Form 10-Q
period 2002-03-31
SEVERN BANCORP INC
filed 2002-06-07
CIK 868271

UNITED STATES
                      SECURITES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

                                SEVERN BANCORP, INC.
----------------------------------------------------------
              (Exact name of registrant as specified in its charter)

       Maryland                                        52-1726127
-------------------------------               ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 1919 A West Street, Annapolis, Maryland                            21401
-------------------------------------------------         ---------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code          410-268-4554
                                                     --------------------------

         Indicted by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                No      X
    --------------    --------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, par value $0.01 per share, 4,090,092 shares outstanding at June 2, 2002.

                              SEVERN BANCORP, INC.
                                Table of Contents

PART I - Financial Information.............................................1

Item 1.  Financial Statements .............................................1

         Consolidated Statements of Financial Condition....................1
         Consolidated Statements of Operations ............................3
         Consolidated Statements of Other Comprehensive Income ............4
         Consolidated Statements of Cash Flows ............................5
         Notes to Consolidated Financial Statements (Unaudited) ...........8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operation .......................................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......15

PART II - OTHER INFORMATION ..............................................15

Item 1.  Legal Proceedings ...............................................15

Item 2.  Changes in Securities and Use of Proceeds .......................15

Item 3.  Defaults upon Senior Securities .................................15

Item 4.  Submission of Matters to a Vote of Security Holders .............15

Item 5.  Other Information ...............................................15

Item 6.  Exhibits and Reports on Form 8-K ................................15

SIGNATURES................................................................15

                          PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC.
AND SUBSIDIARIES
Annapolis, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                     March 31,       December 31,
                                                                                       2002                2001
                                                                                       ----                ----
                                                                                                    Unaudited
           ASSETS
Cash                                                                              $     1,512,767      $     1,030,867
Interest bearing deposits in other banks                                                  595,455            1,058,692
Federal funds                                                                           5,583,163            3,948,900
Investment securities, held to maturity                                                 9,000,506            7,000,958
Mortgage backed securities held to maturity                                               183,417              212,021
Loans held for sale, net of unrealized loss of
$-0- March 31, 2002 and December 31, 2001                                              10,726,065            7,498,934
Loans receivable, net                                                                 349,655,957          335,142,276
Accrued interest receivable - loans                                                     2,236,854            2,094,588
                                             - mortgage backed
                                                  securities                                1,121                1,330
                                             - investments                                 94,066              100,895
Foreclosed real estate, net                                                               312,118              312,118
Premises and equipment, at cost, less
 accumulated depreciation                                                               4,703,141            4,642,481
Mortgage servicing rights                                                                  24,290               25,940
Federal Home Loan Bank of Atlanta stock
 at cost                                                                                2,500,000            2,500,000
Deferred income taxes                                                                     813,486              813,486
Income taxes receivable                                                                        --                  950
Prepaid expenses and other assets                                                         187,364              172,082
Goodwill                                                                                  333,569              333,569
                                                                                   --------------      ---------------

Total assets                                                                         $388,463,339         $366,890,087
                                                                                       ==========           ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.




                                                                                   March 31,      December 31,
                                                                                      2002                2001
                                                                                      ----                ----

        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits                                                                          $302,390,607         $286,917,568
   Outstanding checks in excess of bank balance                                         1,788,016              798,088
   Federal Home Loan Bank advances                                                     44,000,000           42,000,000
   Advance payments by borrowers for expenses                                           1,265,701            1,007,068
   Income taxes payable                                                                 1,054,449              174,529
   Accounts payable and accrued expenses                                                1,346,935            1,161,952
                                                                                    -------------     ----------------
Total liabilities                                                                     351,845,708          332,059,205

Stockholders' Equity
   Non-cumulative preferred stock $1.00 par value, Series A 500,000 shares authorized; 200,002 issued
    and outstanding in 2001 and 2000                                                      200,002              200,002
   Additional paid-in capital                                                           3,800,038            3,800,038
   Common stock, $.01 par value, 20,000,000 shares
    authorized; issued and outstanding 4,090,092 March 31, 2002
    and 1,352,364 December 31, 2001                                                        40,901               13,524
   Additional paid-in capital                                                          11,007,957           10,816,887
   Retained earnings (substantially restricted)                                        21,568,733           20,000,431
                                                                                     ------------        -------------

Total stockholders' equity                                                             36,617,631           34,830,882
                                                                                     ------------         ------------

Total liabilities and stockholders' equity                                           $388,463,339         $366,890,087
                                                                                       ==========           ==========

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland
                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  For Three Months Ended March 31,
                                                                                         2002               2001
                                                                                         ----               ----
Interest Income
   Interest on loans                                                                     $7,616,363         $6,711,953
   Interest on securities available for sale                                                    --              11,840
   Interest on securities held to maturity                                                  106,319            123,443
   Interest on mortgage backed securities                                                     3,372              4,908
   Other interest income                                                                     72,946            158,923
                                                                                       ------------       ------------
      Total interest income                                                               7,799,000          7,011,067
Interest Expense
   Interest on deposits                                                                   3,090,333          3,365,841
   Interest on short term borrowings                                                         94,896            322,313
   Interest on long term borrowings                                                         400,268            359,788
                                                                                          ---------          ---------
      Total interest expense                                                              3,585,497          4,047,942
                                                                                          ---------          ---------

      Net interest income                                                                 4,213,503          2,963,125
Provision for loan losses                                                                   105,000            185,000
                                                                                       ------------       ------------
      Net interest income after provision
        for loan losses                                                                   4,108,503          2,778,125

Other Income
   Gain on sale of loans                                                                    305,817            142,766
   Real estate commissions                                                                  212,133                 --
   Real estate management fees                                                               81,465                 --
   Gain on Disposal of Premises & Equip                                                          --              5,656
   Mortgage processing and servicing fees                                                   156,347            109,925
   All other income                                                                         111,544             93,331
                                                                                       ------------        -----------
      Net other income                                                                      867,306            351,678
Non-Interest Expenses
   Compensation and related expenses                                                      1,325,410            978,420
   Occupancy                                                                                122,181            110,727
   Net expense of foreclosed real estate                                                        (63)             1,222
   Other                                                                                    434,785            332,452
                                                                                          ---------         ----------
      Total non-interest expenses                                                         1,882,313          1,422,821
                                                                                        -----------       ------------

Income before income tax provision                                                        3,093,496          1,706,982
Income tax provision                                                                      1,197,497            659,756
                                                                                        -----------         ----------
      Net income                                                                       $  1,895,999      $   1,047,226
                                                                                          =========          =========
Basic earnings per common share                                                 $           .45     $           .31
                                                                                          =========          =========
Diluted earnings per common share                                              $            .45      $          .29
                                                                                          =========           =========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME



                                            For Three Months Ended March 31,
                                            2002                    2001
                                            ----                    ----

Net income                              $  1,865,910           $1,047,226

Unrealized holding gain on
   available for sale securities,
   net of tax of $6,910                           --               12,827
                                       -------------          -----------

Other Comprehensive Income              $  1,865,910          $ 1,060,053
                                        ============          ===========




























The accompanying notes to consolidated financial statements are an integral part of these statements.

                         SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For The Three Months Ended March 31,
                                                                                     --------------------------------------
                                                                                          2002                   2001
                                                                                          ----                   ----
Operating Activities
    Net income                                                                         $    1,895,999            $1,047,226
    Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities        _
       Amortization of deferred loan fees                                                    (508,938)             (301,654)
         Loan fees deferred                                                                   560,647               337,887
       Accretion of discount on mortgages                                                      (2,067)               (3,124)
       Amortization of premium on investment
            securities                                                                            546                   547
       Accretion of discount on investment securities                                             (94)               (2,635)
       Accretion of discount on mortgage backed
            securities                                                                            (41)                  (41)
       Provision for loan losses                                                              105,000               185,000
       Provision for losses on foreclosed real estate                                              --                20,000
       Provision for depreciation                                                              66,840                52,247
       Gain on sale of loans                                                                 (305,817)             (142,766)
       Gain on disposal of premises and equipment                                                  --                (5,676)
       Proceeds from loans sold to others                                                  20,028,148             7,015,951
       Loans originated for sale                                                          (22,957,631)           (8,375,945)
       Principal collected on loans originated
            for sale                                                                            8,169                 8,610
       Tax effect of preferred stock dividends                                                 34,758                34,758
       (Increase) decrease in accrued interest on loans                                      (142,266)               40,513
       Decrease in accrued interest on
            investments                                                                         6,829                93,585
       Decrease in accrued interest on mortgage
            backed securities                                                                     209                    42
       Decrease in mortgage servicing rights                                                    1,650                 1,650
       Decrease in income taxes
            receivable                                                                            950                22,427
       Increase in prepaid expenses
            and other assets                                                                  (15,282)             (863,366)
       Decrease in accrued interest payable                                                   (15,875)                  (76)
       Increase in accounts payable
            and accrued expenses                                                              184,983               327,455
       Increase in income taxes payable                                                       879,920               327,472
                                                                                     ----------------       ---------------------

            Net cash used by operating activities                                            (173,363)             (179,913)


                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For The Three Months Ended March 31,

                                                                                          2002                  2001
                                                                                          ----                  ----
Cash Flows from Investing Activities
    Purchase of investment securities                                                       $(4,000,000)        $(2,000,000)
Proceeds from maturing investment securities                                                  2,000,000           4,892,858
    Principal collected on mortgage backed
       securities                                                                                28,645               7,375
    Longer term loans originated                                                            (43,111,563)        (36,405,325)
Principal collected on longer term loans                                                     28,400,920          23,641,013
    Net decrease in short-term loans                                                            239,318             106,426
    Loans purchased                                                                            (197,000)           (405,000)
Proceeds from sale of foreclosed real estate                                                   -                     68,808
    Investment in premises and equipment                                                       (127,500)            (29,184)
Proceeds from disposal of premises
       and equipment                                                                                 --              15,049
    Purchase of Federal Home Loan Bank of
       Atlanta stock                                                                                 --            (700,000)
                                                                                     ------------------            ---------
Net cash used by investing activities                                                       (16,767,180)        (10,807,980)

Cash Flows from Financing Activities
------------------------------------
    Net increase in demand deposits, money
       market, passbook accounts and advances
       by borrowers for taxes and insurance                                                  18,829,200           8,975,441
    Net (decrease) increase in certificates of
       deposit                                                                               (3,081,653)          7,798,773
    Increase (decrease) in checks outstanding
       in excess of bank balance                                                                989,928          (3,298,358)
Additional borrowed funds                                                                    17,000,000          19,000,000
    Repayment of borrowed funds                                                             (15,000,000)        (11,000,000)
Cash dividends                                                                                 (335,406)           (244,078)
    Proceeds from exercise of options                                                           191,400                  --
    Proceeds from exercise of warrants                                                               --             461,630
                                                                                   --------------------  ------------------
            Net cash provided by financing activities                                        18,593,469          21,693,408
                                                                                           ------------        -------------


                              SEVERN BANCORP, INC.
                                AND SUBSIDIARIES
                               Annapolis, Maryland

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    For the Three Months Ended  March 31,

                                                                                          2002                  2001
                                                                                          ----                  ----
Increase in cash and cash
    equivalents                                                                         $     1,652,926      $   10,705,515
Cash and cash equivalents at beginning of year                                                6,038,459           1,007,087
                                                                                          -------------       ---------------

Cash and cash equivalents at end of period                                              $     7,691,385       $  11,712,602
                                                                                             ==========          ==========

The Following is a Summary of Cash and
 Cash Equivalents
    Cash                                                                                $   1,512,767        $    1,416,897
    Interest bearing deposits in other banks                                                  595,455             1,567,356
    Federal funds                                                                           5,583,163             8,728,349
                                                                                        -------------        -------------------

Cash and cash equivalents reflected on the
    statement of cash flows                                                             $   7,691,385        $   11,712,602
                                                                                           ==========            ==========

Supplemental Disclosure of Cash Flows Information:
    Cash Paid During Period For:

       Interest                                                                        $    3,588,213         $   4,042,716
                                                                                           ==========            ==========

       Income taxes                                                                   $       285,940        $      286,500
                                                                                           ==========            ==========

    Transfer from loans to foreclosed real estate                                     $            --        $      133,076
                                                                                           ==========            ==========

     Transfer from retained earnings to additional paid in capital for 3 for 1 stock split declared
       in the form of a dividend                                                       $       27,047  $                 --
                                                                                           ==========            ==========

    The accompanying notes to consolidated financial statements are an integral part of these statements.

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 1 - Basis of Presentation

                   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year December 31, 2002 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10 for the year ended December 31, 2001.

                   On February 19, 2002, the Company's Board of Directors declared a 3-for-1 stock split in the form of a 200% stock dividend, which was effective for shares outstanding as of March 1, 2002 and paid on March 15, 2002. All per share data in the accompanying financial statements and all share and per share data in the footnotes have been adjusted to give retroactive effect to this transaction.

Note 2 - Cash Flow Presentation

                   For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 3 - Earnings Per Share

                   Basic EPS is computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Information relating to the calculations of net income per share of common stock is summarized for the three month periods ended March 31, as follows:


                                                         Three Months Ended                 Three Months Ended
                                                             March 31, 2002                     March 31, 2001
                                                     ------------------------------     ---------------------------
           Net income                                            $  1,895,999                    $  1,047,226
             Less - preferred stock dividends,
                net of tax                                            (55,242)                        (55,242)
                                                                 ------------                    ------------
              Net income available to shareholders                $ 1,840,757                         991,984
                                                                 ============                    ============

           Weighted average shares outstanding
               Basic EPS                                            4,057,092                       3,239,316
           Effect of Dilutive Shares
              Stock warrants                                              --                          178,595
              Stock options                                            30,224                          49,659
                                                                 ------------                    ------------
           Adjusted weighted average shares
             Used for dilutive EPS                                  4,087,316                       3,467,570
                                                                 ============                    ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company

         Severn Bancorp, Inc. ("Bancorp") is a savings and loan holding company charted in the state of Maryland in 1990. It conducts business through three subsidiaries: Severn Savings Bank, FSB (the "Bank"), its principal subsidiary; Louis Hyatt, Inc. t/a Hyatt Real Estate, a real estate brokerage and property management company, which Bancorp acquired in June 2001; and SBI Mortgage Company, which engages in the origination of mortgages not suitable to the Bank. The Bank has two branches in Anne Arundel County, Maryland which offer a full range of deposit products, and the Bank originates mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Northern Virginia.

         Forward Looking Statements

         In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Bancorp operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences include, but are not limited to, changes in the economy and interest rates in the nation and Bancorp's general market area. The forward-looking statements contained herein include, but are not limited to, those with respect to management's determination of the amount of loan loss allowance; the effect of changes in interest rates; and changes in deposit insurance premiums.

         Results of Operations

         Net income for the first quarter of 2002 was $1,895,999, or diluted earnings per share of $.45, as compared to net income of $1,047,226 in the first quarter of 2001, or diluted earnings per share of $.29. This represents an increase of $848,773 or 81% compared with the first quarter of 2001. Earnings per diluted share increased $.16 per diluted share or 55.1% compared with the first quarter of 2001. Net income for the first quarter of 2002 increased significantly above that for the first quarter of 2001 as a result of increases in interest on loans received, an increase in mortgage loans originated and a decrease in interest expense due to the reduction in the interest paid to the depositors of the Bank. The reduction in interest rates resulted in part from the Federal Reserve Board making a total of eleven interest rate cuts throughout 2001.

         Net interest income (interest earned net of interest charges) totaled $4,213,503 for the first quarter of 2002, compared to $2,963,125 for the first quarter of 2001, representing an increase of $1,250,378 or 42.2%. This increase is a result of both an increase in interest earned on mortgage loans and a reduction in the cost of deposits and borrowings, resulting in an improving net interest margin.

         Bancorp recorded a loan loss provision of $105,000 in the first quarter of 2002 compared to $185,000 in the first quarter of 2001. This was a reduction of $80,000 or 43.2%, as management determined that the decrease in the contribution to the loan loss provision as compared to the first quarter of 2001 was appropriate after analysis of the general economy, economic trends, inherent risks contained in the portfolio and other factors that Bancorp's management deemed appropriate. For information concerning how Bancorp establishes its provision for loan losses, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in our registration statement on Form 10 filed with the Securities and Exchange Commission.

         Other income totaled $867,306 for the first quarter of 2002, as compared to $351,678 during the first quarter of 2001, an increase of $515,628 or 146.6%. Of this increase, $293,598 was a result of real estate commissions and real estate management fees received from Bancorp's subsidiary, Louis Hyatt, Inc. t/a Hyatt Real Estate, during the first quarter of 2002. That company was acquired by Bancorp in June of 2001. Also, gain on the sale of loans increased by $163,051, or 114.2% over the first quarter of 2001. This increase reflects a large increase in loans originated and sold by the Bank in the secondary market. As a result of increases in mortgage loan originations, mortgage processing and servicing fees increased to $156,347 in the first quarter of 2002 compared to $109,925 in the first quarter of 2001, being a $46,422 or 42.2% increase. All other income increased from $93,331 in the first quarter of 2001 to $111,544 in the first quarter of 2002, which is an increase of 19.5%.

         Total non-interest expense for the first quarter of 2002 was $1,882,313, which is an increase of $459,492 from the first quarter of 2001 or 32.3%. This increase was primarily in compensation and related expenses, which increased $346,990, or 35.5%, which was the result of the increase in mortgage loan originations between the first quarter of 2001 and the first quarter of 2002. Other expenses also increased from the first quarter of 2001 to the first quarter of 2002 by $102,333 or 30.8%, from $332,452 to $434,785 as a result of increased mortgage origination activity and operating expenses of Hyatt Real Estate.

         Income Taxes

         Income tax expense was $1,197,497 for the first quarter of 2002, as compared to $659,756 for the first quarter of 2001, which is an increase of 81%. The effective tax rate for the three months ended March 31, 2002 and 2001 was 38.71% and 38.65%, respectively.

         Analysis of Financial Condition

         Total assets at March 31, 2002 increased to $388,463,339 from $366,890,087 at December 31, 2001, representing an increase of $21,573,252 or 5.9%. Loan demand continued to be strong during the first quarter of 2002, as net loans receivable increased to $349,655,957 as of March 31, 2002 from $335,142,276 as of December 31, 2001, which is an increase of $14,513,681 or 4.3%. Loans held for sale as of March 31, 2002 was $10,726,065 which is an increase of $3,227,131 or 43%, above loans for sale in the amount of $7,498,934 as of December 31, 2001. Total deposits as of March 31, 2002 increased to $302,390,607 from $286,917,568 as of December 31, 2001 which represents an increase of $15,473,039 or 5.4%. This increase is attributable to growth in the Bank's money market deposit accounts as the Bank had been promoting such deposit accounts through various advertisements. Federal Home Loan Bank advances increased $2,000,000, or 4.8%, to $44,000,000 as of March 31, 2002 as compared to $42,000,000 as of December 31, 2001.

         Stockholders Equity

         Total stockholders equity was $36,617,631 as of March 31, 2002 compared to $34,830,882 as of December 31, 2001, or an increase of $1,786,749 or 5.1%.
This increase resulted from an increase in net earnings and, to a lesser extent, certain options were exercised by directors and officers of Bancorp during the first quarter of 2002 resulting in an infusion of capital to Bancorp, offset slightly by dividends paid.

         Asset Quality

         Non-accrual loans (those loans 90 or more days in arrears) were $1,203,622 as of March 31, 2002 compared to $2,101,072 as of December 31, 2001.
At March 31, 2002 the total allowance for loan losses was $3,458,375, which is ..98% of total loans, compared with $3,353,375, which was .99% of total loans as of December 31, 2001. The adequacy of the allowance is monitored monthly. Bancorp's management believes the allowance is adequate as of March 31, 2002.

         Liquidity

         Bancorp's liquidity is determined by its ability to raise funds through loan payments, maturing investments, deposits, borrowed funds, capital, or the sale of loans. Based on the internal and external sources available, Bancorp's liquidity position exceeded anticipated short-term and long-term needs at March 31, 2002. Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

         In assessing its liquidity the management of Bancorp considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that Bancorp may take advantage of business opportunities.

         Management believes it has ample cash flow and liquidity to meet its current commitments. Certificates of deposit, which are scheduled to mature in less than one year at March 31, 2002 totaled $126,400,385. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. At March 31, 2002, the Company had commitments to originate loans of $787,738 , unused lines of credit of $20,798,544, and commitments under standby letters of credit of $4,485,235. The Bank has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from the FHLB of Atlanta should the need arise. As of March 31, 2002, outstanding FHLB borrowings totaled $44,000,000, and the Bank had available to it up to an additional $53,000,000 in borrowing availability from the FHLB of Atlanta.

         Net cash used by operating activities remained relatively unchanged at $173,673 and $179,913 for the three month periods ended March 31, 2002 and March 31, 2001, respectively. Net cash used by investing activities for the quarter ended March 31, 2002 was $16,767,180, an increase of $5,959,200 from $10,807,980 for the quarter ended March 31, 2001. Net cash provided by financing activities was $18,593,469 and $21,693,408 for the current and prior year's quarters, respectively. As a result cash and cash equivalents increased $1,652,926 and $10,705,515 during the respective quarters. Cash provided by increased deposits and borrowed funds was partially offset by net cash used for strong loan origination activity that outpaced principal repayments.

         Effects of Inflation

         The Consolidated Financial Statements and related consolidated financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry which require the measurement of financial condition and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation.

         Average Balance Sheet

         The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through the first three months of the year.

                     [see table on the following page]

Severn Bancorp and Subsidiaries
Average Balance Sheet


                                                 Quarter Ended March 31, 2002                 Quarter Ended March 31, 2001

                                        Average                      Rate                  Average                      Rate
ASSETS                                   Volume      Interest     Annualized                Volume      Interest     Annualized
                                         ------      --------     ----------           ---------------------------- ------------
   Loans                               $352,817,982  $ 7,616,363        8.63%             $286,610,177  $ 6,711,953        9.37%

   Investments                            8,998,148      106,319        4.73%                8,257,848      135,283        6.55%

   Mortgage-backed securities               191,578        3,372        7.04%                  278,096        4,908        7.06%

   Other interest earning                 7,763,043       72,946        3.76%               12,706,815      158,923        5.00%
                                     ---------------------------- ------------          ---------------------------- ------------
   Total interest-earning               369,770,751    7,799,000        8.44%              307,852,937    7,011,067        9.11%

Non-interest earning assets              13,796,320                                          7,461,733
                                    ---------------                                     ---------------
Total Assets                            383,567,071                                        315,314,670
                                     ===============                                    ===============

LIABILITIES & STOCKHOLDERS' EQUITY

   Savings & checking                   108,726,377      740,062        2.72%               57,563,016      475,083        3.30%

   Certificates of Deposit              191,959,352    2,350,271        4.90%              183,184,208    2,890,758        6.31%

   Short-term borrowings                 12,000,000       94,896        3.16%               23,000,000      322,313        5.61%

   Long-term borrowings                  31,333,333      400,268        5.11%               23,666,667      359,788        6.08%
                                     -------------- ------------ ------------         ---------------------------- ------------
   Total interest-bearing liabilities   344,019,062    3,585,497        4.17%              287,413,891    4,047,942        5.63%
                                     ===============                                    ===============


Non-interest bearing liabilities          3,561,480                                          2,020,380

Stockholders' equity                     35,986,529                                         25,880,400
Total liabilities &
                                     ---------------                                    ---------------
   stockholders' equity                $383,567,071                                       $315,314,670
                                     ===============                                    ===============


Net Interest Income                                $  4,213,503                                            $ 2,963,125
Interest Rate Spread                                                    4.27%                                              3.48%
Net Yield on Interest-Earning Assets                                    4.56%                                              3.85%

Average interest-earning assets to average interest-bearing liabilities
                                                                      107.49%                                            107.11%


         Legal Proceedings

         There are various claims pending involving the Bank, arising in the normal course of business. Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, are not material to Bancorp's financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There has been no material change in market risk since December 31, 2001, as reported in Bancorp's Form 10 Registration Statement filed with the United States Securities and Exchange Commission on or about April 15, 2002.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.  None.

Item 2.  Changes in Securities and Use of Proceeds.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.    Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K.  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SEVERN BANCORP, INC.
                                               Registrant

                          /s/ ALAN J. HYATT
Date: June 7, 2002       Alan J. Hyatt, President, Chief Executive Officer
                         and Chairman of the Board
                         (Principal Executive Officer)

                            /s/ CECELIA LOWMAN
Date: June 7, 2002        Cecelia Lowman, Chief Financial Officer
                         (Principal Financial and Accounting Officer)