Form 10-Q
period 2002-06-30
SEVERN BANCORP INC
filed 2002-08-09
CIK 868271

UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

                              SEVERN BANCORP, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

         Maryland                                              52-1726127
--------------------------------------------         ---------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
            or organization)                              Identification No.)

 1919 A West Street, Annapolis, Maryland                     21401
--------------------------------------------         ---------------------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code          410-268-4554
                                                     ---------------------------

         Indicted by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X         No
    --------------    --------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, par value $0.01 per share, 4,096,092 shares outstanding at August 9, 2002.

                              SEVERN BANCORP, INC.
                                Table of Contents

PART I - Financial Information..............................................1

Item 1.  Financial Statements ..............................................1

         Consolidated Statements of Financial Condition.....................1
         Consolidated Statements of Operations .............................3
         Consolidated Statements of Other Comprehensive Income .............4
         Consolidated Statements of Cash Flows .............................5
         Notes to Consolidated Financial Statements (Unaudited) ............8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........16

PART II - OTHER INFORMATION ................................................16

Item 1.   Legal Proceedings ................................................16

Item 2.   Changes in Securities and Use of Proceeds ........................16

Item 3.   Defaults upon Senior Securities ..................................16

Item 4.   Submission of Matters to a Vote of Security Holders ..............16

Item 5.   Other Information ................................................16

Item 6.   Exhibits and Reports on Form 8-K .................................16

SIGNATURES..................................................................16

                          PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC.
AND SUBSIDIARIES
Annapolis, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                June 30,               December 31,
                                                                                    2002                    2001
                                                                                    ----                    -------
                                                                               Unaudited
           ASSETS
Cash                                                                      $    2,965,746            $    1,030,867
Interest bearing deposits in other banks                                       1,233,571                  1,058,692
Federal funds                                                                    730,122                  3,948,900
Investment securities, held to maturity                                        9,000,055                  7,000,958
Mortgage backed securities held to maturity                                      781,395                    212,021
Loans held for sale, net of unrealized loss of
$-0- June 30, 2002 and December 31, 2001                                       5,324,425                  7,498,934
Loans receivable, net                                                        375,386,269                335,142,276
Accrued interest receivable - loans                                            2,282,719                  2,094,588
                            - mortgage backed
                               securities                                          4,600                      1,330
                            - investments                                        132,500                    100,895
Foreclosed real estate, net                                                      223,911                    312,118
Premises and equipment, at cost, less
 accumulated depreciation                                                      4,667,710                  4,642,481
Mortgage servicing rights                                                         22,640                     25,940
Federal Home Loan Bank of Atlanta stock at cost                                2,500,000                  2,500,000
Deferred income taxes                                                            813,486                    813,486
Income taxes receivable                                                          196,000                        950
Prepaid expenses and other assets                                                147,287                    172,082
Goodwill                                                                         333,569                    333,569
                                                                          --------------            ---------------

Total assets                                                                $406,746,005               $366,890,087
                                                                              ==========                 ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC.
AND SUBSIDIARIES
Annapolis, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                               June 30,                December 31,
                                                                                    2002                       2001
                                                                                    ----                       ----

        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits                                                                 $330,069,581               $286,917,568
   Outstanding checks in excess of bank balance                                       --                    798,088
   Federal Home Loan Bank advances                                           35,000,000                  42,000,000
   Advance payments by borrowers for expenses                                  1,843,218                  1,007,068
   Income taxes payable                                                          114,641                    174,529
   Accounts payable and accrued expenses                                       1,191,400                  1,161,952
                                                                           -------------           ----------------
Total liabilities                                                            368,218,840                332,059,205

   Commitments - (Notes 4 and 5)

Stockholders' Equity
   Non-cumulative preferred stock $1.00 par value, Series A 500,000 shares authorized; 200,002 issued
    and outstanding in 2001 and 2000                                             200,002                    200,002
   Additional paid-in capital                                                  3,800,038                  3,800,038
   Common stock, $.01 par value, 20,000,000 shares
    authorized; issued and outstanding 4,096,092
    June 30, 2002 and 1,352,364 December 31, 2001                                 40,961                     13,524
   Additional paid-in capital                                                 11,040,897                 10,816,887
   Retained earnings (substantially restricted)                               23,445,267                20,000,431
                                                                            ------------             -------------
Total stockholders' equity                                                    38,527,165                 34,830,882
                                                                            ------------               ------------

Total liabilities and stockholders' equity                                  $406,746,005               $366,890,087
                                                                              ==========                 ==========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                              SEVERN BANCORP, INC.
                                AND SUBSIDIARIES
                               Annapolis, Maryland
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               For Three Months June 30,                 For Six Months June 30,
                                                               -------------------------                 -----------------------
                                                                   2002             2001                   2002              2001
                                                                   ----                                    ----
Interest Income
   Interest on loans                                         $8,003,436       $7,045,149            $15,619,799       $13,757,102
   Interest on securities available for sale                         --           10,656                     --            22,496
   Interest on securities held to maturity                      108,483           98,481                214,802           221,924
   Interest on mortgage backed securities                         8,788            4,653                 12,160             9,561
   Other interest income                                         46,415           90,527                119,361           249,450
                                                           ------------        ---------           ------------      ------------
      Total interest income                                   8,167,122        7,249,466             15,966,122        14,260,533

Interest Expense
   Interest on deposits                                       2,964,278        3,349,067              6,054,611         6,714,908
   Interest on short term borrowings                             45,359          295,027                140,255           617,340
   Interest on long term borrowings                             340,046          429,517                740,314           789,305
                                                             ----------       ----------              ---------         ---------
      Total interest expense                                  3,349,683        4,073,611              6,935,180         8,121,553
                                                              ---------        ---------              ---------         ---------

      Net interest income                                     4,817,439        3,175,855              9,030,942         6,138,980
Provision for loan losses                                       135,000          248,860                240,000           433,860
                                                              ---------          -------           ------------      ------------
      Net interest income after provision
        for loan losses                                       4,682,439        2,926,995              8,790,942         5,705,120

Other Income
   Gain on sale of loans                                        297,319          205,045                603,136           347,811
   Real estate commissions                                      227,252               --                439,385                --
   Real estate management fees                                   90,571               --                172,036                --
   Gain on disposal of premises & equipment                          --               --                     --             5,656
   Mortgage processing and servicing fees                       155,673          177,655                312,020           287,580
   All other income                                             123,640           99,782                235,184           193,113
                                                              ---------         --------           ------------       -----------
      Net other income                                          894,455          482,482              1,761,761           834,160

Non-Interest Expenses
   Compensation and related expenses                          1,351,604          991,796              2,677,014         1,970,216
   Occupancy                                                    123,943          109,667                246,124           220,394
   Net expense of foreclosed real estate                          (347)            4,318                  (410)             5,540
   Other                                                        519,595          384,232                954,380           716,684
                                                             ----------        ---------              ---------        ----------
      Total non-interest expenses                             1,994,795        1,490,013              3,877,108         2,912,834
                                                              ---------         --------            -----------      ------------

Income before income tax provision                            3,582,099        1,919,464              6,675,595         3,626,446
Income tax provision                                          1,404,558          741,664              2,602,055         1,401,420
                                                              ---------        ---------            -----------      ------------

      Net income                                           $  2,177,541     $  1,177,800           $  4,073,540     $   2,225,026
                                                              =========         ========              =========         =========
Basic earnings per common share                       $             .52$             .32      $             .97$              .65
                                                              =========         ========              =========         =========
Diluted earnings per common share                     $             .51$             .32       $            .96 $             .64
                                                              =========         ========              =========         =========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME




                                                                                   For Three Months Ended June 30,
                                                                                   --------------------------------
                                                                                    2002                       2001
                                                                                    ----                       ----
Net income                                                                    $2,177,541                 $1,117,800

Unrealized holding loss on
   available for sale securities                                                      --                   (12,824)
                                                                             -----------               ------------

Other Comprehensive Income                                                    $2,177,541                 $1,104,976
                                                                               =========                  =========

                                                                                    For Six Months Ended  June 30,
                                                                                   -------------------------------
                                                                                    2002                       2001
                                                                                    ----                       ----

Net income                                                                    $4,073,540                 $2,225,026

Unrealized holding gain on
   available for sale securities,                                                     --                          3
                                                                              ----------                 ----------

Other Comprehensive Income                                                    $4,073,540                 $2,225,029
                                                                               =========                  =========














The accompanying notes to consolidated financial statements are an integral part of these statements.

                       SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               For The Six Months Ended June 30,
                                                                               ---------------------------------
                                                                                    2002                       2001
                                                                                    ----                       ----
Operating Activities
    Net income                                                              $  4,073,540              $   2,225,026
    Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities        _
       Amortization of deferred loan fees                                    (1,000,956)                  (624,989)
         Loan fees deferred                                                    1,153,075                    770,936
       Accretion of discount on mortgages                                        (4,955)                    (4,610)
         Amortization of premium on investment
        securities                                                                 1,094                      1,094
       Accretion of discount on investment securities                              (191)                    (3,024)
         Amortization of premium on mortgage backed
          Securities                                                                  86                         --
       Accretion of discount on mortgage backed
        securities                                                                  (81)                       (80)
       Provision for loan losses                                                 240,000                    433,860
       Provision for losses on foreclosed real estate                                 --                     20,000
       Provision for depreciation                                                130,616                    100,726
       Gain on sale of loans                                                   (603,136)                  (347,811)
       Gain on disposal of premises and equipment                                     --                    (5,676)
       Proceeds from loans sold to others                                     41,646,010                 20,492,846
       Loans originated for sale                                            (38,884,205)               (25,285,132)
       Principal collected on loans originated
        for sale                                                                  15,840                     19,944
       Tax effect of preferred stock dividends                                    69,516                     69,515
       (Increase) decrease in accrued interest on loans                        (188,131)                      9,086
       (Increase) decrease in accrued interest on
        investments                                                             (31,605)                     75,771
       (Increase) decrease in accrued interest on mortgage
        backed securities                                                        (3,270)                        175
       Decrease in mortgage servicing rights                                       3,300                      3,300
        Increase in income taxes receivable                                    (195,050)                  (163,131)
       Decrease (increase) in prepaid expenses
         and other assets                                                         24,795                (1,123,249)
        Decrease in accrued interest payable                                    (13,497)                    (9,913)
        Increase in accounts payable
           and accrued expenses                                                   29,448                    826,105
        Increase in income taxes payable                                        (59,888)                   (94,812)
                                                                       -----------------            ---------------

            Net cash provided by (used by)
                 operating activities                                          6,402,355                (2,614,043)


                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 For The Six Months Ended June 30,
                                                                                ---------------------------------
                                                                                    2002                       2001
                                                                                    ----                       ----
Cash Flows from Investing Activities
------------------------------------
     Cash consideration Louis Hyatt, Inc.
      Acquisition, net                                                $               --           $       (31,340)
    Purchase of investment securities                                        (4,000,000)                (2,000,000)
    Proceeds from maturing investment securities                               2,000,000                  4,892,858
    Purchase of mortgage backed securities                                     (622,346)                         --
    Principal collected on mortgage backed
     securities                                                                   52,967                     24,021
    Longer term loans originated                                            (82,033,573)              (110,294,487)
    Principal collected on longer term loans                                  41,172,196                 76,712,726
    Net decrease (increase) in short-term loans                                  427,220                  (331,564)
    Loans purchased                                                            (197,000)                  (679,000)
    Proceeds from sale of foreclosed real estate                                  88,207                    107,350
    Investment in premises and equipment                                       (155,845)                   (65,398)
    Proceeds from disposal of premises
     and equipment                                                                    --                     15,049
    Purchase of Federal Home Loan Bank of
     Atlanta stock                                                                    --                  (700,000)
                                                                  ----------------------                  ---------
            Net cash used by investing activities                           (43,268,174)               (32,349,785)

Cash Flows from Financing Activities
------------------------------------
    Net increase in demand deposits, money
     market, passbook accounts and advances
     by borrowers for taxes and insurance                                     39,440,378                 14,840,070
    Net  increase in certificates of
     deposit                                                                   4,561,282                 17,264,395
    Decrease  in checks outstanding
     in excess of bank balance                                                 (798,088)                (3,298,358)
    Additional borrowed funds                                                 27,000,000                 33,000,000
    Repayment of borrowed funds                                             (34,000,000)               (17,000,000)
    Cash dividends                                                             (671,173)                  (521,977)
    Proceeds from exercise of options                                            224,400                         --
    Proceeds from exercise of warrants                                                --                  3,393,064
                                                                  ----------------------              -------------

            Net cash provided by financing activities                         35,756,799                47,677,194
                                                                            ------------              -------------


                              SEVERN BANCORP, INC.
                                AND SUBSIDIARIES
                               Annapolis, Maryland

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             For the Six Months Ended  June 30,
                                                                             ----------------------------------
                                                                                    2002                       2001
                                                                                    ----                       ----
Increase (decrease) in cash and cash
 equivalents                                                            $    (1,109,020)             $   12,713,366
Cash and cash equivalents at beginning of year                                 6,038,459                  1,007,087
                                                                           -------------              -------------

Cash and cash equivalents at end of period                                $    4,929,439            $    13,720,453
                                                                              ==========                 ==========

The Following is a Summary of Cash and
 Cash Equivalents
    Cash                                                                 $     2,965,746             $    5,172,207
    Interest bearing deposits in other banks                                   1,233,571                    448,696
    Federal funds                                                                730,122                  8,099,550
                                                                             -----------             --------------

Cash and cash equivalents reflected on the
 statement of cash flows                                                  $    4,929,439             $   13,720,453
                                                                              ==========                 ==========

Supplemental Disclosure of Cash Flows Information:
    Cash Paid During Year For:

       Interest                                                           $    6,950,418              $   8,090,272
                                                                              ==========                 ==========

       Income taxes                                                       $    2,787,478              $   1,631,179
                                                                              ==========                 ==========

    Transfer from loans to foreclosed real estate                         $           --             $      436,642
                                                                              ==========                 ==========

     Transfer from retained earnings to additional
      paid in capital for 3 for 1
      stock split declared
      as a dividend                                                      $        27,047             $           --
                                                                              ==========                 ==========

Common stock issued for acquired company                                 $           --               $  1,600,000
                                                                              ==========                 ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 1 - Basis of Presentation

                   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year December 31, 2002 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are contained in the Company's Form 10 Registration Statement as filed with the Securities and Exchange Commission (file number 00-49731).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 3 - Earnings Per Share

                     Basic EPS is computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Information relating to the calculations of net income per share of common stock is summarized for the three and six month periods ended June 30th, as follows:


                                                                        Three Months Ended            Three Months Ended
                                                                            June 30, 2002                June 30, 2001
           Net income                                                         $2,177,541                 $1,117,800
             Less - preferred stock dividends,
                net of tax                                                       (55,244)                   (55,244)
                                                                                --------                   --------
              Net income available to shareholders                            $2,122,297                 $1,062,556
                                                                                ========                  =========

           Weighted average shares outstanding
               Basic EPS                                                       4,090,158                  3,309,550
           Effect of Dilutive Shares
                 Stock options                                                    39,538                     49,659
                                                                             -----------                  ---------
           Adjusted weighted average shares
             Used for dilutive EPS                                             4,129,696                  3,359,209
                                                                                ========                   ========

CORPORATION AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Note 3 - Earnings Per Share (continued)

                                                                       Six Months Ended             Six Months Ended
                                                                          June 30, 2002              June 30, 2001

           Net income                                                         $4,073,540                 $2,225,026
             Less - preferred stock dividends,
                net of tax                                                      (110,486)                  (110,486)
                                                                               ---------                  ---------
              Net income available to shareholders                            $3,963,054                 $2,114,540
                                                                               ========                   =========

           Weighted average shares outstanding
               Basic EPS                                                       4,073,899                  3,274,971
           Effect of Dilutive Shares
              Stock options                                                       36,070                     49,659
                                                                               ---------                  ---------
           Adjusted weighted average shares
             Used for dilutive EPS                                             4,109,969                  3,324,630
                                                                                ========                   ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company

         Severn Bancorp, Inc. ("Bancorp") is a savings and loan holding company charted in the state of Maryland in 1990. It conducts business through three subsidiaries: Severn Savings Bank, FSB (the "Bank"), its principal subsidiary; Louis Hyatt, Inc. t/a Hyatt Real Estate, a real estate brokerage and property management company, which Bancorp acquired in June 2001; and SBI Mortgage Company, which engages in the origination of mortgages not suitable to the Bank. The Bank has two branches in Anne Arundel County, Maryland which offer a full range of deposit products, and the Bank originates mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Northern Virginia. In June 2002, the Company was accepted for listing on The Nasdaq SmallCap Market, and now trades under the symbol "SVBI".

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

         Results of Operations

         Net income for the second quarter ended June 30, 2002 was $2,177,541, or diluted earnings per share of $.51 as compared to $1,177,800 in the second quarter of 2001, or diluted earnings per share of $.32. This represents an increase of $999,741, or 85% compared to the second quarter of 2001. Earnings per share increased $.19, or 59% during that same period. The six month year to date net income was $4,073,540, or $.96 diluted earnings per share, compared to $2,225,026, or $.64 diluted earnings per share for the six month period that ended June 30, 2001. The increase was $1,848,514, and the increase of diluted earnings per share was $.32. This represents an increase in year to date net income between June 30, 2002 and June 30, 2001 of 83% or a 50% increase in diluted earnings per share. The substantial increase in net income resulted from the continuing low interest rate environment, which has reduced Bancorp's cost of funds, along with the continuation of a high volume of mortgage loan origination.

         Net interest income, which is interest earned net of interest charges, totaled $4,817,439 for the second quarter, and $9,030,042 for the six month period ended June 30, 2002, compared to $3,175,855 for the second quarter of 2001 and $6,138,980 for the six month period ended June 30, 2001. This represents an increase of $1,641,584, or 52%, compared to the second quarter of 2001, and an increase of $2,891,062 or 47% for June 30, 2002 year to date compared to June 30, 2001. This increase resulted from the continuing growth of the Company's mortgage loan portfolio, and the reduction of the cost of deposits and borrowings, continuing to improve Bancorp's net interest margin.

         Loan loss provisions were $135,000 in the second quarter, and $240,000 for the six months ended June 30, 2002, as compared to $248,860 for the second quarter of 2001, and $433,860 for the six months ended June 30, 2001. The reduction in the contribution to loan loss provisions was $113,860, or 46% in comparison with the second quarter of 2002 to the second quarter of 2001, and $193,860, or 45%, comparing the six months ended June 30, 2002 to the six months ended June 30, 2001. The reduction of the contribution to the loan loss provision resulted in management's analysis that the contribution and the total loan loss provision was adequate in light of Bancorp's portfolio, the analysis of the general economy and other factors that Bancorp's management deemed appropriate.

         Net other income was $894,455 for the second quarter, as compared to $482,482 for the second quarter of 2001, with six month year to date net other income being $1,761,761, compared to $834,160 for the six months ended June 30, 2001. This represents increases of $411,973, or 85%, comparing each second quarter, and $927,601, or 111%, comparing the six month periods ended June 30, 2002 to June 30, 2001. The increase in other income included year to date real estate commissions of $439,385, and management fees of $172,036, earned by Hyatt Real Estate, a subsidiary of Bancorp, that was acquired in June 2001. Gain on sale of loans increased from $347,811 for the six months ended June 30, 2001 to $603,136 for the six months ended June 30, 2002, which is an increase of $255,325, or 73%. This result was due to a significant increase in the volume of loan originations that were sold in the secondary market by the Bank.

         Total non-interest expenses for the six months ended June 30, 2002 were $3,877,108 compared to $2,912,834 for the six months ended June 30, 2001. Second quarter 2002 non-interest expense were $1,994,705 compared to $1,490,013 for the second quarter of 2001. This was an increase in year to date non-interest expense of $964,274, or 33%, and an increase between the second quarter of 2002 and the second quarter of 2001 of $504,692, or 34%. The growth in this expense resulted primarily from increase in compensation and related expenses, which increased $359,808 between the second quarter of 2002 and the second quarter of 2001, and by $706,798, or 36%, for the six month period ending June 30, 2002 compared to the same period ended June 30, 2001. The increase in compensation and related expenses is directly related to the high volume of mortgage loan originations during this period. Mortgage loan officers are compensated in the form of commissions, based upon loans originated, and as a result, as mortgage originations increase the commissions earned by loan officers also increase. Other expenses also increased from $384,232 to $519,595 from second quarter 2001 to second quarter of 2002, and from $716,684 to $954,380 for the six months ended June 30, 2001 compared to the six months ended June 30, 2002. That was an increase of $135,363, or 35%, during the second quarter, and a six month year to date increase of $237,696 or 33%, compared to the six months ended June 30, 2001. The increase in other expenses was related to increased mortgage origination activity as well as the operating expenses of Hyatt Real Estate. Additionally, this increase includes expenses of the preparation and filing of Bancorp's Form 10 Registration Statement filed with the United States Securities and Exchange Commission on or about April 15, 2002. Such expenses include, but are not limited to, legal and accounting fees.

         Income Taxes

         Income tax expense was $1,404,558 for the second quarter of 2002, and $2,602,555 for the six months ended June 30, 2002, as compared to $741,664 for the second quarter of 2001, and $1,401,420 for the six months ended June 30, 2001. This was an increase of $662,894, or 89% between the second quarter of 2002 and the second quarter of 2001, and an increase of $1,201,135 or 86%, between the six month periods ended June 30, 2002 and June 30, 2001. The effective tax rate for the second quarter of 2002 and 2001 was 39.21% and 38.64%, respectively, and for the six month year to date 2002 and 2001, it was 38.98% and 38.64%, respectively.

         Analysis of Financial Condition

         Total assets at June 30, 2002 increased to $406,746,005 from $366,890,087 at December 2001. representing an increase of $39,855,918 or 11%. Continued mortgage origination activity resulted in net loans receivable increasing to $375,386,269 as of June 30, 2002 from $335,142,276 as of December 31, 2001 representing an increase of $40,243,993 or 12%. Total deposits as of June 30, 2002 increased to $330,069,581 from $286,917,568 as of December 31,
2001 which represents an increase of $43,152,013 or 15%. This increase is primarily attributable to an ongoing campaign by the Bank to attract money market deposit accounts. The influx of retail deposits fulfilled the Bank's liquidity needs to fund this period's loan originations and allowed the Bank to reduce FHLB borrowings. Federal Home Loan Bank (FHLB) advances decreased by $7,000,000, or 17%, from $42,000,000 as of December 31, 2001 to $35,000,000 as of June 30, 2002. This decrease is a result of the ability to rely upon retail deposits during this period.

         Stockholders Equity

         Total stockholders equity was $38,527,165 as of June 30, 2002 compared to $34,830,882 as of December 31, 2001, or an increase of $3,696,283 or 11%.
This increase resulted from the current six month period net earnings, offset slightly by common and preferred stock dividends.

         Asset Quality

         Non-accrual loans (those loans 90 or more days in arrears) were $382,395 as of June 30, 2002 compared to $2,101,072 as of December 31, 2001. At
June 30, 2002 the total allowance for loan losses was $3,593,374, which is .96% of total loans, compared with $3,353,375, which was .99% of total loans as of December 31, 2001. The adequacy of the allowance is monitored monthly. Bancorp's management believes the allowance is adequate as of June 30, 2002.

         Liquidity

         Bancorp's liquidity is determined by its ability to raise funds through loan payments, maturing investments, deposits, borrowed funds, capital, or the sale of loans. Based on the internal and external sources available, Bancorp's liquidity position exceeded anticipated short-term and long-term needs at June 30, 2002. Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

         In assessing its liquidity the management of Bancorp considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that Bancorp may take advantage of business opportunities.

         Management believes it has ample cash flow and liquidity to meet its current commitments. Certificates of deposit, which are scheduled to mature in less than one year at June 30, 2002 totaled $114,146,807. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. At June 30, 2002, Bancorp had commitments to originate loans of $787,738, unused lines of credit of $21,209,893, and commitments under standby letters of credit of $4,487,881. The Bank has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from the FHLB of Atlanta should the need arise. As of June 30, 2002, outstanding FHLB borrowings totaled $35,000,000, and the Bank had available to it up to an additional $66,000,000 in borrowing availability from the FHLB of Atlanta.

         Net cash provided by operating activities was $6,402,355 for the six months ended June 30, 2002 compared to net cash used by operating activities of $2,614,043 for the six months ended June 30, 2001. Net cash used by investing activities for the six months ended June 30, 2002 was $43,268,174 compared to $32,349,785 for the six months ended June 30, 2001, which is an increase of $10,918,389. Net cash provided by financing activities was $35,756,799 for the six months ended June 30, 2002 as compared to $47,677,194 for the six months ended June 30, 2001, which is a decrease of $11,920,395. As a result, cash and cash equivalents were $4,929,439 as of June 30, 2002 which was a decrease of $8,791,014 as compared to $13,720,453 as of June 30, 2001 . During the current six month period cash provided by increased deposits was offset by cash used for strong loan origination activity and repayment of $7,000,000 in borrowed funds. During the six month period ended June 30, 2001, the Bank supplemented the cash provided by incoming deposits by borrowing 16,000,000 from the FHLB. The proceeds from those sources were invested by the bank primarily in loan originations.

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

         Average Balance Sheet

         The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through the first six months of the year.




                                                Six months ended June 30, 2002               Six months ended June 30, 2001
                                           ------------------------------------------   ------------------------------------------
                                               Average                      Rate            Average                      Rate
                                               Volume        Interest    Annualized         Volume        Interest    Annualized
ASSETS
   Loans                                    $ 362,848,683  $ 15,619,799        8.61%     $ 297,587,763  $ 13,757,102        9.25%
   Investments                                  8,998,568       214,802        4.77%         7,855,286       244,420        6.22%
   Mortgage-backed securities                     389,314        12,160        6.25%           271,876         9,561        7.03%
   Other interest-earning assets                6,095,483       119,361        3.92%        10,130,355       249,450        4.92%
                                           ------------------------------------------   ------------------------------------------
   Total interest-earning assets              378,332,048    15,966,122        8.44%       315,845,280    14,260,533        9.03%



Non-interest earning assets                    13,980,141                                    7,134,739
                                           ----------------                             ----------------
Total Assets                                $ 392,312,189                                $ 322,980,019
                                           ================                             ================

LIABILITIES AND STOCKHOLDERS' EQUITY

   Savings and checking deposits            $ 118,411,694   $ 1,541,993        2.60%        59,686,999     1,108,372        3.71%
   Certificates of deposits                   192,787,644     4,512,618        4.68%       186,153,878     5,606,536        6.02%
   Short-term borrowings                        9,166,667       140,255        3.06%        24,333,333       617,340        5.07%
   Long-term borrowings                        30,666,667       740,314        4.83%        23,333,333       789,305        6.77%
                                           ------------------------------------------   ------------------------------------------
   Total interest-bearing liabilities         351,032,672     6,935,180        3.95%       293,507,543     8,121,553        5.53%

Non-interest bearing liabilities                4,340,485                                    2,470,616

Stockholders' equity                           36,939,032                                   27,001,860
                                           ----------------                             ----------------
Total liabilities and stockholders' equity  $ 392,312,189                                $ 322,980,019
                                           ================                             ================

Net Interest Income                                        $  9,030,942                                   $6,138,980
                                                          ===============                              ===============
Interest Rate Spread                                                           4.49%                                        3.50%
Net Yield on Interest-Earning Assets                                           4.77%                                        3.89%

Average interest-earning assets to average interest-bearing liabilities      107.78%                                      107.61%


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

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.    Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K.  None.

                                   SIGNATURES

         Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized. Each of the undersigned signatures certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) This Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in this Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

                                       SEVERN BANCORP, INC.
                                           Registrant

                              /s/ ALAN J. HYATT
Date:                        Alan J. Hyatt
                             President, Chief Executive Officer
                             and Chairman of the Board
                             (Principal Executive Officer)


                             /s/ CECELIA LOWMAN
Date:                        Cecelia Lowman
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)