Form 10-Q
period 2002-09-30
SEVERN BANCORP INC
filed 2002-11-14
CIK 868271

UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
                               ------------------

                                       OR

[  ]              TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------
Commission file number
                      -----------------------------------------------------

                            SEVERN BANCORP, INC.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)
        Maryland                                           52-172612
---------------------------------------         --------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
   incorporation or organization)

1919 A West Street, Annapolis, Maryland                         21401
----------------------------------------------         -------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code          410-268-4554
                                                     ---------------------------

    (Former name, former address and former fiscal year, if changed since last report)

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:
         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to distribution of securities under a plan confirmed by a court.
Yes                No
    --------------    --------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, par value $0.01 per share, 4,115,092 shares outstanding at November 12, 2002.

                              SEVERN BANCORP, INC.
                                Table of Contents

PART I - Financial Information............................................................................................1

Item 1.           Financial Statements ...................................................................................1

                  Consolidated Statements of Financial Condition..........................................................1
                  Consolidated Statements of Operations ..................................................................3
                  Consolidated Statements of Other Comprehensive Income ..................................................4
                  Consolidated Statements of Cash Flows ..................................................................5
                  Notes to Consolidated Financial Statements (Unaudited) .................................................8

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operation .............................................................................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .....................................................16

Item 4.           Controls and Procedures ...............................................................................16

PART II - OTHER INFORMATION .............................................................................................16

Item 1.           Legal Proceedings .....................................................................................16

Item 2.           Changes in Securities and Use of Proceeds .............................................................16

Item 3.           Defaults upon Senior Securities .......................................................................16

Item 4.           Submission of Matters to a Vote of Security Holders ...................................................16

Item 5.           Other Information .....................................................................................16

Item 6.           Exhibits and Reports on Form 8-K ......................................................................16

SIGNATURES        .......................................................................................................17

CERTIFICATION OF ALAN J. HYATT ..........................................................................................18

CERTIFICATION OF CECELIA LOWMAN .........................................................................................19


                          PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC.
AND SUBSIDIARIES
Annapolis, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                              September 30,            December 31,
                                                                                    2002                  2001
                                                                                ----                     -------
                                                                            Unaudited
           ASSETS
Cash                                                                      $    3,441,454            $    1,030,867
Interest bearing deposits in other banks                                         864,988                  1,058,692
Federal funds                                                                  2,154,370                  3,948,900
Investment securities, held to maturity                                        6,999,969                  7,000,958
Mortgage backed securities held to maturity                                      562,321                    212,021
Loans held for sale, net of unrealized loss of
$-0- September 30, 2002 and December 31, 2001                                 11,301,086                  7,498,934
Loans receivable, net                                                        398,438,720                335,142,276
Accrued interest receivable - loans                                            2,373,527                  2,094,588
                                             - mortgage backed
                                                  securities                       3,674                      1,330
                                             - investments                        76,324                    100,895
Foreclosed real estate, net                                                      223,911                    312,118
Premises and equipment, at cost, less
 accumulated depreciation                                                      4,679,345                  4,642,481
Mortgage servicing rights                                                         20,990                     25,940
Federal Home Loan Bank of Atlanta stock at cost                                2,500,000                  2,500,000
Deferred income taxes                                                            813,486                    813,486
Income taxes receivable                                                               --                        950
Prepaid expenses and other assets                                                424,641                    172,082
Goodwill                                                                         333,569                    333,569
                                                                          --------------            ---------------

Total assets                                                                $435,212,375               $366,890,087
                                                                              ==========                 ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC.
AND SUBSIDIARIES
Annapolis, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                             September 30,                December 31,
                                                                                    2002                       2001
                                                                                    ----                       ----
                                                                               Unaudited
        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits                                                                 $358,959,815               $286,917,568
   Outstanding checks in excess of bank balance                                       --                    798,088
   Federal Home Loan Bank advances                                           33,000,000                  42,000,000
   Advance payments by borrowers for expenses                                  1,120,522                  1,007,068
   Income taxes payable                                                           73,955                    174,529
   Accounts payable and accrued expenses                                       1,495,009                  1,161,952
                                                                           -------------           ----------------
Total liabilities                                                            394,649,301                332,059,205



Stockholders' Equity
   Non-cumulative preferred stock $1.00 par value, Series A 500,000 shares authorized; 200,002 issued and outstanding at September 30, 2002 and
    December 31, 2001                                                            200,002                    200,002
   Additional paid-in capital                                                  3,800,038                  3,800,038
   Common stock, $.01 par value, 20,000,000 shares
    authorized; issued and outstanding 4,115,092
    September 30, 2002 and 1,352,364 December 31, 2001                            41,151                     13,524
   Additional paid-in capital                                                 11,145,207                 10,816,887
   Retained earnings (substantially restricted)                               25,376,676                20,000,431
                                                                            ------------             -------------
Total stockholders' equity                                                    40,563,074                 34,830,882
                                                                            ------------               ------------

Total liabilities and stockholders' equity                                  $435,212,375               $366,890,087
                                                                              ==========                 ==========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                              SEVERN BANCORP, INC.
                                AND SUBSIDIARIES
                               Annapolis, Maryland
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            For Three Months Sept 30,                For Nine Months Sept 30,
                                                             -------------------------                -------------------------
                                                                   2002             2001                   2002              2001
                                                                   ----             ----                   ----              ----
Interest Income
   Interest on loans                                         $8,343,204       $7,312,881            $23,963,003       $21,069,983
   Interest on securities available for sale                         --           10,656                     --            33,152
   Interest on securities held to maturity                       90,987           96,387                305,789           318,311
   Interest on mortgage backed securities                        11,992            4,371                 24,152            13,932
   Other interest income                                         64,166           82,528                183,527           331,978
                                                           ------------        ---------           ------------      ------------
      Total interest income                                   8,510,349        7,506,823             24,476,471        21,767,356

Interest Expense
   Interest on deposits                                       3,112,027        3,445,728              9,166,638        10,160,636
   Interest on short term borrowings                             14,994          206,768                155,249           824,108
   Interest on long term borrowings                             341,154          377,858              1,081,468         1,167,163
                                                             ----------       ----------            -----------       -----------
      Total interest expense                                  3,468,175        4,030,354             10,403,355        12,151,907
                                                              ---------        ---------             ----------        ----------

      Net interest income                                     5,042,174        3,476,469             14,073,116         9,615,449
Provision for loan losses                                       205,000          114,809                445,000           548,669
                                                              ---------          -------           ------------      ------------
      Net interest income after provision
        for loan losses                                       4,837,174        3,361,660             13,628,116         9,066,780

Other Income
   Gain on sale of loans                                        257,785          277,189                860,921           625,000
   Real estate commissions                                      123,140          168,081                562,525           168,081
   Real estate management fees                                   82,297          102,080                254,333           102,080
   Gain on disposal of premises & equipment                          --               --                     --             5,656
   Mortgage processing and servicing fees                       192,542          157,613                504,562           445,193
   All other income                                              93,701          102,083                328,885           295,196
                                                               --------         --------           ------------       -----------
      Net other income                                          749,465          807,046              2,511,226         1,641,206

Non-Interest Expenses
   Compensation and related expenses                          1,386,412        1,140,695              4,063,426         3,110,911
   Occupancy                                                    120,746          112,608                366,870           333,002
   Net expense of foreclosed real estate                             --            1,167                  (410)             6,707
   Other                                                        440,961          436,524              1,395,341         1,153,208
                                                             ----------        ---------            -----------      ------------
      Total non-interest expenses                             1,948,119        1,690,994              5,825,227         4,603,828
                                                              ---------        ---------            -----------      ------------

Income before income tax provision                            3,638,520        2,477,712             10,314,115         6,104,158
Income tax provision                                          1,404,963          960,661              4,007,018         2,362,081
                                                              ---------        ---------            -----------      ------------

      Net income                                           $  2,233,557     $  1,517,051           $  6,307,097     $   3,742,077
                                                              =========         ========              =========         =========
Basic earnings per common share                            $        .53     $        .36           $       1.50     $        1.01
                                                              =========         ========              =========         =========
Diluted earnings per common share                          $        .53     $        .36           $       1.49     $        1.00
                                                              =========         ========              =========         =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

        CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (UNAUDITED)



                                                                                 For Three Months Ended Sept 30,
                                                                                --------------------------------
                                                                                    2002                       2001
                                                                                    ----                       ----
Net income                                                                    $2,233,557                 $1,517,051

Unrealized holding gain on
   available for sale securities                                                      --                     19,734
                                                                              ----------                 ----------

Other Comprehensive Income                                                    $2,233,557                 $1,536,785
                                                                               =========                  =========

                                                                                  For Nine Months Ended  Sept 30,
                                                                                --------------------------------
                                                                                    2002                       2001
                                                                                    ----                       ----

Net income                                                                    $6,307,097                 $3,742,077

Unrealized holding gain on
   available for sale securities                                                      --                     19,737
                                                                              ----------     ----------------------

Other Comprehensive Income                                                    $6,307,097                 $3,761,814
                                                                               =========                  =========














The accompanying notes to consolidated financial statements are an integral part of these statements.



                        SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                For The Nine Months Ended Sept 30,
                                                                                ----------------------------------
                                                                                    2002                       2001
                                                                                    ----                       ----
Operating Activities
    Net income                                                              $  6,307,097              $   3,742,077
    Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities
       Amortization of deferred loan fees                                    (1,494,391)                (1,060,757)
         Loan fees deferred                                                    2,069,229                  1,178,852
       Accretion of discount on mortgages                                        (6,717)                    (7,325)
         Amortization of premium on investment
        securities                                                                 1,276                      1,641
       Accretion of discount on investment securities                              (286)                    (3,412)
         Amortization of premium on mortgage backed
          securities                                                                 345                         --
       Accretion of discount on mortgage backed
        securities                                                                 (121)                      (121)
       Provision for loan losses                                                 445,000                    548,669
       Provision for losses on foreclosed real estate                                 --                     20,000
       Provision for depreciation                                                194,345                    153,102
       Loss on sale of foreclosed real estate                                         --                      9,999
       Gain on sale of loans                                                   (860,921)                  (625,000)
       Gain on disposal of premises and equipment                                     --                    (5,676)
       Proceeds from loans sold to others                                     62,944,480                 38,283,639
       Loans originated for sale                                            (65,907,770)               (43,528,362)
       Principal collected on loans originated
        for sale                                                                  22,059                     50,984
       Tax effect of preferred stock dividends                                   104,274                    104,273
             Increase in accrued interest on loans                             (278,939)                   (49,087)
        Decrease in accrued interest on investments                               24,571                     95,773
        (Increase) decrease in accrued interest on mortgage
        backed securities                                                        (2,344)                        281
       Decrease in mortgage servicing rights                                       4,950                      4,950
       Decrease (increase) in income taxes receivable                                950                   (15,108)
         Increase in prepaid expenses and other assets                         (252,559)                   (24,408)
        Decrease in accrued interest payable                                    (13,145)                   (10,444)
         Increase in accounts payable
           and accrued expenses                                                  333,057                    601,162
        Increase in income taxes payable                                       (100,574)                   (22,733)
                                                                      ------------------            ---------------

            Net cash provided by (used by)
                 operating activities                                          3,533,866                  (557,031)



                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               For The Nine Months Ended Sept 30,
                                                                              ----------------------------------
                                                                                    2002                       2001
                                                                                    ----                       ----
Cash Flows from Investing Activities
------------------------------------
     Cash consideration Louis Hyatt, Inc.
      Acquisition, net                                                $               --           $       (31,340)
    Purchase of investment securities                                        (4,000,000)                (2,000,000)
    Proceeds from maturing investment securities                               4,000,000                  5,000,000
    Purchase of mortgage backed securities                                     (622,346)                         --
    Principal collected on mortgage backed
     securities                                                                  271,822                     43,059
    Longer term loans originated                                           (151,443,190)              (178,196,702)
    Principal collected on longer term loans                                  86,975,742                135,515,008
    Net decrease (increase) in short-term loans                                  354,883                  (278,737)
    Loans purchased                                                            (197,000)                (2,494,000)
    Proceeds from sale of foreclosed real estate                                  88,207                    400,918
    Investment in premises and equipment                                       (231,209)                (1,880,694)
    Proceeds from disposal of premises
     and equipment                                                                    --                     15,049
    Purchase of Federal Home Loan Bank of
     Atlanta stock                                                                    --                  (700,000)
                                                                        ----------------                  ---------
            Net cash used by investing activities                           (64,803,091)               (44,607,439)

Cash Flows from Financing Activities
------------------------------------
    Net increase in demand deposits, money
     market, passbook accounts and advances
     by borrowers for taxes and insurance                                     61,158,616                 21,130,861
    Net  increase in certificates of
     deposit                                                                  11,010,230                 18,894,442
    Decrease  in checks outstanding
     in excess of bank balance                                                 (798,088)                  (790,810)
    Additional borrowed funds                                                 32,000,000                 39,000,000
    Repayment of borrowed funds                                             (41,000,000)               (32,000,000)
    Cash dividends                                                           (1,008,080)                  (799,491)
    Proceeds from exercise of options                                            328,900                         --
    Proceeds from exercise of warrants                                                --                  3,393,064
                                                                          --------------              -------------

            Net cash provided by financing activities                         61,691,578                48,828,066
                                                                            ------------              -------------




                              SEVERN BANCORP, INC.
                                AND SUBSIDIARIES
                               Annapolis, Maryland

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            For the Nine Months Ended  Sept 30,
                                                                            -----------------------------------
                                                                                    2002                       2001
                                                                                    ----                       ----

 Increase in cash and cash equivalents                                      $    422,353              $   3,663,596
Cash and cash equivalents at beginning of year                                 6,038,459                  1,007,087
                                                                           -------------              -------------

Cash and cash equivalents at end of period                                $    6,460,812             $    4,670,683
                                                                              ==========                 ==========

The Following is a Summary of Cash and
 Cash Equivalents
    Cash                                                                 $     3,441,454               $    918,877
    Interest bearing deposits in other banks                                     864,988                    216,277
    Federal funds                                                              2,154,370                  3,535,529
                                                                           -------------             --------------

Cash and cash equivalents reflected on the
 statement of cash flows                                                  $    6,460,812              $   4,670,683
                                                                              ==========                 ==========

Supplemental Disclosure of Cash Flows Information:
    Cash Paid During Year For:

       Interest                                                          $    10,423,822             $   12,179,501
                                                                              ==========                 ==========

       Income taxes                                                       $    3,988,978              $   2,366,504
                                                                              ==========                 ==========

    Transfer from loans to foreclosed real estate                        $            --             $      480,935
                                                                              ==========                 ==========

     Transfer from retained earnings to common
     stock for 3 for 1 stock split declared
      as a dividend                                                      $        27,047             $          --
                                                                              ==========                 ==========

Common stock issued for acquired company                                 $           --               $  1,600,000
                                                                              ==========                 ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.




                            CORPORATION AND SUBSIDIARIES
                               Annapolis, Maryland

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 1 - Basis of Presentation

                   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year December 31, 2002 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are contained in the Company's Form 10 Registration Statement as filed with the Securities and Exchange Commission (file number 00-49731).

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










CORPORATION AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 3 - Earnings Per Share

                     Basic EPS is computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Information relating to the calculations of net income per share of common stock is summarized for the three and nine month periods ended September 30th, as follows:


                                                                      Three Months Ended               Three Months Ended
                                                                         Sept 30, 2002                   Sept 30, 2001
           Net income                                                         $2,233,557                 $1,517,051
             Less - preferred stock dividends,
                net of tax                                                       (55,244)                   (55,242)
                                                                                --------                   --------
              Net income available to shareholders                            $2,178,313                 $1,461,809
                                                                                ========                  =========

           Weighted average shares outstanding
               Basic EPS                                                       4,096,299                  4,018,092
           Effect of Dilutive Shares
                 Stock options                                                    30,475                     49,659
                                                                             -----------                  ---------
           Adjusted weighted average shares
             Used for dilutive EPS                                             4,126,774                  4,067,751
                                                                                ========                   ========


CORPORATION AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Note 3 - Earnings Per Share (continued)

                                                                     Nine Months Ended           Nine Months Ended
                                                                          Sept 30, 2002               Sept 30, 2001
                                                                 -----------------------      ---------------------
           Net income                                                         $6,307,097                 $3,742,077
             Less - preferred stock dividends,
                net of tax                                                      (165,729)                  (165,730)
                                                                               ---------                  ---------
              Net income available to shareholders                            $6,141,368                 $3,576,347
                                                                               ========                   =========

           Weighted average shares outstanding
               Basic EPS                                                       4,081,447                  3,525,400
           Effect of Dilutive Shares
              Stock options                                                       28,041                     49,659
                                                                               ---------                  ---------
           Adjusted weighted average shares
             Used for dilutive EPS                                             4,109,488                  3,575,059
                                                                                ========                   ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company

         Severn Bancorp, Inc. ("Bancorp") is a savings and loan holding company charted in the state of Maryland in 1990. It conducts business through three subsidiaries: Severn Savings Bank, FSB (the "Bank"), its principal subsidiary; Louis Hyatt, Inc. t/a Hyatt Real Estate, a real estate brokerage and property management company, which Bancorp acquired in June 2001; and SBI Mortgage Company, which engages in the origination of mortgages not suitable to the Bank. The Bank has two branches in Anne Arundel County, Maryland which offer a full range of deposit products, and the Bank originates mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Northern Virginia. In June 2002, the Company was approved for listing on The Nasdaq SmallCap Market, and now trades under the symbol "SVBI".

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

         Results of Operations

         Net income for the third quarter ended September 30, 2002 was $2,233,557, or diluted earnings per share of $.53 as compared to $1,517,051 in the third quarter of 2001, or diluted earnings per share of $.36. This represents an increase of $716,506, or 47% compared to the third quarter of 2001. Earnings per share increased $.17, or 47% during that same period. The current nine month year to date net income was $6,307,097, or $1.49 diluted earnings per share, compared to $3,742,077, or $1.00 diluted earnings per share for the nine month period that ended September 30, 2001. The increase was $2,565,020, and the increase of diluted earnings per share was $.49. This represents an increase in year to date net income between September 30, 2002 and September 30, 2001 of 69% or a 49% increase in diluted earnings per share. The substantial increase in net income resulted from the continuing low interest rate environment, which increased the interest rate spread, along with the continuation of a high volume of mortgage loan originations.

         Net interest income, which is interest earned net of interest charges, totaled $5,042,174 for the third quarter, and $14,073,116 for the nine month period ended September 30, 2002, compared to $3,476,469 for the third quarter of 2001 and $9,615,449 for the nine month period ended September 30, 2001. This represents an increase of $1,565,705, or 45%, compared to the third quarter of 2001, and an increase of $4,457,667 or 46% for September 30, 2002 year to date compared to September 30, 2001. This increase resulted from the reduction of the cost of deposits and borrowings, and the continuing growth of the Company's mortgage loan portfolio, offset in part by a decline in yield of interest earning assets, which continues to improve Bancorp's net interest margin.

         Loan loss provisions were $205,000 in the third quarter, and $445,000 for the nine months ended September 30, 2002, as compared to $114,809 for the third quarter of 2001, and $548,669 for the nine months ended September 30, 2001. The increase in the contribution to loan loss provisions was $90,191, or 79% in comparison with the third quarter of 2002 to the third quarter of 2001. Comparing the nine month contribution to the previous for loan losses through September 30, 2002 to September 30, 2001, there was a decrease of $103,669, or 19%. The year to date reduction of the contribution to the loan loss provision compared to the same period last year resulted from management's analysis that the contribution and the total loan loss provision were adequate in light of Bancorp's portfolio, the analysis of the general economy and other factors that Bancorp's management deemed appropriate. The increase in the loan loss provision during the third quarter was due to management's concern that the status of the general economy was worsening and that there was a greater risk of loan defaults due to the uncertainty surrounding economic conditions.

         Net other income was $749,465 for the third quarter, as compared to $807,046 for the third quarter of 2002, with nine month year to date net other income being $2,511,226, compared to $1,641,206 for the nine months ended September 30, 2001. This represents a decrease of $57,581, or 7%, comparing each third quarter, and an increase of $870,020, or 53%, comparing the nine month periods ended September 30, 2002 to September 30, 2001. The year to date increase in other income included year to date real estate commissions of $562,525, and management fees of $254,233, earned by Hyatt Real Estate, a subsidiary of Bancorp, that was acquired in June 2001. Gain on sale of loans increased from $625,000 for the nine months ended September 30, 2001 to $860,921 for the nine months ended September 30, 2002, which is an increase of $235,921, or 38%. This result was due to the high volume of loan originations that were sold in the secondary market by the Bank. The decrease in net other income during the third quarter was due to a reduction in real estate commissions and management fees earned by the Company's subsidiary, Hyatt Real Estate, compared to the third quarter of 2001, as a result of the weakness in commercial real estate market, and that company's decision to withdraw from the residential condominium association management business, and a reduction in the gain on sale of loans by the Bank compared to the third quarter of 2001 because the Bank sold fewer loans and retained more for its portfolio in the third quarter of 2002 than in the third quarter of 2001.

         Total non-interest expenses for the nine months ended September 30, 2002 were $5,825,227 compared to $4,603,828 for the nine months ended September 30, 2001. Third quarter 2002 non-interest expense was $1,948,119 compared to $1,690,994 for the third quarter of 2001. This was an increase in year to date non-interest expense of $1,221,399, or 27%, and an increase between the third quarter of 2002 and the third quarter of 2001 of $257,125, or 15%. The growth in this expense resulted primarily from an increase in compensation and related expenses, which increased $245,717 between the third quarter of 2002 and the third quarter of 2001, and by $952,515, or 31%, for the nine month period ending September 30, 2002 compared to the same period ended September 30, 2001. The increase in compensation and related expenses is directly related to the high volume of mortgage loan originations during this period. Mortgage loan officers are compensated in the form of commissions, based upon loans originated, and as a result, as mortgage originations increase the commissions earned by loan officers also increase. Other expenses were $440,961 for the third quarter 2002 compared to $436,524 for the third quarter of 2001, and increased from $1,153,208 to $1,395,341 for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2002. That was an increase of $242,133, or 21%, compared to the nine months ended September 30, 2001. The increase in other expenses was related to increased mortgage origination activity as well as the operating expenses of Hyatt Real Estate. Additionally, the year to date increase includes expenses of the preparation and filing of Bancorp's Form 10 Registration Statement filed with the United States Securities and Exchange Commission on or about April 15, 2002. Such expenses include, but are not limited to, legal and accounting fees.

         Income Taxes

         Income tax expense was $1,404,963 for the third quarter of 2002, and $4,007,018 for the nine months ended September 30, 2002, as compared to $960,661 for the third quarter of 2001, and $2,362,081 for the nine months ended September 30, 2001. This was an increase of $444,302, or 46% between the third quarter of 2002 and the third quarter of 2001, and an increase of $1,644,937 or 70%, between the nine month periods ended September 30, 2002 and September 30, 2001. The effective tax rate for the third quarter of 2002 and 2001 was 38.6% and 38.8%, respectively, and for the nine month year to date 2002 and 2001, it was 38.8% and 38.7% respectively.

         Analysis of Financial Condition

         Total assets at September 30, 2002 increased to $435,212,375 from $366,890,087 at December 2001 representing an increase of $68,322,288 or 19%. Continued mortgage origination activity resulted in net loans receivable increasing to $398,438,720 as of September 30, 2002 from $335,142,276 as of December 31, 2001 representing an increase of $63,296,444 or 19%. Total deposits as of September 30, 2002 increased to $358,959,815 from $286,917,568 as of December 31, 2001 which represents an increase of $72,042,247 or 25%. This increase is primarily attributable to an ongoing campaign by the Bank to attract money market deposit accounts. The influx of retail deposits fulfilled the Bank's liquidity needs to fund this period's loan originations and allowed the Bank to continue to reduce FHLB borrowings. Federal Home Loan Bank (FHLB) advances decreased by $9,000,000, or 21%, from $42,000,000 as of December 31, 2001 to $33,000,000 as of September 30, 2002. This decrease is a result of the ability to rely upon retail deposits during this period.

         Stockholders Equity

         Total stockholders equity was $40,563,074 as of September 30, 2002 compared to $34,830,882 as of December 31, 2001, or an increase of $5,732,192 or 16%. This increase resulted from the current nine month period net earnings, offset slightly by common and preferred stock dividends.

         Asset Quality

         Non-accrual loans (those loans 90 or more days in arrears) were $1,159,411 as of September 30, 2002 compared to $2,101,072 as of December 31, 2001. At September 30, 2002 the total allowance for loan losses was $3,798,374, which is .94% of total loans, compared with $3,353,375, which was .99% of total loans as of December 31, 2001. The adequacy of the allowance is monitored monthly. Bancorp's management believes the allowance is adequate as of September 30, 2002.

         Liquidity

         Bancorp's liquidity is determined by its ability to raise funds through loan payments, maturing investments, deposits, borrowed funds, capital, or the sale of loans. Based on the internal and external sources available, Bancorp's liquidity position exceeded anticipated short-term and long-term needs at September 30, 2002. Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

         In assessing its liquidity the management of Bancorp considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that Bancorp may take advantage of business opportunities.

         Management believes it has sufficient cash flow and liquidity to meet its current commitments. Certificates of deposit, which are scheduled to mature in less than one year at September 30, 2002 totaled $115,248,377. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. At September 30, 2002, Bancorp had commitments to originate loans of $787,738, unused lines of credit of $24,865,000, and commitments under standby letters of credit of $5,437,000. The Bank has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from the FHLB of Atlanta should the need arise. As of September 30, 2002, outstanding FHLB borrowings totaled $33,000,000, and the Bank had available up to an additional $75,000,000 in borrowing availability from the FHLB of Atlanta.

         Net cash provided by operating activities was $3,533,866 for the nine months ended September 30, 2002 compared to net cash used by operating activities of ($557,031) for the nine months ended September 30, 2001. Net cash used by investing activities for the nine months ended September 30, 2002 was $64,803,091 compared to $44,607,439 for the nine months ended September 30, 2001, which is an increase of $20,195,652. Net cash provided by financing activities was $61,691,578 for the nine months ended September 30, 2002 as compared to $48,828,066 for the nine months ended September 30, 2001, which is an increase of $12,863,512. As a result, cash and cash equivalents were $6,460,812 as of September 30, 2002 which was an increase of $1,790,129 as compared to $4,670,683 as of September 30, 2001 . During the current nine month period cash provided by increased deposits was offset by cash used for strong loan origination activity and repayment of $9,000,000 in borrowed funds.


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

         Average Balance Sheet

         The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through the first nine months of the year.



                                                Nine months ended Sept 30, 2002              Nine months ended Sept 30, 2001
                                           ------------------------------------------   ------------------------------------------
                                               Average                      Rate            Average                      Rate
                                               Volume        Interest    Annualized         Volume        Interest    Annualized
ASSETS
   Loans                                    $ 374,345,405  $ 23,963,003        8.54%     $ 305,471,077  $ 21,069,983        9.20%

   Investments                                  8,340,781       305,789        4.89%         7,701,512       351,463        6.08%

   Mortgage-backed securities                     472,357        24,152        6.82%           263,646        13,932        7.05%

   Other interest-earning assets                7,323,582       183,527        3.34%         8,565,847       331,978        5.17%
                                           ------------------------------------------   ------------------------------------------
   Total interest-earning assets              390,482,125    24,476,471        8.36%       322,002,082    21,767,356        9.01%

Non-interest earning assets                    13,934,005                                    7,651,240
                                           ----------------                             ----------------
Total Assets                                $ 404,416,130                                $ 329,653,322
                                           ================                             ================

LIABILITIES AND STOCKHOLDERS' EQUITY

   Savings and checking deposits            $ 129,747,829  $  2,509,827        2.58%     $  62,432,601  $  1,769,047        3.78%

   Certificates of deposits                   195,020,394     6,656,811        4.55%       189,725,447     8,391,589        5.90%

   Short-term borrowings                        6,555,556       155,249        3.16%        23,111,111       824,108        4.75%

   Long-term borrowings                        30,777,778     1,081,468        4.69%        22,777,778     1,167,163        6.83%
                                           ------------------------------------------   ------------------------------------------
   Total interest-bearing liabilities         362,101,557    10,403,355        3.83%       298,046,937    12,151,907        5.44%

Non-interest bearing liabilities                4,406,903                                    2,777,501

Stockholders' equity                           37,907,670                                   28,828,884
                                           ----------------                             ----------------
Total liabilities and stockholders' equity  $ 404,416,130                                $ 329,653,322
                                           ================                             ================

Net Interest Income                                        $ 14,073,116                                $  9,615,449
                                                          ===============                              ===============
Interest Rate Spread                                                           4.53%                                        3.57%
Net Yield on Interest-Earning Assets                                           4.81%                                        3.98%

Average interest-earning assets to average interest-bearing liabilities      107.84%                                      108.04%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There has been no material change in market risk since December 31, 2001, as reported in Bancorp's Form 10 Registration Statement filed with the United States Securities and Exchange Commission on or about April 15, 2002.

Item 4.  Controls and Procedures

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date we carried out our last evaluation.

         Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

         There are various claims pending involving the Bank, arising in the normal course of business. Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to Bancorp's financial condition.


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

                                                 SEVERN BANCORP, INC.
                                                 Registrant

November 12, 2002                            /s/ ALAN J. HYATT
------------------                          ------------------------------------
Date:                                        Alan J. Hyatt
                                             President, Chief Executive Officer
                                             and Chairman of the Board
                                                (Principal Executive Officer)

November 12, 2002                            /s/ CECELIA LOWMAN
-----------------                          -------------------------------------
Date:                                        Cecelia Lowman
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                              Officer)

    I, Alan J. Hyatt, President, CEO and Chairman of the Board, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q (this "Report") of Severn Bancorp, Inc. (the "Company");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared.

         (b) designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed our supervision, to provide reasonable assurances that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles;

         (c) evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report (the "Evaluation Date");

         (d) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation as of the Evaluation Date;

         (e) disclosed to the Company's auditors and the audit committee of the board of directors:

                  (i) all significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the Company's ability to record, process, summarize and report financial information required to be disclosed by the Company in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.), within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms; and

                  (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls and procedures for financial reporting; and

         (f) Indicated in this Report any significant changes in the Company's internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this Report, including any actions taken to correct significant deficiencies and material weaknesses in the Company's internal controls and procedures for financial reporting.



Date:    November 12, 2002                /s/ ALAN J. HYATT
         -------------------              -------------------------------------
                                     By: Alan J. Hyatt, Chief Executive Officer
                                               and Chairman of the Board
                                              (Principal Executive Officer)

         I, Cecelia Lowman, Chief Financial Officer, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q (this "Report") of Severn Bancorp, Inc. (the "Company");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared.

         (b) designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed our supervision, to provide reasonable assurances that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles;

         (c) evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report (the "Evaluation Date");

         (d) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation as of the Evaluation Date;

         (e) disclosed to the Company's auditors and the audit committee of the board of directors:

                  (i) all significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the Company's ability to record, process, summarize and report financial information required to be disclosed by the Company in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.), within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms; and

                  (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls and procedures for financial reporting; and

         (f) Indicated in this Report any significant changes in the Company's internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this Report, including any actions taken to correct significant deficiencies and material weaknesses in the Company's internal controls and procedures for financial reporting.


Date:    November 12, 2002                         /s/ CECELIA LOWMAN
         -----------------                -------------------------------------
                                       Cecelia Lowman, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)