Form 10-K
period 2002-12-31
SEVERN BANCORP INC
filed 2003-03-20
CIK 868271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                For Annual and Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    [X]   Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002.
                                       or
    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from
           ________ to ________

                      Commission File Number 0-49731

                              SEVERN BANCORP, INC.
                (Exact name of registrant as specified in its charter)

        MARYLAND                                        52-1726127
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                   Identification Number)

1919 A West Street, Annapolis, Maryland                    21401
---------------------------------------                  --------
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (410) 268-4554
        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act

                         Common Stock, par value $.01 per share
                         --------------------------------------
                                    (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
         Yes [  ]   No [ X]

                  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant's common stock on June 30, 2002 was $33,393,203 ($16.43 per share based on shares of common stock outstanding).

               As of March 17, 2003, there were issued and outstanding 4,142,592 shares of the registrant's common stock.

                        Documents Incorporated by Reference:

         Portions of the definitive Proxy Statement (Part III).



                                Table of Contents

Section                                                                                          Page No.

PART I...................................................................................................1

Item 1.  Business  ......................................................................................1
Item 2. Properties .....................................................................................28
Item 3. Legal Proceedings...............................................................................28
Item 4. Submission of Matters to a Vote of Security Holders ............................................28

PART II ................................................................................................28

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters...........................28
Item 6. Selected Financial Data ........................................................................29
Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations .................................................................33
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ....................................38
Item 8.  Financial Statements and Supplementary Data ...................................................39
Item 9. Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures ......................................................39

PART III ...............................................................................................39

Item 10.  Directors and Executive Officers of the Registrant ...........................................39
Item 11.  Executive Compensation .......................................................................39
Item 12.  Security Ownership of Certain Beneficial Owners and Management ...............................40
Item 13.  Certain Relationships and Related Transactions ...............................................40
Item 14.  Controls and Procedures.......................................................................40
Item 15.  Principal Accountant Fees and Services........................................................41

PART IV

Item 16.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.............................41
Signatures .............................................................................................42
Certification ..........................................................................................44


Severn Bancorp
Financial Highlights

At the period ended:                                                           December 31,
                                                               2002        2001        2000         1999        1998
                                                               ----        ----        ----         ----        ----
                                                           (dollars in thousands, except per share information)
Balance Sheet Data:
Total assets                                              $ 458,415   $ 366,890   $ 293,230    $ 233,724   $ 220,417

Total loans, net                                            418,825     342,641     274,652      214,066     192,572

Total nonperforming assets                                    1,982       2,413       1,490        1,597       2,845

Deposits                                                    377,925     286,918     229,312      186,204     175,341

Short-term borrowings                                             -      17,000      18,000        2,000       6,000

Notes payable                                                34,000      25,000      16,000       22,000      18,000

Total liabilities                                           415,233     332,059     268,009      211,743     200,849

Stockholders' equity                                         43,181      34,831      25,221       21,981      19,567

Book value per share                                           9.46        7.60        6.58         5.59        4.85


For the period ended                                                           December 31,
                                                               2002        2001        2000         1999        1998
                                                               ----        ----        ----         ----        ----
Operations Data:
Net interest income                                       $  19,603   $  13,395   $  10,884     $  9,524    $  8,528

Net interest income after provision for loan losses          18,933      12,687      10,293        9,020       7,976

Noninterest income                                            4,133       2,570       1,439        1,586       1,607

Noninterest expense                                           8,447       6,588       5,348        5,477       5,433

Net earnings                                                  8,948       5,256       3,945        3,127       2,538

Basic earnings per share *                                     2.13        1.38        1.15         0.90        0.72

Diluted earnings per share *                                   2.13        1.37        1.12         0.84        0.70

Common Stock Cash dividends declared per share*                0.24        0.19        0.17         0.15        0.13
Common Stock dividends declared per share to
diluted earnings per share *                                 11.27%      13.87%      15.18%       17.86%      18.57%

Weighted number of shares outstanding basic *             4,092,188   3,647,451   3,237,888    3,230,940   3,226,545

Weighted number of shares outstanding diluted *           4,103,223   3,683,346   3,330,915    3,450,831   3,316,992


Performance Ratios:
Return on average assets                                      2.14%       1.55%       1.47%        1.38%       1.30%
Return on average equity                                     22.96%      17.55%      16.73%       14.91%      13.69%
Interest rate spread                                          4.59%       3.65%       3.75%        3.94%       4.09%
Net interest margin                                           4.86%       4.05%       4.17%        4.34%       4.50%
Noninterest expense to average assets                         2.02%       1.95%       2.00%        2.43%       2.78%
Efficiency ratio                                             35.59%      41.27%      43.40%       49.30%      53.61%



* Retroactively adjusted to reflect three-for-one stock split declared February 19, 2002 and effective for shares outstanding as of March 1, 2002.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Severn Bancorp, Inc. ( "Bancorp") may from time to time make written or oral "forward-looking statements", including statements contained in Bancorp's filings with the Securities and Exchange Commission (including this annual report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by Bancorp, which are made in good faith by Bancorp pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

                                     PART I

Item 1.  Business

General

         Severn Bancorp, Inc. is a savings and loan holding company that was incorporated in Maryland in August 1990. It conducts business through three subsidiaries: Severn Savings Bank, FSB (the "Bank"), its principal subsidiary; Louis Hyatt, Inc., ("Hyatt Real Estate"), a real estate brokerage and property management company, which it acquired in June 2001; and SBI Mortgage Company ("SBI"), which engages in the origination of mortgages not suitable to the Bank such as mortgages to borrowers with credit backgrounds that the Bank does not find suitable, or mortgages secured by properties that have a higher loan-to-value ratio than the Bank customarily allows, and to a lesser extent, owns investment real estate through subsidiary limited liability companies.

         The Bank's primary lending market is Anne Arundel County, Maryland, where it also offers savings products through its two branches. To a lesser extent, it also lends to borrowers located in other parts of Maryland and in Delaware and Northern Virginia.

         As of December 31, 2002, Bancorp had total assets of $458,414,509 total deposits of $377,925,041, and stockholders' equity of $43,181,377, for the year ended December 31, 2002 net income was $8,948,220, of which $8,837,539 was net income of the Bank.

         Bancorp's internet address is www.severnbank.com. We make available free of charge on www.severnbank.com our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

         In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to:

                                    S. Scott Kirkley
                                    Senior Vice President
                                    Severn Bancorp, Inc.
                                    1919A West Street
                                    Annapolis, Maryland  21401

         The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. This website is and is only intended to be an inactive textual reference.

Business of the Bank

         Severn Savings Bank, FSB (the "Bank") was organized in 1946 in Baltimore, Maryland as Pompei Permanent Building and Loan Association. It relocated to Annapolis, Maryland in 1980 and its name was changed to Severn Savings Association. Subsequently, the Bank obtained a federal charter and changed its name to Severn Savings Bank, FSB. The Bank operates two full-service branch offices, one administrative office and one accounting and servicing office. The Bank operates as a federally charted savings bank whose principal business is attracting deposits from the general public and investing those funds in mortgage loans. The Bank also uses advances, or loans from the Federal Home Loan Bank of Atlanta, to fund its mortgage activities. The Bank's revenues are derived principally from interest earned on mortgage loans, fees charged in connection with the loans and banking services, and gains realized from the sale of mortgage loans. The Bank's primary sources of funds are deposits, advances from the Federal Home Loan Bank of Atlanta, principal amortization and prepayment of its loans. The principal executive offices of the Bank are maintained at 1919 A West Street, Annapolis Maryland, 21401. Its telephone number is 410-268-4554 and its e-mail address is mailman@severnbank.com.

      In addition to its deposit and lending activities, the Bank offers title insurance and real estate settlement services through its wholly owned subsidiary, Homeowner's Title and Escrow Corporation ("Homeowner's").

         The Bank also owns all of the common stock of Severn Preferred Capital Corporation ("Severn Capital"), which was formed in 1997. Severn Capital is a real estate investment trust that issued and has outstanding 200,002 shares of Series A Preferred Stock. This preferred stock has an aggregate outstanding balance of $4,000,040, which qualifies as regulatory capital of the Bank. The Series A Preferred Stock pays a 9% annual non-cumulative dividend and is callable at par, by the Bank, at any time.

The Thrift Industry

      Thrift institutions are financial intermediaries which historically have accepted savings deposits from the general public and, to a lesser extent, borrowed funds from outside sources and invested those deposits and funds primarily in loans secured by first mortgage liens on residential and other types of real estate. Such institutions may also invest their funds in various types of short- and long-term securities. The deposits of thrift institutions are insured by the SAIF as administered by the FDIC, and these institutions are subject to extensive regulations. These regulations govern, among other things, the lending and other investment powers of thrift institutions, including the terms of mortgage instruments these institutions are permitted to utilize, the types of deposits they are permitted to accept, and reserve requirements.

         The operations of thrift institutions, including those of the Bank, are significantly affected by general economic conditions and by related monetary and fiscal policies of the federal government and regulations and policies of financial institution regulatory authorities, including the Board of Governors of the Federal Reserve System and the OTS. Lending activities are influenced by a number of factors including the demand for housing, conditions in the construction industry, and availability of funds. Sources of funds for lending activities include savings deposits, loan principal payments, proceeds from sales of loans, and borrowings from the Federal Home Loan Bank and other sources. Savings flows at thrift institutions such as the Bank are influenced by a number of factors including interest rates on competing investments and levels of personal income.

Earnings

         The Bank's earnings depend primarily on the difference between income from interest-earning assets such as loans and investments, and interest paid on interest-bearing liabilities such as deposits and borrowings. The Bank typically engages in long-term mortgage lending at fixed rates of interest, generally for periods of up to 30 years, while accepting deposits for considerably shorter periods. However, many of the Bank's long term fixed rate loans are sold in the secondary market, resulting in gains on the sale of such loans by the Bank.

         Generally, rapidly rising interest rates cause the cost of interest-bearing liabilities to increase more rapidly than yields on interest-earning assets, thereby adversely affecting the earnings of many thrift institutions. While the industry has received expanded lending and borrowing powers in recent years permitting different types of investments and mortgage loans, including those with floating or adjustable rates and those with shorter terms, earnings and operations are still highly influenced by levels of interest rates and financial market conditions and by substantial investments in long-term mortgage loans.

Competition

         The Annapolis area has a high density of financial institutions, many of which are significantly larger and have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes primarily from savings and loan associations, savings banks, mortgage banking companies, insurance companies, and commercial banks. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks, and credit unions. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds. The Bank also faces increased competition from other financial institutions such as brokerage firms and insurance companies for deposits. The Bank is a community-oriented financial institution serving its market area with a wide selection of mortgage loans. Management considers the Bank's reputation for financial strength and customer service as its major competitive advantage in attracting and retaining customers in its market area. The Bank also believes it benefits from its community orientation.

Net Interest Income

         Net interest income increases during periods when the spread is widened between the Bank's weighted average rate at which new loans are originated and the weighted average cost of interest-bearing liabilities. The Bank's ability to originate loans is affected by market factors such as interest rates, competition, consumer preferences, the supply of and demand for housing, and the availability of funds.

         The Bank has supplemented its interest income through purchases of investments when appropriate. This activity generates positive interest rate spreads on large principal balances with minimal administrative expense.

Interest Rate and Volume of Interest-Related Assets and Liabilities

         Both changes in rate and changes in the composition of the Bank's interest-earning assets and interest-bearing liabilities can have a significant effect on net interest income.

         For information regarding the total dollar amount of interest income from interest-earning assets, the average yields, the amount of interest expense from interest-bearing liabilities and the average rate, net interest income, interest rate spread, and the net yield on interest-earning assets, refer to page 34 of Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein.

         For information regarding the combined weighted average effective interest rate earned by the Bank on its loan portfolios and investments, the combined weighted average effective cost of the Bank's deposits and borrowings, the interest rate spread of the Bank, and the net yield on combined monthly weighted average interest-earning assets of the Bank on its loan portfolios and investments for the fiscal years ending December 31, 2002, 2001, and 2000, refer to page 32 Average Balance Sheet Table contained herein.

         For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Bank's interest income and expense during the fiscal years ending December 31, 2002, 2001, and 2000, refer to page 33 Rate Volume Table contained herein.

Market Area

         The Bank's market area for deposit gathering is primarily Anne Arundel County, Maryland and nearby areas, since it has two branch locations, both of which are located in Anne Arundel County. Anne Arundel County has a population of approximately 500,000. The principal business of the Bank is attracting deposits from the general public and investing those deposits, together with other funds, in mortgage and consumer loans, mortgage-backed securities and investment securities. The Bank's revenues are derived principally from interest earned on mortgage, consumer and other loans, fees charged in connection with loans and banking services, interest and dividends earned on other investments. The Bank's primary sources of funds are deposits and loan interest, principal amortization and prepayments.

         The primary focus of the Bank's lending activities has been on first mortgage loans secured by real estate for the purpose of purchasing, refinancing, developing and constructing one-to-four family residences and commercial properties in and near Anne Arundel County, Maryland. The Bank does originate mortgage loans throughout the state of Maryland, Northern Virginia and Delaware. The Bank is an active participant in the secondary market and sells substantially all fixed rate long-term mortgages that it originates.

Loan Portfolio Composition

         The following table sets forth the composition of the Bank's loan portfolios by type of loan at the dates indicated. The table includes a reconciliation of total net loans receivable, including loans available for sale, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowance for losses on loans.


                                   2002                   2001               2000                1999                  1998
                           ---------------------  -----------------  -------------------  --------------------- ----------------
                             Amount   Percent    Amount   Percent    Amount   Percent       Amount   Percent      Amount    Percent
                             ------   -------    ------   -------    ------   -------       ------   -------      ------    -------
Real Estate Loans
    Residential, one
      to four family
      units                $180,397     36.58%  $151,250   36.90%  $137,498   41.95%       $101,640    39.89%   $  99,056    43.58%
    Residential,
      multifamily             1,318      0.27%     1,065    0.26%     1,026    0.31%            991     0.39%         750     0.33%
    Commercial and
      industrial real
      estate                 95,298     19.33%    71,557   17.46%    54,024   16.48%         49,231    19.32%      40,555    17.84%
    Construction and
      land acquisition
      and development
      loans                 191,197     38.77%   163,849   39.98%   117,325   35.80%         90,324    35.45%      78,454    34.51%
    Land                     20,109      4.08%    16,895    4.12%    11,390    3.48%          7,018     2.76%       6,387     2.81%
                           -------------------------------------------------------------  --------------------- --------------------
  Total real estate loans   488,319     99.03%   404,616   98.72%   321,263   98.02%        249,204    97.81%     225,202    99.07%

Other loans:
     Business, commercial     3,894      0.79%     3,970    0.97%     5,592    1.71%            170     0.07%         582     0.26%
     Consumer                   870      0.18%     1,257    0.31%       885    0.27%          5,406     2.12%       1,533     0.67%
                           -------------------------------------------------------------  --------------------- --------------------
  Total other loans           4,764      0.97%     5,227    1.28%     6,477    1.98%          5,576     2.19%       2,115     0.93%

  Total gross loans         493,083    100.00%   409,843  100.00%   327,740  100.00%        254,780   100.00%     227,317   100.00%

Unearned fees,
  premiums & discounts,
  net                        (2,674)              (2,164)            (2,149)                 (1,852)               (1,699)

Loans in process            (67,593)             (61,685)           (48,211)                (36,715)              (31,062)

Allowance for
  loan loss                  (3,991)              (3,353)            (2,728)                 (2,147)               (1,984)
                           -----------          ----------         -----------            -----------           ------------
  Total Loans net          $418,825             $342,641           $274,652                $214,066              $192,572
                           ===========          ==========         ===========            ===========           ============


Lending Activities - Residential Mortgage Loans

         General

         The Bank originates mortgage loans of all types, including residential, residential-construction, commercial-construction, commercial and land and residential lot loans. To a lesser extent, the Bank also originates non-mortgage loans, which include consumer, business and commercial loans. These loans constitute a small part of the Bank's portfolio.

         For the years ending December 31, 2002 and 2001, the Bank originated $343,590,000 and $344,519,000 of mortgage loans, respectively.

         Loan Origination Procedures

         The following table contains information on the activity of Bancorp's loans available for sale and its loans held for investment in its portfolio:
                                          For the year ended December 31,
                                          -------------------------------
                                         2002          2001          2000
                                         ----          ----          ----
                                              (dollars in thousands)
Available for Sale:
    Beginning balance                 $     7,499   $     4,169   $     2,989
    Originations                          110,565        63,565        38,024
    Repurchases                                -             41            -
    Repayments                                (48)          -             (25)
    Deferred fees                              -             26            50
    Net sales                           (100,535)       (60,302)      (36,869)
     Transfers (to) from
      available for sale                       -             -             -
                                     ------------------------------------------
         Ending Balance               $   17,481    $     7,499   $     4,169
                                     ==========================================


Held for investment
    Beginning balance                 $ 402,345     $ 323,571     $ 251,791
    Originations and purchases          233,222       293,195       187,035
    Repurchases                              -             -             -
    Repayments/payoffs                 (159,965)     (214,295)     (115,444)
    Sales                                   -             -             -
    Transfers (to) from
     repossessed assets                     -            (127)          189
                                     ------------------------------------------
         Ending balance               $ 475,602     $ 402,344     $ 323,571
                                     ==========================================

         The Bank originates residential mortgage loans that are intended for sale in the secondary market as well as loans that are to be held in the Bank's investment portfolio. Loans sold in the secondary market are either sold directly to the Federal Home Loan Mortgage Corporation ("FHLMC") or are sold to other investors with which the Bank maintains a correspondent relationship. These loans are made in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market, and are approved either by the Bank's underwriter or the correspondent's underwriter. Loans considered for the Bank's portfolio are approved by the Bank's loan committee, which is comprised of the Executive Vice President and the Senior Vice President. Meetings of the loan committee are open to attendance by any member of the Bank's Board of Directors who wishes to attend. The loan committee reports to and consults with the Board of Directors in interpreting and applying the Bank's lending policy.

         Loans that are sold are typically long-term (15 or more years) loans with fixed interest rates eligible for resale in the secondary market. Loans retained for the Bank's portfolio include construction loans, commercial loans and loans that periodically reprice or mature prior to the end of an amortized term. Loans are generally sold with servicing released. However, as of December 31, 2002 the Bank was servicing $5,758,947 in loans for FHLMC and $18,175,891 in loans for other investors.

         The following table contains information, as of December 31, 2002, on the percentage of fixed rate single-family loans serviced for others by the Bank, by interest rate category.

Coupon range                        Percentage of Portfolio
------------                        -----------------------
Less than 6.00%                                     23.26%
6.01 - 7.00%                                        32.21%
7.01 - 8.00%                                        34.90%
8.01 - 9.00%                                         7.11%
9.01 - 10.00%                                        2.52%
Over 10.01%                                          0.00%
                                    -----------------------
                                                   100.00%
                                    =======================

         The Bank's mortgage loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. The authority of the loan committee to approve loans is established by the Board of Directors and currently is commensurate with the Bank's limitation on loans to one borrower. The Bank's maximum amount of loans to one borrower currently is equal to 15% of the Bank's unimpaired capital or $6,567,000 as of December 31, 2002. Loans greater than this amount require participation by one or more additional lenders. Letters of credit are subject to the same limitations as direct loans. The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate. The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

         The procedure for approval of construction loans is the same for residential mortgage loans, except that the appraiser evaluates the building plans, construction specifications, and estimates of construction costs. The Bank also evaluates the feasibility of the proposed construction project and the experience and track record of the developer. In addition, all construction loans generally require a commitment from a third-party lender or from the Bank for a permanent long-term loan to replace the construction loan upon completion of construction.

Commercial Real Estate Loans

         At December 31, 2002, the Bank's commercial real estate loan portfolio totaled $95,298,000, or 19.33% of the Bank's total loan portfolio. All of the Bank's commercial loans are secured by improved property such as office buildings, retail strip shopping centers, industrial condominium units and other small businesses most of which are located in the Bank's primary lending area. The largest commercial real estate loan at December 31, 2002 was a $5,200,000 loan secured by two office buildings in Reston, Virginia. The loan is subject to the partial personal guarantees of a principal of the borrower, and has consistently performed in accordance with the terms of the debt instrument.

         Loans secured by commercial real estate properties generally involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.

Construction Loans

         The Bank originates loans to finance the construction of one-to-four family dwellings, and to a lesser extent, commercial real estate. It also originates loans for the acquisition and development of unimproved property to be used for residential and/or commercial purposes in cases where the Bank is to provide the construction funds to improve the properties. As of December 31, 2002, the Bank had 524 construction loans outstanding in the aggregate amount of $191,196,444.

         Construction loan amounts are based on the appraised value of the property and, for builder loans, a feasibility study as to the potential marketability and profitability of the project. Construction loans generally have terms of up to one year, with reasonable extensions as needed, and typically have interest rates that float monthly at margins typically ranging 1/2 percent to 2 percent above the prime rate. In addition to builders' projects, the Bank finances the construction of single family, owner-occupied houses where qualified contractors are involved and on the basis of strict written underwriting and construction loan guidelines. Construction loans are structured either to be converted to permanent loans with the Bank upon the expiration of the construction phase or to be paid off by financing from another financial institution.

         Construction loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio and to receive yields higher than those obtainable on loans secured by existing residential properties. These higher yields correspond to the higher risks associated with construction lending. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction that is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to value accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the ultimate success of the project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank is forced to foreclose on a project prior to or at completion, due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of the loan as well as related foreclosure and holding costs. In addition, the Bank may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. The Bank has attempted to address these risks through its underwriting procedures and its limited amount of construction lending on multi-family and commercial real estate properties.

         It is the policy of the Bank to conduct physical inspections of each property secured by a construction or rehabilitation loan for the purpose of reporting upon the progress of the construction of improvements. These inspections, referred to as "construction draw inspections," are to be performed at the time of a request for an advance of construction funds. If no construction advance has been requested, an inspection is made by a fee inspector or senior officer of the institution on the subject property at least quarterly.

Multi-Family Lending

         The Bank occasionally originates multi-family loans with terms up to 30 years, but with rate adjustments or balloon payments generally at three to five years. These loans are generally made in amounts up to 75% of the appraised value of the secured property. In making these loans, the Bank bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service, the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Bank's lending experience with the borrower. The Bank also typically receives a personal guarantee from the borrower. As of December 31, 2002, $1,318,000, or 0.27% of the Bank's total loan portfolio, consisted of multi-family residential loans.

Land and Residential Building Lots

         Land loans include loans to developers for the development of residential subdivisions and loans on unimproved lots primarily to individuals. At December 31, 2002 the Bank had land and residential building lot loans totaling $20,109,000, or 4.08% of the Bank's total loan portfolio. The largest of these loans is for $3,400,000, and is secured by residentially zoned land in Berlin, Maryland, and has performed in accordance with the terms of the debt instrument. Land development loans typically are short-term loans; the duration of these loans is typically not greater than three years. The interest rate on land loans is generally at least 1% or 2% over the prime rate. The loan-to-value ratio generally does not exceed 75%. Loans typically are made to customers of the Bank and developers and contractors with whom the Bank has had previous lending experience. In addition to the customary requirements for this type loan, the Bank may also require a clean Phase I environmental study and feasibility study to determine the profit potential of the development.

Consumer and Other Loans

         The Bank also offers other loans, primarily business and commercial loans. These are loans to businesses not secured by real estate although they may be secured by equipment, securities, or other collateral. They constitute a relatively small part of the Bank's business, and are typically offered to customers with long-standing relationships with the Bank. At December 31, 2002, $3,894,000, or 0.79%, of the loan portfolio consisted of business and commercial loans. Approximately .18% of the loan portfolio is in consumer loans.

Loan Portfolio Cash Flows

     The following table sets forth the estimated maturity of the Bank's loan portfolios by type of loan at December 31, 2002. The estimated maturity reflects contractual terms at December 31, 2002. Contractual principal repayments of loans do not necessarily reflect the actual term of the Bank's loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of "due on sale" clauses. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.


                                      Due           Due after
                                     within         1 through         Due after
                                    one year         5 years           5 years           Total
                                 ---------------  ---------------   --------------   --------------
                                                      (dollars in thousands)
One to four family residential   $       14,058   $       35,324    $       131,015  $      180,397
Multifamily                                 656              384                278           1,318
Commercial and industrial
  real estate                            14,249           23,367             57,682          95,298
Construction and land
  acquisition
  and development loans                 168,232           22,965             -              191,197
Land                                      4,996           15,113             -               20,109
Commercial, non-real estate                 395              522              2,977           3,894
Consumer                                    280              397                193             870
                                 ---------------  ---------------   --------------   --------------
Total                            $      202,866   $       98,072      $     192,145   $     493,083
                                 ===============  ===============   ==============   ==============


         The following table contains certain information as of December 31, 2002 relating to the loan portfolio of the Bank with the dollar amounts of loans due after one year that have fixed and floating rates. All loans are shown maturing based upon contractual maturities and include scheduled payments but not possible prepayments.

                                     Fixed           Floating           Total
                                 ---------------  ---------------   -----------
                                              (dollars in thousands)
One to four family residential    $ 132,673       $   33,666        $   166,339
Multifamily                             513              149                662
Commercial and industrial real
  estate                             52,630           28,419             81,049
Construction and land
  acquisition
  and development loans              18,533            4,432             22,965
Land                                 15,113              -               15,113
Commercial, non-real estate           2,647              852              3,499
Consumer                                590              -                  590
                                 ---------------  ---------------  -------------
Total                             $ 222,699       $   67,518        $   290,217
                                 ===============  ===============  =============

Loans to One Borrower

         The aggregate amount of loans that the Bank may make to one borrower is 15% of the Bank's unimpaired capital and unimpaired surplus. The Bank's largest loan is in the amount of $5,200,000 and is secured by two office buildings in Reston Virginia. The second largest loan is in the amount of $3,850,000 and is secured by residential property in Arnold, Maryland. The third largest loan is in the amount of $3,400,000 and is secured by residentially zoned land in Berlin, Maryland. All of these loans have fully performed since their inception.

Origination and Purchase and Sale of Loans

         The Bank originates residential loans in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market. Although the Bank has authority to lend anywhere in the United States, they have confined their loan origination activities to the states of Maryland, Virginia and Delaware.

         Loan originations are developed from a number of sources, primarily from referrals from real estate brokers, builders, and existing and walk-in customers. Severn Savings also utilizes the services of loan brokers in its market area. Loan brokers are paid on a commission basis (generally 1% of the loan amount) for loans brokered to the Bank.

         The Bank's mortgage loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. The loan committees of the Bank can approve residential and commercial loans ranging up to $6,567,000 (the maximum amount of a loan to one borrower as of December 31, 2002). The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate. The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

         The procedure for approval of construction loans is the same as for residential mortgage loans, except that the appraiser evaluates the building plans, construction specifications, and estimates of construction costs. The Bank also evaluates the feasibility of the proposed construction project and the experience and track record of the developer. In addition, all construction loans generally require a commitment from a third-party lender or from the Bank for a permanent long-term loan to replace the construction loan upon completion of construction.

         Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan, and the value of the collateral, if any.

         Currently, it is the Bank's policy to originate both fixed-rate and adjustable-rate loans. The Bank is currently active in the secondary market and sells the majority of its fixed rate loan products.

Interest Rates, Points and Fees

         The Bank realizes interest, point, and fee income from their lending activities. The Bank also realizes income from commitment fees for making commitments to originate loans, from prepayment and late charges, loan fees, application fees, and fees for other miscellaneous services.

         The Bank accounts for loan origination fees in accordance with the Statement of Financial Accounting Standards on Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans ("SFAS No. 91") issued by the Financial Accounting Standards Board (the "FASB"). SFAS No. 91 prohibits the immediate recognition of loan origination fees as revenues and requires that such income (net of certain direct loan origination costs) for each loan be amortized, generally by the interest method, over the estimated life of the loan as an adjustment of yield. The Bank also realizes income from gains on sales of loans, and servicing released fees for loans sold with servicing released.

Delinquency and Classified Assets
         Delinquencies

         The Board of Directors reviews delinquencies on all loans monthly. The Bank's collection procedures include sending a past due notice to the borrower on the 17th day of nonpayment, making telephone contact with the borrower between 20 and 30 days after nonpayment, and sending a letter after the 30th day of nonpayment. A notice of intent to foreclose is sent between 60 and 90 days after delinquency. When the borrower is contacted, the Bank attempts to obtain full payment of the amount past due. However, the Bank generally will seek to reach agreement with the borrower on a payment plan to avoid foreclosure.

         The Bank categorizes its classified assets within four categories: A) Special Mention, B) Substandard, C) Doubtful and D) Loss. Special Mention loans are 60 days or more in arrears and include all borrowers who are in bankruptcy that have not missed any post-petition payments. The Bank reserves 5% on all Special Mention loans. Substandard loans are loans that are 90 days or more delinquent and are loans that have borrowers in bankruptcy that have missed a post-petition payment. The Bank reserves 15% of substandard loans. The Doubtful category consists of loans where the Bank expects a loss, but not a total loss. Various subjective factors are considered with the most important consideration being the estimated underlying value of the collateral. The Bank reserves 50% of the amount of Doubtful loans. Loans that are classified as "Loss" are fully reserved.

         All loans are individually evaluated if they are deemed classified. The Bank also evaluates all delinquent loans, individually. The rest of the portfolio is evaluated as a group and a determination is made, periodically, concerning the inherent risks associated with particular types of loans and an allowance is assigned to those particular groups.

         The Bank allocates reserves to its allowance for loan losses in two ways. Where the bank has classified an asset it generally allocates the percentage of that asset under its classification system to a specific reserve if the asset is classified as Doubtful or Loss. In cases where loans are classified as Special Mention or Substandard the bank usually does not allocate its allowance for loan loss reserves to a specific reserve. The bank does not allocate its allowance for loan losses based upon the unclassified portion of its loan portfolio to specific loan reserves.

         It is the policy of the Bank to discontinue the accrual of interest on any loan that is 90 days or more past due. The Bank historically has not incurred any significant losses on delinquent mortgage loans.

         The following table sets forth information as to non-accrual loans. The Bank discontinues the accrual of interest on loans 90 days or more past due, at which time all previously accrued but uncollected interest is deducted from income. As of the most recent reported period, $156,042 would have been recorded for the year ended December 31, 2002 if the loans had been current in accordance with their original terms and had been outstanding throughout the year ended December 31, 2002 or since their origination (if held for only part of the fiscal year). For the year ended December 31, 2002, $80,487 in interest income on such loans was actually included in net income.



                                                                            At December 31,
                                                            ------------------------------------------------
                                                                 2002      2001     2000      1999     1998
                                                                 ----      ----     ----      ----     ----
                                                                        (dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
    One-to-four family real estate                             $1,366   $ 1,801    $ 872     $ 909   $1,591
    Home equity lines of credit                                     -         -        -        16       14
    Commercial                                                    253       300      292         -    1,136
    Land                                                          139
Non-mortgage loans:
    Consumer                                                        -         -       14         -        -
    Commercial loans                                                -         -        -         -        -
                                                            ------------------------------------------------
Total non-accrual loans                                         1,758     2,101    1,178       925    2,741
Accruing loans which are contractually
past due 90 days or more:
    Mortgage loans:
      Permanent loans secured by one-to-four
      family real estate                                            -         -        -         -        -
      Commercial                                                    -         -        -         -        -
    Non-mortgage loans
       Consumer                                                     -         -        -         -        -
                                                            ------------------------------------------------
Total accruing loans greater than 90 days past due                  -         -        -         -        -
                                                            ------------------------------------------------
Total non-performing loans                                     $1,758    $2,101   $1,178     $ 925   $2,741
                                                            ================================================
Foreclosed real-estate
                                                                  224       312      312       672      104
                                                            ================================================
Total nonperforming assets                                     $1,982    $2,413   $1,490    $1,597   $2,845
                                                            ================================================
Total non-accrual and accrual loans to net loans                0.42%     0.61%    0.43%     0.43%    1.42%
Allowance for loan losses to total non-performing loans,
    including loans contractually past due 90 days or more    227.02%   159.59%  231.58%   232.11%   72.38%
                                                            ================================================
Total non-accrual and accruing loans greater than
    90 days past due to total assets                            0.38%     0.57%    0.40%     0.40%    1.24%
                                                            ================================================
Total non-performing assets to total assets                     0.43%     0.66%    0.51%     0.68%    1.29%
                                                            ================================================


Classified Assets

         Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the Office of Thrift Supervision (OTS) to be of lesser quality as "substandard," "doubtful" or "loss assets." An asset is considered substandard if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss assets are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of these categories but possess credit deficiencies or potential weakness are required to be designated special mention by management.

         When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowance for losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss assets, it is required either to establish a specific allowances for losses equal to the full amount of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets is subject to scrutiny by the OTS, which can require the establishment of additional general or specific loss allowances. The Bank reviews monthly the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

         Total classified loans as of December 31, 2002 were $3,214,472. Allowance for loan losses as of December 31, 2002 was $3,990,600, which is 0.95% of net loans receivable and 227% of total non-performing loans.

                          [see table on following page]

The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans at the dates indicted:



                                2002              2001                 2000                  1999                   1998
                     --------------------------------------------------------------------------------------------------------------
                               Percentage            Percentage            Percentage            Percentage             Percentage
                               of Loans              of Loans              of Loans              of Loans               of Loans
                               in each               in each               in each               in each                in each
                     Allowance Category to Allowance Category to Allowance Category to Allowance Category to Allowance Category to
                       Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loan  Amount     Total Loans
                     --------------------- --------------------- --------------------- --------------------------------------------
                                                                      (dollars in thousands)
Residential, one
  to four family        1,542     36.58%       1,081         36.90%     995     41.95%      776      39.89%    826        43.58%
Multifamily                21      0.27%          24          0.26%      18      0.31%       10       0.39%      9         0.33%
Commercial and
  industrial real
  estate                  881     19.33%         850         17.46%     658     16.48%      567      19.32%    560        17.84%
Construction and
  land acquisition
  and development
  loans                 1,202     38.77%         917         39.98%     662     35.80%      428      35.45%    323        34.51%
Land                      300      4.08%         413          4.12%     308      3.48%      292       2.76%    241         2.81%
Business, commercial       33      0.79%          52          0.97%      75      1.71%        4       0.07%      8         0.26%
Other                      12      0.18%          16          0.31%      12      0.27%       70       2.12%     17         0.67%
                     ---------------------------------  --------  -------  --   --------------------------- -----------
     Total              3,991    100.00%       3,353        100.00%   2,728    100.00%    2,147     100.00%  1,984       100.00%
                     =================================  ========  =======  ==   ============================ ==========


The following table contains information with respect to Severn Bancorp's allowance for loan losses for the periods indicated:



                                                                                     At or for the Year Ended
                                                                                           December 31,
                                                               2002            2001           2000           1999            1998
                                                               ----            ----           ----           ----            ----
                                                                                (dollars in thousands)
Average loans outstanding, net                            $ 384,537       $ 313,798      $ 246,631      $ 203,237       $ 176,223
                                                         =========================================================================
Total gross loans outstanding at end of period            $ 493,083       $ 409,844      $ 327,740      $ 254,780       $ 227,317
                                                         =========================================================================
Allowance balance at beginning of period                    $ 3,353         $ 2,728        $ 2,147        $ 1,984         $ 1,519

Provision for loan losses                                       670             709            591            504             552

Actual charge-offs
    1-4 family residential real estate                            -              74             30             89              62
    Other                                                        32              10              -            263              35
                                                         ------------------------------------------------------------------------
        Total charge-offs                                        32              84             30            352              97
                                                         -------------------------------------------------------------------------
Recoveries
        Total recoveries                                          -               -             20             11              10
                                                         -------------------------------------------------------------------------
           Net chargeoffs                                        32              84             10            341              87
                                                         -------------------------------------------------------------------------
Allowance balance at end of period                          $ 3,991         $ 3,353        $ 2,728        $ 2,147         $ 1,984
                                                         =========================================================================
Net chargeoffs as a percent of average loans                  0.01%           0.03%          0.00%          0.17%           0.05%
Allowance for loan losses to total gross loans at end of
period                                                        0.81%           0.82%          0.83%          0.84%           0.87%
                                                         =========================================================================


Investment Activities

         Federal thrift institutions, such as the Bank, have authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. As a member of the FHLB System, the Bank must maintain minimum levels of liquid assets specified by the Office of Thrift Supervision ("OTS"), which vary from time to time. Subject to various regulatory restrictions, federal thrift institutions may also invest a portion of their assets in certain commercial paper, corporate debt securities and mutual funds whose assets conform to the investments that a federal thrift institution is authorized to make directly.

         The carrying values of the Bank's investment securities, including its liquid assets, as of the dates indicated are presented in the following table:


                                                               at December 31,
                                                           2002      2001      2000
                                                           ----      ----      ----
                                                           (dollars in thousands)
Investment Securities Available for Sale
GNMA Trust                                                $   -     $   -    $  858
                                                     -------------------------------
    Total Investment Securities Available for Sale            -         -       858
                                                     -------------------------------
Investment Securities Held to Maturity
U.S. Treasury Notes                                       $   -   $ 2,001   $ 2,502
FHLB Notes                                                4,000     5,000     2,997
FNMA Notes                                                    -         -     3,000
FFCB Note                                                     -         -     1,000
                                                     -------------------------------
    Total Investment Securities Held to Maturity          4,000     7,001     9,499
                                                     -------------------------------
Interest-bearing deposits in other banks                $ 4,191   $ 1,059    $  290
Federal funds sold                                       10,713     3,949         -
Mortgage-backed securities held to maturity               5,661       212       279
FHLB stock                                                1,900     2,500     1,800
                                                     -------------------------------
                                                         22,465     7,720     2,369
                                                     -------------------------------
                                                       $ 26,465  $ 14,721  $ 12,726
                                                     ===============================

Investment Scheduled Maturity Table

As of December 31, 2002


                                              More than One to   More than Five to
                           One Year or Less      Five Years          Ten Years       More than Ten Years Total Investment Securities
                         -----------------------------------------------------------------------------------------------------------
                          Carrying  Average  Carrying   Average  Carrying  Average    Carrying  Average  Carrying  Average   Market
                           Value     Yield     Value     Yield    Value     Yield      Value     Yield    Value     Yield    Value
                           -----     -----     -----     -----    -----     -----      -----     -----    -----     -----    -----
                                                                    (dollars in thousands)
Investment Securities
  Held to Maturity
FHLB Notes                        -             $ 4,000    4.36%                             -             $4,000     4.36%   $4,048
Interest-bearing
  deposits in other banks    $4,191     1.00%         -                  -                   -              4,191     1.00%    4,191
Federal funds sold           10,713     1.25%         -                  -                   -             10,713     1.25%   10,713
Mortgage-backed
  securities held to
  maturity                        -                   -                  -               5,661     4.63%    5,661     4.63%    5,670
FHLB stock                        -                   -                  -               1,900     5.04%    1,900     5.04%    1,900
                         -----------------------------------------------------------------------------------------------------------
Total                      $ 14,904     1.18%   $ 4,000    4.36%     $   -         -   $ 7,561     4.73% $ 26,465     2.68% $ 26,522
                         ===========================================================================================================


Real Estate Owned

         As of December 31, 2002, Bancorp owned real estate in the amount of $224,000 as a result of default under a loan to the Bank. The real estate is being held by a subsidiary of SBI and is under pending contract of sale for $450,000, scheduled to settle in March 2003.

Deposits

         Deposits are attracted principally from within the Bank's primary market areas through the offering of a variety of deposit instruments, including passbook and statement accounts and certificates of deposit ranging in terms from three months to five years. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Bank also offers individual retirement accounts ("IRA's").

         The Bank's policies are designed primarily to attract deposits from local residents rather than to solicit deposits from areas outside their primary markets. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

         Deposits in the Bank as of December 31, 2002 and 2001 consisted of savings programs described below:


                                                       2002                                  2001
                                                Amount        Percent                 Amount            Percent
                   Category
              NOW accounts               $   15,980,589          4.23%          $  13,457,798            4.68%
              Money market accounts         132,767,052         35.13              61,759,483           21.53
              Passbooks                      18,189,610          4.81              21,024,223            7.33
              Certificates                  210,913,461         55.81             190,593,583           66.43
                                            -----------       -----                  -----------       ------
                                            377,850,712         99.98             286,835,087           99.97
              Accrued interest                   74,329           .02                  82,481             .03
                                            ---------------   -------            ---------------      --------

              Total savings                $377,925,041        100.00%           $286,917,568          100.00%
                                            ==========          =====              ==========           =====

         The bank held certificates of deposit totaling $210,913,461 and $190,593,583 at December 31, 2002 and 2001 respectively, maturing as follows:


                                                          2002                               2001
                                             --------------------------------   -------------------------------
                                                    Amount         Percent           Amount           Percent
                  One year or less              $136,944,574        64.93           $139,073,988       72.97
              More than 1 year to 2 years         27,531,898        13.05             23,138,385       12.14
              More than 2 years to 3 years        11,058,263         5.24              9,361,585        4.91
              More than 3 years to 4 years        16,060,941         7.62              9,344,464        4.91
              More than 4 years to 5 years        19,268,496         9.14              9,630,221        5.05
              More than 5 years                       49,289          .02                 44,940         .02
                                               -------------     -------           -------------     -------
                                                $210,913,461       100.00           $190,593,583      100.00
                                                  ==========        =====             ==========       =====

         The following table contains information pertaining to the certificates of deposit held by the Bank in excess of $100,000 ("Jumbo CD's") as of December 31, 2002.

                                      Jumbo Certificate
                                         of Deposits
                                         (dollars in
Time Remaining Until Maturity            thousands)
----------------------------------   ---------------------
Less than three months                            $ 9,918
3 months to 6 months                                5,686
6 months to 12 months                              13,742
Greater than 12 months                             21,491
                                     ---------------------
Total                                            $ 50,837
                                     =====================

Liquidity and Asset/Liability Management

         Two major objectives of asset and liability management are to maintain adequate liquidity and to control the interest sensitivity of the balance sheet.

         Liquidity is the measure of a company's ability to maintain sufficient cash flow to fund operations and to meet financial obligations to depositors and borrowers. Liquidity is provided by the ability to attract and retain deposits and by principal and interest payments on loans and maturing securities in the investment portfolio. A strong core deposit base, supplemented by other deposits of varying maturities and rates, contributes to the Bank's liquidity.

         Funds available through short-term borrowings and asset maturities are considered adequate to meet all current needs, and Management is continually monitoring the Bank's liquidity position to meet projected needs.

         Interest rate sensitivity is maintaining the ability to reprice interest earning assets and interest bearing liabilities in relationship to changes in the general level of interest rates. Management contributes interest rate sensitivity to a steady net interest margin through all phases of interest rate cycles. Management attempts to make the necessary adjustments to constrain adverse savings in net interest income resulting from interest rate movements through GAP analysis and income simulation modeling techniques.

Short Term Borrowings

         The Bank has an available line of credit, secured by its residential mortgage portfolio, in the amount of Twenty-Five Percent (25%) of its total assets, with the Federal Home Loan Bank of Atlanta. As of year-end the available line of credit with the Federal Home Loan Bank of Atlanta was $113,884,235. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable then obtaining deposits from the public. The following table sets forth short-term borrowings with the Federal Home Loan Bank of Atlanta, with original maturities of one year or less.


                                                              Year ended December 31,
                                                     ------------------------------------------
                                                              2002          2001          2000
                                                              ----          ----          ----
                                                              (dollars in thousands)
Short term borrowings and notes payable
    Average balance outstanding during the period        $   4,917     $  21,917     $  13,167
    Maximum amount outstanding at any month-end
during

         the period                                         14,000        27,000        18,000
    Weighted Average interest rate during the period         3.16%         5.38%         6.34%

    Total short term borrowings at period end                    -        17,000        18,000
Weighted average interest rate at period end                 0.00%         4.40%         6.83%

Employees

    As of December 31, 2002, the Bank employed 69 persons on a full-time basis and 10 persons on a part-time basis. The Bank's employees are not represented by any collective bargaining group, and management considers its relations with its employees to be excellent. The holding company has no employees.

Severn Capital

         The Bank formed Severn Capital in 1997. Severn Capital was created for the purpose of acquiring, holding and managing mortgage loans. Severn Capital has elected to be subject to tax as a real estate investment trust under the Internal Revenue Code and regulations promulgated thereunder. The Bank owns all of the Common Stock of Severn Capital and administers the day-to-day operations of Severn Capital for a fee. There are 200,002 shares of preferred stock of Severn Capital outstanding. Dividends on the preferred stock are payable quarterly, in an amount equal to $1.80 per annum per preferred share. The preferred stock is redeemable, at $20 per share any time after June 30, 2001, at the option of the Bank.

Hyatt Real Estate

         Bancorp acquired Hyatt Real Estate, a real estate brokerage and property management company, in June 2001. Hyatt Real Estate is a real estate brokerage company specializing in commercial real estate sales, leasing and property management. It owns the facility within which it is located, at 1919 West Street, and is also the owner of the property known as 1919A West Street, which is leased to the Bank for its administrative offices. As of December 31, 2002 Hyatt Real Estate had 22 licensed real estate agents and 11 employees.

SBI Mortgage Company

         SBI is a subsidiary of Bancorp that engages in the origination of mortgages not suitable for the Bank. It owns subsidiary companies that have real estate holdings. As of December 31, 2002, SBI had $676,696 in outstanding mortgage loans and its subsidiary companies had $224,000 invested in the ownership of land, which it acquired as a result of foreclosures initiated by the Bank.

HS West, LLC

         HS West, LLC ("HS") is a subsidiary of the Bank. It owns certain land, being approximately one acre in size, which is located in the City of Annapolis, Maryland fronting on Westgate Circle. HS has obtained a special exception approval from the City of Annapolis to construct an 82,000+/- square foot office building with parking garage on the site. Currently, studies are on going concerning the cost of the proposed building and site development. If cost estimates are determined to be reasonable, it is the intention of HS West to construct the 82,000+/- square foot building on that site for the use of Bancorp and its subsidiaries. It is estimated that if the building is built, Bancorp and its subsidiaries will occupy approximately 35 to 40% of the space, with the balance of the space being offered for rent to third parties.

Regulation

General
         Savings and loan holding companies and savings associations are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the Savings Association Insurance Fund ("SAIF") and not for the benefit of stockholders of Bancorp. The following information describes certain aspects of that regulation applicable to Bancorp and the Bank, and does not purport to be complete. The discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions.

Regulation of Bancorp

         General. Bancorp is a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision ("OTS"). As such, Bancorp is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over Bancorp and its subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         Activities Restriction Test. As a unitary savings and loan holding company, Bancorp generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test or meets the definition of domestic building and loan association pursuant to the Internal Revenue Code of 1986, as amended (the "Code"). Bancorp presently intends to continue to operate as a unitary savings and loan holding company. Recent legislation terminated the "unitary thrift holding company exemption" for all companies that apply to acquire savings associations after May 4, 1999. Since Bancorp is grandfathered, its unitary holding company powers and authorities were not affected. See "Financial Modernization Legislation." However, if Bancorp acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of Bancorp and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. Furthermore, if Bancorp were in the future to sell control of the Bank to any other company, such company would not succeed to Bancorp grandfathered status under and would be subject to the same business activity restrictions. See "- Regulation of the Bank - Qualified Thrift Lender Test."

         Restrictions on Acquisitions. Bancorp must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

         Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings association without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. In addition, no company may acquire control of such an institution without prior OTS approval. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of a savings and loan holding company, from acquiring control of any savings association not a subsidiary of the savings and loan holding company, unless the acquisition is approved by the OTS. For additional restrictions on the acquisition of a unitary thrift holding company, see "Financial Services Modernization Legislation." Certain individuals, including Alan J. Hyatt, Louis Hyatt, and Melvin Hyatt, and their respective spouses ("Applicants"), filed an Application for Notice of Change In Control ("Notice") in April 2001 pursuant to 12CFR Section 574.3(b). The Notice called for the Applicants to acquire up to 32.32% of the Company's issued and outstanding shares of stock. The OTS approved the request and required that the proposed acquisition be consummated by April 16, 2002. By letter dated January 27, 2003, the Applicants requested an extension of time to acquire up to 32.32% of the Company's issued and outstanding shares which request was granted by the OTS. The Applicants have until February 12, 2004 to acquire up to 32.32% ownership of the Company's shares. The Applicants own 28.7% of the total outstanding shares of the Company, at this time.

USA Patriot Act of 2001

         On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act is intended is to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

o due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-US persons

o    standards for verifying customer identification at account opening

o rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering

o    reports by  nonfinancial  trades  and  businesses  filed with the  Treasury
     Department's   Financial  Crimes   Enforcement   Network  for  transactions
     exceeding $10,000, and

o filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

         On July 23, 2002, the Treasury proposed regulations requiring institutions to incorporate into their written money laundering plans, a board approved customer identification program implementing reasonable procedures for:

o verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;

o maintaining records of the information used to verify the person's identity; and

o determining whether the person appears on any list of known or suspected terrorists or terrorist organizations.

         Account is defined as a formal banking or business relationship established to provide ongoing services, dealings, or other financial transactions.

Financial Services Modernization Legislation

         General. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "GLB"). The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a "Financial Holding Company." "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

         The GLB provides that no company may acquire control of an insured savings association unless that company engages, and continues to engage, only in the financial activities permissible for a Financial Holding Company, unless grandfathered as a unitary savings and loan holding company. The GLB grandfathers any company that was a unitary savings and loan holding company on May 4, 1999 or became a unitary savings and loan holding company pursuant to an application pending on that date. Such a company may continue to operate under present law as long as the company continues to meet the two tests: it can control only one savings institution, excluding supervisory acquisitions, and each such institution must meet the QTL test. Such a grandfathered unitary savings and loan holding company also must continue to control at least one savings association, or a successor institution, that it controlled on May 4, 1999.

         The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

         While the GLB has not had a material adverse effect on the operations of Bancorp and the Bank in the near-term, to the extent that the act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, this act may have the result of increasing the amount of competition that Bancorp and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than Bancorp and the Bank. In addition, because Bancorp may only be acquired by other unitary savings and loan holding companies or Financial Holding Companies, the legislation may have an anti-takeover effect by limiting the number of potential acquirors or by increasing the costs of an acquisition transaction by a bank holding company that has not made the election to be a Financial Holding Company under the new legislation.

         Privacy. Under the GLB, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide:

o initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

o    annual notices of their privacy policies to current customers; and

o    a  reasonable   method  for  customers  to  "opt  out"  of  disclosures  to nonaffiliated third parties.

         These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Since FSMA's enactment, a number of states have implemented their own versions of privacy laws. The Bank has implemented its privacy policies in accordance with the law.

Regulation of the Bank

         General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board").

         The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies found in the operations of the Bank. The relationship between the Bank and depositors and borrowers is also regulated by federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents utilized by the Bank.

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on Bancorp, the Bank, and their operations.

Insurance of Deposit Accounts. The SAIF, as administered by the FDIC, insures the Bank's deposit accounts up to the maximum amount permitted by law. The FDIC may terminate insurance of deposits upon a finding that the institution: o has engaged in unsafe or unsound practices; o is in an unsafe or unsound condition to continue operations; or o has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of June 30, 2002, SAIF members pay within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, all FDIC-insured institutions were required to pay assessments to the FDIC at an annual rate for the fourth quarter of 2002 at approximately $0.0170 per $100 of assessable deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings associations to meet three capital standards:

o    tangible capital equal to 1.5% of total adjusted assets,

o    leverage capital (core capital) equal to 3% of total adjusted assets, and

o    risk-based capital equal to 8.0% of total risk-based assets.

     The Bank must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings association to maintain capital above the minimum capital levels.

         These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others:
o a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk;
o a savings association is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and
o a savings association may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries, or other persons, or savings associations with which it has significant business relationships.

         The Bank is not subject to any such individual minimum regulatory capital requirement.

         As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2002.


                                                                                To Be Well
                                                                                Capitalized Under
                                                        For Capital             Prompt Corrective
                      Actual                            Adequacy Purposes       Action Provisions
                      Amount           %                Amount    %             Amount               %
December 31, 2002
Tangible (1)       $39,898,384         8.8%         $  6,837,788     1.50%         N/A                 N/A
Tier I capital (2)  39,893,384        12.1%                  N/A      N/A       $19,768,800           6.00%
Core (1)            39,893,384         8.8%           18,234,100     4.00%       22,792,625           5.00%
Risk-weighted (2)   43,781,865        13.3%           26,358,400     8.00%       32,948,000          10.00%

December 31, 2001
Tangible (1)       $31,675,573         8.7%         $  5,468,226     1.50%         N/A                 N/A
Tier I capital (2)  31,675,573        11.8%                  N/A       N/A      $16,066,080           6.00%
Core (1)            31,675,573         8.7%           14,581,936     4.00%       18,227,420           5.00%
Risk-weighted (2)   34,926,828        13.0%           21,421,440     8.00%       26,776,800          10.00%
------------
(1)  To adjusted total assets.
(2)  To risk-weighted assets.


         The Home Owners' Loan Act ("HOLA") permits savings associations not in compliance with the OTS capital standards to seek an exemption from certain penalties or sanctions for noncompliance. Such an exemption will be granted only if certain strict requirements are met, and must be denied under certain circumstances. If an exemption is granted by the OTS, the savings association still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

         Predatory Lending. The term "predatory lending," much like the terms "safety and soundness" and "unfair and deceptive practices," is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

o making unaffordable loans based on the assets of the borrower rather than on the borrower's ability to repay an obligation ("asset-based lending")

o inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced ("loan flipping")

o engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

         On October 1, 2002, FRB regulations aimed at curbing such lending became effective. The rule significantly widens the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the act:

o interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities,

o    subordinate-lien  loans of 10 percentage points above Treasury  securities.
     and

o fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

         In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law -- which says loans shouldn't be made to people unable to repay them -- unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

         The Bank is unable at this time to determine the impact of these rule changes and potential state action in this area on its financial condition or results of operation.

         Prompt Corrective Action. The prompt corrective action regulation of the OTS, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings association that falls within certain undercapitalized capital categories specified in the regulation.

         The regulation establishes five categories of capital classification:

o        "well capitalized;"
o        "adequately capitalized;"
o        "undercapitalized;"
o        "significantly undercapitalized;" and
o        "critically undercapitalized."

         Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution's capital classification. At December 31, 2002, the Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

         In general, the prompt corrective action regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions may accept Brokered Deposits only with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll-over Brokered Deposits.

         If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized - without the express permission of the institution's primary regulator.

         Loans-to-One Borrower Limitations. Savings associations generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided:

o the purchase price of each single-family dwelling in the development does not exceed $500,000;
o the savings association is in compliance with its fully phased-in capital requirements;
o    the loans comply with applicable loan-to-value requirements; and
o the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

         At December 31, 2002, the Bank's loans-to-one-borrower limit was $6,567,000 based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2002, the Bank's largest single lending relationship had an outstanding balance of $5,200,000, and consisted of a loan secured by two office buildings in Reston, Virginia, and was performing in accordance with its terms.

         Qualified Thrift Lender Test. Savings associations must meet a QTL test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a "domestic building and loan association" the Code. Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage-related securities. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 2002, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

         Affiliate Transactions. Transactions between a savings association and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act and regulations adopted by the Federal Reserve. Affiliates of a savings association include, among other entities, the savings association's holding company and companies that are under common control with the savings association. In general, a savings association or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

o to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate; and

o to an amount equal to 20% of the association's capital and surplus, in the case of covered transactions with all affiliates.

         In addition, a savings association and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes: o a loan or extension of credit to an affiliate; o a purchase of investment securities issued by an affiliate; o a purchase of assets from an affiliate, with some exceptions; o the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or o the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

         In addition, under the OTS regulations:

o a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies;

o a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary;

o a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate;

o covered transactions and other specified transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

o with some exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

         Regulations generally exclude all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except for:

o    a financial subsidiary,

o    a subsidiary controlled by one or more affiliates,

o    an ESOP, or

o a subsidiary determined by the OTS or the Federal Reserve to be an affiliate.

         The regulations also require savings associations to make and retain records that reflect affiliate transactions in reasonable detail and provides that specified classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

         Capital Distribution Limitations. OTS regulations impose limitations upon all capital distributions by savings associations, like cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The OTS recently adopted an amendment to these capital distribution limitations. Under the new rule, a savings association in some circumstances may:

o be required to file an application and await approval from the OTS before it makes a capital distribution;

o    be required to file a notice 30 days before the capital distribution; or

o be permitted to make the capital distribution without notice or application to the OTS.

         The OTS regulations require a savings association to file an application if:

o it is not eligible for expedited treatment of its other applications under OTS regulations;

o the total amount of all of capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds its net income for that year to date plus retained net income for the preceding two years;

o it would not be at least adequately capitalized, under the prompt corrective action regulations of the OTS following the distribution; or

o the association's proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the savings association and the OTS, or the FDIC, or violate a condition imposed on the savings association in an OTS-approved application or notice.

         In addition, a savings association must give the OTS notice of a capital distribution if the savings association is not required to file an application, but:

o    would  not  be  well  capitalized   under  the  prompt   corrective  action
     regulations of the OTS following the distribution;

o the proposed capital distribution would reduce the amount of or retire any part of the savings association's common or preferred stock or retire any part of debt instruments like notes or debentures included in capital, other than regular payments required under a debt instrument approved by the OTS; or

o the savings association is a subsidiary of a savings and loan holding company.

         If neither the savings association nor the proposed capital distribution meets any of the above listed criteria, the OTS does not require the savings association to submit an application or give notice when making the proposed capital distribution. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.

         Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies as well as the Department of Justice taking enforcement actions. Based on an examination conducted November 24, 1997, the Bank received an outstanding rating.

         Effective January 1, 2002, the OTS raised the dollar amount limit in the definition of small business loans from $500,000 to $2.0 million, if used for commercial, corporate, business or agricultural purposes. Furthermore, the rule raises the aggregate level that a thrift can invest directly in community development funds, community centers and economic development initiatives in its communities from the greater of a quarter of one percent of total capital or $100,000 to one percent of total capital or $250,000.

         Federal Home Loan Bank System. The Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own capital stock in an FHLB in an amount equal to the greater of:

o 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or

o    5% of its FHLB advances or borrowings.

         At December 31, 2002, the Bank was in compliance with this requirement.

         The GLB Act made significant reforms to the FHLB system, including:

o Expanded Membership - (i) expands the uses for, and types of, collateral for advances; (ii) eliminates bias toward QTL lenders; and (iii) removes capital limits on advances using real estate related collateral (e.g., commercial real estate and home equity loans).

o New Capital Structure - each FHLB is allowed to establish two classes of stock: Class A is redeemable within six months of notice; and Class B is redeemable within five years notice. Class B is valued at 1.5 times the value of Class A stock. Each FHLB will be required to maintain minimum capital equal to 5% of equity. As of July 17, 2002, each FHLB, including our FHLB of Atlanta, received Federal Housing Finance Board approval of its capital plan. These plans must be implemented by July 1, 2004.

o Voluntary Membership - federally chartered savings associations, such as the Bank, are no longer required to be members of the system.

o REFCorp Payments - changes the amount paid by the system on debt incurred in connection with the thrift crisis in the late 1980s from a fixed amount to 20% of net earnings after deducting certain expenses.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2002, the Bank was in compliance with these requirements.

         Activities of Subsidiaries. A savings association seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through a subsidiary must provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in compliance with regulations and orders of the OTS. The OTS has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

Item 2.  Properties

         Bancorp owns its retail branch locations at 1917 West Street, Annapolis, Maryland 21401 and 413 Crain Highway, South-East, Glen Burnie, Maryland 21061. The Bank's executive office at 1919A West Street, Annapolis, Maryland 21401 (which also serves as a loan production office) is leased from HRE, a wholly owned subsidiary of Bancorp. HRE owns its office building at 1919 West Street, Annapolis, Maryland 21401.

         The Bank leases space for its accounting and loan servicing offices from a third party at 1927 West Street, Annapolis, Maryland 21401. Homeowner's Title, a subsidiary of the Bank, leases space at 1923 West Street, Annapolis, Maryland 21401 from a corporation of which Alan J. Hyatt, Bancorp's Chairman and Chief Executive Officer, is a principal, on a month-to-month basis. Current monthly rental paid by Homeowner's Title is $2,254.60.

Item 3.  Legal Proceedings

         There are no material pending legal proceedings to which Bancorp, the Bank or any subsidiary is a party or to which any of their property is subject.


Item 4.  Submission of Matters to a Vote of Security Holders

    None.

                                                       PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
                          Quarterly Stock Information*

                  2002                                                          2001
         ---------------------------                                   --------------------------
Quarter           Stock Price           Per Share                Quarter          Stock Price                    Per Share
                      Range              Dividend                           Range                                 Dividend
           Low                High                                                Low                 High
   1st   $  8.67           $ 11           $.06                         1st       $ 6.5            $ 8               $.046
   2nd      9.75             17            .06                         2nd         7.33             8                .046
   3rd     14.64             16.97         .06                         3rd         6.16             7.83             .046
   4th     14.75             16.15         .06                         4th         7                9                .046


         *Adjusted to give retroactive effect to a 3 for 1 stock split declared February 19, 2002.

         Common shares of Bancorp are traded on the National Association of Security Dealers Small Cap Market under the symbol "SVBI".

         Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016-3572, serves as the Transfer Agent and Registrar for Bancorp.

         Equity Compensation Plan Table.  See Part III, Item 11.

Item 6.  Selected Financial Data

    The following financial information is presented from the audited financial statements of Bancorp. The information is a summary and should be read in conjunction with management's Discussions and Analysis of Financial Condition and Results of Operations.


Summary Financial and Other Data


                                                                   at December 31,
                                                    2002        2001         2000        1999         1998
                                                    ----        ----         ----        ----         ----
                                                (dollars in thousands, except per share information)
Balance Sheet Data
Total assets                                   $ 458,415   $ 366,890    $ 293,230   $ 233,724    $ 220,417

Cash and cash equivalents                         18,660       6,038        1,007       2,430       12,896

Total loans, net                                 418,825     342,641      274,652     214,066      192,572

Securities available for sale                          -           -          858         812          891
Mortgage backed securities and securities

    held to maturity                               9,661       7,213        9,779      10,326        8,455


Nonperforming loans                                1,758       2,101        1,178         925        2,741
Real estate acquired through
foreclosure                                          224         312          312         672          104

Total nonperforming assets                         1,982       2,413        1,490       1,597        2,845


Deposits                                         377,925     286,918      229,312     186,204      175,341

Short-term borrowings                                  -      17,000       18,000       2,000        6,000

Notes payable                                     34,000      25,000       16,000      22,000       18,000

Total liabilities                                415,233     332,059      268,009     211,743      200,849



Stockholders equity                               43,181      34,831       25,221      21,981       19,567

Common shares outstanding *                    4,142,592   4,057,092    3,239,316   3,234,492    3,229,086

Book value per common shares *                      9.46        7.60         6.58        5.59         4.85

Other Data:
Number of:
   Full service retail banking
facilities                                             2           2            2           2            2
   Full-time equivalent employees                     69          67           66          63           63

* Retroactively adjusted to reflect three-for-one stock split declared February 19, 2002.

Summary of Operations


                                                              For the Year Ended December 31,
                                                  2002         2001        2000         1999        1998
                                                  ----         ----        ----         ----        ----
                                                       (dollars in thousands, except per share data)
Interest and dividend income                  33,402       29,489      24,271       20,047      17,927
Interest expense
                                              13,799       16,094      13,387       10,523      9,399
                                              ----------------------------------------------------------------
Net interest income
                                              19,603       13,395      10,884       9,524       8,528
Provision for loan losses
                                              670          708         591          504         552
                                              ----------------------------------------------------------------
Net interest income after provision for loan
losses                                        18,933       12,687      10,293       9,020       7,976
Noninterest income
                                              4,133        2,570       1,439        1,586       1,607
Noninterest expense
                                              8,447        6,588       5,348        5,477       5,433
                                              ----------------------------------------------------------------
Earnings before income tax provision
                                              14,619       8,669       6,384        5,129       4,150
Provision for income taxes
                                              5,671        3,413       2,439        2,002       1,612
                                              ----------------------------------------------------------------
Net income
                                              8,948        5,256       3,945        3,127       2,538
                                              ================================================================

Per Share Data:
Basic earnings per share *
                                              2.13         1.38        1.15         0.90        0.72
Diluted earnings per share *
                                              2.13         1.37        1.12         0.84        0.70
Weighted number of shares
  outstanding basic *                         4,092,188    3,647,451   3,237,888    3,230,940   3,226,545
Weighted number of shares
  outstanding diluted*                        4,103,223    3,683,346   3,330,915    3,450,831   3,316,992


* Retroactively adjusted to reflect three-for-one stock split declared February 19, 2002.

Key Operating Ratios

                                                        For the Year Ended December 31,
                                                2002       2001       2000       1999       1998
                                                ----       ----       ----       ----       ----
                                                             (dollars in thousands)
Performance Ratios:
Return on average assets                           2.14%      1.55%      1.47%      1.38%      1.30%
Return on average equity                          22.96%     17.55%     16.73%     14.91%     13.69%
Net interest margin                                4.86%      4.05%      4.17%      4.34%      4.50%
Interest rate spread                               4.59%      3.65%      3.75%      3.94%      4.09%
Noninterest expense to average assets              2.02%      1.95%      2.00%      2.43%      2.78%
Efficiency ratio                                  35.59%     41.27%     43.40%     49.30%     53.61%

Asset Quality Ratios:
Equity to Assets                                   9.42%      9.49%      8.60%      9.40%      8.88%
Nonperforming assets to total assets
    at end of period                               0.43%      0.66%      0.51%      0.68%      1.29%
Nonperforming loans to total gross
    loans at end of period                         0.36%      0.51%      0.36%      0.36%      1.21%
Allowance for loan losses to total
     gross loans at end of period                  0.81%      0.82%      0.83%      0.84%      0.87%
Allowance for loan losses to
     nonperforming loans at end of period        227.02%    159.59%    231.58%    232.11%     72.38%

Mortgage Origination and Servicing Data:

Mortgage loans originated or purchased          343,787        342,915    213,614    180,782    177,979
Mortgage loans sold                             100,535         60,302     36,869     37,706     44,211
Mortgage loans serviced for others               23,935         17,376     21,648     23,186     23,425
Capitalized value of mortgage
    servicing rights                                 19             26         33         39         49


                              Average Balance Sheet
Average Balance Sheet. The following table contains for the periods indicated information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.


                                                                 Years Ended December 31,
                     ------------------------------------------------------------------------------------------------------------
                     --------------------------------------------------------------------------------------------------------
                                   2002                                 2001                                2000
                    --------------------------------------------------------------------------------------------------------------
                       Average                              Average                             Average
                        Volume  Interest  Yield/Cost      Volume     Interest  Yield/Cost     Volume     Interest  Yield/Cost
                        ------  --------  ----------      ------     --------  ----------     ------     --------  ----------
                                                                 (dollars in thousands)
ASSETS
Loans (1)               $ 384,537  $ 32,723    8.51%     $ 313,798    $ 28,617      9.12%   $ 246,631  $ 23,320        9.46%
Investments (2)             7,339       362    4.93%         7,671         450      5.86%      10,879       651        5.98%
Mortgage-backed
  securities                1,346        54    4.00%           255          18      7.09%         299        21        7.06%
Other interest-
  earning assets (3)       10,123       263    2.60%         8,773         404      4.60%       3,427       279        8.13%
                       -------------------------------------------------------------------------------------------------------------
    Total interest-
      earning assets      403,345    33,402    8.28%       330,497      29,489      8.92%     261,236    24,271        9.29%

Non-interest earning
  assets                   13,979                            7,800                              6,651
                       ---------------                      ---------------                     ---------------
Total Assets            $ 417,324                        $ 338,297                          $ 267,887
                       ===============                      ===============                     ===============

LIABILITIES AND
STOCKHOLDERS' EQUITY
Savings and checking
  deposits              $ 138,961     3,485    2.51%        69,846       2,422      3.47%   $  49,694  $  2,309        4.65%
Certificates of
  deposits                198,613     8,815    4.44%       190,391      11,170      5.87%     159,482     9,158        5.74%
Borrowings                 36,500     1,499    4.11%        45,250       2,502      5.53%      32,667     1,920        5.88%
                       -------------------------------------------------------------------------------------------------------------
  Total interest-
    bearing liabilities   374,074    13,799    3.69%       305,487      16,094      5.27%     241,843    13,387        5.54%

Non-interest bearing
  liabilities               4,271                            2,866                              2,463

Stockholders' equity       38,979                           29,944                             23,581

                       ---------------                   ---------------                     ---------------
Total liabilities and
  stockholders'
  equity               $  417,324                         $338,297                          $ 267,887
                       ===============                   ===============                     ===============
Net interest income
  and Interest
  rate spread                      $ 19,603    4.59%                  $ 13,395      3.65%               $10,884        3.75%
                                   ========                         ===========                         =======
Net interest margin                            4.86%                                4.05%                              4.17%
Average interest-
  earning assets
  to average
  interest-bearing
  liabilities                                107.82%                              108.19%                            108.02%


(1) Non-accrual loans are included in the average balances and in the computation of yields.
(2) The Company does not have any tax exempt securities.
(3) Other interest earning assets includes interest bearing deposits in other banks, federal funds, and FHLB stock investments.

                                Rate Volume Table


                                          Year ended December 31, 2002             Year ended December 31, 2001
                                                       vs.                                     vs.
                                          Year ended December 31, 2001             Year ended December 31, 2000
                                        ----------------------------------      -----------------------------------
                                           Total       Changes Due to              Total        Changes Due to
                                                   -----------------------                  -----------------------
                                          Change   Volume (1)  Rate (1)            Change   Volume (1)  Rate (1)
                                          ------   ----------  --------            ------   ----------  --------
                                                                  (dollars in thousands)
Interest-earning assets
Loans                                    $   4,106  $   6,128  $ (2,022)         $   5,297   $   6,162  $   (865)
Investments                                    (88)       (18)      (70)              (201)       (188)      (13)
Mortgage-backed securities                      36         46       (10)                (3)         (3)        -
Other interest-earning assets                 (141)        55      (196)               125         287      (162)
                                        ----------------------------------      -----------------------------------
    Total interest income                $   3,913  $   6,211  $ (2,298)         $   5,218   $   6,258  $ (1,040)

Interest-bearing liabilities

Savings and checking deposits            $   1,063  $   1,867  $   (804)        $      113  $      791  $   (678)
Certificates of deposits                    (2,355)       463    (2,818)             2,012       1,803       209
Borrowings                                  (1,003)      (434)     (569)               582         701      (119)
                                        ----------------------------------      -----------------------------------
     Total interest expense              $  (2,295)  $  1,896  $ (4,191)         $   2,707   $   3,295  $   (588)
                                        ----------------------------------      -----------------------------------
Net change in interest income            $   6,208  $   4,315  $  1,893         $    2,511   $   2,963  $   (452)
                                        ==================================      ===================================




(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

         At December 31, 2002 total assets were $458,415,000 compared to $366,890,000 at December 31, 2001, which represents an increase of $91,525,000 or 24.9%. The following is a discussion of the significant fluctuations between the December 31, 2002 and 2001 balance sheets.

Loans

         Loans Held For Sale. At December 31, 2002 loans held for sale was $17,481,000 compared to $7,499,000 at December 31, 2001. This increase of $9,982,000 or 133% was caused by an a growth in the loan portfolio that was intended to be sold to investors due to the high volume of mortgage loans the Bank has been originating. Historically low interest rates have resulted in significant loan production by the Bank.

         Loans Receivable. Total net portfolio loans were $401,343,000 at December 31, 2002, an increase of $66,201,000 or 19.8% from $335,142,000 at
December 31, 2001. The increase in portfolio loans resulted from increases in loan demand, resulting from historically low interest rates, including permanent residential mortgage loans, residential construction mortgages and commercial mortgages.

         Federal Home Loan Bank of Atlanta Stock. Total Federal Home Loan Bank of Atlanta stock owned by Bancorp at December 31, 2002 was $1,900,000, which is $600,000 less, or 24% less, than the $2,500,000 of Federal Home Loan Bank of Atlanta stock owned as of December 31, 2001. This reduction in Federal Home Loan Bank of Atlanta stock is a result of the reduction in the amount of Federal Home Loan Bank advances that the Bank had outstanding as of December 31, 2002 compared to December 31, 2001, as the Bank is obligated to purchase Federal Home Loan Bank stock based upon the amount outstanding in advances at any given time.

         Premises and Equipment. Premises and equipment totaled $4,738,000 at December 31, 2002 compared to $4,642,000 at December 31, 2001. Although there was no material change in premises and equipment between December 31, 2002 and December 31, 2001, it is anticipated that premises and equipment will continue to increase beginning in 2003 as a result of the intention of HS West, LLC, a subsidiary of the Bank, to undertake the commencement of construction of an office building for use by Bancorp and its subsidiaries at West Gate Circle in Annapolis, Maryland.

Liabilities

         Deposits. Total deposits were $377,925,000 at December 31, 2002 compared to $286,918,000 at December 31, 2001. This represents an increase of $91,007,000 or 31.7%. The increase in deposits was used to fund loan growth. The Bank engaged in a strategy to increase its money market accounts, which increased $71,008,000 to $132,767,000 at December 31, 2002, representing an increase of 115%. The increase was a result of the continued implementation of a plan by the Bank to offer attractive rates on its short-term deposits as a match to its short-term assets, which are primarily in construction mortgage loans.

         FHLB Advances. FHLB advances were $34,000,000 at December 31, 2002 compared to $42,000,000 at December 31, 2001. This decrease of $8,000,000, or 19%, was due to the emphasis on the Bank to rely upon retail deposits to support the growth of its loan portfolio.

         Stockholders' Equity. Total stockholders' equity was $43,181,000 as of December 31, 2002, which compared to $34,831,000 as of December 31, 2001. This is an increase of $8,350,000 or 24%. The increase in stockholders' equity resulted primarily from net income.

Comparison of Results of Operation for the Years Ended December 31, 2002 and
2001.

         General. Bancorp's net income for the year ended December 31, 2002 was $8,948,000 or $2.13 per share, diluted, compared to $5,256,000 or $1.37 per share, diluted, for the year ended December 31, 2001. This increase of $3,692,000 or 70% was primarily the result of increases in loan origination volume and the increase in interest income coupled with a reduction in the cost of deposits and the maintenance of relatively low non-interest expenses.

         Net Interest Income. Net interest income (interest earned net of interest charges) totaled $19,603,000 for the year ended December 31, 2002, as compared to $13,395,000 for the year ended December 31, 2001, or an increase of $6,208,000 or 46.3%. The change was due to the growth in the loan portfolio and the reduction on the interest on deposits. The net interest margin increased to 4.86% at December 31, 2002 from 4.05% at December 31, 2001. The Bank's net interest margin increased over the past year because interest rates paid on the Bank's deposits have fallen faster than the interest rates earned on the Bank's assets. This is due to the historically low interest rate environment. The cost of the Bank's liabilities have gone down as a result of the historically low interest rates and because of the less expensive costs of money market deposits which the Bank has continued to promote.

         Provision for Loan Losses. Bancorp's loan portfolio is subject to varying degrees of credit risk and an allowance for loan losses is maintained to absorb losses inherent in its loan portfolio. Credit risk includes, but is not limited to, the potential for borrower default and the failure of collateral to be worth what Bancorp determined it was worth at the time of the granting of the loan. The Bank monitors its loan portfolio at least as often as quarterly and its loan delinquencies at least as often as monthly. All loans that are delinquent and all loans within the various categories of the Bank's portfolio as a group are tabulated. The Bank's Board, with the advice and recommendation of the Bank's delinquency committee, estimates an allowance to be set aside for loan losses. Included in determining the calculation are such factors as the inherent risk contained within the portfolio after considering the state of the general economy, economic trends, consideration of particular risks inherent in different kinds of lending and consideration of known information that may affect loan collectibility. An increase in the loan loss provision from the beginning of the period to the end of a period would have come about after an analysis of the aforementioned factors and applying that rationale to the total portfolio.

         The greater the construction, commercial and higher loan-to-value loans that are contained in the portfolio, the greater will be the allowance for loan losses. Changes in estimation methods may take place based upon the status of the economy and the estimate of the value of collateral and, as a result, the allowance may increase or decrease. The Bank believes that some portions of its loan portfolio have greater actual risk and, in other areas, there is greater inherent risk. The loan loss allowance has increased when the Board believes trends are negative and contributions to the allowance have decreased when trends are more positive. Management believes that the allowance for loan losses is adequate.

         As of December 31, 2002, the total allowance for loan losses was $3,991,000 as compared to $3,353,000 as of December 31, 2001, which is an increase of $638,000 or 19%, as a result of the current year's provision reduced slightly by a minimal amount of charge offs incurred. During the year ended December 31, 2002, the provision for loan losses was $670,000 compared to $709,000 for the year ended December 31, 2001. This reduction of $39,000 or 5.5%, was a result of Management's determination that the provision for loan losses was, more or less, appropriate for the level of inherent risk in its portfolio as compared to the year ended December 31, 2001.

         Other Income and Non Interest Expense. Gain on sale of loans was $1,264,000 for the year ended December 31, 2002 compared to $983,000 for the year ended December 31, 2001. This increase of $281,000, or 28.6%, was a result of an increasing volume of loan originations due to the continued low interest rate environment that resulted in the continuing refinance of residential mortgages. If interest rates increase in the future, it is likely that loan originations will decrease, which will further result in a reduction on the gain of the sale of loans. There is the potential that loan originations may decrease as a result of competition, increases in interest rates or a loss of the Bank's experienced personnel in loan origination. If there is a reduction in loan originations, that will also cause a reduction in mortgage processing fees.

         Real estate commissions and real estate management fees for the year ended December 31, 2002 were $1,237,000 and $383,000, respectively, as compared to December 31, 2001 when real estate commissions and real estate management fees were $499,000 and $213,000, respectively. These increases aggregating $908,000 or 128%, resulted in the fact that Bancorp acquired Hyatt Real Estate in June 2001, so only one half of the year's commissions and fees were earned as a subsidiary of Bancorp in 2001. Hyatt Real Estate was a wholly owned subsidiary of Bancorp for all of 2002. There is no assurance that such commissions and fees will continue to be generated in the future.

         Mortgage processing and servicing fees for the year ended December 31, 2002 were $724,000 compared to $607,000 for the year ended December 31, 2001. This increase of $117,000 or 19.3% was a result of a growth in the loan portfolio.

         Compensation and related expenses totaled $6,065,000 for the year ended December 31, 2002 compared to $4,572,000 for the year ended December 31, 2001, or an increase of 32.7%. The increase during 2002 was primarily attributable to the increase in operations in staffing as well as compensation levels at the Bank generated by a growth in the loan portfolio, and increases in commissions at Hyatt Real Estate.

         Other non-interest expense totaled $1,883,000 for the year ended December 31, 2002 compared to $1,520,000 for the year ended December 31, 2001 or an increase of $363,000 or 23.9%. Other non-interest expense consists primarily of office and computer supplies, mail expenses, telephone and other expenses. The increase in these expenses during 2002 was also attributable to the increase in operations caused by a growth in the loan portfolio and expenses related to the registration of Bancorp's shares with the Securities and Exchange Commission.

         Income taxes for the year ended December 31, 2002 were $5,671,000 compared to $3,413,000 for the year ended December 31, 2001. This increase of $2,258,000 or 66.2% was a result of an increase in income before income tax provision to $14,619,000 for the year ended December 31, 2002 compared to $8,669,000 for the year ended December 31, 2001, being an increase of $5,950,000 or 68.6%. The effective tax rate for the years ended December 31, 2002 and 2001 were 38.79% and 39.37% respectively.

         Liquidity and Capital Resources. Bancorp's liquidity is determined by its ability to raise funds through loan payments, maturing investments, deposits, borrowed funds, capital, or the sale of loans. Based on the internal and external sources available, Bancorp's liquidity position exceeded anticipated short-term and long-term needs at December 31, 2002. Core deposits, considered to be stable funding sources and defined to include all deposits except time deposits of $100,000 or more, equaled 87% of total deposits at December 31, 2002. The Bank's experience is that a substantial portion of certificates of deposit will renew at time of maturity and will remain on deposit with the bank. Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

         In addition to its ability to generate deposits, Bancorp has external sources of funds which may be drawn upon, when desired. The primary source of external liquidity is an available line of credit equal to 25% of the Bank's assets with the Federal Home Loan Bank of Atlanta. The available line of credit with the Federal Home Loan Bank of Atlanta was $114,000,000 at December 31, 2002, of which $34,000,000 was outstanding at that time.

         In assessing its liquidity the management of Bancorp considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that Bancorp may take advantage of business opportunities. As of December 31, 2002 Bancorp had $24,771,785 outstanding in loan commitments, which Bancorp expects to fund from the sources of liquidity described above. This amount does not include undisbursed lines of credit, home equity loans and standby letters of credit, in the aggregate amount of $37,076,245, which Bancorp anticipates it will be able to fund, if required, from these liquidity sources in the regular course of business.

         In addition to the foregoing, the payment of dividends is a use of cash and the proceeds from the exercise of stock options and warrants is a source of cash. Neither of these is expected to have a material effect on liquidity.

         Comparison of Operating Results for the Years Ended December 31, 2001 and 2000

General.
         Bancorp's net income for the year ended December 31, 2001 was $5,256,000 or $1.37 per share, diluted, compared to $3,945,000 or $1.12 per share, diluted, for the year ended December 31, 2000. The increase of $1,311,000 or 33.2% was primarily the result of increases in loan origination volume and the increase in interest income.

         Net Interest Income
         Net interest income (interest earned net of interest charges) totaled $13,395,000 for the year ended December 31, 2001, as compared to $10,884,000 for the year ended December 31, 2000, or an increase of $2,511,000 or 23%. The change was primarily due to growth in the loan portfolio. The net interest margin decreased to 4.05% at December 31, 2001 from 4.17% at December 31, 2000. The Bank's net interest margin has decreased slightly over the last three years because interest rates earned on the Bank's assets have fallen faster than its cost of funds. This is due, in part, to the need for the Bank to offer competitive rates on its loan products. The Bank's liabilities have re-priced less quickly then its assets because during this period there have been large amounts of refinancings while the Bank has relied upon fixed term certificates of deposit to fund its lending activities. The net interest margin has increased since the end of 2001.

         Provision for Loan Losses
         Bancorp's loan portfolio is subject to varying degrees of credit risk and an allowance for loan losses is maintained to absorb losses inherent in its loan portfolio. Credit risk includes, but is not limited to, the potential for borrower default and the failure of collateral to be worth what Bancorp determined it was worth at the time of the granting of the loan. The Bank monitors its loan portfolio at least as often as quarterly and its loan delinquencies at least as often as monthly. All loans that are delinquent and all loans within the various categories of the Bank's portfolio as a group are tabulated. The Bank's Board, with the advice and recommendation of the Bank's delinquency committee, estimates an allowance to be set aside for loan losses. Included in determining the calculation are such factors as the inherent risk contained within the portfolio after considering the state of the general economy, economic trends, consideration of particular risks inherent in different kinds of lending and consideration of known information that may affect loan collectibility. An increase in the loan loss provision from the beginning of the period to the end of a period would have come about after an analysis of the aforementioned factors and applying that rationale to the total portfolio.

         The greater the construction, commercial and higher loan-to-value loans that are contained in the portfolio, the greater will be the allowance for loan losses. Changes in estimation methods may take place based upon the status of the economy and the estimate of the value of collateral and, as a result, the allowance may increase or decrease. The Bank believes that some portions of its loan portfolio have greater actual risk and, in other areas, there is greater inherent risk. The loan loss allowance has increased when the Board believes trends are negative and contributions to the allowance have decreased when trends are more positive. Management believes that the allowance for loan losses is adequate.

         During the year ended December 31, 2001, the provision for loan losses was $709,000 compared to $591,000 for the year ended December 31, 2000. This increase of $118,000 or 19.9%, was a result of increases in loans contained in the loan portfolio that Management determined contained a greater inherent risk than in the prior year, and as a result of an increase in nonperforming loans as of December 31, 2001 compared to December 31, 2000. As of December 31, 2001 the allowance for loan losses was $3,353,000 compared to $2,728,000 as of December 31, 2000 which is an increase of $625,000 or 22.9%.

         Other Income and Non Interest Expense
         Gain on sale of loans was $983,000 for the year ended December 31, 2001 compared to $610,000 for the year ended December 31, 2000. The increase of $373,000 or 61.1% was a result of increased loan originations primarily from a lower interest rate environment which resulted in significant residential mortgage loan refinancings. Should loan originations decrease in the future, gain on sale of loans will also likely decrease. Loan originations may decrease as a result of greater competition, increases in general interest rates or a loss of personnel experienced in loan origination. A reduction in loan originations will also cause a reduction in mortgage processing fees.

         Real estate commissions and real estate management fees for the year ended December 31, 2001 were $499,000 and $213,000, respectively. These were earned as a result of the acquisition of Hyatt Real Estate in 2001.

         Mortgage processing and servicing fees for the year ended December 31, 2001 were $607,000 compared to $384,000 for the year ended December 31, 2000. This increase of $223,000 or 58.1% was a result of increase in loan originations.

         Compensation and related expenses totaled $4,572,000 for the year ended December 31, 2001 compared to $3,552,000 for the year ended December 31, 2000, or an increase of $1,020,000 or 28.7%. The increase during 2001 was primarily attributable to the increase in operations and staffing and compensation levels of the Bank caused by the increase in loan production.

         Other non-interest expense totaled $1,520,000 for the year ended December 31, 2001 compared to $1,337,000 for the year ended December 31, 2000 or an increase of $183,000 or 13.7%. Other non-interest expense consists primarily of office and computer supplies, mail expenses, telephone and other expenses. The increase during 2001 was primarily attributable to the increase in operations caused by an increase in loan production.

         Income taxes for the year ended December 31, 2001 were $3,413,000 compared to $2,439,000 for the year ended December 31, 2000. This increase of $974,000 or 39.9% was a result of an increase in income before income tax provision to $8,669,000 for the year ended December 31, 2001 compared to $6,384,000 for the year ended December 31, 2000, being an increase of $2,285,000 or 35.8%. The effective tax rate for the years ended December 31, 2001 and 2000 were 39.37% and 38.2%, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Qualitative Information About Market Risk. The principal objective of Bancorp's interest rate risk management is to evaluate the interest rate risk included in balance sheet accounts, determine the level of risks appropriate given Bancorp's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Bancorp's interest rate risk management policy. Through this management, Bancorp seeks to reduce the vulnerability of its operations to changes in interest rates. The Board of Directors of Bancorp is responsible for reviewing assets/liability policies and interest rate risk position. The Board of Directors reviews the interest rate risk position on a quarterly basis. In connection with this review, the Board of Directors evaluates Bancorp's business activities and strategies, the effect of those strategies on Bancorp's net interest margin and the effect that changes in interest rates will have on Bancorp's loan portfolio. Continuous movement of interest rates is certain, however, the extent and timing of these movements is not always predictable. Any movement in interest rates has an effect on Bancorp's profitability. Bancorp faces the risk that rising interest rates could cause the cost of interest bearing liabilities, such as deposits and borrowings, to rise faster than the yield on interest earning assets, such as loans and investments. Bancorp's interest rate spread and interest rate margin may be negatively impacted in a declining interest rate environment even though Bancorp generally borrows at short-term interest rates and lends at longer-term interest rates. This is because loans and other interest earning assets may be prepaid and replaced with lower yielding assets before the supporting interest bearing liabilities reprice downward. Bancorp's interest rate margin may also be negatively impacted in a flat or inverse-yield curve environment. Mortgage origination activity tends to increase when interest rates trend lower and decrease when interest rates rise.

         Bancorp's primary strategy to control interest rate risk is to sell substantially all long term fixed rate loans in the secondary market. To further control interest rate risk related to its loan servicing portfolio, Bancorp originates a substantial amount of construction loans that typically have terms of one year or less. The turnover in construction loan portfolio assists Bancorp in maintaining a reasonable level of interest rate risk.

         Quantitative Information About Market Risk. The primary market risk facing Bancorp is interest rate risk. From an enterprise prospective, Bancorp manages this risk by striving to balance its loan origination activities with the interest rate market. Bancorp attempts to maintain a substantial portion of its loan portfolio in short-term loans such as construction loans. This has proven to be an effective hedge against rapid increases in interest rates as the construction loan portfolio reprices rapidly.

         The matching of maturity or repricing of interest earning assets and interest bearing liabilities may be analyzed by examining the extent to which these assets and liabilities are interest rate sensitive and by monitoring the Bank's interest rate sensitivity gap. An interest earning asset or interest bearing liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. The difference between rate sensitive assets and rate sensitive liabilities represents the Bank's interest sensitivity gap.

         Exposure to interest rate risk is actively monitored by Bancorp's management. Its objective is to maintain a consistent level of profitability within acceptable risk tolerances across a board range of potential interest rate environments. Bancorp uses the OTS Net Portfolio Value (NPV) model to monitor its exposure to interest rate risk, which calculates changes in NPV. The following table represents Bancorp's NPV at December 31, 2002. The NPV was calculated by the OTS, based upon information provided to the OTS.


             INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)
Change                              Net Portfolio Value                         NPV as % of PV of Assets
In Rates          $ Amount         $ Change      % Change              NPV Ratio      Change
--------          --------         --------       --------             ---------      ------
                                         (dollars are in thousands)
+300 bp           55,207            -  6,433         -10%                 11.78%        -  90 bp
+200 bp           55,574            -  3,066         - 5%                 12.33%        -  36 bp
+100 bp           60,938            -    702         - 1%                 12.67%        -   2 bp
   0 bp           61,640                                                  12.68%
-100 bp           61,498            -    142           0%                 12.53%        -  15 bp
-200 bp             ---                    0           0%                  0.00%            0 bp
-300 bp             ---                    0           0%                  0.00%            0 bp




                                                                   12/31/2002        09/30/2002     12/31/2001
                                                                   ----------        ----------     ----------
RISK MEASURES:  FOR GIVE RATE SHOCK

Pre-Shock NPV Ratio: NPV as % of PV of Assets . . . .                12.68%            12.77%            10.87%
Post-Shock NPV Ratio . . . . . . . . . . . . . . .  .                12.33%            12.55%             9.39%
Sensitivity Measure: Decline in NPV Ratio . . . . . .                 36 bp              23 bp           148 bp
TB 13a Level of Risk . . . . . . . . . . . . . . .  .                Minimal            Minimal          Minimal


Note: Calculations of 2/21/2003 using CMR data edited 02/11/2003. CMR Report filing required. For this quarter, the Sensitivity Measure is defined as the decline in the pre-shock NPV ratio caused by a 100 basis point decrease of a 200 basis point increase in interest rates, whichever produced the larger decline.

Due to the abnormally low prevailing interest rate environment, this report no longer provides NPV estimates for changes in interest rates of -400 or +400 basis points (beginning with the March 1999 cycle), -300 basis points (beginning with the September 2001 Cycle), and -200 basis points (beginning with the December 2001 cycle).


Item 8.  Financial Statements and Supplementary Data


    Financial statements and supplementary data are included herein at pages F1 through F36.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    None.
                               PART III

Item 10.  Directors and Executive Officers of the Registrant

    Reference is made to the section captioned "The Severn Bancorp, Inc. Annual Meeting-Election of Directors" in Bancorp's Proxy Statement dated March 27, 2003 for the information required by this Item, which is hereby incorporated by reference.

Item 11.  Executive Compensation

    Reference is made to the section captioned "The Severn Bancorp, Inc. Annual Meeting-Executive Officer Compensation" in Bancorp's Proxy Statement dated March 27, 2003 for the information required by this Item, which is hereby incorporated by reference.

The following table details information regarding Bancorp's existing equity compensation plans as of December 31, 2002:


                                                                                                       (c)
                                       --------------------------                             Number of securities
                                                                                             remaining available for
                                                                             (b)              future issuance under
                                                  (a)                 Weighted-average         equity compensation
                                        Number of securities to       exercise price of         plans (excluding
            Plan Category               be issued upon exercise     outstanding options,     securities reflected in
                                        of outstanding options,      warrants and rights           column (a))
                                          warrants and rights
--------------------------------------
Equity compensation plans approved
by security holders.................             18,000                      5.50                     70,500
Equity compensation plans not
approved by security holders........                  0                       0                            0
Total...............................             18,000                      5.50                     70,500



Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Reference is made to the section captioned "The Severn Bancorp, Inc. Annual Meeting-Securities Ownership of Certain Beneficial Owners in Bancorp's Proxy Statement dated March 27, 2003 for the information required by this Item which is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

    Reference is made to the section captioned "The Severn Bancorp, Inc. Annual Meeting-Transactions with Certain Related Persons" in Bancorp's Proxy Statement dated March 27, 2003 for the information required by this Item, which is hereby incorporated by reference.

Item 14.  Controls and Procedures

Quarterly evaluation of Bancorp's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, Bancorp evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Limitations on the Effectiveness of Controls. Bancorp's management, including the CEO and CFO, does not expect that its Disclosure Controls or its "internal controls and procedures for financial reporting" ("Internal Controls" ) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Bancorp have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to Bancorp during the period when its periodic reports are being prepared.

In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.  Principal Accounting Fees and Services

    New SEC rules require the following information be set forth in a company's proxy statement (with such disclosure being incorporated by reference into Part III of Bancorp's Form 10-K) or separately stated in the Form 10-K if the definitive proxy statement containing the disclosure is not filed with the SEC within 120 days of the end of Bancorp's latest fiscal year reported in the Form 10-K: (1) disclosure related to audit fees, audit-related fees, tax fees and all other fees for the two most recent fiscal years (additionally, other than for the audit category, a description in qualitative terms, of the types of services provided under the remaining three categories); (2) disclosure related to audit committee's pre-approval policies and procedures and the percentage of services described in each of the audit-related fees, tax fees and all other fees categories that were approved by the audit committee. (Additionally, to the extent that the audit committee has applied the "de minimis" exception, the issuer must disclose the percentage of total fees paid to the independent accountant where the "de minimis" exception was used. This information should be provided by category.); and (3) if greater than 50%, disclosure regarding the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees. Reference is made to the section captioned "Relationship with Independent Auditors, Audit Fees" in Bancorp's Proxy Statement dated March 27, 2003 for the information required by this Item, which is hereby incorporated by reference.


                                     PART IV

Item 16.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

     (a) The following financial statements of Bancorp and its wholly owned subsidiaries are filed as part of this report:

                  1.  Financial Statements

o    CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2002 AND DECEMBER 31, 2001
o CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
o CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
o CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000.
o    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS PAGES F2 - F36
o    REPORT OF ANDERSON ASSOCIATES, LLP, INDEPENDENT AUDITORS PAGE F1.

             2.         Financial Statement Schedules

             All financial statement schedules have been omitted, as required information is either inapplicable or included in the consolidated financial statements or related notes.

             3.       Exhibits

             The following exhibits are filed as part of this report:

Exhibit No.             Description of Exhibit
-----------             ----------------------


3.1                   Articles of Incorporation of Severn Bancorp, Inc. (1)

3.2                   Bylaws of Severn Bancorp, Inc.

10.5                  Employee Stock Ownership Plan (1)

23                    Consent of Auditors

---------------------------------
    (1) Incorporated by reference to Exhibit bearing the same number in Bancorp's Registration Statement of Form 10 filed with the Securities and Exchange Commission on June 7, 2002

(b) There were no reports on Form 8-K filed for the period January 1, 2002 through December 31, 2002.

The Securities and Exchange Commission maintains a Web sit that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission including Bancorp. That address is http://www.sec.gov.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SEVERN BANCORP, INC.

March 20, 2003                        /s/ ALAN J. HYATT
                                          Alan J. Hyatt
                                       Chairman of the Board,
                                              and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 20, 2003                                /s/ ALAN J. HYATT
                                               Alan J. Hyatt
                                             Chairman of the Board,
                                         President, Chief Executive Officer
                                                  and Director

March 20, 2003                          /s/ MELVIN HYATT
                                        Melvin Hyatt, Director

March 20, 2003                          /s/ S. SCOTT KIRKLEY
                                        S. Scott Kirkley, Director

March 20, 2003                          /s/ MELVIN E. MEEKINS, JR.,
                                        Melvin E. Meekins, Jr., Director

March 20, 2003                          /s/ RONALD P. PENNINGTON
                                        Ronald P. Pennington, Director

March 20, 2003                          /s/ T. THEODORE SCHULTZ
                                        T. Theodore Schultz, Director

March 20, 2003                          /s/ DIMITRI SFAKIYANUDIS
                                        Dimitri Sfakiyanudis, Director

March 20, 2003                          /s/ LOUIS DIPASQUALE
                                        Louis DiPasquale, Jr., Director


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

Date: March 20, 2003                /s/ ALAN J. HYATT
                                   Alan J. Hyatt, President, Chief Executive
                                   Officer and Chairman of the Board
                                   (Principal Executive Officer)

Date:  March 20, 2003               /s/ CECELIA LOWMAN
                                   Cecelia Lowman, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, Alan J. Hyatt, President, CEO and Chairman of the Board, certify that:

1. I have reviewed this annual report on Form 10-K of Severn Bancorp, Inc. (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 20, 2003                 /s/ ALAN J. HYATT
                                    By: Alan J. Hyatt, Chief Executive Officer
                                    and Chairman of the Board
                                    (Principal Executive Officer)

                                  CERTIFICATION

I, Cecelia Lowman, Chief Financial Officer of Severn Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Severn Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 20, 2003            /s/ CELCELIA LOWMAN
                                  Cecelia Lowman, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         This certification is intended to accompany the Annual Report of Severn Bancorp, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and is given solely for the purpose of satisfying the requirements of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The undersigned, in my capacity as set forth below, hereby certifies that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/
Chief Financial Officer                      Date:  March 20, 2003

                 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         This certification is intended to accompany the Annual Report of Severn Bancorp, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and is given solely for the purpose of satisfying the requirements of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The undersigned, in my capacity as set forth below, hereby certifies that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/
Chief Executive Officer                          Date:  March 20, 2003

                        INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
Severn Bancorp, Inc.
Annapolis, Maryland

      We have audited the accompanying statements of consolidated financial condition of Severn Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Severn Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of its operations and cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


February 28, 2003
Baltimore, Maryland

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                          December 31,
                                                                                       2002                2001
                                                                                       ----                ----

           ASSETS
Cash                                                                               $    3,756,640       $    1,030,867
Interest bearing deposits in other banks                                                4,190,768            1,058,692
Federal funds                                                                          10,712,827            3,948,900
Investment securities, held to maturity                                                 4,000,000            7,000,958
Mortgage backed securities held to maturity                                             5,661,304              212,021
Loans held for sale, net of unrealized loss of
 $ -0- in 2002 and 2001                                                                17,481,301            7,498,934
Loans receivable, net                                                                 401,343,360          335,142,276
Accrued interest receivable - loans                                                     2,465,187            2,094,588
                                             - mortgage backed
                                                  securities                               22,327                1,330
                                             - investments                                 61,911              100,895
Foreclosed real estate, net                                                               223,911              312,118
Premises and equipment, at cost, less
 accumulated depreciation                                                               4,737,936            4,642,481
Mortgage servicing rights                                                                  19,340               25,940
Federal Home Loan Bank of Atlanta stock
 at cost                                                                                1,900,000            2,500,000
Deferred income taxes                                                                   1,090,356              813,486
Income taxes receivable                                                                   164,255                  950
Prepaid expenses and other assets                                                         249,517              172,082
Goodwill                                                                                  333,569              333,569
                                                                                  ---------------       --------------

Total assets                                                                         $458,414,509         $366,890,087
                                                                                       ==========           ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.









                                      F-2a

                                                                                          December 31,
                                                                                      2002                2001
                                                                                      ----                ----
        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits                                                                          $377,925,041         $286,917,568
   Outstanding checks in excess of bank balance                                        -                       798,088
   Federal Home Loan Bank of Atlanta advances                                          34,000,000           42,000,000
   Advance payments by borrowers for expenses                                           1,049,408            1,007,068
   Income taxes payable                                                                   464,937              174,529
   Accounts payable and accrued expenses                                                1,793,746            1,161,952
                                                                                    -------------        -------------
Total liabilities                                                                     415,233,132          332,059,205

   Commitments - (Notes 4 and 5)

Stockholders' Equity
   Non-cumulative preferred stock $1.00 par value, Series A 500,000 shares authorized; 200,002 issued
    and outstanding in 2002 and 2001                                                      200,002              200,002
   Additional paid-in capital                                                           3,800,038            3,800,038
   Common stock, $.01 par value, 20,000,000 shares
    authorized; 4,142,592 and 1,352,364 issued and
    outstanding in 2002 and 2001, respectively                                             41,426               13,524
   Additional paid-in capital                                                          11,425,910           10,816,887
   Retained earnings (substantially restricted)                                        27,714,001           20,000,431
                                                                                     ------------         ------------
Total stockholders' equity                                                             43,181,377           34,830,882
                                                                                     ------------         ------------

Total liabilities and stockholders' equity                                           $458,414,509         $366,890,087
                                                                                       ==========           ==========














                                      F-2b

                              SEVERN BANCORP, INC.
                                AND SUBSIDIARIES
                              Annapolis, Maryland
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For Years Ended December 31,
                                                                 ----------------------------------------------------
                                                                      2002               2001               2000
                                                                      ----               ----               ----
Interest Income
   Interest on loans                                                 $32,722,911        $28,617,342        $23,320,153
   Interest on securities available for sale                          -                      43,809             42,988
   Interest on securities held to maturity                               361,908            406,117            607,713
   Interest on mortgage backed securities                                 53,808             18,042             21,107
   Other interest income                                                 263,372            403,914            278,703
                                                                    ------------       ------------       ------------
      Total interest income                                           33,401,999         29,489,224         24,270,664

Interest Expense
   Interest on deposits                                               12,300,081         13,591,440         11,466,359
   Interest on short term borrowings                                     155,249          1,178,202            834,298
   Interest on long term borrowings                                    1,343,947          1,324,368          1,085,767
                                                                     -----------        -----------        -----------
      Total interest expense                                          13,799,277         16,094,010         13,386,424
                                                                      ----------         ----------         ----------

      Net interest income                                             19,602,722         13,395,214         10,884,240
Provision for loan losses                                                670,000            708,669            591,000
                                                                    ------------       ------------       ------------
      Net interest income after provision
        for loan losses                                               18,932,722         12,686,545         10,293,240

Other Income
   Loss on sale of investments                                         -                   (145,529)          -
   Gain on sale of loans                                               1,263,736            982,778            609,644
   Real estate commissions                                             1,236,973            499,256           -
   Real estate management fees                                           383,117            213,102           -
   Unrealized loss on loans held for sale                              -                  -                    (26,455)
   Mortgage processing and servicing fees                                723,702            606,587            384,288
   All other income                                                      525,157            414,089            471,133
                                                                    ------------       ------------       ------------
      Net other income                                                 4,132,685          2,570,283          1,438,610

Non-Interest Expenses
   Compensation and related expenses                                   6,064,850          4,572,101          3,552,266
   Occupancy                                                             487,891            465,628            443,352
   Net expense of foreclosed real estate                                  11,053             30,786             14,685
   Other                                                               1,882,839          1,519,537          1,337,417
                                                                     -----------        -----------       ------------
      Total non-interest expenses                                      8,446,633          6,588,052          5,347,720
                                                                     -----------        -----------       ------------

Income before income tax provision                                    14,618,774          8,668,776          6,384,130
Income tax provision                                                   5,670,554          3,413,206          2,438,989
                                                                     -----------        -----------       ------------

      Net income                                                    $  8,948,220       $  5,255,570      $   3,945,141
                                                                       =========          =========          =========
Basic earnings per common share                                     $       2.13       $       1.38      $        1.15
                                                                       =========          =========          =========
Diluted earnings per common share                                   $       2.13       $       1.37      $        1.12
                                                                       =========          =========          =========



The accompanying notes to consolidated financial statements are an integral part of these statements.
                                       F-3


                                                    SEVERN BANCORP, INC. AND SUBSIDIARIES
                                                             Annapolis, Maryland

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 Non-Cumulative     Additional              Additional               Accumulated         Total
                                 Preferred Stock      Paid-In   Common       Paid-In     Retained   Comprehensive     Stockholders'
                                     Series A          Capital   Stock       Capital     Earnings    Income (Loss)       Equity
Balance - January 1, 2000           $200,002        $3,691,787    $10,782   $5,693,546  $12,500,240        $(115,368)  $21,980,989
Comprehensive Income
   Net income                                                                             3,945,141
   Unrealized holding gains on
    available for sale securities
    net of taxes to $17,909                                                                               28,465
   Total comprehensive income                                                                                            3,973,606
Exercise of 1,200 options                  -                 -         12       19,788            -           -             19,800
Exercise of 410 warrants                   -                 -          4        6,966            -           -              6,970
Dividends on preferred stock
($1.80 per share)                          -                 -          -            -     (360,004)          -           (360,004)
Tax effect of preferred
      stock dividends                      -                 -          -            -      139,033           -            139,033
Dividends on common stock
   ($.50 per share)                        -                 -          -            -     (539,760)          -           (539,760)
                             ---------------   ------------------------------------------   ----------------        ----------------
Balance - December 31, 2000          200,002         3,691,787     10,798    5,720,300   15,684,650      (86,903)       25,220,634

Comprehensive Income
   Net income                                                                             5,255,570
   Reclassification for gains
    included in net income
    net of taxes to $54,162                                                                              86,903
   Total comprehensive income                                                                                            5,342,473
Exercise of 13,000 options                 -                 -        130      214,370            -           -            214,500
Exercise of 199,592 warrants               -           108,251      1,996    3,282,817            -           -          3,393,064
Issuance of 60,000 shares of
     common stock                          -                 -        600    1,599,400            -           -          1,600,000
Dividends on preferred stock
     ($1.80 per share)                     -                 -          -            -     (360,004)          -           (360,004)
Tax effect of preferred
     stock dividends                       -                 -          -            -      139,033           -            139,033
Dividends on common stock
     ($.56 per share)                      -                 -          -            -     (718,818)          -           (718,818)
                             ---------------   ------------------------------------------   ----------------   ---------------------

Balance - December 31, 2001          200,002         3,800,038     13,524   10,816,887    20,000,431          -         34,830,882

Net income                                 -                 -          -            -    8,948,220           -          8,948,220
Three-for-one stock split                  -                 -     27,047            -      (27,047)          -                  -
Exercise of 85,500 options                 -                 -        855      479,295            -           -            480,150
Tax benefit of exercised options           -                 -          -      129,728            -           -            129,728
Dividends on preferred stock
     ($1.80 per share)                     -                 -          -            -     (360,004)          -           (360,004)
Tax effect of preferred
     stock dividends                       -                 -          -            -      139,032           -            139,032
Dividends on common stock
     ($.24 per share)                      -                 -          -            -     (986,631)          -           (986,631)
                             ---------------   ------------------------------------------   ----------------   ---------------------

Balance - December 31, 2002         $200,002        $3,800,038    $41,426  $11,425,910  $27,714,001  $        -        $43,181,377
                                      ======          ========      =====    =========    =========      ======          =========


The accompanying notes to consolidated financial statements are an integral part of these statements.



                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For Years Ended  December 31,

                                                                        2002              2001                  2000
                                                                        ----              ----                  ----
Operating Activities
    Net income                                                      $    8,948,220     $    5,255,570         $   3,945,141
    Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities        _
       Amortization of deferred loan fees                               (2,122,685)        (1,530,021)           (1,019,118)
       Loan fees deferred                                                2,640,109          1,554,151             1,322,452
       Accretion of discount on mortgages                                   (7,674)            (8,736)               (6,875)
       Amortization of premium on investment
        securities                                                           1,276              2,187                 7,612
       Accretion of discount on investment securities                         (318)            (1,358)               (2,575)
       Amortization of premium on mortgage backed
        securities                                                           2,895           -                   -
       Accretion of discount on mortgage backed
        securities                                                            (161)              (161)                 (161)
       Provision for loan losses                                           670,000            708,669               591,000
       Provision for losses on foreclosed real estate                     -                    20,000             -
       Provision for depreciation                                          260,232            227,331               210,868
       Loss (gain) on sale of foreclosed real estate                      -                     2,769                (2,596)
       Gain on sale of loans                                            (1,263,736)          (982,778)             (609,644)
       Gain on disposal of premises and equipment                         -                    (5,656)            -
     Loss on sale of available for sale securities                        -                   145,529             -
       Proceeds from loans sold to others                              101,798,171         61,258,782            37,402,282
       Unrealized loss on loans held for sale                             -                -                         26,455
       Loans originated for sale                                      (110,564,769)       (63,564,893)          (38,024,380)
       Principal collected on loans originated
        for sale                                                            47,967            (40,961)               25,274
       Tax effect of preferred stock dividends                             139,032            139,033               139,033
       Tax effect of exercised options                                     129,728         -                      -
       Increase in accrued interest on loans                              (370,599)           (19,243)             (625,024)
       Decrease in accrued interest on investments                          38,984             88,437                 4,688
       (Increase) decrease in accrued interest on
         mortgage backed securities                                        (20,997)               359                   245
       Decrease in mortgage servicing rights                                 6,600              6,600                 6,600
       Increase in deferred taxes                                         (276,870)          (260,702)             (225,678)
       (Increase) decrease in income taxes
        receivable                                                        (163,305)            21,477                94,023
    (Increase) decrease in prepaid expenses
        and other assets                                                   (77,435)           105,349                14,651
       (Decrease) increase in accrued interest payable                      (8,152)            (8,445)               33,591
       Increase (decrease) in accounts payable
        and accrued expenses                                               631,794            408,297               (38,512)
       Increase in income taxes payable                                    290,408             79,717                57,960
                                                                    --------------    ---------------        --------------

            Net cash provided by operating activities                      728,715          3,601,303             3,327,312


                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          For Years Ended  December 31,

                                                                        2002              2001                 2000
                                                                        ----              ----                 ----
Cash Flows from Investing Activities
------------------------------------
    Cash consideration Louis Hyatt, Inc.
     acquisition, net                                        $         -               $        (31,340)     $    -
    Purchase of investment securities                                   (4,000,000)          (4,000,000)         (1,497,250)
    Proceeds from maturing investment securities                         7,000,000            6,497,754           2,000,000
    Proceeds from sale of available for sale
     securities                                                        -                        854,471           -
    Purchase of mortgage backed securities                              (5,759,846)            -                  -
    Principal collected on mortgage backed
     securities                                                            307,829               67,507              39,315
    Longer term loans originated                                      (227,115,936)        (275,799,110)       (169,845,620)
    Principal collected on longer term loans                           159,544,817          214,211,144         115,422,795
    Net decrease (increase) in short-term loans                            387,286             (370,809)             50,722
    Loans purchased                                                       (197,000)          (3,551,316)         (5,743,786)
    Proceeds from sale of foreclosed real estate                            88,207              103,941             185,317
    Investment in premises and equipment                                  (355,687)          (2,097,708)           (102,004)
    Proceeds from disposal of premises
     and equipment                                                     -                         15,029           -
    Purchase of Federal Home Loan Bank of
     Atlanta stock                                                     -                       (700,000)           (600,000)
    Redemption of Federal Home Loan Bank of
     Atlanta stock                                                         600,000             -                  -
                                                                    -------------- ----------------------------------------

            Net cash used by investing activities                      (69,500,330)         (64,800,437)        (60,090,511)

Cash Flows from Financing Activities
------------------------------------
    Net increase in demand deposits, money
     market, passbook accounts and advances
     by borrowers for taxes and insurance                               70,812,416           44,777,862           2,046,569
    Net increase in certificates of deposit                             20,245,549           13,424,172          40,868,310
    (Decrease) increase in checks outstanding
     in excess of bank balance                                            (798,088)          (2,500,270)          3,298,358
    Additional borrowed funds                                           37,000,000           47,000,000          45,000,000
    Repayment of borrowed funds                                        (45,000,000)         (39,000,000)        (35,000,000)
    Cash dividends                                                      (1,346,636)          (1,078,822)           (899,764)
    Proceeds from exercise of options                                      480,150              214,500              19,800
    Proceeds from exercise of warrants                                 -                      3,393,064               6,970
                                                              --------------------        -------------    ----------------

            Net cash provided by financing activities                   81,393,391           66,230,506          55,340,243
                                                                      ------------         ------------        ------------

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          For Years Ended  December 31,

                                                                        2002              2001                 2000
                                                                        ----              ----                 ----
Increase (decrease) in cash and cash
 equivalents                                                         $  12,621,776       $    5,031,372      $   (1,422,956)
Cash and cash equivalents at beginning of year                           6,038,459            1,007,087           2,430,043
                                                                     -------------        -------------       -------------

Cash and cash equivalents at end of year                             $  18,660,235       $    6,038,459      $    1,007,087
                                                                        ==========           ==========           =========

The Following is a Summary of Cash and
 Cash Equivalents
    Cash                                                            $    3,756,640     $    1,030,867       $       717,477
    Interest bearing deposits in other banks                             4,190,768          1,058,692               289,610
    Federal funds                                                       10,712,827          3,948,900            -
                                                                      ------------      -------------       ---------------

Cash and cash equivalents reflected on the
 statement of cash flows                                             $  18,660,235     $    6,038,459        $    1,007,087
                                                                        ==========         ==========             =========

Supplemental Disclosure of Cash Flows Information:
    Cash Paid During Year For:

       Interest                                                     $   13,804,867      $  16,094,010          $ 13,386,424
                                                                        ==========         ==========             =========

       Income taxes                                                 $    5,556,478      $   3,282,444          $  2,330,440
                                                                        ==========         ==========             =========
    Transfer from loans to foreclosed real estate                   $          -        $     485,210          $        -
                                                                        ==========         ==========             =========

    Transfer from foreclosed real estate to loans                   $          -        $     358,500          $    189,000
                                                                        ==========         ==========             =========

    Common stock issued for acquired company                        $          -        $   1,600,000          $        -
                                                                        ==========         ==========             =========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                                Annapolis, Maryland

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2002 AND 2001

Note 1 - Summary of Significant Accounting Policies

              A. Principles of Consolidation - The consolidated financial statements include the accounts of Severn Bancorp, Inc. ("the Corporation"), and its wholly-owned subsidiaries, Louis Hyatt, Inc., SBI Mortgage Company and SBI Mortgage Company's subsidiary, Crownsville Development Corporation, and its subsidiary, Crownsville Holdings I, LLC, and Severn Savings Bank, FSB ("the Bank"), and the Bank's subsidiaries, Homeowners Title and Escrow Corporation, Severn Financial Services Corporation, Creekside Commons, LLC, SSB Realty Holdings, LLC, SSB Realty Holdings II, LLC, HS West, LLC and Severn Preferred Capital Corporation ("the Company"). All intercompany accounts and transactions have been eliminated in the accompanying financial statements.

                  Severn Preferred Capital Corporation was organized on April 29, 1997 and commenced operations of July 22, 1997. The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended.

              B. Business - The Bank's primary business activity is the acceptance of deposits from the general public and the use of the proceeds for investments and loan originations. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

              C. Basis of Financial Statement Presentation - The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of foreclosed real estate. See Notes H and K below for a discussion of the determination of that estimate.

              D. Investments Available for Sale - Available for sale securities consisted of an investment in the Putnam GNMA Trust. Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of shareholders' equity until realized. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Gains and losses are determined using the specific identification method.

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


Note 1 - Summary of Significant Accounting Policies - Continued

              E. Investments and Mortgage Backed Securities - Investments and mortgage backed securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Gains and losses are determined using the specific identification method.

              F. Loans Held for Sale - Loans held for sale are carried at lower of cost or market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

              G. Loans - Loans are carried at cost since management has the ability and intention to hold them to maturity.

              H. Allowance for Loan Losses - An allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under generally accepted accounting principles. Actual results could differ significantly from those estimates. Management believes the allowance for losses on loans is adequate. While management uses available information to estimate losses on loans, future additions to the allowances may be necessary based on changes in economic conditions, particularly in the State of Maryland. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Statement of Financial Accounting Standards ("SFAS") No. 114, as amended by SFAS No. 118, addresses the accounting by creditors for impairment of certain loans. It is generally applicable for all loans except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, including residential mortgage loans and consumer installment loans. It also applies to all loans that are restructured in a troubled debt restructuring involving a modification

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


Note 1 - Summary of Significant Accounting Policies - Continued

              H.  Allowance for Loan Losses - Continued

                  of terms. SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

                  Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. When a payment is received on a loan on non-accrual status, the amount received is allocated to principal and interest in accordance with the contractual terms of the loan.

               I. Loan Origination Fees - Loan origination fees and certain direct loan origination costs are deferred and recognized over the contractual life of the related loan as an adjustment of yield using the level-yield method.

              J. Discounts or Premiums - Discounts received or premiums paid in connection with loans purchased, investment and mortgage backed securities are amortized into income over an average loan life using the interest method.

              K. Foreclosed Real Estate - Real estate acquired through or in the process of foreclosure is recorded at the lower of cost or fair value. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using estimates as described under the caption "Allowance for Loan Losses". In the event of a subsequent decline, management provides an additional allowance, to reduce real estate acquired through foreclosure to fair value less estimated disposal cost. Expenses incurred on foreclosed real estate prior to disposition are charged to expense. Gains on the sale of foreclosed real estate are recognized upon disposition of the property. Sale of the real estate acquired through foreclosure is expected to occur within the next twelve months.

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


Note 1 - Summary of Significant Accounting Policies - Continued

              L. Loan Servicing - The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using pricing sheets from correspondent purchasers. For purposes of measuring impairment, the rights are stratified based on the following predominant risk characteristics of the underlying loans: fixed rate loans with similar terms (i.e.; fifteen years, twenty years or thirty years amortization) all originated within the same fiscal year. The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

              M. Premises and Equipment - Premises and equipment are carried at cost less accumulated depreciation. Depreciation and amortization of premises and equipment is accumulated by the use of the straight-line method over the estimated useful lives of the assets. Additions and improvements are capitalized, and charges for repairs and maintenance are expensed when incurred. The related cost and accumulated depreciation are eliminated from the accounts when an asset is sold or retired and the resultant gain or loss is credited or charged to income.

              N. Income Taxes - Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are recognized only to the extent that is more likely than not that such amounts will be realized based on consideration of available evidence. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

              0. Statement of Cash Flows - In the statement of cash flows, cash and equivalents include cash, Federal Home Loan Bank of Atlanta overnight deposits, federal funds and certificates of deposit with an original maturity date less than ninety days.

              P. Goodwill - During the year ended December 31, 2001, the Corporation recorded goodwill in the amount of $333,569 as the result of the purchase of Louis Hyatt, Inc. There were no other changes in the carrying amount of goodwill for the years ended December 31, 2002, 2001 and 2000. The Corporation tests the goodwill for impairment in accordance with SFAS 142.

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


Note 1 - Summary of Significant Accounting Policies - Continued

              Q. Earnings Per Share - Basic earnings per share of common stock for the years ended December 31, 2002, 2001 and 2000 is computed by dividing net income less preferred stock dividend net of tax by 4,092,188, 3,647,451 and 3,237,888, respectively, the weighted average number of shares of common stock outstanding for each year. Diluted earnings per share of common stock for the years ended December 31, 2002, 2001 and 2000, is computed by dividing net income for each year by 4,103,223, 3,683,346 and 3,330,915, respectively, the weighted average number of diluted shares of common stock. (See Note
                  12) The above amounts have been retroactively adjusted to give effect to a 3-for-1 stock split in the form of a 200% stock dividend. (See Note 11)

              R. Employee Stock Ownership Plan - The Corporation accounts for its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the Accounting Standards Division of the American Institute of
                  Certified Public Accountants. The Corporation records compensation expense equal to the cash contribution called for under the Plan. All ESOP shares are included in the weighted average shares outstanding for earnings per share computations. All dividends paid on ESOP shares are charged to retained earnings. (See Note 10)

              S. Advertising Cost - Advertising cost is expensed as incurred. For the years ended December 31, 2002, 2001 and 2000 advertising expenses were $131,298, $112,214 and $140,273, respectively.

              T. Reclassification - Certain prior year's amounts have been reclassified to conform to the current year's method of presentation.

              U. Cash Concentrations - The Bank has a demand deposit account with another financial institution in the amount of $13,709,768 and $3,150,811 at December 31, 2002 and 2001,
                  respectively. The balance exceeds the Federal Deposit Insurance Corporation ("FDIC") insurance level of $100,000 and constitutes a concentration of credit risk.

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


Note 2 - Investment Securities

                   The amortized cost and fair values of investment securities are as follows:

                                                                           Gross              Gross
                                                      Amortized          Unrealized         Unrealized          Fair
                                                          Cost              Gains              Losses           Value
              Held to Maturity

                 December 31, 2002:

              Federal Home Loan Bank
               ("FHLB") Notes                            $4,000,000             $48,400     $    -              $4,048,400
                                                          ---------              ------      -----------         ---------

                                                         $4,000,000             $48,400     $    -              $4,048,400
                                                           ========               =====            =====          ========
                 December 31, 2001:

              U.S. Treasury Notes                        $2,001,276             $49,412     $    -              $2,050,688
              Federal Home Loan Bank
               ("FHLB") Notes                             4,999,682              46,870           19,300         5,027,252
                                                          ---------              ------           ------         ---------

                                                         $7,000,958             $96,282          $19,300        $7,077,940
                                                           ========               =====            =====          ========


                   FHLB Notes in the amount of $4,000,000 are pledged as
              collateral for its standby letters of credit issued on behalf of various borrowers and developers in favor of Anne Arundel County.

                   The scheduled maturities of investment securities are as follows at December 31, 2002:

                                                        Held To
                                                     Maturity Securities
                                              Amortized                Fair
                                              Cost                    Value
    Due after one year through five years    $4,000,000           $4,048,400
                                              ---------            ---------
                                             $4,000,000           $4,048,400
                                               ========             ========

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


Note 2 - Investment Securities - Continued

                   Gross losses of $145,529 and no gross gains were realized on proceeds of $854,471 during the year ended December 31, 2001. No gains or losses were realized during the years ended December 31, 2002 and December 31, 2000.

Note 3 - Mortgage Backed Securities

                   The amortized cost and fair values of mortgage backed
              securities consisting of FHLMC Gold Certificates are as follows as of December 31:

              Gross              Gross            Gross
           Amortized          Unrealized           Unrealized        Fair
             Cost               Gains                Losses          Value

                                            2002

          $5,661,304           $13,559              $5,223        $5,669,640
            ========             =====                ====          ========

                                             2001

         $   212,021           $ 4,241           $  -             $  216,262
            ========             =====                ====          ========

                   No gains or losses were realized during the years ended December 31, 2002, 2001 and 2000.

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


Note 4 - Loans Receivable

                   Loans receivable consist of the following:
                                                       December 31,
                                                    2002            2001
                                                    ----            ----
    Residential mortgage loans                    $142,341,868     $129,777,646
    Construction, land acquisition and
     development loans                             191,196,444      163,848,657
    Land loans                                      20,109,481       16,895,189
    Line of credit                                  12,472,108        8,776,251
    Commercial real estate loans                    90,861,798       68,599,149
    Commercial non-real estate loans                 3,444,297        3,393,331
    Second mortgage loans                            3,108,961        1,963,026
    Home equity loans                               11,196,706        7,834,818
    Consumer loans                                     425,001          507,815
    Loans secured by deposits                          444,597          749,069
                                                --------------    -------------
                                                   475,601,261      402,344,951

       Less
          Loans in process                         (67,593,187)     (61,684,935)
          Allowance for loan losses                 (3,990,600)      (3,353,375)
          Unearned discount on loans purchased         (29,287)         (36,961)
          Deferred loan origination fees            (2,644,827)      (2,127,404)
                                                 -------------    -------------
                                                   (74,257,901)     (67,202,675)
                                                  ------------     ------------
                                                  $401,343,360     $335,142,276
                                                    ==========       ==========

                   Residential lending is generally considered to involve less risk than other forms of lending, although payment experience on these loans is dependent to some extent on economic and market conditions in the Bank's lending area. Multifamily residential, commercial, construction and other loan repayments are generally dependent on the operations of the related properties or the financial condition of its borrower or guarantor. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy.

                  A substantial portion of the Bank's loans receivable are
              mortgage loans secured by residential and commercial real estate properties located in the State of Maryland. Loans are extended only after evaluation by management of customers' creditworthiness and other relevant factors on a case-by-case basis. The Bank generally does not lend more than 90% of the appraised value

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


Note 4 - Loans Receivable - Continued

              of a property and requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In addition, the Bank generally obtains personal guarantees of repayment from borrowers and/or others for construction, commercial and multifamily residential loans and disburses the proceeds of construction and similar loans only as work progresses on the related projects.

                   The following is a summary of the allowance for loan losses for the three years ended December 31:

                                                                         2002             2001               2000
                                                                         ----             ----               ----
              Balance at beginning of year                               $3,353,375       $2,728,004         $2,146,572
              Provision for loan losses                                     670,000          708,669            591,000
              Recoveries                                                 -                 -                     20,000
              Charge-offs                                                   (32,775)         (83,298)           (29,568)
                                                                       ------------      -----------        -----------

              Balance at end of year                                     $3,990,600       $3,353,375         $2,728,004
                                                                           ========         ========           ========

                   Impaired loans as defined by SFAS No. 114 are summarized as follows for the years ended December 31:


                                                                         2002               2001              2000
                                                                         ----               ----              ----
              Recorded investment                                       $   252,780         $300,000           $292,975
              Average balances                                              371,725          542,628            254,671
              Allowance for loan losses                                  -                  -                    30,000

                   Impaired loans as defined by SFAS No. 114 for which interest income has been reduced are as follows for the year ended December
              31:

                                                                           2002               2001            2000
                                                                           ----               ----            ----
              Interest income that would have been
               recorded                                                     $29,779          $32,909            $20,056
              Interest income recognized                                     21,335           25,159              8,318
                                                                            -------           ------           --------
                 Interest income not recognized                            $  8,444         $  7,750            $11,738
                                                                             ======           ======             ======


                        SEVERN BANCORP, INC. AND SUBSIDIARIES
                                 Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


Note 4 - Loans Receivable - Continued

                   Nonperforming loans not subject to SFAS No. 114 amounted to approximately $1,504,706 and $1,801,072 at December 31, 2002 and 2001, respectively.

                   Interest income that would have been recorded under the
              original terms of such loans and the interest income actually recognized for the years ended December 31, are summarized below:

                                                                          2002               2001              2000
                                                                          ----               ----              ----
              Interest income that would have
               been recorded                                               $126,263         $190,279           $103,124
              Interest income recognized                                     59,152          145,199             71,063
                                                                           --------          -------           --------
                 Interest income not recognized                           $  67,111        $  45,080          $  32,061
                                                                            =======          =======             ======


                   Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at December 31 are summarized as follows:

                                                       2002          2001
                                                       ----          ----
              Mortgage Loan Portfolio Serviced For:
                   FHLMC                             $  5,758,947  $  7,802,731
                   Other investors                     18,175,891     9,573,744
                                                       ----------   -----------
                                                      $23,934,838   $17,376,475
                                                        =========     =========

                   Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $53,749 and $68,239 at December 31, 2002 and 2001, respectively.

                   The Bank is a party to financial instruments with
              off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include standby letters of credit, and home equity loans which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments express the extent of involvement the Bank has in each class of financial instruments.

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


Note 4 - Loans Receivable - Continued

                   The Bank's exposure to credit loss from non-performance by the other party to the above mentioned financial instruments is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                   Unless otherwise noted, the Bank requires collateral or other security to support financial instruments with off-balance-sheet credit risk.


    Financial Instruments Whose Contract                 Contract Amount
    Amounts Represent Credit Risk                         At December 31,
   ----------------------------------------     -------------------------------
                                                    2002            2001
                                                    ----            ----
      Standby letters of credit                  $  6,693,732    $  2,007,857
      Home equity loans                          $  8,014,492    $  4,145,749
      Loan commitments                            $24,771,785   $     787,738
      Lines of credit                             $22,368,021     $13,790,425
      Loans sold and serviced with limited
       repurchase provisions                      $10,162,735    $  4,722,848

                   Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions.

                   Home equity loans are loan commitments to individuals as long as there is no violation of any condition established in the contract. Commitments under home equity lines expire ten years after the date the loan closes and are secured by real estate. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

                   Mortgage loan commitments not reflected in the accompanying statements at December 31, 2002 include $22,249,547 at fixed rates ranging from 5.00% to 9.375% and $2,522,238 at rates ranging from prime to prime plus 1.0%.

                   Lines of credit are loan commitments to individuals and
              companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

Note 4 - Loans Receivable - Continued

                   The Bank has entered into several agreements to sell mortgage loans to third parties. These agreements contain provisions that require the Bank to repurchase a loan if the loan becomes delinquent within the terms specified by the agreement.

                   The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at December 31, 2002, as a liability for credit loss.

Note 5 - Premises and Equipment

                   Premises and equipment at December 31, 2002 and 2001 are summarized by major classification as follows:



              Estimated
                                                                           December 31,                       Useful
                                                                           ------------
                                                                       2002                2001                 Lives
                                                                       ----                ----           --------------------
              Land $1,923,960                                         $1,923,960                  -
              Building                                                 2,188,696          2,073,135              39 Years
              Leasehold improvements                                     535,016            515,272          15-27.5 Years
              Furniture, fixtures and equipment                        1,756,898          1,559,512            3-10 Years
                                                                       ---------          ---------
                 Total at cost                                         6,404,570          6,071,879
              Accumulated depreciation                                (1,666,634)        (1,429,398)
                                                                       ---------          ---------
                                                                      $4,737,936         $4,642,481
                                                                        ========           ========


                   Depreciation expense for the years ended December 31, 2002,
              2001 and 2000 was $260,232, $227,331 and $210,868, respectively.

                   The Bank is obligated under a long term lease for its
              administrative offices. The rents adjust with the Consumer Price Index. The lease expires on January 31, 2005. The minimum annual rental payments are as follows:
                          Years Ended December 31,
                                     2003                      $28,494
                                     2004                       28,559
                                     2005                        2,380

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


Note 5 - Premises and Equipment - Continued

                   Homeowners Title and Escrow Corporation and Louis Hyatt, Inc.
              are also obligated under a month-to-month lease with no obligation to renew, but they anticipate that they will continue to do so.

                   Total rent expense was $64,853, $106,868 and $140,504 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 6 - Investment in Federal Home Loan Bank of Atlanta Stock

                   The Bank is required to maintain an investment in the stock of the Federal Home Loan Bank of Atlanta ("FHLB") in an amount equal to at least 1% of the unpaid principal balances of the Bank's residential mortgage loans or 1/20 of its outstanding advances from the FHLB, whichever is greater. Purchases and sales of stock are made directly with the FHLB at par value.

Note 7 - Deposits

                   Deposits in the Bank as of December 31, 2002 and 2001 consisted of the savings programs described below:


                                                                      2002                               2001
                                                     ------------------------------------- ---------------------------------------
                                                           Amount          Percent             Amount          Percent
                   Category
              NOW accounts                                $  15,980,589        4.23%           $  13,457,798       4.68%
              Money market accounts                         132,767,052       35.13               61,759,483      21.53
              Passbooks                                      18,189,610        4.81               21,024,223       7.33
              Certificates                                  210,913,461       55.81              190,593,583      66.43
                                                            -----------     -------              -----------    -------
                                                            377,850,712       99.98              286,835,087      99.97
              Accrued interest                                   74,329         .02                   82,481        .03
                                                        ---------------     -------         -----------------  --------

              Total savings                                $377,925,041      100.00%            $286,917,568     100.00%
                                                             ==========     =====                 ==========      =====

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001



Note 7 - Deposits - Continued

                   At December 31, scheduled maturities of certificates of deposit are as follows:

                                                                        2002                             2001
                                                     ----------------------------------  -----------------------------------------
                                                           Amount               %             Amount               %
                                                           ------               -             ------               -
              One year or less                             $136,944,574       64.93           $139,073,988        72.97
              More than 1 year to 2 years                    27,531,898       13.05             23,138,385        12.14
              More than 2 years to 3 years                   11,058,263        5.24              9,361,585         4.91
              More than 3 years to 4 years                   16,060,941        7.62              9,344,464         4.91
              More than 4 years to 5 years                   19,268,496        9.14              9,630,221         5.05
              More than 5 years                                  49,289         .02                 44,940          .02
                                                          ----------------------           ---------------    ---------
                                                           $210,913,461      100.00           $190,593,583       100.00
                                                             ==========     =====               ==========        =====


                   Interest expense on deposits is summarized as follows:

                                                                         For Years Ended December 31,
                                                               -----------------------------------------------------------
                                                                      2002               2001                 2000
                                                                      ----               ----                 ----
              NOW accounts                                        $       74,814     $       66,785     $       69,254
              Money market accounts                                    2,853,484          1,579,829          1,352,655
              Passbooks                                                  556,444            775,017            886,788
              Certificates                                             8,815,339         11,169,809          9,157,662
                                                                     -----------         ----------        -----------
                                                                     $12,300,081        $13,591,440        $11,466,359
                                                                       =========          =========          =========


                   The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $50,837,141 and $45,009,000 at December 31, 2002 and 2001.

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001



Note 8 - Federal Home Loan Bank Advances and Loan Payable

                   During 1994, the Federal Home Loan Bank of Atlanta
              established a Credit Availability Program. The Bank's Credit Availability under the program at December 31, 2002 and 2001 was $113,884,235 and $91,721,750, respectively. The maturities of the advances are as follows:

   Description                     Rate              Amount            Maturity
   -----------                     ----              ------            --------
  FHLB advances               1.79% to 5.79%          $10,000,000        2003
  FHLB advances                     3.64%               5,000,000        2004
  FHLB advances                     4.52%               2,000,000        2005
  FHLB advances                     4.01%               5,000,000        2007
  FHLB advances               2.57% to 4.48%           12,000,000     Thereafter
                                                       ----------
                                                      $34,000,000
                                                        =========

                   The Bank's stock in the Federal Home Loan Bank of Atlanta is pledged as security for the loan and under a blanket floating lien security agreement with the Federal Home Loan Bank of Atlanta, the Bank is required to maintain as collateral for its advances, qualified home mortgage loans in an amount equal to 175% of the advances. The Bank is also required to maintain an average daily balance with the Federal Reserve Bank in a non-interest bearing account. The amount in such account at December 31, 2002 was $300,000.

Note 9 - Pension Plan

                   The Bank has a Supplemental Executive Retirement Plan
              covering selected officers which is funded by life insurance policies. The Bank owns the policies and is the beneficiary. The amount of cost recognized for the years ended December 31, 2002, 2001 and 2000 was $11,753 per year.

                   The Bank has a 401(k) Retirement Savings Plan. Employees may
              contribute a percentage of their salary up to a maximum of $11,000 for 2002. The Bank is obligated to contribute 50% of the employee's contribution, not to exceed 6% of the employee's annual salary. All employees who have completed one year of service with the Bank are eligible to participate. The Bank's contribution to this plan was $93,415, $75,174 and $70,413 for the years ended December 31, 2002, 2001 and 2000, respectively.

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001



Note 10- Employee Stock Ownership Plan

                   The Bank has an Employee Stock Ownership Plan ("ESOP") for
              the exclusive benefit of participating employees. During the years ended December 31, 2002, 2001 and 2000, the Bank recognized ESOP expense of $140,400, $120,000 and $120,000, respectively.

Note 11- Common and Preferred Stock

                   In 1984, the Bank converted from a state chartered mutual
              savings and loan to a state chartered stock savings and loan association. At the time of conversion, the Bank established a liquidation account in an amount equal to the Bank's retained earnings as of September 30, 1983. The liquidation account is maintained for the benefit of eligible savings account holders who maintained their savings account in the Bank after conversion. In the event of a complete liquidation (and only in such event), each eligible savings account holder would be entitled to receive a liquidation distribution from the liquidation account in an amount equal to the account holder's then interest in the liquidation account before any liquidation distribution may be made with respect to capital stock. At December 31, 2002 and 2001, the balance of the liquidation account is included in retained earnings.

                   Severn Preferred Capital Corporation issued 200,002 shares of preferred stock at $20.00 per share, together with warrants to purchase 200,002 shares of the Corporation's common stock at $17.00 per share and 200,000 shares of its common stock for $20 per share, par value of $1 per share for gross proceeds of $8,000,080 and net proceeds of $7,891,829. The Bank purchased all of the outstanding common stock. All of the warrants have been exercised as of December 31, 2001.

                   The shareholders of the Corporation voted to approve an
              amendment to the corporate charter to increase the number of Common shares authorized to 20,000,000 and increased the authorized number Serial Preferred shares to 1,000,000.

                   On February 19, 2002, the Corporation's Board of Directors
              declared a 3-for-1 stock split in the form of a 200% stock dividend, which was effective for shares outstanding as of March 1, 2002 to be paid March 15, 2002. All per share data in the accompanying financial statements and all share and per share data in the footnotes have been adjusted to give retroactive effect to this transaction.

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


  Note 11- Common and Preferred Stock - Continued

                   The Bank's Stock Option Plan ("Plan") provides for the
              granting of options to acquire common stock to directors and key employees. Option prices are equal to or greater than fair market value of the common stock at the date of the grant. The Bank granted options to purchase 156,000 shares. The Plan provides for options granted to directors (60,000 shares) to be immediately exercisable for a period of five years from the effective date of November 25, 1997. Additionally, the Plan provides for one-fifth of the remaining options granted to be exercisable on each of the first five anniversaries of the effective date. If the participant in the Plan terminates employment for reasons other than death or disability, he or she forfeits all rights to unvested shares.

                   The following table summarizes the status of and changes in the Bank's stock option plan.

                                                                    Weighted
                                                                     Average
                                                                     Exercise
                                                      Shares            Price
                                                      ------        ----------
             Outstanding at January 1, 2000              147,600         $5.56
             Exercised in 2000                             3,600          5.50
                                                        --------          ----

             Outstanding at December 31, 2000            144,000          5.57
             Exercised in 2001                            39,000          5.50
                                                         -------          ----

             Outstanding at December 31, 2001            105,000          5.59
             Exercised in 2002                            85,500          5.62
             Forfeited in 2002                             1,500          5.50
                                                        --------          ----

             Outstanding at December 31, 2002             18,000         $5.50
                                                          ======           ====
             Exercisable at December 31, 2001             85,800
                                                          ======
             Exercisable at December 31, 2002             18,000
                                                          ======

                   All share and per share amounts have been retroactively
             adjusted for a 3-for-1 stock split in the form of a 200% stock dividend.

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


Note 12- Earnings Per Share

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


                                                                            For Years Ended December 31,
                                                                       -------------------------------------------------
                                                                          2002               2001            2000
                                                                          ----               ----            ----
              Net income                                                   $8,948,220        $5,255,570       $3,945,141
                 Less - preferred stock dividends,
                   net of tax                                                (220,972)         (220,971)        (220,971)
                                                                          -----------        ----------       ----------
              Net income available to shareholders                         $8,727,248        $5,034,599       $3,724,170
                                                                             ========          ========         ========
              Weighted average shares outstanding
                basic EPS                                                   4,092,188         3,647,451        3,237,888
              Effect of Dilutive Shares
                 Stock warrants                                            -                   -                  73,233
                 Stock options                                                 11,035            35,895           19,794
                                                                         ------------      ------------      -----------
              Adjusted weighted average shares
                used for dilutive EPS                                       4,103,223         3,683,346        3,330,915
                                                                             ========          ========         ========


                   All share and per share  amounts have been  retroactively
             adjusted for a 3-for-1  stock split in the form of a 200%
             stock dividend. (See Note 11)

Note 13- Retained Earnings

                   The Bank is subject to various regulatory capital
             requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


Note 13- Retained Earnings - Continued

                   Quantitative measures established by regulation to ensure
             capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

                   As of December 31, 2002, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are also presented in the table.

                   The following table presents the Bank's capital position based on the financial statements.


                                                                                                            To Be Well
                                                                                                     Capitalized Under
                                                                          For Capital                 Prompt Corrective
                                                Actual                Adequacy Purposes               Action Provisions
                                     ------------------------------  -------------------             -------------------
                                         Amount            %            Amount             %           Amount              %
                                         ------            -           --------            -           ------              -
         December 31, 2002
         Tangible (1)                     $39,898,384     8.8%          $  6,837,788     1.50%      $   N/A               N/A
         Tier I capital (2)                39,893,384    12.1%             N/A             N/A           19,768,800      6.00%
         Core (1)                          39,893,384     8.8%            18,234,100     4.00%           22,792,625      5.00%
         Risk-weighted (2)                 43,781,865    13.3%            26,358,400     8.00%           32,948,000     10.00%

         December 31, 2001
         Tangible (1)                     $31,675,573     8.7%          $  5,468,226     1.50%      $   N/A               N/A
         Tier I capital (2)                31,675,573    11.8%             N/A             N/A           16,066,080      6.00%
         Core (1)                          31,675,573     8.7%            14,581,936     4.00%           18,227,420      5.00%
         Risk-weighted (2)                 34,926,828    13.0%            21,421,440     8.00%           26,776,800     10.00%


              (1)  To adjusted total assets.
              (2)  To risk-weighted assets.

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


Note 13- Retained Earnings - Continued

                   The Corporation has no significant source of income other
              than dividends from the Bank. As a result, the Corporation's dividends will depend primarily upon receipt of dividends from the Bank.

                   OTS regulations limit the payment of dividends and other
              capital distributions by the Bank. The Bank is able to pay dividends during a calendar year without regulatory approval to the extent of the greater of (i) an amount which will reduce by one-half its surplus capital ratio at the beginning of the year plus all its net income determined on the basis of generally accepted accounting principles for that calendar year or (ii) 75% of net income for the last four calendar quarters.

                   The Bank is restricted in paying dividends on its stock to the greater of the restrictions described in the preceding paragraph, or an amount that would reduce its retained earnings below its regulatory capital requirement, the accumulated bad debt deduction, or the liquidation account described in Note 11.

                   The Bank was allowed a special bad debt deduction at various percentages of otherwise taxable income for various years effectively through December 31, 1987. If the amounts which qualified as deductions for federal income tax purposes prior to December 31, 1987 are later used for purposes other than to absorb loan losses, including distributions in liquidations, they will be subject to federal income tax at the then current corporate rate. Retained earnings at December 31, 2002 and 2001 include $482,000, for which no provision for federal income tax has been provided. The unrecorded deferred income tax liability on the above amount was approximately $186,000.

                       SEVERN BANCORP, INC. AND SUBSIDIARIES
                                Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

Note 14- Income Taxes

              The income tax provision consists of the following for the years ended December 31:

                          For Years Ended  December 31,
                     ----------------------------------------
                        2002              2001               2000
                        ----              ----               ----
         Current
            Federal     $4,754,616         $2,891,156         $2,062,586
            State        1,053,776            643,719            463,048
                         ---------         ----------         ----------
                         5,808,392          3,534,875          2,525,634
         Deferred
            Federal       (226,686)          (213,450)          (184,774)
            State          (50,184)           (47,252)           (40,904)
                       -----------         ----------         ----------
                          (276,870)          (260,702)          (225,678)
         Other
            Federal        113,832            113,833            113,833
            State           25,200             25,200             25,200
                       -----------        -----------        -----------
                           139,032            139,033            139,033
                        ----------         ----------         ----------
                        $5,670,554         $3,413,206         $2,438,989
                          ========           ========           ========

                   Other income tax provision consists of income tax from preferred stock dividends.

                   The amount computed by applying the statutory federal income tax rate to income before federal taxes is greater than the taxes provided for the following reasons:


                                              2002                        2001                              2000
                                              ----                        ----                              ----
                                                      Percent                       Percent                       Percent
                                                     of Pretax                     of Pretax                    of Pretax
                                        Amount         Income         Amount         Income         Amount       Income_
                                        ------       ---------        ------       ---------        ------      ----------
              Statutory federal
               income tax rate            $4,970,383     34.00%         $2,947,384    34.00%         $2,170,604     34.00%
              State tax net of
               federal income
               tax benefit                   689,291      4.72             410,300     4.73             295,247      4.62
              Other adjustments               10,880     .07                55,522    .64               (26,862)    (.42)
                                         -------------------           ------------------           ----------- --------
                                          $5,670,554     38.79%         $3,413,206    39.37%         $2,438,989     38.20%
                                            ========      =====           ========       ====          ========      =====

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


Note 14- Income Taxes - Continued

                   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

                                                     2002         2001
                                                     ----         ----
       Deferred Tax Assets:
          Allowances for losses                     $1,541,170    $1,295,073
          Reserve for uncollected interest              29,179         4,949
                                                   -----------  --------------
             Total gross deferred tax assets         1,570,349     1,300,022

       Deferred Tax Liabilities:
          Federal Home Loan Bank of Atlanta
           stock dividends                             (79,976)      (79,976)
          Mortgage servicing rights                     (7,469)      (10,018)
          Accelerated depreciation                    (392,548)     (396,542)
                                                    ----------    ----------
             Total gross deferred tax liabilities     (479,993)     (486,536)
                                                    ----------    ----------
          Net deferred tax assets                   $1,090,356   $   813,486
                                                      ========      ========

Note 15- Related Party Transactions

                   During the years ended December 31, 2002, 2001 and 2000, the
              Bank engaged in the transactions described below with parties that may be deemed affiliated.

                   The land and building for the office where the Bank's primary operating activities are conducted were leased from a stockholder of the Bank. Rent paid on this property was $ -0-, $32,012 and $61,157 for 2002, 2001 and 2000, respectively. Additionally, two subsidiaries rent property from a director of the Bank. Rent paid on these properties was $38,562, $32,010 and $25,170 for 2002,
              2001 and 2000, respectively.

                   A director of the Bank is a member of a law firm that
              represents the Bank in certain legal matters. The fees for services rendered by that firm were $161,890, $80,866 and $68,852 for the years ended December 31, 2002, 2001 and 2000, respectively.

                           SEVERN BANCORP, INC. AND SUBSIDIARIES
                                     Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

Note 15- Related Party Transactions - Continued

                   A subsidiary uses a related party to perform maintenance work on managed properties. The fees for services rendered by that firm were $12,300 and $9,137 for the years ended December 31, 2002 and December 31, 2001, respectively. The subsidiary was not part of the Corporation during the year ended December 31, 2000.

                   The Bank has participation and loan servicing agreements
              outstanding, totaling $218,871, $263,823 and $276,856 at December 31, 2002, 2001 and 2000, respectively, with various stockholders and related parties.

                   In June,  2001 the Corporation  purchased  Louis Hyatt,  Inc.
             (see Note 17) from Louis Hyatt who is a stockholder of
              the Corporation and a relative of the Chairman of the Board.

                   The Corporation purchased HS West, LLC from Louis Hyatt who is a stockholder of the Corporation and a relative of the Chairman of the Board. HS West, LLC had no income or expenses and consisted only of land.

                   Management believes that the terms in the above mentioned
              transactions were no less favorable to the Bank than the terms that would have been obtained in transactions with non-affiliated persons or entities.

Note 16- Disclosure About Fair Value of Financial Instruments

                   The estimated fair values of the Bank's financial instruments are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques prescribed by the FASB and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

                   The carrying amount is a reasonable estimate of fair value for cash, federal funds and interest-bearing deposits in other banks due to the short-term nature of these investments. Fair value is based upon market prices quoted by dealers for investment securities and estimates using bid prices published in financial newspapers for mortgage backed securities. The carrying amount of Federal Home Loan Bank of Atlanta stock is a reasonable estimate of fair value. Loans receivable were discounted using a single discount rate, comparing the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


Note 16- Disclosure About Fair Value of Financial Instruments - Continued

              These rates were used for each aggregated category of loans as reported on the Office of Thrift Supervision Quarterly Report. The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered on deposits of similar remaining maturities.

                   The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business, including loan commitments. The loan commitments were a blended rate based on the relative risk of the properties involved and the lines of credit are at adjustable rates.

                   The estimated fair values of the Bank's financial instruments are as follows:


                                                    December 31, 2002                          December 31, 2001
                                             -------------------------------          -------------------------------
                                                 Carrying                Fair             Carrying                Fair
                                                    Value              Value                Value               Value
                                                 -----------           -----              ----------            -----
              Financial Assets
                 Cash, interest bearing
                  deposits in other
                  banks and federal
                  funds                           $  18,660,235        $  18,660,235      $    6,038,459     $    6,038,459
                 Investment securities                4,000,000            4,048,400           7,000,958          7,077,940
                 Mortgage backed
                  securities                          5,661,304            5,669,640             212,021            216,262
                 FHLB of Atlanta stock                1,900,000            1,900,000           2,500,000          2,500,000
                 Loans held for sale                 17,481,301           17,481,301           7,498,934          7,498,934
                 Loans receivable, net              401,343,360          373,532,000         335,142,276        343,399,000

              Financial Liabilities
                 Deposits                          $377,925,041         $380,038,000        $286,917,568       $289,285,000
                 FHLB advances                       34,000,000           33,783,262          42,000,000         41,466,634
                 Commitments                         -                    24,771,785         -                      796,857


                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001



Note 17- Merger

                  On July 1, 2001, the Corporation acquired Louis Hyatt, Inc.
              ("LHI") a real estate sales and management company (see Note 15). "LHI" was 100% owned by Louis Hyatt. The Corporation issued 60,000 shares new shares and transferred 20,000 shares that were previously owned by "LHI" for all the outstanding stock of "LHI".

                  The combination was accounted for under the purchase method of accounting, and accordingly, the net assets were recorded at their estimated fair values at the date of acquisition. "LHI's" assets consisted primarily of fixed assets and, accordingly, the fair market value adjustment of $1,415,829 will be depreciated over the estimated lives of the assets. The excess of the purchase price over the estimated fair value of the underlying net assets of $333,569 was allocated to goodwill.

                  Unaudited proforma condensed financial statements are not
              presented because the amounts are not material to the consolidated financial statements.

Note 18- Condensed Financial Information (Parent Company Only)

                   Information as to the financial position of Severn Bancorp,
              Inc. as of December 31, 2002 and 2001 and results of operations and cash flows for each of the years ended December 31, 2002, 2001 and 2000 is summarized below. During the years ended December 31, 2002, 2001 and 2000, respectively, the parent received dividends in the amount of $986,631, $718,818 and $539,760 from its subsidiary, the Bank.

                                                      December 31,
                                                  2002                2001
                                                  ----                ----
  Statement of Financial Condition
     Cash                                     $     363,279        $     366,379
     Equity in net assets of subsidiaries        39,061,475           30,651,583
     Taxes receivable                                11,064         -
     Prepaid expenses and other assets            -                        9,550
                                            ---------------       --------------
                                                $39,435,818          $31,027,512
                                                  =========            =========

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

Note 18- Condensed Financial Information (Parent Company Only) - Continued


                                                                                            December 31,
                                                                                       2002                 2001
                                                                                       ----                 ----
                 Taxes payable                                                    $         5,925      $         5,414
                 Accounts payable and accrued expenses                                    248,556              191,256
                                                                                     ------------         ------------
                                                                                          254,481              196,670

                 Common stock                                                              41,426               13,524
                 Common stock paid-in surplus                                          11,425,910           10,816,887
                 Retained earnings                                                     27,714,001           20,000,431
                                                                                       ----------           ----------
                                                                                       39,181,337           30,830,842
                                                                                       ----------           ----------
                                                                                      $39,435,818          $31,027,512
                                                                                        =========            =========


                                                                   For the Years Ended  December 31,
                                                                   -----------------------------------
                                                                         2002             2001             2000
                                                                         ----             ----             ----
              Statement of Operations
                 Equity in net income of subsidiaries                    $9,029,617        $5,273,766       $3,950,623
                 General and administrative expenses                        137,961            27,569            8,306
                                                                         ----------       -----------     ------------
                 Net income before income taxes                           8,891,656         5,246,197        3,942,317
                 Provision for income taxes (benefit)                       (56,564)           (9,373)          (2,824)
                                                                        -----------      ------------     ------------
                 Net income                                              $8,948,220        $5,255,570       $3,945,141
                                                                           ========          ========         ========

                                                                                            December 31,
                                                                       --------------------------------------------------------
                                                                           2002             2001             2000
                                                                           ----             ----             ----
              Statement of Cash Flows

              Cash Flows from Operating Activities:
                 Net income                                                $8,948,220        $5,255,570       $3,945,141
              Adjustments to Reconcile Net Income Net
               Cash Provided by Operating Activities
                Equity in net income of subsidiaries                       (9,029,617)       (5,273,766)      (3,950,623)
                Increase in taxes receivable                                  (11,064)         -                -
                Decrease (increase) in other assets                             9,550            14,824          (22,749)
                Increase (decrease) in taxes payable                              511            (9,298)          13,251
                Increase in accounts payable and
                 accrued expenses                                              57,300            53,684           18,976
                Tax benefit of exercised options                              129,728          -                -
                                                                          -----------   ---------------  ---------------
                   Net cash provided by operating activities                  104,628            41,014            3,996

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


Note 18- Condensed Financial Information (Parent Company Only) - Continued


                                                                                            December 31,
                                                                       ------------------------------------------------------------
                                                                           2002             2001             2000
                                                                           ----             ----             ----
              Cash Flows From Investing Activities
                Dividends received from subsidiary                        $   986,631           718,818          539,760
                Investment in subsidiaries                                   (587,878)       (3,299,313)         (26,772)
                Cash consideration Louis Hyatt, Inc.
                 acquisition - net                                           -                  (31,340)         -
                                                                     ----------------       ----------- ----------------
                   Cash provided by (used) investing
                    activities                                                398,753        (2,611,835)         512,988

              Cash Flows from Financing Activities
                Dividends paid on capital stock                              (986,631)         (718,818)        (539,760)
                Proceeds from exercise of options                             480,150           214,500           19,800
                Proceeds from exercise of warrants                           -                3,284,813            6,970
                                                                     ----------------         ---------     ------------
                   Net cash (used) provided by financing
                    activities                                               (506,481)        2,780,495         (512,990)
                                                                           ----------         ---------       ----------

              (Decrease) increase in cash and
               cash equivalents                                         $      (3,100)      $   209,674    $       3,994
              Cash and cash equivalents at beginning
               of year                                                        366,379           156,705          152,711
                                                                           ----------        ----------       ----------
              Cash and cash equivalents at end of year                    $   363,279       $   366,379      $   156,705
                                                                             ========          ========         ========

              Supplemental Disclosures of Cash Flows Information:
                 Common stock issued for
                  acquired Company                                  $        -               $1,600,000$       -



                   There was no cash paid during the years ended December 31, 2002, 2001 and 2000 for income taxes or interest.

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


Note 19- Recent Accounting Pronouncements

                  In April 2002, FASB issued SFAS 145, "Rescission of FASB
              Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this Statement related to classification of gains and losses on the early extinguishment of debt are effective for fiscal years beginning after May 15, 2002.

                  In June 2002, FASB issued SFAS No. 146, "Accounting for Costs
              Associated with Exit or Disposal Activities". This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

                  In October 2002, FASB issued SFAS No. 147, "Acquisitions of
              Certain Financial Institutions" an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. The provision of this Statement requires long-term customer-relationship intangible assets of financial institutions such as depositor - and borrower
              - relationship intangible assets and credit cardholder intangible assets to be subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

                  In November, 2002, FASB issued Interpretation No. 45
              "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions for this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


Note 19- Recent Accounting Pronouncements - Continued

                  In December 2002, FASB issued SFAS No. 148 "Accounting  for
              Stock-Based  Compensation - Transition and  Disclosure."
              This Statement amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information.

                   These statements will not have a material impact on the consolidated financial statements.