Form 10-Q
period 2003-03-31
SEVERN BANCORP INC
filed 2003-05-09
CIK 868271

UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
                               --------------

                                       OR

[  ]              TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
Commission file number                               0-49731
                       ---------------------------------------------------------

                              SEVERN BANCORP, INC.
--------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

              Maryland                                      52-1726127
---------------------------------------         --------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
     incorporation or organization)

     1919 A West Street, Annapolis, Maryland                        21401
--------------------------------------------------       -----------------------
    (Address of principal executive offices)                     (Zip Code)
Registrant's telephone number, including area code         410-268-4554
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

         Common Stock, par value $0.01 per share, 4,142,592 shares outstanding at May 8, 2003.

                              SEVERN BANCORP, INC.
                                Table of Contents


PART I - FINANCIAL INFORMATION...................................................................................1

Item 1.  Financial Statements ...................................................................................1

         Consolidated Statements of Financial Condition as of March 31, 2003
         (Unaudited) and December 31, 2002.......................................................................1
         Consolidated Statements of Operations (Unaudited).......................................................3
         Consolidated Statements of Cash Flows (Unaudited).......................................................4
         Notes to Consolidated Financial Statements (Unaudited) .................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operation ..............................................................................................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .............................................15

Item 4.  Controls and Procedures ................................................................................15

PART II - OTHER INFORMATION .....................................................................................15

Item 1.   Legal Proceedings .....................................................................................15

Item 2.   Changes in Securities and Use of Proceeds .............................................................15

Item 3.   Defaults Upon Senior Securities .......................................................................15

Item 4.   Submission of Matters to a Vote of Security Holders ...................................................15

Item 5.   Other Information .....................................................................................15

Item 6.   Exhibits and Reports on Form 8-K ......................................................................16

SIGNATURES.......................................................................................................16

CERTIFICATION OF ALAN J. HYATT ..................................................................................17

CERTIFICATION OF CECELIA LOWMAN .................................................................................18

EXHIBIT 99.1 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER........................................................19

EXHIBIT 99.2 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER........................................................20

                          PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC.
AND SUBSIDIARIES
Annapolis, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                     March 31,       December 31,
                                                                                       2003                2002
                                                                                       ----                ----
                                                                                             (Unaudited)
           ASSETS
Cash                                                                              $     6,840,512      $     3,756,640
Interest bearing deposits in other banks                                                1,875,895            4,190,768
Federal funds                                                                          26,524,622           10,712,827
Investment securities, held to maturity                                                 8,000,000            4,000,000
Mortgage backed securities held to maturity                                             5,440,354            5,661,304
Loans held for sale                                                                     8,333,125           17,481,301
Loans receivable, net                                                                 423,484,660          401,343,360
Accrued interest receivable - loans                                                     2,458,628            2,465,187
                            - mortgage backed
                               securities                                                  21,577               22,327
                            - investments                                                  20,808               61,911
Foreclosed real estate, net                                                                    --              223,911
Premises and equipment, at cost, less
 accumulated depreciation                                                               4,802,163            4,737,936
Mortgage servicing rights                                                                  17,690               19,340
Federal Home Loan Bank of Atlanta stock
 at cost                                                                                1,900,000            1,900,000
Deferred income taxes                                                                   1,090,356            1,090,356
Income taxes receivable                                                                        --              164,255
Prepaid expenses and other assets                                                         564,003              249,517
Goodwill                                                                                  333,569              333,569
                                                                                   --------------      ---------------

Total assets                                                                         $491,707,962         $458,414,509
                                                                                   ==============      ===============


The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC.
AND SUBSIDIARIES
Annapolis, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                   March 31,      December 31,
                                                                                      2003                2002
                                                                                      ----                ----
                                                                                  (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits                                                                          $409,231,484         $377,925,041
   Federal Home Loan Bank advances                                                     32,000,000           34,000,000
   Advance payments by borrowers for expenses                                           1,630,102            1,049,408
   Income taxes payable                                                                 1,764,613              464,937
   Accounts payable and accrued expenses                                                1,580,424            1,793,746
                                                                                    -------------     ----------------
Total liabilities                                                                     446,206,623          415,233,132

Stockholders' Equity
   Non-cumulative preferred stock $1.00 par value, Series A 500,000 shares authorized; 200,002 issued
    and outstanding March 31, 2003 and December 31, 2002                                  200,002              200,002
   Additional paid-in capital                                                           3,800,038            3,800,038
   Common stock, $.01 par value, 20,000,000 shares
    authorized; issued and outstanding 4,142,592 March 31, 2003
    and December  31, 2002                                                                 41,426               41,426
   Additional paid-in capital                                                          11,425,910           11,425,910
   Retained earnings (substantially restricted)                                        30,033,963           27,714,001
                                                                                     ------------        -------------

Total stockholders' equity                                                             45,501,339           43,181,377
                                                                                     ------------         ------------

Total liabilities and stockholders' equity                                           $491,707,962         $458,414,509
                                                                                       ==========           ==========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                     For Three Months Ended March 31,
                                                                                         2003               2002
                                                                                         ----               ----
Interest Income
   Interest on loans                                                                     $8,681,893         $7,616,363
   Interest on securities held to maturity                                                   46,148            106,319
   Interest on mortgage backed securities                                                    56,921              3,372
   Other interest income                                                                     78,252             72,946
                                                                                       ------------        -----------
      Total interest income                                                               8,863,214          7,799,000
Interest Expense
   Interest on deposits                                                                   2,926,412          3,090,333
   Interest on short term borrowings                                                             --             94,896
   Interest on long term borrowings                                                         210,744            400,268
                                                                                          ---------          ---------
      Total interest expense                                                              3,137,156          3,585,497
                                                                                          ---------          ---------

      Net interest income                                                                 5,726,058          4,213,503
Provision for loan losses                                                                   225,000            105,000
                                                                                       ------------       ------------
      Net interest income after provision
        for loan losses                                                                   5,501,058          4,108,503

Other Income
   Gain on sale of foreclosed real estate                                                   169,545               --
   Gain on sale of loans                                                                    457,576            305,817
   Real estate commissions                                                                  103,941            212,133
   Real estate management fees                                                               81,392             81,465
   Mortgage processing and servicing fees                                                   217,983            156,347
   All other income                                                                         134,628            111,544
                                                                                       ------------       ------------
      Net other income                                                                    1,165,065            867,306
Non-Interest Expenses
   Compensation and related expenses                                                      1,549,768          1,325,410
   Occupancy                                                                                129,404            122,181
   Net expense of foreclosed real estate                                                         --                (63)
   Other                                                                                    441,675            434,785
                                                                                          ---------         ----------
      Total non-interest expenses                                                         2,120,847          1,882,313
                                                                                        -----------       ------------

Income before income tax provision                                                        4,545,276          3,093,496
Income tax provision                                                                      1,838,664          1,197,497
                                                                                        -----------       ------------
      Net income                                                                        $ 2,706,612         $1,895,999
                                                                                          =========          =========
Basic earnings per common share                                                         $       .64         $      .45
                                                                                          =========          =========
Diluted earnings per common share                                                       $       .64         $      .45
                                                                                          =========          =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                         SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        For The Three Months Ended March 31,
                                                                                      ----------------------------------------
                                                                                          2003                   2002
                                                                                          ----                   ----
Operating Activities
    Net income                                                                         $    2,706,612            $1,895,999
    Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities
       Amortization of deferred loan fees                                                    (571,629)             (508,938)
         Loan fees deferred                                                                   537,310               560,647
       Accretion of discount on mortgages                                                      (2,047)               (2,067)
       Amortization of premium on investment
            securities                                                                             --                   546
       Accretion of discount on investment securities                                              --                   (94)
       Amortization of premium on mortgage backed
            securities                                                                          7,134                    --
       Accretion of discount on mortgage backed
            securities                                                                            (41)                  (41)
       Provision for loan losses                                                              225,000               105,000
       Provision for depreciation                                                              69,582                66,840
       Gain on sale of loans                                                                 (457,576)             (305,817)
       Gain on sale of foreclosed real estate                                                (169,545)                   --
       Proceeds from loans sold to others                                                  40,022,214            20,028,148
       Loans originated for sale                                                          (30,436,100)          (22,957,631)
Principal collected on loans originated
            for sale                                                                           19,638                 8,169
       Tax effect of preferred stock dividends                                                 34,758                34,758
       Decrease (increase) in accrued interest on loans                                         6,559              (142,266)
       Decrease in accrued interest on
            investments                                                                        41,103                 6,829
       Decrease in accrued interest on mortgage
            backed securities                                                                     750                   209
       Decrease in mortgage servicing rights                                                    1,650                 1,650
       Decrease in income taxes
            receivable                                                                        164,255                   950
Increase in prepaid expenses
            and other assets                                                                 (314,486)              (15,282)
       Decrease in accrued interest payable                                                    (5,706)              (15,875)
       (Decrease) increase in accounts payable
            and accrued expenses                                                             (213,322)              184,983
       Increase in income taxes payable                                                     1,299,676               879,920
                                                                                   ------------------       ---------------
            Net cash provided by (used by) operating activities                            12,965,789              (173,363)

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                        For The Three Months Ended March 31,
                                                                                          2003                  2002
                                                                                          ----                  ----
Cash Flows from Investing Activities
    Purchase of investment securities                                                       $(6,000,000)        $(4,000,000)
Proceeds from maturing investment securities                                                  2,000,000           2,000,000
    Principal collected on mortgage backed
       securities                                                                               213,857              28,645
    Longer term loans originated                                                            (38,264,636)        (43,111,563)
Principal collected on longer term loans                                                     16,399,723          28,400,920
    Net (increase) decrease in short-term loans                                                (219,021)            239,318
    Loans purchased                                                                            (246,000)           (197,000)
Proceeds from sale of foreclosed real estate                                                    393,456                  --
    Investment in premises and equipment                                                       (133,809)           (127,500)
                                                                                               ---------           ---------
       Net cash used by investing activities                                                (25,856,430)        (16,767,180)

Cash Flows from Financing Activities
------------------------------------
    Net increase in demand deposits, money
       market, passbook accounts and advances
       by borrowers for taxes and insurance                                                  25,180,559          18,829,200
    Net increase (decrease) in certificates of
       deposit                                                                                6,712,284          (3,081,653)
    Increase in checks outstanding
       in excess of bank balance                                                                     --             989,928
    Additional borrowed funds                                                                        --          17,000,000
    Repayment of borrowed funds                                                              (2,000,000)        (15,000,000)
Cash dividends                                                                                 (421,408)           (335,406)
    Proceeds from exercise of options                                                                --             191,400

            Net cash provided by financing activities                                        29,471,435          18,593,469
                                                                                           ------------        -------------

                              SEVERN BANCORP, INC.
                                AND SUBSIDIARIES
                               Annapolis, Maryland

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                       For the Three Months Ended March 31,

                                                                                          2003                  2002
                                                                                          ----                  ----
Increase in cash and cash
    equivalents                                                                        $     16,580,794       $   1,652,926
Cash and cash equivalents at beginning of year                                               18,660,235           6,038,459
                                                                                         --------------       -------------
Cash and cash equivalents at end of period                                             $     35,241,029        $  7,691,385
                                                                                            ==========          ==========
The Following is a Summary of Cash and
 Cash Equivalents
    Cash                                                                                $   6,840,512        $    1,512,767
    Interest bearing deposits in other banks                                                1,875,895               595,455
    Federal funds                                                                          26,524,622             5,583,163
                                                                                       --------------        --------------
Cash and cash equivalents reflected on the
    statement of cash flows                                                            $   35,241,029         $   7,691,385
                                                                                           ==========            ==========
Supplemental Disclosure of Cash Flows Information:
    Cash Paid During Period For:
       Interest                                                                        $    3,161,608         $   3,588,213
                                                                                           ==========            ==========
       Income taxes                                                                    $      334,050         $     285,940
                                                                                           ==========            ==========

     Transfer from retained earnings to additional paid in capital for 3 for 1 stock split declared
       in the form of a dividend                                                       $           --         $      27,047
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

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 1 - Basis of Presentation

                   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year December 31, 2003 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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


                                                         Three Months Ended                 Three Months Ended
                                                             March 31, 2003                     March 31, 2002
                                                     -----------------------------      ------------------------

           Net income                                            $ 2,706,612                    $  1,895,999
             Less - preferred stock dividends,
                net of tax                                           (55,243)                        (55,242)
                                                                    --------                         -------
              Net income available to shareholders               $ 2,651,369                    $  1,840,757
                                                                   =========                       =========

           Weighted average shares outstanding
               Basic EPS                                            4,142,592                      4,057,092
           Effect of Dilutive Shares
              Stock warrants                                               --                             --
              Stock options                                            12,700                         30,224
                                                                   ----------                      ---------
           Adjusted weighted average shares
             Used for dilutive EPS                                  4,155,292                      4,087,316
                                                                    ========                        ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company

         Severn Bancorp, Inc. ("Bancorp") is a savings and loan holding company chartered in the state of Maryland in 1990. It conducts business through three subsidiaries: Severn Savings Bank, FSB (the "Bank"), its principal subsidiary; Louis Hyatt, Inc. t/a Hyatt Real Estate, a real estate brokerage and property management company, which Bancorp acquired in June 2001; and SBI Mortgage Company, which engages in the origination of mortgages that do not meet the underwriting criteria of the Bank. The Bank has two branches in Anne Arundel County, Maryland which offer a full range of deposit products, and the Bank originates mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Northern Virginia. In June 2002, the Company's common stock was approved for listing on the Nasdaq Small Cap Market, and now trades under the symbol "SVBI".

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

         Results of Operations

         Net income for the first quarter of 2003 was $2,707,000 or diluted earnings per share of $.64 as compared to net income of $1,896,000 in the first quarter of 2002, or diluted earnings per share of $.45. This represents an increase of $811,000 or 42.8% compared with the first quarter of 2002. Earnings per diluted share increased $.19 or 42.2% compared with the first quarter of 2002. Net income for the first quarter of 2003 increased significantly above that for the first quarter of 2002 as a result of the continuing low interest rate environment which increased the interest rate spread, along with the continuation of a high volume of mortgage loan originations.

         Net interest income, which is interest earned net of interest charges, totaled $5,726,000 for the first quarter of 2003, compared to $4,214,000 for the first quarter of 2002, representing an increase of $1,512,000 or 35.9%. This increase is a result of both an increase in interest earned on mortgage loans and a reduction in the cost of deposits and borrowings, resulting in an improving net interest margin, which increased 43 basis points to 4.99% from 4.56%.

         Loan loss provisions were $225,000 in the first quarter of 2003 compared to $105,000 in the first quarter of 2002. This was an increase of $120,000 or 114.3%. The increase in the loan loss provision was due to management's concern that the status of the general economy was worsening and that there may be a greater risk of loan defaults due to the uncertainty surrounding economic conditions.

         Other income totaled $1,165,000 for the first quarter of 2003, as compared to $867,000 during the first quarter of 2002, an increase of $298,000 or 34.4%. The increase in other income was primarily the result of gain on sale of foreclosed real estate of $170,000 in the first quarter of 2003 and an increase in gain on sale of loans of $152,000 to $458,000 for the first quarter of 2003 compared to $306,000 for the comparable quarter of 2002, an increase of 49.7%, due to a higher volume of loans sold in the first quarter of 2003. Also, mortgage processing and servicing fees increased $62,000 or 39.7% to $218,000 for the first quarter of 2003, compared to $156,000 for the first quarter of 2002 due to increased loan volume. These increases were partially offset by a decrease in real estate commissions of $108,000 or 50.9% to $104,000 for the quarter ended March 31, 2003 from $212,000 for the quarter ended March 31, 2002. The receipt of real estate commissions is affected by the volume and size of transactions closed in a particular period, and during the first quarter of 2003, less transactions were closed than in the first quarter of 2002. Hyatt Real Estate relies upon the sale and lease of commercial properties for a significant portion of its commission revenues. It is difficult to determine whether this reduction in commission revenues is the beginning of a trend or whether it is a result of the timing of the closing of commercial transactions.

         Total non-interest expense for the first quarter of 2003 was $2,121,000, as compared to $1,882,000 for the first quarter of 2002, an increase of $239,000 or 12.7%. This increase was primarily in compensation and related expenses, which increased $225,000, or 17.0%, which was the result of the increase in mortgage loan originations between the first quarter of 2002 and the first quarter of 2003. Mortgage loan officers are compensated, in the form of commissions, based upon loans originated and as a result, as mortgage originations increase the commissions earned by loan officers also increase.

         Income Taxes

         Income tax expense was $1,839,000 for the first quarter of 2003, as compared to $1,197,000 for the first quarter of 2002, an increase of $642,000 or 53.6%. The effective tax rate for the three months ended March 31, 2003 and 2002 was 40.45% and 38.71%, respectively.

         Analysis of Financial Condition

         Total assets at March 31, 2003 increased to $491,708,000 from $458,415,000 at December 31, 2002, representing an increase of $33,293,000 or 7.3%. Cash and cash equivalents increased $16,581,000 or 88.9% to $35,241,000 at March 31, 2003 from $18,660,000 at December 31, 2002 primarily as a result of proceeds from loans sold and an increase in deposits. Investment securities increased $4,000,000 or 100.0% to $8,000,000 at March 31, 2003 from $4,000,000 at December 31, 2002 as a result of investing excess cash. Loan demand continued to be strong during the first quarter of 2003, as net loans receivable increased to $423,485,000 as of March 31, 2003 from $401,343,000 as of December 31, 2002, which is an increase of $22,142,000 or 5.5%. Loans held for sale as of March 31, 2003 was $8,333,000 which is a decrease of $9,148,000 or 52.3%, less than loans held for sale in the amount of $17,481,000 as of December 31, 2002. This decrease was due primarily to a higher than normal volume of loans held for sale at December 31, 2002, most of which were sold during the quarter ended March 31, 2003. Total deposits as of March 31, 2003 increased to $409,231,000 from $377,925,000 as of December 31, 2002, representing an increase of $31,306,000 or 8.3%. This increase is primarily attributable to an ongoing campaign by the Bank to attract money market deposit accounts. Federal Home Loan Bank advances decreased $2,000,000, or 5.9%, to $32,000,000 as of March 31, 2003 as compared to $34,000,000 as of December 31, 2002, as a result of repayments.

         Stockholders' Equity

         Total stockholders' equity was $45,501,000 as of March 31, 2003 compared to $43,181,000 as of December 31, 2002, an increase of $2,320,000 or 5.4%. This increase resulted primarily from an increase in net earnings, offset by dividends paid.

         Asset Quality

         Non-accrual loans (those loans 90 or more days in arrears) were $1,263,000 as of March 31, 2003 compared to $1,758,000 as of December 31, 2002.
At March 31, 2003 the total allowance for loan losses was $4,157,000, which is ..98% of total loans, compared with $3,991,000, which was .99% of total loans as of December 31, 2002. The adequacy of the allowance is monitored monthly. Bancorp's management believes the allowance is adequate as of March 31, 2003.

         Liquidity

         Bancorp's liquidity is determined by its ability to raise funds through loan payments, maturing investments, deposits, borrowed funds, capital, and the sale of loans. Based on the internal and external sources available, Bancorp's liquidity position exceeded anticipated short-term and long-term needs at March 31, 2003. Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

         In assessing its liquidity the management of Bancorp considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that Bancorp may take advantage of business opportunities.

         Management believes it has sufficient cash flow and liquidity to meet its current commitments. Certificates of deposit, which are scheduled to mature in less than one year at March 31, 2003 totaled $136,563,000. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. At March 31, 2003, the Company had commitments to originate loans of $31,023,000, unused lines of credit of $30,453,000, and commitments under standby letters of credit of $7,334,000. The Bank has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from the FHLB of Atlanta should the need arise. As of March 31, 2003, outstanding FHLB borrowings totaled $32,000,000, and the Bank had available to it up to an additional $90,000,000 in borrowing availability from the FHLB of Atlanta.

         Net cash provided by operating activities for the quarter ended March 31, 2003 was $12,966,000 compared to net cash used for the quarter ended March 31, 2002 of ($173,000). Net cash used by investing activities for the quarter ended March 31, 2003 was $25,856,000, an increase of $9,089,000 from $16,767,000 for the quarter ended March 31, 2002. Net cash provided by financing activities was $29,471,000 and $18,593,000 for the current and prior year's quarters, respectively. As a result cash and cash equivalents were $35,241,000 as of March 31, 2003 which was an increase of $27,550,000 as compared to March 31, 2002. Cash provided by increased deposits and loans sold was partially offset by net cash used for strong loan origination activity that outpaced principal repayments.

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

         Recent Accounting Pronouncements

         In November, 2002, FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions for this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

         The provisions for this interpretation were implemented, and did not have a material impact on the consolidated financial statements.

         Average Balance Sheet

         The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through the first three months of the year.

                [see table on the following page]

Severn Bancorp and Subsidiaries
Average Balance Sheet

                                          3 Months Ended March 31, 2003                         3 Months Ended March 31, 2002
                                          -----------------------------                         -----------------------------

                                        Average                       Rate                 Average                       Rate
ASSETS                                   Volume       Interest     Annualized               Volume       Interest     Annualized
   Loans                              $ 426,490,275   $ 8,681,893        8.14%           $ 352,817,982   $ 7,616,363        8.63%

   Investments                            4,666,667        46,148        3.96%               8,998,148       106,319        4.73%

   Mortgage-backed securities             5,523,807        56,921        4.12%                 191,578         3,372        7.04%

   Other interest earning assets         22,705,055        78,252        1.38%               7,763,043        72,946        3.76%
                                     ----------------------------- ------------         ----------------------------- ------------
   Total interest-earning assets        459,385,804     8,863,214        7.72%             369,770,751     7,799,000        8.44%

Non-interest earning assets              20,123,254                                         13,796,320
                                    ---------------                                    ---------------
Total Assets                           $479,509,058                                       $383,567,071
                                     ===============                                    ===============

LIABILITIES & STOCKHOLDERS' EQUITY

   Savings & checking                   181,462,505       875,075        1.93%             108,726,377       740,062        2.72%

   Certificates of Deposit              216,983,281     2,051,337        3.78%             191,959,352     2,350,271        4.90%

   Short-term borrowings                         --            --           --              12,000,000        94,896        3.16%

   Long-term borrowings                  32,000,000       210,744        2.63%              31,333,333       400,268        5.11%
                                     ----------------------------- ------------         ----------------------------- ------------
   Total interest-bearing liabilities   430,445,786     3,137,156        2.92%             344,019,062     3,585,497        4.17%

Non-interest bearing liabilities          4,455,300                                          3,561,480


Stockholders' equity                     44,607,972                                         35,986,529
Total liabilities &
                                    ---------------                                     ---------------
   stockholders' equity               $ 479,509,058                                      $ 383,567,071
                                     ===============                                    ===============

Net Interest Income                                  $  5,726,058                                        $ 4,213,503
                                                     ============                                        ===========
Interest Rate Spread                                                     4.80%                                              4.27%
Net Interest Margin                                                      4.99%                                              4.56%


Average interest-earning assets to average interest-bearing
liabilities                                                            106.72%                                            107.49%




         Commitments, Contingencies and Off-Balance Sheet Risk

         The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

         Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:


         Financial Instruments Whose Contract                          Contract Amount At
         Amounts Represent Credit Risk                        March 31, 2003    December 31, 2002
         -----------------------------                        --------------    -----------------
         Standby letters of credit                            $  7,334,000              $  6,694,000
         Home equity loan commitments                         $  8,691,000              $  8,014,000
         Loan commitments                                     $ 31,023,000              $ 24,772,000
         Lines of credit                                      $ 21,762,000              $ 22,368,000
         Loans sold and serviced with limited
             repurchase provisions                            $ 19,799,000              $ 10,163,000

         Critical Accounting Policies

         The Company's significant accounting policies are set forth in note 1 of the consolidated financial statements as of December 31, 2002 which was filed on Form 10-K. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management's most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that it is not known to management at the time of the issuance of the consolidated financial statements.

         Legal Proceedings

         There are various claims pending involving the Bank, arising in the normal course of business. Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to Bancorp's financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         There has been no material change in market risk since December 31, 2002, as reported in Bancorp's Form 10-K filed with the United States Securities and Exchange Commission on or about March 20, 2003.

Item 4. Controls and Procedures

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with Securities and Exchange Commission. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date we carried out our last evaluation.

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

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.    Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits
                  99.1 Certification of Principal Executive Officer
                  99.2 Certification of Principal Financial Officer

         (b) Reports - On April 10, 2003 Bancorp filed a Current Report on Form 8-K to report the issuance of a press release commenting on 2003 first quarter earnings.

                                   SIGNATURES

         Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SEVERN BANCORP, INC.
                                     Registrant

May 8, 2003                                   /s/
-----------------                    -------------------------------------------
Date:                                Alan J. Hyatt,
                                     President, Chief Executive Officer
                                     and Chairman of the Board
                                     (Principal Executive Officer)

May 8, 2003                                   /s/
-----------------                    -------------------------------------------
Date:                                Cecelia Lowman, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

Date:    May 8, 2003                    /s/
         ------------          -------------------------------------------------
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


Date: May 8, 2003                    /s/
      -------------         ----------------------------------------------------
                            Cecelia Lowman, Chief Financial Officer
                            (Principal Financial and Accounting Officer)