Form 10-Q
period 2003-06-30
SEVERN BANCORP INC
filed 2003-08-12
CIK 868271

UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
                               -------------

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

                                    SEVERN BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Maryland                                             52-1726127
-----------------------------------------         ------------------------------
(State or other jurisdiction of incorporation or        (I.R.S. Employer
            organization)                              Identification No.)

  1919 A West Street, Annapolis, Maryland                      21401
-------------------------------------------------      -------------------------
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       410-268-4554
                                                    ----------------------------


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

         Common Stock, par value $0.01 per share, 4,142,592 shares outstanding at August 8 , 2003.



                              SEVERN BANCORP, INC.
                                Table of Contents
PART I - FINANCIAL INFORMATION............................................................................................1

Item 1.           Financial Statements ...................................................................................1

                  Consolidated Statements of Financial Condition as of June 30, 2003
                  (Unaudited) and December 31, 2002.......................................................................1
                  Consolidated Statements of Operations (Unaudited).......................................................3
                  Consolidated Statements of Cash Flows (Unaudited).......................................................4
                  Notes to Consolidated Financial Statements (Unaudited) .................................................7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operation .............................................................................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .....................................................17

Item 4.           Controls and Procedures ...............................................................................17

PART II - OTHER INFORMATION .............................................................................................17

Item 1.           Legal Proceedings .....................................................................................17

Item 2.           Changes in Securities and Use of Proceeds .............................................................17

Item 3.           Defaults Upon Senior Securities .......................................................................17

Item 4.           Submission of Matters to a Vote of Security Holders ...................................................17

Item 5.           Other Information .....................................................................................18

Item 6.           Exhibits and Reports on Form 8-K ......................................................................18

SIGNATURES  .............................................................................................................18

EXHIBIT 99.1 CERTIFICATION OF ALAN J. HYATT .............................................................................19

EXHIBIT 99.1 CERTIFICATION OF CECELIA LOWMAN ............................................................................20

EXHIBIT 99.2 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER................................................................21

EXHIBIT 99.2 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER................................................................21

                          PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC.
AND SUBSIDIARIES
Annapolis, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                     June 30,          December 31,
                                                                                       2003                2002
                                                                                       ----                ----
                                                                                                    (Unaudited)
           ASSETS
Cash                                                                              $     4,278,800      $     3,756,640
Interest bearing deposits in other banks                                                6,512,377            4,190,768
Federal funds                                                                                  --           10,712,827
Investment securities, held to maturity                                                 6,000,000            4,000,000
Mortgage backed securities held to maturity                                             8,045,810            5,661,304
Loans held for sale                                                                    18,548,403           17,481,301
Loans receivable, net                                                                 450,940,293          401,343,360
Accrued interest receivable - loans                                                     2,490,092            2,465,187
                                             - mortgage backed
                                                  securities                               33,905               22,327
                                             - investments                                 61,226               61,911
Foreclosed real estate, net                                                                    --              223,911
Premises and equipment, at cost, less
 accumulated depreciation                                                               4,981,221            4,737,936
Mortgage servicing rights                                                                  16,040               19,340
Federal Home Loan Bank of Atlanta stock
 at cost                                                                                2,000,000            1,900,000
Deferred income taxes                                                                   1,090,356            1,090,356
Income taxes receivable                                                                        --              164,255
Goodwill                                                                                  333,569              333,569
Prepaid expenses and other assets                                                         177,136              249,517
                                                                                   --------------      ---------------
Total assets                                                                         $505,509,228         $458,414,509
                                                                                       ==========           ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC.
AND SUBSIDIARIES
Annapolis, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                   June 30,           December 31,
                                                                                      2003                2002
                                                                                      ----                ----
                                                                                  (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits                                                                          $414,373,751         $377,925,041
   Federal Home Loan Bank advances                                                     40,000,000           34,000,000
   Advance payments by borrowers for expenses                                           2,142,680            1,049,408
   Income taxes payable                                                                    47,739              464,937
   Accounts payable and accrued expenses                                                1,032,951            1,793,746
                                                                                    -------------     ----------------
Total liabilities                                                                     457,597,121          415,233,132

Stockholders' Equity
   Non-cumulative preferred stock $1.00 par value, Series A 500,000 shares authorized; 200,002 issued
    and outstanding June 30, 2003 and December 31, 2002                                   200,002              200,002
   Additional paid-in capital                                                           3,800,038            3,800,038
   Common stock, $.01 par value, 20,000,000 shares
    authorized; issued and outstanding 4,142,592 June 30, 2003
    and  December 31, 2002                                                                41,426               41,426
   Additional paid-in capital                                                          11,425,910           11,425,910
   Retained earnings (substantially restricted)                                        32,444,731           27,714,001
                                                                                     ------------        -------------

Total stockholders' equity                                                             47,912,107           43,181,377
                                                                                     ------------         ------------

Total liabilities and stockholders' equity                                           $505,509,228         $458,414,509
                                                                                       ==========           ==========





The accompanying notes to consolidated financial statements are an integral part of these statements.

                              SEVERN BANCORP, INC.
                                AND SUBSIDIARIES
                               Annapolis, Maryland
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              For Three Months June 30,                 For Six Months June 30,
                                                              -------------------------                 -----------------------
                                                                2003             2002                   2003              2002
                                                                ----             ----                   ----              ----
Interest Income
   Interest on loans                                         $8,935,697       $8,003,436            $17,617,590       $15,619,799
   Interest on securities held to maturity                       81,743          108,483                127,891           214,802
   Interest on mortgage backed securities                        84,684            8,788                141,605            12,160
   Other interest income                                         70,279           46,415                148,531           119,361
                                                           ------------        ---------           ------------      ------------
      Total interest income                                   9,172,403        8,167,122             18,035,617        15,966,122

Interest Expense
   Interest on deposits                                       2,788,977        2,964,278              5,715,389         6,054,611
   Interest on short term borrowings                                 --           45,359                     --           140,255
   Interest on long term borrowings                             316,729          340,046                527,473           740,314
                                                             ----------       ----------              ---------         ---------
      Total interest expense                                  3,105,706        3,349,683              6,242,862         6,935,180
                                                              ---------        ---------              ---------         ---------

      Net interest income                                     6,066,697        4,817,439             11,792,755         9,030,942
Provision for loan losses                                       225,000          135,000                450,000           240,000
                                                              ---------          -------           ------------      ------------
      Net interest income after provision
        for loan losses                                       5,841,697        4,682,439             11,342,755         8,790,942

Other Income
   Gain on sale of foreclosed real estate                         (450)               --                169,095                --
   Gain on sale of loans                                        301,324          297,319                758,900           603,136
   Real estate commissions                                      147,858          227,252                251,799           439,385
   Real estate management fees                                  100,379           90,571                181,771           172,036
   Mortgage processing and servicing fees                       242,179          155,673                460,162           312,020
   All other income                                             123,623          123,640                258,251           235,184
                                                              ---------        ---------           ------------       -----------
      Net other income                                          914,913          894,455              2,079,978         1,761,761

Non-Interest Expenses
   Compensation and related expenses                          1,530,627        1,351,604              3,080,395         2,677,014
   Occupancy                                                    125,647          123,943                255,051           246,124
   Net expense of foreclosed real estate                             --            (347)                     --             (410)
   Other                                                        543,434          519,595                985,109           954,380
                                                             ----------        ---------              ---------        ----------
      Total non-interest expenses                             2,199,708        1,994,795              4,320,555         3,877,108
                                                              ---------        ---------            -----------      ------------

Income before income tax provision                            4,556,902        3,582,099              9,102,178         6,675,595
Income tax provision                                          1,759,484        1,404,558              3,598,148         2,602,055
                                                              ---------      -----------            -----------      ------------

      Net income                                           $  2,797,418     $  2,177,541           $  5,504,030     $   4,073,540
                                                              =========         ========              =========         =========
Basic earnings per common share                            $        .66     $        .52           $       1.30     $         .97
                                                              =========         ========              =========         =========
Diluted earnings per common share                          $        .66     $        .51           $       1.30     $         .96
                                                              =========         ========              =========         =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                     For The Six Months Ended June 30,
                                                                          ------------------------------------------------------
                                                                                          2003                   2002
                                                                                          ----                   ----
Operating Activities
    Net income                                                                         $    5,504,030            $4,073,540
    Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities        _
       Amortization of deferred loan fees                                                  (1,145,179)           (1,000,956)
         Loan fees deferred                                                                 1,251,872             1,153,075
       Accretion of discount on mortgages                                                      (3,425)               (4,955)
       Amortization of premium on investment
            securities                                                                             --                 1,094
       Accretion of discount on investment securities                                              --                  (191)
       Amortization of premium on mortgage backed
            securities                                                                         14,765                    86
       Accretion of discount on mortgage backed
            securities                                                                            (81)                  (81)
       Provision for loan losses                                                              450,000               240,000
       Provision for depreciation                                                             136,289               130,616
       Gain on sale of loans                                                                 (758,900)             (603,136)
       Gain on sale of foreclosed real estate                                                (169,095)                   --
       Proceeds from loans sold to others                                                  69,119,956            41,646,010
       Loans originated for sale                                                          (69,457,008)          (38,884,205)
Principal collected on loans originated
            for sale                                                                           28,850                15,840
       Tax effect of preferred stock dividends                                                 69,516                69,516
        Increase in accrued interest on loans                                                 (24,905)             (188,131)
       Decrease (increase) in accrued interest on
            investments                                                                           685               (31,605)
       Increase in accrued interest on mortgage
            backed securities                                                                 (11,578)               (3,270)
       Decrease in mortgage servicing rights                                                    3,300                 3,300
       Decrease (increase) in income taxes
            receivable                                                                        164,255              (195,050)
Decrease in prepaid expenses
            and other assets                                                                   72,381                24,795
       Decrease in accrued interest payable                                                   (11,733)              (13,497)
       (Decrease) increase in accounts payable
            and accrued expenses                                                             (760,795)               29,448
       Decrease in income taxes payable                                                      (417,198)              (59,888)
                                                                                    ------------------      ---------------

            Net cash provided by operating activities                                       4,056,002             6,402,355

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       For The Six Months Ended June 30,
                                                                                          2003                  2002
                                                                                          ----                  ----
Cash Flows from Investing Activities
    Purchase of investment securities                                                       $(8,000,000)        $(4,000,000)
Proceeds from maturing investment securities                                                  6,000,000           2,000,000
    Purchase of mortgage backed securities                                                   (3,461,022)           (622,346)
    Principal collected on mortgage backed
       securities                                                                             1,061,832              52,967
    Longer term loans originated                                                            (81,892,615)        (82,033,573)
Principal collected on longer term loans                                                     32,289,405          41,172,196
    Net (increase) decrease in short-term loans                                                (300,990)            427,220
    Loans purchased                                                                            (246,000)           (197,000)
Proceeds from sale of foreclosed real estate                                                    393,006              88,207
    Investment in premises and equipment                                                       (379,575)           (155,845)
    Purchase of Federal Home Loan Bank of
       Atlanta stock                                                                           (100,000)                 --
                                                                                       -----------------  -----------------
Net cash used by investing activities                                                       (54,635,959)        (43,268,174)

Cash Flows from Financing Activities
------------------------------------
    Net increase in demand deposits, money
       market, passbook accounts and advances
       by borrowers for taxes and insurance                                                  28,485,644          39,440,378
    Net increase in certificates of deposit                                                   9,068,071           4,561,282
    Increase (decrease) in checks outstanding
       in excess of bank balance                                                                     --            (798,088)
Additional borrowed funds                                                                    10,000,000          27,000,000
    Repayment of borrowed funds                                                              (4,000,000)        (34,000,000)
Cash dividends                                                                                 (842,816)           (671,173)
    Proceeds from exercise of options                                                                --             224,400
                                                                                  ---------------------        ------------

            Net cash provided by financing activities                                        42,710,899          35,756,799
                                                                                           ------------        -------------

                             SEVERN BANCORP, INC.
                                AND SUBSIDIARIES
                               Annapolis, Maryland

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      For the Six Months Ended June 30,
                                                                                          2003                  2002
                                                                                          ----                  ----

Decrease in cash and cash equivalents                                                  $     (7,869,058)      $  (1,109,020)
Cash and cash equivalents at beginning of year                                               18,660,235           6,038,459
                                                                                         --------------       ---------------

Cash and cash equivalents at end of period                                             $     10,791,177        $  4,929,439
                                                                                             ==========          ==========

The Following is a Summary of Cash and
 Cash Equivalents
    Cash                                                                                $   4,278,800        $    2,965,746
    Interest bearing deposits in other banks                                                6,512,377             1,233,571
    Federal funds                                                                                  --               730,122
                                                                                         ------------          ------------

Cash and cash equivalents reflected on the
    statement of cash flows                                                            $   10,791,177         $   4,929,439
                                                                                           ==========            ==========
Supplemental Disclosure of Cash Flows Information:
    Cash Paid During Period For:

       Interest                                                                        $    6,280,169         $   6,950,418
                                                                                           ==========            ==========

       Income taxes                                                                    $    3,775,650         $   2,787,478
                                                                                           ==========            ==========

     Transfer from retained earnings to additional paid in capital for 3 for 1 stock split declared
       in the form of a dividend                                                  $                 --       $       27,047
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

                      SEVERN BANCORP, INC. AND SUBSIDIARIES
                               Annapolis, Maryland

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 1 - Basis of Presentation

                   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year December 31, 2003 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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


                                                         Three Months Ended                 Three Months Ended
                                                             June 30, 2003                      June 30, 2002
                                                     ----------------------------       ---------------------------
           Net income                                            $ 2,797,418                    $  2,177,541
             Less - preferred stock dividends,
                net of tax                                           (55,243)                        (55,244)
                                                                    --------                         -------
              Net income available to shareholders                $2,742,175                    $  2,122,297
                                                                   =========                       =========

           Weighted average shares outstanding
               Basic EPS                                            4,142,592                      4,090,158
           Effect of Dilutive Shares
                 Stock options                                         13,736                         39,538
                                                                   ----------                      ---------
           Adjusted weighted average shares
             Used for dilutive EPS                                  4,156,328                      4,129,696
                                                                    ========                        ========














SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 3 - Earnings Per Share (continued)


                                                         Six Months Ended                   Six Months Ended
                                                             June 30, 2003                      June 30, 2002
                                                     ----------------------------       --------------------------
           Net income                                            $ 5,504,030                    $  4,073,540
             Less - preferred stock dividends,
                net of tax                                          (110,486)                       (110,486)
                                                                   ---------                        --------
              Net income available to shareholders                $5,393,544                    $  3,963,054
                                                                   =========                       =========

           Weighted average shares outstanding
               Basic EPS                                           4,142,592                       4,073,899
           Effect of Dilutive Shares
              Stock options                                           13,255                          36,070
                                                                  ----------                          ------
           Adjusted weighted average shares
             Used for dilutive EPS                                 4,155,847                       4,109,969
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

         Results of Operations

         Net income for the second quarter of 2003 was $2,797,000, or diluted earnings per share of $.66, as compared to net income of $2,178,000 in the second quarter of 2002, or diluted earnings per share of $.51. This represents an increase of $619,000 or 28.4% compared with the second quarter of 2002. Earnings per diluted share increased $.15, or 29.4%, compared with the second quarter of 2002. Year to date net income through the second quarter of 2003 was $5,504,000, or diluted earnings per share of $1.30, compared to $4,074,000, or diluted earnings per share of $.96 for the same period in 2002. This represents an increase of $1,430,000, or 35.1%, compared to the six months ended June 30, 2002, or an increase of $.34 per diluted share, which is an increase of 35.4%. Net income for the second quarter and six months ended June 30, 2003 increased significantly above that for the same time period of 2002 as a result of the continuing low interest rate environment which continued to encourage a high volume of mortgage originations. The Bank increased its interest rate spread to 4.73% as of June 30, 2003 from 4.49% as of June 30, 2002.

         Net interest income, which is interest earned net of interest charges, totaled $6,067,000 for the second quarter of 2003, compared to $4,817,000 for the second quarter of 2002, representing an increase of $1,250,000, or 25.9%. Net interest income for the year through June 30, 2003 was $11,793,000 compared to $9,031,000 for the six months ended June 30, 2002, representing an increase of $2,762,000, or 30.6%. This increase was a result of the growth of the Bank's portfolio while maintaining a net yield on all of its interest earning assets of 4.96% compared to 4.77% for the comparable period of 2002. The growth in net interest income arose in part from the Bank's continuing ability to attract lower cost liabilities, primarily in the form of money market deposits and Federal Home Loan Bank advances, while enjoying continuing strong loan demand.

         Loan loss provisions were $225,000 in the second quarter of 2003 compared to $135,000 in the second quarter of 2002. This was an increase of $90,000, or 67%. Year to date loan loss provisions were $450,000 as of June 30, 2003, compared to $240,000 as of June 30, 2002, representing an increase of 87.5%. The increase in the loan loss provision was due to management's continuing concern that the status of the general economy was worsening and that there continued to be a greater risk of loan defaults due to the uncertainty surrounding economic conditions.

         Other income totaled $915,000 for the second quarter of 2003, as compared to $894,000 during the second quarter of 2002, which is an increase of $21,000, or 2.3%. Year to date other income was $2,080,000 as of June 30, 2003, compared to $1,762,000 through June 30, 2002, which is an increase of $318,000, or 18%. The increase in other income was primarily the result of an increase in mortgage processing and servicing fees of $86,000, or 55%, to $242,000 in the second quarter of 2003, from $156,000 in the second quarter of 2002. Year to date through June 30, 2003 mortgage processing and servicing fees were $460,000 compared to $312,000 for the period ended June 30, 2002, or an increase of $148,000, or 47.4%. The increase in mortgage processing and servicing fees was partially offset by a decrease in real estate commissions from $227,000 in the second quarter of 2002 to $148,000 for the second quarter of 2003, which was a drop of $79,000, or 34.8%. For the six months ended June 30, 2003 real estate commissions were $252,000 compared to $439,000 for the six months ended June 30, 2002, which is a decrease of $187,000, or 42.6%. Real estate commission revenue is generated from the lease and sale of all types of properties, by Hyatt Real Estate, with the bulk of its transactions coming from commercial leasing and sale transactions. The volume of such transactions have been significantly less in 2003 as compared to 2002. Real estate management fees remained relatively static with year to date through June 30, 2003 management fees being $182,000 compared to $172,000 for the same period ended June 30, 2002, which is an increase of $10,000, or 5.8%. Comparing quarters, real estate management fees were $100,000 for the quarter ended June 30, 2003 compared to $91,000 for the quarter ended June 30, 2002, for an increase of $9,000, or 9.9%. Real estate management fees increased slightly as a result of an increase of properties under management by Hyatt Real Estate. Gain on sale of loans was $301,000 for the quarter ended June 30, 2003 compared to $297,000 for the quarter ended June 30, 2002, which is an increase of $4,000, or 1.3%. Gain on sale of loans through June 30, 2003 was $759,000 compared to $603,000 for the gain on sale of loans through June 30, 2002, representing a 25.9% increase of $156,000. Gain on sale of loans resulted from an increase in loans sold in the secondary market. As a result of the sale of a parcel of land acquired by one of Bancorp's subsidiaries in lieu of foreclosure, gain on sale of foreclosed real estate was $169,000 for the six months ended June 30, 2003. Bancorp had no gain (or loss) on foreclosed real estate for the six months ended June 30, 2002.

         Total non-interest expense for the second quarter of 2003 was $2,200,000, as compared to $1,995,000 for the second quarter of 2002, an increase of $205,000 or 10.3%. Year to date through June 30, 2003 total non-interest expense was $4,321,000 as compared to $3,877,000 for the six months ended June 30, 2002, an increase of $444,000, or 11.4%. This increase was primarily in compensation and related expenses, which increased $179,000, or 13.2% during the second quarter and increased $403,000 or 15.1% for the six month period ended June 30, 2003 compared to the six month period ended June 30, 2002. This increase was primarily because of the increase in compensation to commissioned mortgage loan officers who are paid in the form of commissions based upon mortgage loans originated. Since the volume of mortgage loans increased during the first half of 2003 as compared to 2002, compensation in the form of commissions also increased.

         Income Taxes

         Income tax expense was $1,759,000 for the second quarter of 2003, as compared to $1,405,000 for the second quarter of 2002, an increase of $354,000, or 25.2%. Income tax expense for the year to date ended June 30, 2003 was $3,598,000 compared to $2,602,000 for the period ended June 30, 2002. This was an increase of $996,000, or 38.3%. The effective tax rate for the three months ended June 30, 2003 and 2002 was 38.61% and 39.21%, respectively. The effective tax rate for the six months ended June 30, 2003 and 2002 was 39.53% and 38.98% respectively.

         Analysis of Financial Condition

         Total assets at June 30, 2003 increased to $505,509,000 from $458,415,000 at December 31, 2002, representing an increase of $47,094,000, or 10.3%. Cash and cash equivalents decreased $7,869,000 or 42.2% to $10,791,000 at June 30, 2003 from $18,660,000 at December 31, 2002, primarily as a result of an increase in loans. Investment securities increased $2,000,000, or 50.0%, to $6,000,000 at June 30, 2003 from $4,000,000 at December 31, 2002 as a result of investing excess cash. Loan demand continued to be strong during the second quarter of 2003, as net loans receivable increased to $450,940,000 as of June 30, 2003 from $401,343,000 as of December 31, 2002, which is an increase of $49,597,000, or 12.4%. Loans held for sale as of June 30, 2003 was $18,548,000 which is an increase of $1,067,000, or 6.1%, greater than loans held for sale in the amount of $17,481,000 as of December 31, 2002. This increase was due to a large volume of loans pending sale as of June 30, 2003. Total deposits as of June 30, 2003 increased to $414,374,000 from $377,925,000 as of December 31,
2002, representing an increase of $36,449,000, or 9.6%. This increase is primarily attributable to an ongoing campaign by the Bank to attract money market deposit accounts. Federal Home Loan Bank advances increased $6,000,000, or 17.6%, to $40,000,000 as of June 30, 2003 as compared to $34,000,000 as of
December 31, 2002, as a result of attractive pricing of Federal Home Loan Bank advances as compared to the cost of obtaining retail deposits.

         Stockholders' Equity

         Total stockholders' equity was $47,912,000 as of June 30, 2003 compared to $43,181,000 as of December 31, 2002, an increase of $4,731,000, or 11%. This increase resulted primarily from an increase in net earnings, offset by dividends paid.

         Asset Quality

         Non-accrual loans (those loans 90 or more days in arrears) were $1,172,000 as of June 30, 2003 compared to $1,758,000 as of December 31, 2002.
At June 30, 2003 the total allowance for loan losses was $4,382,000, which is ..97% of total loans, compared with $3,991,000, which was .99% of total loans, as of December 31, 2002. The adequacy of the allowance is monitored monthly. Bancorp's management believes the allowance is adequate as of June 30, 2003.

         Liquidity

         Bancorp's liquidity is determined by its ability to raise funds through loan payments, maturing investments, deposits, borrowed funds, capital, and the sale of loans. Based on the internal and external sources available, Bancorp's liquidity position exceeded anticipated short-term and long-term needs at June 30, 2003. Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

         In assessing its liquidity the management of Bancorp considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that Bancorp may take advantage of business opportunities.

         Management believes it has sufficient cash flow and liquidity to meet its current commitments. Certificates of deposit, which are scheduled to mature in less than one year at June 30, 2003, totaled $138,515,000. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. At June 30, 2003, the Company had commitments to originate loans of $26,664,000, unused lines of credit of $19,247,000, and commitments under standby letters of credit of $7,429,000. The Bank has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from the FHLB of Atlanta should the need arise. As of June 30, 2003, outstanding FHLB borrowings totaled $40,000,000, and the Bank had available to it up to an additional $86,000,000 in borrowing availability from the FHLB of Atlanta.

         Net cash provided by operating activities for the six months ended June 30, 2003 was $4,056,000 compared to net cash provided by operating activities for the six months ended June 30, 2002 of $6,402,000. Net cash used by investing activities for the six months ended June 30, 2003 was $54,636,000, an increase of $11,368,000 from $43,268,000 for the six months ended June 30, 2002. Net cash provided by financing activities was $42,711,000 for the six months ended June 30, 2003 compared to $35,757,000 for the period ended June 30, 2002. As a result, cash and cash equivalents were $10,791,000 as of June 30, 2003 compared to $4,929,000 as of June 30, 2002, an increase of $5,862,000. Cash provided by increased deposits and loans sold was partially offset by net cash used for strong loan origination activity that outpaced principal repayments.

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

         Recent Accounting Pronouncements

         In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting on contracts as either derivatives or hybrid instruments. This Statement is effective for contracts and hedging relationships entered into or modified after June 30, 2003.

         In May 2003, FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003.

         The above accounting pronouncements will not have a material impact on the consolidated financial statements.

         Average Balance Sheet

         The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid through the first three months of the year.

                   [see table on the following page]

Severn Bancorp and Subsidiaries
Average Balance Sheet



                                    Six months ended June 30, 2003                    Six months Ended June 30, 2002
                                         Average                         Rate           Average                         Rate
ASSETS                                   Volume           Interest     Annualized       Volume        Interest        Annualized
                                         ------           --------    ----------     ---------------  -----------    -----------
   Loans                               $ 440,510,236     $ 17,617,590       8.00%      $ 362,848,683  $ 15,619,799         8.61%
   Investments                             6,000,000          127,891       4.26%          8,998,568       214,802         4.77%
   Mortgage-backed securities              6,654,236          141,605       4.26%            389,314        12,160         6.25%
   Other interest earning                 22,315,650          148,531       1.33%          6,095,483       119,361         3.92%
                                     ---------------------------------  ----------  -------------------------------   -----------
   Total interest-earning                475,480,122       18,035,617       7.59%        378,332,048    15,966,122         8.44%

Non-interest earning assets               13,665,653                                     13,980,141
                                     -----------------                              ----------------
Total Assets                             489,145,775                                   $ 392,312,189
                                     ================                               =================

LIABILITIES & STOCKHOLDERS' EQUITY

   Savings & checking                    184,923,031        1,685,087       1.82%        118,411,694     1,541,993         2.60%
   Certificates of Deposit               217,797,066        4,030,302       3.70%        192,787,644     4,512,618         4.68%
   Short-term borrowings                          --               --           %          9,166,667       140,255         3.06%
   Long-term borrowings                   35,166,667          527,473       3.00%         30,666,667       740,314         4.83%
                                    ------------------  --------------- ---------      -------------    --------------
   Total interest-bearing liabilities    437,886,764        6,242,862       2.85%        351,032,672     6,935,180         3.95%
                                     ================                               =================

Non-interest bearing liabilities           4,337,897                                       4,340,485

Stockholders' equity                      46,921,114                                      36,939,032
Total liabilities &
                                                                                    -----------------
                                     ----------------
   stockholders' equity                $ 489,145,775                                   $ 392,312,189
                                     ================                               =================


Net Interest Income                                   $   11,792,755                                    $ 9,030,942
Interest Rate Spread                                                        4.74%                                          4.49%
Net Yield on Interest-Earning Assets                                        4.96%                                          4.77%

Average interest-earning assets to average interest-bearing liabilities
                                                                          108.59%                                        107.78%

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

         Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Financial Instruments Whose Contract            Contract Amount At
Amounts Represent Credit Risk             June 30, 2003     December 31, 2002
-----------------------------             --------------    -----------------

Standby letters of credit                 $  7,429,300        $  6,694,000
Home equity loan commitments              $  9,604,331        $  8,014,000
Loan commitments                          $ 26,664,465        $ 24,772,000
Lines of credit                           $ 19,247,448        $ 22,368,000
Loans sold and serviced with limited
    repurchase provisions                 $ 15,515,174        $ 10,163,000

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

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.  None.

Item 2.  Changes in Securities and Use of Proceeds.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders. On April 30, 2002 an annual shareholders meeting of Bancorp was conducted.

     At that meeting the shareholders voted on the election of 4 directors, Alan
J. Hyatt, Melvin E. Meekins, Jr., Louis DiPasquale, Jr. and Keith Stock, all of whom were elected, and approved the ratification of Anderson Associates, LLP, as auditors for Bancorp for the year ending December 31, 2003. 3,470,434 votes were cast in favor of the election of directors Alan J. Hyatt, Melvin E. Meekins, Jr., Louis DiPasquale, Jr. and Keith Stock with 18,270 votes cast against. 3,421,682 votes were cast in favor of the ratification of Anderson Associates, LLP with 23,147 votes cast against. The following directors continued in office and did not stand for election at the April 30, 2003 annual meeting: S. Scott Kirkley, Melvin Hyatt, Ronald P. Pennington, T. Theodore Schultz, and Dimitri Sfakiyanudis. Mr. Sfakiyanudis resigned as a director effective May 12, 2003.

Item 5.  Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits
                  99.1 Certification of Principal Executive Officer
                  99.2 Certification of Principal Financial Officer

         (b) Reports - On May 14, 2003 Bancorp filed a Current Report on Form 8-K to report the issuance of a press release commenting on resignation of Dimitri Sfakiyanudis.

                                   SIGNATURES

         Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                       SEVERN BANCORP, INC.
                       Registrant

August 12, 2003        /s/ ALAN J. HYATT
-----------------      -----------------------------------------------------
Date:                   Alan J. Hyatt,    President, Chief Executive
                        Officer and Chairman of the Board
                        (Principal Executive Officer)

August 12, 2003        /s/ CECELIA LOWMAN
-----------------      -----------------------------------------------------
Date:                  Cecelia Lowman, Chief Financial Officer
                       (Principal Financial and Accounting Officer)