Form 10-Q
period 2003-09-30
SEVERN BANCORP INC
filed 2003-11-14
CIK 868271

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

OR

[ ]        TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                       to
Commission file number    0-49731

SEVERN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1726127

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1919 A West Street, Annapolis, Maryland	21401

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	410-268-4554

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
Yes                No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share, 4,159,092 shares outstanding at October 6, 2003.

SEVERN BANCORP, INC.

i

PART I– FINANCIAL INFORMATION

Item 1. Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2003	December 30, 2003
ASSETS	(Unaudited)

Cash	$2,369,845	$3,756,640
Interest bearing deposits in other banks	633,167	4,190,768
Federal funds	17,807,053	10,712,827
Investment securities, held to maturity	6,000,000	4,000,000
Mortgage backed securities held to maturity	6,273,661	5,661,304
Loans held for sale	6,875,399	17,481,301
Loans receivable, net	477,408,388	401,343,360
Accrued interest receivable - loans	2,823,187	2,465,187
- mortgage backed securities	26,843	22,327
- investments	30,945	61,911
Foreclosed real estate, net	--	223,911
Premises and equipment, at cost, less
accumulated depreciation	5,270,146	4,737,936
Mortgage servicing rights	14,390	19,340
Federal Home Loan Bank of Atlanta stock
at cost	2,500,000	1,900,000
Deferred income taxes	1,090,356	1,090,356
Income taxes receivable	--	164,255
Goodwill	333,569	333,569
Prepaid expenses and other assets	328,328	249,517

Total assets	$529,785,277	$458,414,509

The accompanying notes to consolidated financial statements
are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2003 (Unaudited)	December 31, 2002
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits	$424,463,898	$377,925,041
Checks outstanding in excess of bank balance	1,791,595	--
Federal Home Loan Bank advances	50,000,000	34,000,000
Advance payments by borrowers for expenses	1,163,246	1,049,408
Income taxes payable	97,153	464,937
Accounts payable and accrued expenses	1,690,693	1,793,746

Total liabilities	479,206,585	415,233,132

Stockholders' Equity
Non-cumulative preferred stock $1.00 par value,
Series A 500,000 shares authorized; 200,002 issued
and outstanding September 30, 2003 and December 31, 2002	200,002	200,002
Additional paid-in capital	3,800,038	3,800,038
Common stock, $.01 par value, 20,000,000 shares
authorized; issued and outstanding 4,144,092
September 30, 2003 and 4,142,592 December 31, 2002	41,441	41,426
Additional paid-in capital	11,434,145	11,425,910
Retained earnings (substantially restricted)	35,103,066	27,714,001

Total stockholders' equity	50,578,692	43,181,377

Total liabilities and stockholders' equity	$529,785,277	$458,414,509

The accompanying notes to consolidated financial statements
are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For Three Months Sept 30,		For Nine Months Sept 30,
	2003	2002	2003	2002
Interest Income
Interest on loans	$9,349,540	$8,343,204	$26,967,130	$23,963,003
Interest on securities held to maturity	63,718	90,987	191,609	305,789
Interest on mortgage backed securities	1,814	11,992	143,419	24,152
Other interest income	44,892	64,166	193,423	183,527

Total interest income	9,459,964	8,510,349	27,495,581	24,476,471

Interest Expense
Interest on deposits	2,676,412	3,112,027	8,391,801	9,166,638
Interest on short term borrowings	--	14,994	--	155,249
Interest on long term borrowings	388,070	341,154	915,543	1,081,468

Total interest expense	3,064,482	3,468,175	9,307,344	10,403,355

Net interest income	6,395,482	5,042,174	18,188,237	14,073,116
Provision for loan losses	225,000	205,000	675,000	445,000

Net interest income after provision for loan losses	6,170,482	4,837,174	17,513,237	13,628,116

Other Income
Gain on sale of foreclosed real estate	--	--	169,095	--
Gain on sale of loans	573,585	257,785	1,332,485	860,921
Real estate commissions	110,164	123,140	361,963	562,525
Real estate management fees	92,362	82,297	274,133	254,333
Mortgage processing and servicing fees	293,455	192,542	753,617	504,562
All other income	109,217	93,701	367,468	328,885

Net other income	1,178,783	749,465	3,258,761	2,511,226

Non-Interest Expenses
Compensation and related expenses	1,598,013	1,386,412	4,678,408	4,063,426
Occupancy	133,990	120,746	389,041	366,870
Net expense of foreclosed real estate	--	--	--	(410)
Other	595,580	440,961	1,580,689	1,395,341

Total non-interest expenses	2,327,583	1,948,119	6,648,138	5,825,227

Income before income tax provision	5,021,682	3,638,520	14,123,860	10,314,115
Income tax provision	1,935,136	1,404,963	5,533,284	4,007,018

Net income	$3,086,546	$2,233,557	$8,590,576	$6,307,097

Basic earnings per common share	$.73	$.53	$2.03	$1.50

Diluted earnings per common share	$.73	$.53	$2.03	$1.49

The accompanying notes to consolidated financial statements
are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Nine Months Ended Sept. 30
	2003	2002
Operating Activities
Net income	$8,590,576	$6,307,097
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Amortization of deferred loan fees	(1,805,546)	(1,494,391)
Loan fees deferred	2,165,912	2,069,229
Accretion of discount on mortgages	(29,287)	(6,717)
Amortization of premium on investment securities	--	1,276
Accretion of discount on investment securities	--	(286)
Amortization of premium on mortgage backed securities	99,461	345
Accretion of discount on mortgage backed securities	(121)	(121)
Provision for loan losses	675,000	445,000
Provision for depreciation	211,137	194,345
Gain on sale of loans	(1,332,485)	(860,921)
Gain on sale of foreclosed real estate	(169,095)	--
Proceeds from loans sold to others	116,208,621	62,944,480
Loans originated for sale	(104,344,587)	(65,907,770)
Principal collected on loans originated for sale	74,353	22,059
Tax effect of preferred stock dividends	104,274	104,274
Increase in accrued interest on loans	(358,000)	(278,939)
Decrease in accrued interest on investments	30,966	24,571
Increase in accrued interest on mortgage backed securities	(4,516)	(2,344)
Decrease in mortgage servicing rights	4,950	4,950
Decrease in income taxes
receivable	164,255	950
Increase in prepaid expenses and other assets	(78,811)	(252,559)
Decrease (increase) in accrued interest payable	1,569	(13,145)
(Decrease) increase in accounts payable and accrued expenses	(103,053)	333,057

Decrease in income taxes payable	(367,784)	(100,574)

Net cash provided by operating activities	19,737,789	3,533,866

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Nine Months Ended Sept. 30,
	2003	2002
Cash Flows from Investing Activities
Purchase of investment securities	$(10,000,000)	$(4,000,000)
Proceeds from maturing investment securities	8,000,000	4,000,000
Purchase of mortgage backed securities	(3,463,567)	(622,346)
Principal collected on mortgage backed
securities	2,751,870	271,822
Longer term loans originated	(127,679,460)	(151,443,190)
Principal collected on longer term loans	50,886,343	86,975,742
Net (increase) decrease in short-term loans	(31,989)	354,883
Loans purchased	(246,000)	(197,000)
Proceeds from sale of foreclosed real estate	393,006	88,207
Investment in premises and equipment	(743,347)	(231,209)
Purchase of Federal Home Loan Bank of Atlanta stock	(600,000)	--

Net cash used by investing activities	(80,733,144)	(64,803,091)

Cash Flows from Financing Activities
Net increase in demand deposits, money
market, passbook accounts and advances
by borrowers for taxes and insurance	26,216,747	61,158,616
Net increase in certificates of deposit	20,434,379	11,010,230
Increase (decrease) in checks outstanding
in excess of bank balance	1,791,595	(798,088)
Additional borrowed funds	20,000,000	32,000,000
Repayment of borrowed funds	(4,000,000)	(41,000,000)
Cash dividends	(1,305,786)	(1,008,080)
Proceeds from exercise of options	8,250	328,900

Net cash provided by financing activities	63,145,185	61,691,578

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended Sept 30,
	2003	2002

Increase in cash and cash equivalents	$2,149,830	$422,353

Cash and cash equivalents at beginning of year	18,660,235	6,038,459

Cash and cash equivalents at end of period	$20,810,065	$6,460,812

The Following is a Summary of Cash and
Cash Equivalents
Cash	$2,369,845	$3,441,454
Interest bearing deposits in other banks	633,167	864,988
Federal funds	17,807,053	2,154,370

Cash and cash equivalents reflected on the
statement of cash flows	$20,810,065	$6,460,812

Supplemental Disclosure of Cash Flows Information:
Cash Paid During Period For:

Interest	$9,341,058	$10,423,822

Income taxes	$5,626,613	$3,988,978

Transfer from retained earnings to additional
paid in capital for 3 for 1 stock split declared
in the form of a dividend	$--	$27,047

The accompanying notes to consolidated financial statements
are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year December 31, 2003 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

On February 19, 2002, the Company’s Board of Directors declared a 3-for-1 stock split in the form of a 200% stock dividend, which was effective for shares outstanding as of March 1, 2002 and paid on March 15, 2002.

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

	For The Three Months Ended Sept. 30,
	2003	2002

Net income	$3,086,546	$2,233,557
Less – preferred stock dividends,
net of tax	(55,243)	(55,244)

Net income available to shareholders	$3,031,303	$2,178,313

Weighted average shares outstanding
Basic EPS	4,142,837	4,096,299
Effect of Dilutive Shares
Stock options	13,097	30,475

Adjusted weighted average shares
Used for dilutive EPS	4,155,934	4,126,774

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Earnings Per Share (continued)

	For The Nine Months Ended Sept. 30,
	2003	2002

Net income	$8,590,576	$6,307,097
Less – preferred stock dividends,
net of tax	(165,729)	(165,729)

Net income available to shareholders	$8,424,847	$6,141,368

Weighted average shares outstanding
Basic EPS	4,142,674	4,081,447
Effect of Dilutive Shares
Stock options	12,511	28,041

Adjusted weighted average shares
Used for dilutive EPS	4,155,185	4,109,488

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company

Severn Bancorp, Inc. ("Bancorp") is a savings and loan holding company chartered in the state of Maryland in 1990. It conducts business through three subsidiaries: Severn Savings Bank, FSB (the "Bank"), its principal subsidiary; Louis Hyatt, Inc. t/a Hyatt Real Estate, a real estate brokerage and property management company, which Bancorp acquired in June 2001; and SBI Mortgage Company, which engages in the origination of mortgages that do not meet the underwriting criteria of the Bank. The Bank has two branches in Anne Arundel County, Maryland which offer a full range of deposit products, and the Bank originates mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Northern Virginia. In June 2002, the Company’s common stock was approved for listing on the Nasdaq Small Cap Market, and now trades under the symbol "SVBI".

Forward Looking Statements

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Bancorp operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences include, but are not limited to, changes in the economy and interest rates in the nation and Bancorp’s general market area. The forward-looking statements contained herein include, but are not limited to, those with respect to management’s determination of the amount of loan loss allowance; the effect of changes in interest rates; and changes in deposit insurance premiums.

Results of Operations

Net income for the third quarter of 2003 was $3,087,000, or diluted earnings per share of $.73, as compared to net income of $2,234,000 in the third quarter of 2002, or diluted earnings per share of $.53. This represents an increase of $853,000 or 38.2% compared with the third quarter of 2002. Earnings per diluted share increased $.20, or 37.7%, compared with the third quarter of 2002. Year to date net income through the third quarter of 2003 was $8,591,000, or diluted earnings per share of $2.03, compared to $6,307,000, or diluted earnings per share of $1.49 for the same period in 2002. This represents an increase of $2,284,000, or 36.2%, compared to the nine months ended September 30, 2002, or an increase of $.54 per diluted share, which is an increase of 36.2%. Net income for the third quarter and nine months ended September 30, 2003 increased significantly above that for the same time period of 2002 as a result of the continuing low interest rate environment which continued to encourage a high volume of mortgage originations, coupled with the Bank’s ability to maintain low operating expenses. The Bank increased its interest rate spread to 4.74% as of September 30, 2003 from 4.53% as of September 30, 2002.

Net interest income, which is interest earned net of interest charges, totaled $6,395,000 for the third quarter of 2003, compared to $5,042,000 for the third quarter of 2002, representing an increase of $1,353,000, or 26.8%. Net interest income for the year through September 30, 2003 was $18,188,000 compared to $14,073,000 for the nine months ended September 30, 2002, representing an increase of $4,115,000, or 29.2%. This increase was a result of the growth of the Bank’s portfolio while maintaining a net yield on all of its interest earning assets of 4.97% compared to 4.81% for the comparable period of 2002. The growth in net interest income arose in part from the Bank’s continuing ability to attract lower cost liabilities, primarily in the form of money market deposits and Federal Home Loan Bank advances, while enjoying continuing strong loan demand.

Loan loss provisions were $225,000 in the third quarter of 2003 compared to $205,000 in the third quarter of 2002. This was an increase of $20,000, or 9.8%. Year to date loan loss provisions were $675,000 as of September 30, 2003, compared to $445,000 as of September 30, 2002, representing an increase of 51.7%. The increase in the loan loss provision was due to the Bank's evaluation of  inherent risk wihtin its total loan portfolio.

Other income totaled $1,179,000 for the third quarter of 2003, as compared to $749,000 during the third quarter of 2002, which is an increase of $430,000, or 57.4%. Year to date other income was $3,259,000 as of September 30, 2003, compared to $2,511,000 through September 30, 2002, which is an increase of $748,000, or 29.8%. The increase in other income was in part the result of an increase in the gain on the sale of loans of $316,000 or 122.5% to $574,000 in the third quarter of 2003, from $258,000 in the third quarter of 2002. Year to date through September 30, 2003 gain on sale of loans was $1,332,000 compared to $861,000 for the period ended September 30, 2002, or an increase of $471,000, or 54.7%. Mortgage processing and servicing fees were $293,000 in the third quarter of 2003, compared to $193,000 for the third quarter of 2002, representing an increase of $100,000 or 51.8%. Year to date mortgage processing and servicing fees through September 30, 2003 were $754,000 compared to $505,000 for the same period last year, which was an increase of $249,000 or 49.3%. Those increases resulted from increases in mortgage originations arising out of the continuing strong real estate market and low interest rate environment. Real estate commissions dropped $13,000, or 10.6%, from $123,000 in the third quarter of 2002 to $110,000 in the third quarter of 2003. Year to date real estate commissions through September 30, 2003 were $362,000 compared to $563,000 for the period ended September 30, 2002, representing a decrease of $201,000 or 35.7%. The volume of real estate transactions through Bancorp’s subsidiary, year to date, has been less than in the prior year. Real estate management fees, which are typically a steadier source of revenue than the more volatile commission revenues, were $92,000 during the third quarter of 2003, which was an increase of $10,000 over the $82,000 earned in real estate management fees during the third quarter of 2002, or 12.2%. Through September 30, 2003 real estate management fees were $274,000, compared to $254,000 for the same period ended September 30, 2002, which is an increase of 7.9%. As a result of the sale of a parcel of land acquired by one of Bancorp’s subsidiaries in lieu of foreclosure, gain on sale of foreclosed real estate was $169,000 for the nine months ended September 30, 2003. Bancorp had no gain (or loss) on foreclosed real estate for the nine months ended September 30, 2002.

Total non-interest expense for the third quarter of 2003 was $2,328,000, as compared to $1,948,000 for the third quarter of 2002, an increase of $380,000 or 19.5%. Year to date through September 30, 2003 total non-interest expense was $6,648,000 as compared to $5,825,000 for the nine months ended September 30, 2002, an increase of $823,000, or 14.1%. This increase was primarily in compensation and related expenses, which increased $212,000, or 15.3% during the third quarter and increased $615,000 or 15.1% for the nine month period ended September 30, 2003 compared to the nine month period ended September 30, 2002.   This increase was primarily because of the increase in compensation to commissioned mortgage loan officers who are paid in the form of commissions based upon mortgage loans originated. Since the volume of mortgage loans increased during the first nine months of 2003 as compared to 2002, compensation in the form of commissions also increased. Other expenses increased $155,000 or 35.1%, from $441,000 for the third quarter of 2002 to $596,000, for the third quarter of 2003.  These expenses were primarily attributable to expenses related to increased loan originations.  Year to date, other expenses through September 30, 2003, was $1,581,000 compared to $1,395,000 for the same period in 2002, which was an increase of $186,000 or 13.3%.

Income Taxes

Income tax expense was $1,935,000 for the third quarter of 2003, as compared to $1,405,000 for the third quarter of 2002, an increase of $530,000, or 37.7%. Income tax expense for the year to date ended September 30, 2003 was $5,533,000 compared to $4,007,000 for the period ended September 30, 2002. This was an increase of $1,526,000, or 38.1%. The effective tax rate for the nine months ended September 30, 2003 and 2002 was 39.17% and 38.84%, respectively. The effective tax rate for the three months ended September 30, 2003 and 2002 was 38.54% and 38.61% respectively.

Analysis of Financial Condition

Total assets at September 30, 2003 increased to $529,785,000 from $458,415,000 at December 31, 2002, representing an increase of $71,370,000, or 15.6%. Cash and cash equivalents increased $2,150,000 or 11.5% to $20,810,000 at September 30, 2003 from $18,660,000 at December 31, 2002, primarily as a result of an increase in federal fund deposits. Investment securities increased $2,000,000, or 50.0%, to $6,000,000 at September 30, 2003 from $4,000,000 at December 31, 2002 as a result of investing excess cash. Loan demand continued to be strong during the third quarter of 2003, as net loans receivable increased to $477,408,000 as of September 30, 2003 from $401,343,000 as of December 31, 2002, which is an increase of $76,065,000, or 19.0%. Loans held for sale as of September 30, 2003 was $6,875,000 which is a decrease of $10,606,000, or 60.7%, less than loans held for sale in the amount of $17,481,000 as of December 31, 2002. This decrease was due to a smaller volume of loans pending sale as of September 30, 2003. Total deposits as of September 30, 2003 increased to $424,464,000 from $377,925,000 as of December 31, 2002, representing an increase of $46,539,000, or 12.3%. This increase is primarily attributable to an ongoing campaign by the Bank to attract money market deposit accounts and to obtain longer term certificates of deposit. Federal Home Loan Bank advances increased $16,000,000, or 47.1%, to $50,000,000 as of September 30, 2003 as compared to $34,000,000 as of December 31, 2002, as a result of attractive pricing of Federal Home Loan Bank advances as compared to the cost of obtaining retail deposits and the Bank’s desire to lengthen its maturity on a portion of its liabilities.

Stockholders’ Equity

Total stockholders’ equity was $50,579,000 as of September 30, 2003 compared to $43,181,000 as of December 31, 2002, an increase of $7,398,000, or 17.1%. This increase resulted primarily from an increase in net earnings, offset by dividends paid.

Asset Quality

Non-accrual loans (those loans 90 or more days in arrears) were $2,540,000 as of September 30, 2003 compared to $1,758,000 as of December 31, 2002. At September 30, 2003 the total allowance for loan losses was $4,520,000, which is .95% of total loans, compared with $3,991,000, which was .99% of total loans, as of December 31, 2002. The adequacy of the allowance is monitored monthly. Bancorp’s management believes the allowance is adequate as of September 30, 2003.

Liquidity

Bancorp’s liquidity is determined by its ability to raise funds through loan payments, maturing investments, deposits, borrowed funds, capital, and the sale of loans. Based on the internal and external sources available, Bancorp’s liquidity position exceeded anticipated short-term and long-term needs at September 30, 2003. Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In assessing its liquidity the management of Bancorp considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that Bancorp may take advantage of business opportunities.

Management believes it has sufficient cash flow and liquidity to meet its current commitments. Certificates of deposit, which are scheduled to mature in less than one year at September 30, 2003, totaled $147,201,000. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. At September 30, 2003, the Company had commitments to originate loans of $29,450,000, unused lines of credit of $14,101,000, and commitments under standby letters of credit of $7,871,000. The Bank has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from the FHLB of Atlanta should the need arise. As of September 30, 2003, outstanding FHLB borrowings totaled $50,000,000, and the Bank had available to it up to an additional $131,530,000 in borrowing availability from the FHLB of Atlanta.

Net cash provided by operating activities for the nine months ended September 30, 2003 was $19,738,000 compared to net cash provided by operating activities for the nine months ended September 30, 2002 of $3,534,000. Net cash used by investing activities for the nine months ended September 30, 2003 was $80,733,000, an increase of $15,930,000 from $64,803,000 for the nine months ended September 30, 2002. Net cash provided by financing activities was $63,145,000 for the nine months ended September 30, 2003 compared to $61,692,000 for the period ended September 30, 2002. As a result, cash and cash equivalents were $20,810,000 as of September 30, 2003 compared to $6,461,000 as of September 30, 2002, an increase of $14,349,000. Cash provided by increased deposits and loans sold was partially offset by net cash used for strong loan origination activity that outpaced principal repayments.

Effects of Inflation

The Consolidated Financial Statements and related consolidated financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry which require the measurement of financial condition and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.

Recent Accounting Pronouncements

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting on contracts as either derivatives or hybrid instruments. This Statement is effective for contracts and hedging relationships entered into or modified after June 30, 2003.

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
[see table on the following page]

	Nine months ended September 30, 2003			Nine months Ended September 30, 2002
	Average		Rate	Average		Rate
ASSETS	Volume	Interest	Annualized	Volume	Interest	Annualized

Loans	$454,326,794	$26,967,130	7.91%	$374,345,405	$23,963,003	8.54%
Investments	6,222,222	191,609	4.11%	8,340,781	305,789	4.89%
Mortgage-backed securities	6,730,249	143,419	2.84%	472,357	24,152	6.82%
Other interest earning	20,783,997	193,423	1.24%	7,323,582	183,527	3.34%

Total interest-earning	488,063,262	27,495,581	7.51%	390,482,125	24,476,471	8.36%
Non-interest earning assets	12,298,129			13,934,005

Total Assets	500,361,391			$404,416,130

LIABILITIES & STOCKHOLDERS' EQUITY
Savings & checking	187,334,988	2,374,348	1.69%	129,747,829	2,509,827	2.58%
Certificates of Deposit	221,210,954	6,017,453	3.63%	195,020,394	6,656,811	4.55%
Short-term borrowings	--	--	--%	6,555,556	155,249	3.16%
Long-term borrowings	39,555,556	915,543	3.09%	30,777,778	1,081,468	4.69%

Total interest-bearing liabilities	448,101,498	9,307,344	2.77%	362,101,557	10,403,355	3.83%

Non-interest bearing liabilities	4,421,111			4,406,903

Stockholders' equity	47,838,782			37,907,670
Total liabilities &
stockholders' equity	$500,361,391			$404,416,130

Net Interest Income		$18,188,237			$14,073,116
Interest Rate Spread			4.74%			4.53%
Net Yield on Interest-Earning Assets			4.97%			4.81%

Average interest-earning assets to average interest-bearing liabilities			108.92%			107.84%

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	Contract Amount At
Financial Instruments Whose Contract Amounts Represent Credit Risk	September 30, 2003	December 31, 2002

Standby letters of credit	$7,870,711	$6,694,000
Home equity loan commitments	$10,767,329	$8,014,000
Loan commitments	$29,450,176	$24,772,000
Lines of credit	$14,101,387	$22,368,000
Loans sold and serviced with limited
repurchase provisions	$34,850,540	$10,163,000

Critical Accounting Policies

The Company’s significant accounting policies are set forth in note 1 of the consolidated financial statements as of December 31, 2002 which was filed on Form 10-K. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that it is not known to management at the time of the issuance of the consolidated financial statements.

Legal Proceedings

There are various claims pending involving the Bank, arising in the normal course of business. Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to Bancorp’s financial condition.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2002, as reported in Bancorp’s Form 10-K filed with the United States Securities and Exchange Commission on or about March 20, 2003.

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

Based on their evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

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

(b)     Reports – Form 8K - None

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.
Registrant

November 14, 2003	/s/
Date:	Alan J. Hyatt,	President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

November 14, 2003	/s/
Date:	Cecelia Lowman,	Chief Financial Officer
(Principal Financial and Accounting Officer)

