Form 10-K
period 2003-12-31
SEVERN BANCORP INC
filed 2004-03-25
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

For Annual and Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003.
or
☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission File Number 0-49731

SEVERN BANCORP, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	52-1726127
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

1919 A West Street, Annapolis, Maryland	21401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (410) 268-4554
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act

Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☐No ☒

 The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2003 was $44,732,373 ($22.95 per share based on shares of common stock outstanding).

As of March 2, 2004, there were issued and outstanding 4,159,092 shares of the registrant’s common stock.

Documents Incorporated by Reference:
         Portions of the definitive Proxy Statement (Part III).

i

Severn Bancorp
Financial Highlights

At the period ended:	December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands, except per share information)
Balance Sheet Data:
Total assets	$540,471	$458,415	$366,890	$293,230	$233,724
Total loans, net	506,026	418,825	342,641	274,652	214,066
Total nonperforming assets	469	1,982	2,413	1,490	1,597
Deposits	419,726	377,925	286,918	229,312	186,204
Short-term borrowings	6,000	-	17,000	18,000	2,000
Notes payable	59,000	34,000	25,000	16,000	22,000
Total liabilities	487,501	415,233	332,059	268,009	211,743
Minority Interest – Preferred Securities of Subsidiary	4,000	4,000	4,000	3,892	3,892
Stockholders' equity	48,970	39,181	30,831	21,329	18,089
Book value per share	11.77	9.46	7.60	6.58	5.59

For the period ended:	December 31,
	2003	2002	2001	2000	1999
Operations Data:
Net interest income	$24,746	$19,603	$13,395	$10,884	$9,524
Net interest income after provision for loan losses	23,846	18,933	12,687	10,293	9,020
Noninterest income	4,674	4,133	2,570	1,439	1,586
Noninterest expense	9,616	8,447	6,588	5,348	5,477
Net income	11,329	8,948	5,256	3,945	3,127
Basic earnings per share *	2.68	2.13	1.38	1.15	0.90
Diluted earnings per share *	2.67	2.13	1.37	1.12	0.84
Common Stock Cash dividends declared per share*	0.34	0.24	0.19	0.17	0.15
Common Stock dividends declared per share to
diluted earnings per share *	12.73%	11.27%	13.87%	15.18%	17.86%
Weighted number of shares outstanding basic *	4,146,566	4,092,188	3,647,451	3,237,888	3,230,940
Weighted number of shares outstanding diluted *	4,157,302	4,103,223	3,683,346	3,330,915	3,450,831

Performance Ratios:
Return on average assets	2.23%	2.14%	1.55%	1.47%	1.38%
Return on average equity	25.22%	25.58%	20.22%	20.04%	18.31%
Interest rate spread	4.77%	4.59%	3.65%	3.75%	3.94%
Net interest margin	4.99%	4.86%	4.05%	4.17%	4.34%
Noninterest expense to average assets	1.76%	2.02%	1.95%	2.00%	2.43%
Efficiency ratio	30.33%	35.59%	41.27%	43.40%	49.30%

* Retroactively adjusted to reflect three-for-one stock split declared February 19, 2002 and effective for shares outstanding as of March 1, 2002.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Severn Bancorp, Inc. ( “Bancorp”) may from time to time make written or oral “forward-looking statements”, including statements contained in Bancorp’s filings with the Securities and Exchange Commission (including this annual report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by Bancorp, which are made in good faith by Bancorp pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

iii

PART I

Item 1. Business
General

Severn Bancorp, Inc. is a savings and loan holding company that was incorporated in Maryland in August 1990. It conducts business through three subsidiaries: Severn Savings Bank, FSB (the “Bank”), its principal subsidiary; Louis Hyatt, Inc., (“Hyatt Real Estate”), a real estate brokerage and property management company, which it acquired in June 2001; and SBI Mortgage Company (“SBI”), which engages in the origination of mortgages not suitable to the Bank, such as mortgages to borrowers with credit backgrounds that the Bank does not find suitable, and continues to hold some of those mortgages. SBI owns investment real estate through subsidiary limited liability companies, and plans to continue the acquisition and holding of investment real estate.

The Bank’s primary lending market is Anne Arundel County, Maryland, where it also offers savings products through its two branches. To a lesser extent, it also lends to borrowers located in other parts of Maryland and in Delaware and Northern Virginia.

As of December 31, 2003, Bancorp had total assets of $540,471,233 total deposits of $419,726,185, and stockholders’ equity of $48,970,153, for the year ended December 31, 2003 net income was $11,329,138, of which $11,306,608 was net income of the Bank.

Bancorp’s internet address is www.severnbank.com. We make available free of charge on www.severnbank.com our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Business of the Bank

Severn Savings Bank, FSB (the “Bank”) was organized in 1946 in Baltimore, Maryland as Pompei Permanent Building and Loan Association. It relocated to Annapolis, Maryland in 1980 and its name was changed to Severn Savings Association. Subsequently, the Bank obtained a federal charter and changed its name to Severn Savings Bank, FSB. The Bank operates two full-service branch offices, one administrative office and one accounting and servicing office. The Bank operates as a federally charted savings bank whose principal business is attracting deposits from the general public and investing those funds in mortgage loans. The Bank also uses advances, or loans from the Federal Home Loan Bank of Atlanta, to fund its mortgage activities. The Bank’s revenues are derived principally from interest earned on mortgage loans, fees charged in connection with the loans and banking services, and gains realized from the sale of mortgage loans. The Bank’s primary sources of funds are deposits, advances from the Federal Home Loan Bank of Atlanta, principal amortization and prepayment of its loans. The principal executive offices of the Bank are maintained at 1919 A West Street, Annapolis Maryland, 21401. Its telephone number is 410-268-4554 and its e-mail address is mailman@severnbank.com.

In addition to its deposit and lending activities, the Bank offers title insurance and real estate settlement services through its wholly owned subsidiary, Homeowner’s Title and Escrow Corporation (“Homeowner’s”).

The Bank also owns all of the common stock of Severn Preferred Capital Corporation (“Severn Capital”), which was formed in 1997. Severn Capital is a real estate investment trust that issued and has outstanding 200,002 shares of Series A Preferred Stock. This preferred stock has an aggregate outstanding balance of $4,000,040, which qualifies as regulatory capital of the Bank. The Series A Preferred Stock pays a 9% annual non-cumulative dividend and is callable at par, by the Bank, at any time.

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

Earnings

The Bank’s earnings depend primarily on the difference between income from interest-earning assets such as loans and investments, and interest paid on interest-bearing liabilities such as deposits and borrowings. The Bank typically engages in long-term mortgage lending at fixed rates of interest, generally for periods of up to 30 years, while accepting deposits for considerably shorter periods. However, many of the Bank’s long term fixed rate loans are sold in the secondary market, resulting in gains on the sale of such loans by the Bank.

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

Competition

The Annapolis area has a high density of financial institutions, many of which are significantly larger and have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank’s competition for loans comes primarily from savings and loan associations, savings banks, mortgage banking companies, insurance companies, and commercial banks. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks, and credit unions. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds. The Bank also faces increased competition from other financial institutions such as brokerage firms and insurance companies for deposits. The Bank is a community-oriented financial institution serving its market area with a wide selection of mortgage loans. Management considers the Bank’s reputation for financial strength and customer service as its major competitive advantage in attracting and retaining customers in its market area. The Bank also believes it benefits from its community orientation.

Net Interest Income

Net interest income increases during periods when the spread is widened between the Bank’s weighted average rate at which new loans are originated and the weighted average cost of interest-bearing liabilities. The Bank’s ability to originate loans is affected by market factors such as interest rates, competition, consumer preferences, the supply of and demand for housing, and the availability of funds.

The Bank has supplemented its interest income through purchases of investments when appropriate. This activity generates positive interest rate spreads on large principal balances with minimal administrative expense.

Interest Rate and Volume of Interest-Related Assets and Liabilities

Both changes in rate and changes in the composition of the Bank’s interest-earning assets and interest-bearing liabilities can have a significant effect on net interest income.

For information regarding the total dollar amount of interest income from interest-earning assets, the average yields, the amount of interest expense from interest-bearing liabilities and the average rate, net interest income, interest rate spread, and the net yield on interest-earning assets, refer to page 35 of Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein.

For information regarding the combined weighted average effective interest rate earned by the Bank on its loan portfolios and investments, the combined weighted average effective cost of the Bank’s deposits and borrowings, the interest rate spread of the Bank, and the net yield on combined monthly weighted average interest-earning assets of the Bank on its loan portfolios and investments for the fiscal years ending December 31, 2003, 2002, and 2001, refer to page 34 Average Balance Sheet Table contained herein.
For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Bank’s interest income and expense during the fiscal years ending December 31, 2003, 2002, and 2001, refer to page 35 Rate Volume Table contained herein.

Market Area

The Bank’s market area for deposit gathering is primarily Anne Arundel County, Maryland and nearby areas, since it has two branch locations, both of which are located in Anne Arundel County. Anne Arundel County has a population of approximately 500,000. The principal business of the Bank is attracting deposits from the general public and investing those deposits, together with other funds, in mortgage and consumer loans, mortgage-backed securities and investment securities. The Bank’s revenues are derived principally from interest earned on mortgage, consumer and other loans, fees charged in connection with loans and banking services, interest and dividends earned on other investments. The Bank’s primary sources of funds are deposits and loan interest, principal amortization and prepayments.

The primary focus of the Bank’s lending activities has been on first mortgage loans secured by real estate for the purpose of purchasing, refinancing, developing and constructing one-to-four family residences and commercial properties in and near Anne Arundel County, Maryland. The Bank does originate mortgage loans throughout the state of Maryland, Northern Virginia and Delaware. The Bank is an active participant in the secondary market and sells substantially all fixed rate long-term mortgages that it originates.

Loan Portfolio Composition

The following table sets forth the composition of the Bank’s loan portfolios by type of loan at the dates indicated. The table includes a reconciliation of  total net loans receivable, including loans available for sale, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowances for losses on loans.

	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Loans	(dollars in thousands)

Residential, one to four family units	$220,165	36.20%	$180,397	36.58%	$151,250	36.90%	$137,498	41.95%	$ 101,640	39.89%
Residential, multifamily	866	0.14%	1,318	0.27%	1,065	0.26%	1,026	0.31%	991	0.39%
Commercial and industrial real estate	112,382	18.48%	95,298	19.33%	71,557	17.46%	54,024	16.48%	49,231	19.32%
Construction and land acquisition and
development loans	240,757	39.58%	191,197	38.77%	163,849	39.98%	117,325	35.80%	90,324	35.45%
Land	25,820	4.25%	20,109	4.08%	16,895	4.12%	11,390	3.48%	7,018	2.76%

Total real estate loans	599,990	98.65%	488,319	99.03%	404,616	98.72%	321,263	98.02%	249,204	97.81%

Other loans:
Business, commercial	7,088	1.16%	3,894	0.79%	3.970	0.97%	5,592	1.71%	170	0.07%
Consumer	1,144	0.19%	870	0.18%	1,257	0.31%	885	0.27%	5,406	2.12%

Total other loans	8,232	1.35%	4,764	0.97%	5,227	1.28%	6,477	1.98%	5,576	2.19%

Total gross loans	608,222	100.00%	493,083	100.00%	409,843	100.00%	327,740	100.00%	254,780	100.00%

Unearned fees, premiums & discounts, net	(3,343)		(2,674)		(2,164)		(2,149)		(1,852)

Loans in process	(94,020)		(67,593)		(61,685)		(48,211)		(36,715)

Allowance for loan loss	(4,833)		(3,991)		(3,353)		(2,728)		(2,147)

Total Loans net	$506,026		$418,825		$342,641		$274,652		$214,066

Lending Activities - Residential Mortgage Loans

General
The Bank originates mortgage loans of all types, including residential, residential-construction, commercial-construction, commercial and land and residential lot loans. To a lesser extent, the Bank also originates non-mortgage loans, which include consumer, business and commercial loans. These loans constitute a small part of the Bank’s portfolio.

For the years ending December 31, 2003 and 2002, the Bank originated $320,902,000 and $343,590,000 of mortgage loans, respectively.

Loan Origination Procedures

The following table contains information on the activity of Bancorp’s loans available for sale and its loans held for investment in its portfolio:

	For the year ended December 31,
	2003	2002	2001
	(dollars in thousands)
Available for Sale:
Beginning balance	$17,481	$7,499	$4,169
Originations	119,660	110,565	63,565
Repurchases	-	-	41
Repayments	(95)	(48)	-
Deferred fees	-	-	26
Net sales	(133,871)	(100,535)	(60,302)
Transfers (to) from available for sale	-	-	-

Ending Balance	$3,175	$17,481	$7,499

Held for investment
Beginning balance	$475,602	$402,345	$323,571
Originations and purchases	201,242	233,222	293,195
Repurchases	-	-	-
Repayments/payoffs	(71,797)	(159,965)	(214,295)
Sales	-	-	-
Transfers (to) from repossessed assets	-	-	(127)

Ending balance	$605,047	$475,602	$402,344

The Bank originates residential mortgage loans that are intended for sale in the secondary market as well as loans that are to be held in the Bank’s investment portfolio. Loans sold in the secondary market are either sold directly to the Federal Home Loan Mortgage Corporation (“FHLMC”) or are sold to other investors with which the Bank maintains a correspondent relationship. These loans are made in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market, and are approved either by the Bank’s underwriter or the correspondent’s underwriter. Loans considered for the Bank’s portfolio are approved by the Bank’s loan committee, which is comprised of the Executive Vice President and the Senior Vice President. Meetings of the loan committee are open to attendance by any member of the Bank’s Board of Directors who wishes to attend. The loan committee reports to and consults with the Board of Directors in interpreting and applying the Bank’s lending policy.

Loans that are sold are typically long-term (15 or more years) loans with fixed interest rates eligible for resale in the secondary market. Loans retained for the Bank’s portfolio include construction loans, commercial loans and loans that periodically reprice or mature prior to the end of an amortized term. Loans are generally sold with servicing released. However, as of December 31, 2003 the Bank was servicing $2,531,476 in loans for FHLMC and $21,484,664 in loans for other investors.

The following table contains information, as of December 31, 2003, on the percentage of fixed rate single-family loans serviced for others by the Bank, by interest rate category.

Coupon range	Percentage of Portfolio
Less than 6.00%	30.97%
6.01 - 7.00%	41.81%
7.01 - 8.00%	17.34%
8.01 - 9.00%	4.80%
9.01 - 10.00%	3.73%
Over 10.01%	1.35%

100.00%

The Bank’s mortgage loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. The authority of the loan committee to approve loans is established by the Board of Directors and currently is commensurate with the Bank’s limitation on loans to one borrower. The Bank’s maximum amount of loans to one borrower currently is equal to 15% of the Bank’s unimpaired capital or $7,435,000 as of December 31, 2003. Loans greater than this amount require participation by one or more additional lenders. Letters of credit are subject to the same limitations as direct loans. The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate. The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

Commercial Real Estate Loans

At December 31, 2003, the Bank’s commercial real estate loan portfolio totaled $112,382,000, or 18.48% of the Bank’s total loan portfolio. All of the Bank’s commercial loans are secured by improved property such as office buildings, retail strip shopping centers, industrial condominium units and other small businesses most of which are located in the Bank’s primary lending area. The largest commercial real estate loan at December 31, 2003 was a $5,200,000 loan secured by two office buildings in Reston, Virginia. The loan is subject to the partial personal guarantees of a principal of the borrower, and has consistently performed in accordance with the terms of the debt instrument.

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

Construction Loans

The Bank originates loans to finance the construction of one-to-four family dwellings, and to a lesser extent, commercial real estate. It also originates loans for the acquisition and development of unimproved property to be used for residential and/or commercial purposes in cases where the Bank is to provide the construction funds to improve the properties. As of December 31, 2003, the Bank had 589 construction loans outstanding in the aggregate amount of $240,757,000, representing 39.58% of its loan portfolio.

Construction loan amounts are based on the appraised value of the property and, for builder loans, a feasibility study as to the potential marketability and profitability of the project. Construction loans generally have terms of up to one year, with reasonable extensions as needed, and typically have interest rates that float monthly at margins typically ranging ½ percent to 2 percent above the prime rate. In addition to builders’ projects, the Bank finances the construction of single family, owner-occupied houses where qualified contractors are involved and on the basis of strict written underwriting and construction loan guidelines. Construction loans are structured either to be converted to permanent loans with the Bank upon the expiration of the construction phase or to be paid off by financing from another financial institution.

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

It is the policy of the Bank to conduct physical inspections of each property secured by a construction or rehabilitation loan for the purpose of reporting upon the progress of the construction of improvements. These inspections, referred to as “construction draw inspections,” are to be performed at the time of a request for an advance of construction funds. If no construction advance has been requested, an inspection is made by a fee inspector or senior officer of the institution on the subject property at least quarterly.

Multi-Family Lending

The Bank occasionally originates multi-family loans with terms up to 30 years, but with rate adjustments or balloon payments generally at three to five years. These loans are generally made in amounts up to 75% of the appraised value of the secured property. In making these loans, the Bank bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service, the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar property, the marketability of the property and the Bank’s lending experience with the borrower. The Bank also typically receives a personal guarantee from the borrower. As of December 31, 2003, $866,000, or 0.14% of the Bank’s total loan portfolio, consisted of multi-family residential loans.

Land and Residential Building Lots

Land loans include loans to developers for the development of residential subdivisions and loans on unimproved lots primarily to individuals. At December 31, 2003 the Bank had land and residential building lot loans totaling $25,820,000, or 4.25% of the Bank’s total loan portfolio. The largest of these loans is for $4,400,000, and is secured by residentially zoned land in Ocean Pines, Maryland, and has performed in accordance with the terms of the debt instrument. Land development loans typically are short-term loans; the duration of these loans is typically not greater than three years. The interest rate on land loans is generally at least 1% or 2% over the prime rate. The loan-to-value ratio generally does not exceed 75%. Loans typically are made to customers of the Bank and developers and contractors with whom the Bank has had previous lending experience. In addition to the customary requirements for this type loan, the Bank may also require a clean Phase I environmental study and feasibility study to determine the profit potential of the development.

Consumer and Other Loans

The Bank also offers other loans, primarily business and commercial loans. These are loans to businesses not secured by real estate although they may be secured by equipment, securities, or other collateral. They constitute a relatively small part of the Bank’s business, and are typically offered to customers with long-standing relationships with the Bank. At December 31, 2003, $7,088,000, or 1.16%, of the loan portfolio consisted of business and commercial loans. Approximately .19% of the loan portfolio is in consumer loans.

Loan Portfolio Cash Flows

The following table sets forth the estimated maturity of the Bank’s loan portfolios by type of loan at December 31, 2003. The estimated maturity reflects contractual terms at December 31, 2003. Contractual principal repayments of loans do not necessarily reflect the actual term of the Bank’s loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of "due on sale" clauses. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Due	Due after
	within	1 through	Due after
	one year	5 years	5 years	Total
	(dollars in thousands)
One to four family residential	$13,578	$71,027	$135,560	$220,165
Multifamily	-	283	583	866
Commercial and industrial real estate	16,350	35,344	60,688	112,382
Construction and land acquisition
and development loans	201,490	39,267	-	240,757
Land	7,117	18,374	329	25,820
Commercial, non-real estate	3,124	1,303	2,661	7,088
Consumer	282	364	498	1,144
Total	$241,941	$165,962	$200,319	$608,222

The following table contains certain information as of December 31, 2003 relating to the loan portfolio of the Bank with the dollar amounts of loans due after one year that have fixed and floating rates. All loans are shown maturing based upon contractual maturities and include scheduled payments but not possible prepayments.

	Fixed	Floating	Total
	(dollars in thousands)

One to four family residential	$155,288	$51,299	$206,587
Multifamily	475	391	866
Commercial and industrial real estate	63,445	32,587	96,032
Construction and land acquisition
and development loans	21,961	17,306	39,267
Land	18,703	-	18,703
Commercial, non-real estate	1,658	2,306	3,964
Consumer	862	-	862
Total	$262,392	$103,889	$366,281

Loans to One Borrower

The aggregate amount of loans that the Bank may make to one borrower is 15% of the Bank’s unimpaired capital and unimpaired surplus. The Bank’s largest loan is in the amount of $5,200,000 and is secured by two office buildings in Reston Virginia. The second largest loan is in the amount of $4,400,000 and is secured by land for condominiums in Ocean Pines, Maryland . The third largest loan is in the amount of $3,850,000 and is secured by residential property in Arnold, Maryland. All of these loans have fully performed since their inception.

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

The Bank’s mortgage loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. The loan committee of the Bank can approve residential and commercial loans ranging up to $7,435,000 (the maximum amount of a loan to one borrower as of December 31, 2003). The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate. The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

Currently, it is the Bank’s policy to originate both fixed-rate and adjustable-rate loans. The Bank is currently active in the secondary market and sells the majority of its fixed rate loan products.

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

Delinquency and Classified Assets
Delinquencies

The Board of Directors reviews delinquencies on all loans monthly. The Bank’s collection procedures include sending a past due notice to the borrower on the 17th day of nonpayment, making telephone contact with the borrower between 20 and 30 days after nonpayment, and sending a letter after the 30th day of nonpayment. A notice of intent to foreclose is sent between 60 and 90 days after delinquency. When the borrower is contacted, the Bank attempts to obtain full payment of the amount past due. However, the Bank generally will seek to reach agreement with the borrower on a payment plan to avoid foreclosure.

The Bank categorizes its classified assets within four categories: A) Special Mention, B) Substandard, C) Doubtful and D) Loss. Special Mention loans are 60 days or more in arrears and include all borrowers who are in bankruptcy that have not missed any post-petition payments. The Bank reserves 5% on all Special Mention loans. Substandard loans are loans that are 90 days or more delinquent and are loans that have borrowers in bankruptcy that have missed a post-petition payment. The Bank reserves 15% of substandard loans. The Doubtful category consists of loans where the Bank expects a loss, but not a total loss. Various subjective factors are considered with the most important consideration being the estimated underlying value of the collateral. The Bank reserves 50% of the amount of Doubtful loans. Loans that are classified as “Loss” are fully reserved.

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

The following table sets forth information as to non-accrual loans. The Bank discontinues the accrual of interest on loans 90 days or more past due, at which time all previously accrued but uncollected interest is deducted from income. As of the most recent reported period, $27,878 would have been recorded for the year ended December 31, 2003 if the loans had been current in accordance with their original terms and had been outstanding throughout the year ended December 31, 2003 or since their origination (if held for only part of the fiscal year). For the year ended December 31, 2003, $16,787 in interest income on such loans was actually included in net income.

	At December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
One-to-four family real estate	$378	$1,366	$1,801	$872	$909
Home equity lines of credit	50	-	-	-	16
Commercial	-	253	300	292
Land	24	139	-	-	-
Non-mortgage loans:
Consumer	17	-	-	14	-
Commercial loans	-	-	-	-	-

Total non-accrual loans	469	1,758	2,101	1,178	925

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
Permanent loans secured by one-to-four family real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Non-mortgage loans
Consumer	-	-	-	-	-
Total accruing loans greater than 90 days past due	-	-	-	-	-

Total non-performing loans	$469	$1,758	$2,101	$1,178	$925

Foreclosed real-estate	$-	$224	$312	$312	$672

Total nonperforming assets	$469	$1,982	$2,413	$1,490	$1,597

Total non-accrual and accrual loans to net loans	0.09%	0.42%	0.61%	0.43%	0.43%

Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	1030.49%	227.02%	159.59%	231.58%	232.11%

Total non-accrual and accruing loans greater than
90 days past due to total assets	0.09%	0.38%	0.57%	0.40%	0.40%

Total non-performing assets to total assets	0.09%	0.43%	0.66%	0.51%	0.68%

Classified Assets

Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the Office of Thrift Supervision (OTS) to be of lesser quality as “substandard,” “doubtful” or “loss assets.” An asset is considered substandard if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss assets are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of these categories but possess credit deficiencies or potential weakness are required to be designated special mention by management.

When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowance for losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss assets, it is required either to establish a specific allowances for losses equal to the full amount of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets is subject to scrutiny by the OTS, which can require the establishment of additional general or specific loss allowances. The Bank reviews monthly the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

Total classified loans as of December 31, 2003 were $1,824,282. Allowance for loan losses as of December 31, 2003 was $4,833,000 which is 0.96% of net loans receivable and 1,030% of total non-performing loans.
[see table on following page]

The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans at the dates indicted:

	2003		2002		2001		2000		1999

	Allowance Amount	Percentage of Loans in each Category to Total Loans	Allowance Amount	Percentage of Loans in each Category to Total Loans	Allowance Amount	Percentage of Loans in each Category to Total Loans	Allowance Amount	Percentage of Loans in each Category to Total Loans	Allowance Amount	Percentage of Loans in each Category to Total Loans
	(dollars in thousands)

Residential, one to four family	$1,938	36.20%	$1,542	36.58%	$1,081	36.90%	$995	41.95%	$776	39.89%
Multifamily	21	0.14%	21	0.27%	24	0.26%	18	0.31%	10	0.39%
Commercial and industrial real estate	1,154	18.48%	881	19.33%	850	17.46%	658	16.48%	567	19.32%
Construction and land acquisition and
development loans	1,173	39.58%	1,202	38.77%	917	39.98%	662	35.80%	428	35.45%
Land	476	4.25%	300	4.08%	413	4.12%	308	3.48%	292	2.76%
Business, commercial	59	1.16%	33	0.79%	52.97%		75	1.71%	4	0.07%
Other	12	0.19%	12	0.18%	16.31%		12	0.27%	70	2.12%

Total	$4,833	100.00%	$3,991	100.00%	$3,353	100.00%	$2,728	100.00%	$2,147	100.00%

The following table contains information with respect to Severn Bancorp’s allowance for loan losses for the periods indicated:

	At or for the Year Ended
	December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Average loans outstanding, net	$466,512	$384,537	$313,798	$246,631	$203,237

Total gross loans outstanding at end of period	$608,222	$493,083	$409,844	$327,740	$254,780

Allowance balance at beginning of period	$3,991	$3,353	$2,728	$2,147	$1,984

Provision for loan losses	900	670	709	591	504

Actual charge-offs
1-4 family residential real estate	25	-	74	30	89
Other	33	32	10	-	263

Total charge-offs	58	32	84	30	352

Recoveries
Total recoveries	-	-	-	20	11

Net chargeoffs	58	32	84	10	341

Allowance balance at end of period	$4,833	$3,991	$3,353	$2,728	$2,147

Net chargeoffs as a percent of average loans	0.01%	0.01%	0.03%	0.00%	0.17%
Allowance for loan losses to total gross loans at end of period	0.79%	0.81%	0.82%	0.83%	0.84%

Investment Activities

Federal thrift institutions, such as the Bank, have authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. As a member of the FHLB System, the Bank must maintain minimum levels of liquid assets specified by the Office of Thrift Supervision (“OTS”), which vary from time to time. Subject to various regulatory restrictions, federal thrift institutions may also invest a portion of their assets in certain commercial paper, corporate debt securities and mutual funds whose assets conform to the investments that a federal thrift institution is authorized to make directly.

The carrying values of the Bank’s investment securities, including its liquid assets, as of the dates indicated are presented in the following table:

	at December 31,
	2003	2002	2001
	(dollars in thousands)
Investment Securities Held to Maturity
U.S. Treasury Notes	$-	$-	$2,001
FHLB Notes	6,000	4,000	5,000

Total Investment Securities Held to Maturity	6,000	4,000	7,001

Interest-bearing deposits in other banks	$458	$4,191	$1,059
Federal funds sold	3,914	10,713	3,949
Mortgage-backed securities held to maturity	6,721	5,661	212
FHLB stock	3,250	1,900	2,500

	14,343	22,465	7,720

	$20,343	$26,465	$14,721

Investment Scheduled Maturity Table
As of December 31, 2003

			More than One to		More than Five to
	One Year or Less		Five Years		Ten Years		More than Ten Years		Total Investment Securities

	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Market
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value

	(dollars in thousands)
Investment Securities Held to Maturity
FHLB Notes	-		$ 4,000	2.58%	$ 2,000	5.05%	-		$ 6,000	3.40%	$5,922

Interest-bearing deposits in other banks	$ 458	0.85%	-		-		-		458	0.85%	458
Federal funds sold	3,914	0.88%	-		-		-		3,914	0.88%	3,914
Mortgage-backed securities held to maturity	-		2,918	4.37%	-		$ 3,803	5.53%	6,721	5.02%	6,694
FHLB stock	-		-		-		3,250	3.50%	3,250	3.50%	3,250

Total	$ 4,372	0.87%	$ 6,918	2.58%	$ 2,000	5.05%	$ 7,053	4.59%	$ 20,343	3.41%	$20,238

Real Estate Owned

As of December 31, 2003, Bancorp owned no real estate through foreclosure.

Deposits

Deposits are attracted principally from within the Bank’s primary market areas through the offering of a variety of deposit instruments, including passbook and statement accounts and certificates of deposit ranging in terms from three months to five years. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Bank also offers individual retirement accounts (“IRA’s”).

The Bank’s policies are designed primarily to attract deposits from local residents rather than to solicit deposits from areas outside their primary markets. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Deposits in the Bank as of December 31, 2003 and 2002 consisted of savings programs described below:

	2003		2002
	Amount	Percent	Amount	Percent
Category
NOW accounts	$21,219,969	5.06%	$15,980,589	4.23%
Money market accounts	152,412,884	36.31	132,767,052	35.13
Passbooks	19,190,968	4.57	18,189,610	4.81
Certificates	226,832,739	54.04	210,913,461	55.81

	419,656,560	99.98	377,850,712	99.98
Accrued interest	69,625.02		74,329.02

Total savings	$419,726,185	100.00%	$377,925,041	100.00%

The Bank held certificates of deposit totaling $226,832,739 and $210,913,461 at December 31, 2003 and 2002 respectively, maturing as follows:

	2003
	Amount	Percent
One year or less	$125,650,800	55.39%
More than 1 year to 2 years	30,261,890	13.34
More than 2 years to 3 years	39,724,600	17.51
More than 3 years to 4 years	19,889,201	8.77
More than 4 years to 5 years	11,306,248	4.99
More than 5 years	-	.00

	$226,832,739	100.00%

The following table contains information pertaining to the certificates of deposit held by the Bank in excess of $100,000 (“Jumbo CD’s”) as of December 31, 2003.

	Jumbo Certificate
	of Deposits
Time Remaining Until Maturity	(dollars in thousands	)
Less than three months	$10,046
3 months to 6 months	7,852
6 months to 12 months	8,739
Greater than 12 months	31,242

Total	$57,879

Liquidity and Asset/Liability Management

Two major objectives of asset and liability management are to maintain adequate liquidity and to control the interest sensitivity of the balance sheet.

Liquidity is the measure of a company’s ability to maintain sufficient cash flow to fund operations and to meet financial obligations to depositors and borrowers. Liquidity is provided by the ability to attract and retain deposits and by principal and interest payments on loans and maturing securities in the investment portfolio. A strong core deposit base, supplemented by other deposits of varying maturities and rates, contributes to the Bank’s liquidity.

Funds available through short-term borrowings and asset maturities are considered adequate to meet all current needs, and Management is continually monitoring the Bank’s liquidity position to meet projected needs.

Interest rate sensitivity is maintaining the ability to reprice interest earning assets and interest bearing liabilities in relationship to changes in the general level of interest rates. Management attributes interest rate sensitivity to a steady net interest margin through all phases of interest rate cycles. Management attempts to make the necessary adjustments to constrain adverse savings in net interest income resulting from interest rate movements through GAP analysis and income simulation modeling techniques.

Short Term Borrowings

The Bank has an available line of credit, secured by its residential mortgage portfolio, in the amount of Twenty-Five Percent (25%) of its total assets, with the Federal Home Loan Bank of Atlanta. As of year-end the available line of credit with the Federal Home Loan Bank of Atlanta was $135,118,000. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable then obtaining deposits from the public. The following table sets forth short-term borrowings with the Federal Home Loan Bank of Atlanta, with original maturities of one year or less.

	Year ended December 31,
	2003	2002	2001
	(dollars in thousands)
Short term borrowings and notes payable
Average balance outstanding during the period	$1,500	$4,917	$21,917
Maximum amount outstanding at any month-end during
the period	8,000	14,000	27,000
Weighted Average interest rate during the period	0.62%	3.16%	5.38%
Total short term borrowings at period end	6,000	-	17,000
Weighted average interest rate at period end	1.15%	0.00%	4.40%

Employees

As of December 31, 2003, the Bank employed 76 persons on a full-time basis and 7 persons on a part-time basis. The Bank’s employees are not represented by any collective bargaining group, and management considers its relations with its employees to be excellent. The holding company has no employees.

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

Hyatt Real Estate

Bancorp acquired Hyatt Real Estate, a real estate brokerage and property management company, in June 2001. Hyatt Real Estate is a real estate brokerage company specializing in commercial real estate sales, leasing and property management. It owns the facility within which it is located, at 1919 West Street, and is also the owner of the property known as 1919A West Street, which is leased to the Bank for its administrative offices. As of December 31, 2003 Hyatt Real Estate had 16 licensed real estate agents and 7 employees.

SBI Mortgage Company

SBI is a subsidiary of Bancorp that has engaged in the origination of mortgages not suitable for the Bank. It owns subsidiary companies that have or are negotiating to purchase real estate for investment purposes. As of December 31, 2003, SBI had $298,143 in outstanding mortgage loans and it had $520,180 invested in subsidiaries, which funds were held in cash, pending potential acquisition of investment real estate.

HS West, LLC

HS West, LLC (“HS”) is a subsidiary of the Bank. It owns certain land, being approximately one acre in size, which is located in the City of Annapolis, Maryland fronting on Westgate Circle. HS has obtained a special exception approval from the City of Annapolis to construct an 82,000± square foot office building with parking garage on the site. A grading permit has been issued by the City of Annapolis and a building permit has been applied for. Estimates have been received for construction and revisions are currently being made in an attempt to reach a figure for construction deemed reasonable by the Bank. It is expected that construction of the office building will commence in the spring of 2004.

Regulation

Competition
The banking and financial services is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than us. Recent legislation permitting affiliations among commercial banks, insurance companies, securities firms, and other financial service providers has resulted in even larger financial institutions.

Economic Conditions, Government Policies, Legislation, and Regulation

Our profitability, like that of most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by us on our interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, will initially comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on us cannot be predicted.

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.

In addition, a number of state attorneys general and state bank commissioners have joined in a lawsuit seeking to limit the ability of federal regulators to preempt state law on behalf of federally chartered banks and thrifts such as the Bank. In the event the suit is successful, the Bank could be subject to additional regulation and compliance costs.

General

Savings and loan holding companies and savings associations are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the Savings Association Insurance Fund (“SAIF”) and not for the benefit of stockholders of Bancorp. The following information describes certain aspects of that regulation applicable to Bancorp and the Bank, and does not purport to be complete. The discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions.

Regulation of Bancorp

General. Bancorp is a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision (“OTS”). As such, Bancorp is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over Bancorp and its subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

Activities Restriction Test. As a unitary savings and loan holding company, Bancorp generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender (“QTL”) test or meets the definition of domestic building and loan association pursuant to the Internal Revenue Code of 1986, as amended (the “Code”). Bancorp presently intends to continue to operate as a unitary savings and loan holding company. Recent legislation terminated the “unitary thrift holding company exemption” for all companies that apply to acquire savings associations after May 4, 1999. Since Bancorp is grandfathered, its unitary holding company powers and authorities were not affected. See “Financial Modernization Legislation.” However, if Bancorp acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of Bancorp and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. Furthermore, if Bancorp were in the future to sell control of the Bank to any other company, such company would not succeed to Bancorp grandfathered status under and would be subject to the same business activity restrictions. See “- Regulation of the Bank - Qualified Thrift Lender Test.”

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

Federal law generally provides that no “person,” acting directly or indirectly or through or in concert with one or more other persons, may acquire “control,” as that term is defined in OTS regulations, of a federally insured savings association without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. In addition, no company may acquire control of such an institution without prior OTS approval. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of a savings and loan holding company, from acquiring control of any savings association not a subsidiary of the savings and loan holding company, unless the acquisition is approved by the OTS. For additional restrictions on the acquisition of a unitary thrift holding company, see “Financial Services Modernization Legislation.” Certain individuals, including Alan J. Hyatt, Louis Hyatt, and Melvin Hyatt, and their respective spouses (“Applicants”), filed an Application for Notice of Change In Control (“Notice”) in April 2001 pursuant to 12CFR Section 574.3(b). The Notice called for the Applicants to acquire up to 32.32% of the Company’s issued and outstanding shares of stock by April 16, 2002. The OTS approved requests by the Applicants to extend the time to consummate such acquisition of shares to February 9, 2005. The Applicants currently own approximately 28.65% of the total outstanding shares of the Company as of December 31, 2003.

The Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:
  the creation of a five-member oversight board appointed by the SEC that will set standards for accountants and have investigative and disciplinary powers;
  the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;
  increased penalties for financial crimes;
  expanded disclosure of corporate operations and internal controls and required executive certification of financial presentations;
  increased requirements for board audit committees and their members;
  enhanced controls on, and reporting of, insider trading; and
  statutory separations between investment bankers and analysts.
The new legislation and its implementing regulations will result in increased costs of compliance, including certain outside professional costs.

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

  due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-US persons standards for verifying customer identification at account opening rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering reports by nonfinancial trades and businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000, and filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.
Financial Services Modernization Legislation

General. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the “GLB”). The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a “Financial Holding Company.” “Financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

Regulation of the Bank

General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation (“FDIC”). Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).

The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank’s Board of Directors on any deficiencies found in the operations of the Bank. The relationship between the Bank and depositors and borrowers is also regulated by federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents utilized by the Bank.

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

Privacy. Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide:

  initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;
  annual notices of their privacy policies to current customers; and
  a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.
These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Since FSMA’s enactment, a number of states have implemented their own versions of privacy laws. The Bank has implemented its privacy policies in accordance with the law.

Interagency Guidance on Response Programs to Protect Against Identity Theft

On August 12, 2003, the Federal bank and thrift regulatory agencies requested public comment on proposed guidance that would require financial institutions to develop programs to respond to incidents of unauthorized access to customer information, including procedures for notifying customers under certain circumstances. The proposed guidance interprets previously issued interagency customer information security guidelines that require financial institutions to implement information security programs designed to protect their customers’ information; and
  describes the components of a response program and sets a standard for providing notice to customers affected by unauthorized access to or use of customer information that could result in substantial harm or inconvenience to those customers, thereby reducing the risk of losses due to fraud or identity theft.

We are not able at this time to determine the impact of any such proposed guidance on our financial condition or results of operation.

Premiums for Deposit Insurance

Through the Bank Insurance Fund (BIF), the FDIC insures our customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund (“SAIF”).

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks. Any increase in assessments or the assessment rate could have a material adverse effect on the company’s earnings, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for one or more of the company’s subsidiary depository institutions could have a material adverse effect on the company’s earnings, depending on the collective size of the particular institutions involved.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the first half of 2004 at approximately 1.54 cents for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

Regulatory Capital Requirements. The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk federal banking agencies, to 100% for assets with relatively high credit risk.

The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Not more than 25% of qualifying Tier I capital may consist of trust-preferred securities. “Tier II capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. “Tier III capital” consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

The Bank is not subject to any such individual minimum regulatory capital requirement.

As shown below, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2003.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
December 31, 2003
Tangible (1)	$49,568,918	9.2%	$8,095,323	1.50%	N/A	N/A
Tier I capital (2)	49,568,918	12.0%	N/A	N/A	$24,692,400	6.00%
Core (1)	49,568,918	9.2%	21,587,529	4.00%	26,984,411	5.00%
Risk-weighted (2)	54,313,918	13.2%	32,923,200	8.00%	41,154,000	10.00%

December 31, 2002
Tangible (1)	$39,898,384	8.8%	$6,837,788	1.50%	N/A	N/A
Tier I capital (2)	39,898,384	12.1%	N/A	N/A	$19,768,800	6.00%
Core (1)	39,898,384	8.8%	18,234,100	4.00%	22,792,625	5.00%
Risk-weighted (2)	43,781,865	13.3%	26,358,400	8.00%	32,948,000	10.00%
____________
(1) To adjusted total assets.
(2) To risk-weighted assets.

The Home Owners’ Loan Act (“HOLA”) permits savings associations not in compliance with the OTS capital standards to seek an exemption from certain penalties or sanctions for noncompliance. Such an exemption will be granted only if certain strict requirements are met, and must be denied under certain circumstances. If an exemption is granted by the OTS, the savings association still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

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
  interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities, subordinate-lien loans of 10 percentage points above Treasury securities. and fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

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

The regulation establishes five categories of capital classification:
  “well capitalized;”
  “adequately capitalized;”
  “undercapitalized;”
  “significantly undercapitalized;” and
  “critically undercapitalized.”
Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution’s capital classification. At December 31, 2003, the Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

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

If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized – without the express permission of the institution’s primary regulator.

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
  the savings association is in compliance with its fully phased-in capital requirements;
  the loans comply with applicable loan-to-value requirements; and
  the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.
At December 31, 2003, the Bank’s loans-to-one-borrower limit was $7,435,000 based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2003, the Bank’s largest single lending relationship had an outstanding balance of $5,200,000, and consisted of a loan secured by two office buildings in Reston, Virginia, and was performing in accordance with its terms.

Qualified Thrift Lender Test. Savings associations must meet a QTL test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a “domestic building and loan association” the Code. Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage-related securities. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 2003, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

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
  a loan or extension of credit to an affiliate;
  a purchase of investment securities issued by an affiliate;
  a purchase of assets from an affiliate, with some exceptions;
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

Regulations generally exclude all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except for:
  a financial subsidiary,
  a subsidiary controlled by one or more affiliates,
  an ESOP, or
  a subsidiary determined by the OTS or the Federal Reserve to be an affiliate.
The regulations also require savings associations to make and retain records that reflect affiliate transactions in reasonable detail and provides that specified classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

Some of the entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies, investment companies whereby the bank its affiliate serves as investment advisor, and financial subsidiaries of the bank. Additional restrictions on transactions with affiliates may be imposed on us under the prompt corrective action provisions of federal law. See “- Prompt Corrective Action and Other Enforcement Mechanisms.”

Capital Distribution Limitations. OTS regulations impose limitations upon all capital distributions by savings associations, like cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital.

The OTS regulations require a savings association to file an application if:
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

Interstate Banking and Branching. A federal savings association has the ability to establish branches outside its home state. Commercial banks can also branch across state lines, subject to any state law limitations or prohibitions. Competition may increase further as banks branch across state lines and enter new markets.

Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies as well as the Department of Justice taking enforcement actions. Based on an examination conducted July 7,2003, the Bank received a satisfactory rating.

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
  1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or
  5% of its FHLB advances or borrowings.
At December 31, 2003, the Bank was in compliance with this requirement.

The GLB Act made significant reforms to the FHLB system, including:

  Expanded Membership – (i) expands the uses for, and types of, collateral for advances; (ii) eliminates bias toward QTL lenders; and (iii) removes capital limits on advances using real estate related collateral (e.g., commercial real estate and home equity loans).
  New Capital Structure – each FHLB is allowed to establish two classes of stock: Class A is redeemable within six months of notice; and Class B is redeemable within five years notice. Class B is valued at 1.5 times the value of Class A stock. Each FHLB will be required to maintain minimum capital equal to 5% of equity. As of July 17, 2002, each FHLB, including our FHLB of Atlanta, received Federal Housing Finance Board approval of its capital plan. These plans must be implemented by July 1, 2004.
  Voluntary Membership – federally chartered savings associations, such as the Bank, are no longer required to be members of the system.
  REFCorp Payments – changes the amount paid by the system on debt incurred in connection with the thrift crisis in the late 1980s from a fixed amount to 20% of net earnings after deducting certain expenses.
Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2003, the Bank was in compliance with these requirements.

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

Item 2. Properties

Bancorp owns its retail branch locations at 1917 West Street, Annapolis, Maryland 21401 and 413 Crain Highway, South-East, Glen Burnie, Maryland 21061. The Bank’s executive office at 1919A West Street, Annapolis, Maryland 21401 (which also serves as a loan production office) is leased from HRE, a wholly owned subsidiary of Bancorp. HRE owns its office building at 1919 West Street, Annapolis, Maryland 21401.

The Bank leases space for its accounting and loan servicing offices from a third party at 1927 West Street, Annapolis, Maryland 21401. Homeowner’s Title, a subsidiary of the Bank, leases space at 1925 West Street, Annapolis, Maryland 21401 from a limited liability company of which Alan J. Hyatt, Bancorp’s Chairman and Chief Executive Officer, is a principal, on a term of 3 years, subject to the right of Homeowner’s Title to exercise early termination, at its option. Current monthly rental paid by Homeowner’s Title is $3,664.50.

HS West, LLC, a subsidiary of Bancorp, intends to construct a building in the Annapolis, Maryland area to serve as the administrative headquarters. A branch office will be included. To date, HS West , LLC has incurred approximately $1,701,854 of cost including the value of the land. The total cost is expected to be approximately $17,000,000, with completion in November 2005.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which Bancorp, the Bank or any subsidiary is a party or to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Quarterly Stock Information*
2003				2002
	Stock Price Range				Stock Price Range
Quarter	Low	High	Per Share Dividend	Quarter	Low	High	Per Share Dividend
1st	$ 15.82	$ 22.00	$.08	1st	$ 8.67	$ 11	$.06
2nd	20.08	25.10	.08	2nd	9.75	17.06
3rd	21.60	32.00	.09	3rd	14.64	16.97	.06
4th	29.85	34.20	.09	4th	14.75	16.15	.06

*Adjusted to give retroactive effect to a 3 for 1 stock split declared February 19, 2002.

Common shares of Bancorp are traded on the National Association of Security Dealers Small Cap Market under the symbol “SVBI”.

Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016-3572, serves as the Transfer Agent and Registrar for Bancorp.

Equity Compensation Plan Table. See Part III, Item 11.

Item 6. Selected Financial Data

The following financial information is presented from the audited financial statements of Bancorp. The information is a summary and should be read in conjunction with management’s Discussions and Analysis of Financial Condition and Results of Operations.

Summary Financial and Other Data
	at December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands, except per share information)
Balance Sheet Data
Total assets	$540,471	$458,415	$366,890	$293,230	$233,724
Cash and cash equivalents	8,426	18,660	6,038	1,007	2,430
Total loans, net	506,026	418,825	342,641	274,652	214,066
Securities available for sale	-	-	-	858	812
Mortgage backed securities and securities
held to maturity	12,721	9,661	7,213	9,779	10,326

Nonperforming loans	469	1,758	2,101	1,178	925
Real estate acquired through foreclosure	-	224	312	312	672
Total nonperforming assets	469	1,982	2,413	1,490	1,597

Deposits	419,726	377,925	286,918	229,312	186,204
Short-term borrowings	6,000	-	17,000	18,000	2,000
Notes payable	59,000	34,000	25,000	16,000	22,000
Total liabilities	487,501	415,233	332,059	268,009	211,743

Minority Interest – Preferred Securities of Subsidiary	4,000	4,000	4,000	3,892	3,892

Stockholders’ equity	48,970	39,181	30,831	21,329	18,089
Common shares outstanding *	4,159,092	4,142,592	4,057,092	3,239,316	3,234,492
Book value per common shares *	11.77	9.46	7.60	6.58	5.59

Other Data:
Number of:
Full service retail banking facilities	2	2	2	2	2
Full-time equivalent employees	81	69	67	66	63

* Retroactively adjusted to reflect three-for-one stock split declared February 19, 2002.

Summary of Operations
	For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands, except per share data)
Interest and dividend income	$37,087	$33,402	$29,489	$24,271	$20,047
Interest expense	12,341	13,799	16,094	13,387	10,523

Net interest income	24,746	19,603	13,395	10,884	9,524
Provision for loan losses	900	670	708	591	504

Net interest income after provision for loan losses	23,846	18,933	12,687	10,293	9,020
Noninterest income	4,674	4,133	2,570	1,439	1,586
Noninterest expense	9,616	8,447	6,588	5,348	5,477

Earnings before income tax provision	18,904	14,619	8,669	6,384	5,129
Provision for income taxes	7,575	5,671	3,413	2,439	2,002

Net income	$11,329	$8,948	$5,256	$3,945	$3,127

Per Share Data:
Basic earnings per share *	$2.68	$2.13	$1.38	$1.15	$0.90
Diluted earnings per share *	$2.67	$2.13	$1.37	$1.12	$0.84
Weighted number of shares outstanding basic *	4,146,566	4,092,188	3,647,451	3,237,888	3,230,940
Weighted number of shares outstanding diluted *	4,157,302	4,103,223	3,683,346	3,330,915	3,450,831

* Retroactively adjusted to reflect three-for-one stock split declared February 19, 2002.

Key Operating Ratios

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Performance Ratios:
Return on average assets	2.23%	2.14%	1.55%	1.47%	1.38%
Return on average equity	25.22%	25.58%	20.22%	20.04%	18.31%
Net interest margin	4.99%	4.86%	4.05%	4.17%	4.34%
Interest rate spread	4.77%	4.59%	3.65%	3.75%	3.94%
Noninterest expense to average assets	1.76%	2.02%	1.95%	2.00%	2.43%
Efficiency ratio	30.33%	35.59%	41.27%	43.40%	49.30%

Asset Quality Ratios:
Equity to Assets	9.06%	8.55%	8.40%	7.27%	7.74%
Nonperforming assets to total assets
at end of period	0.09%	0.43%	0.66%	0.51%	0.68%
Nonperforming loans to total gross
loans at end of period	0.08%	0.36%	0.51%	0.36%	0.36%
Allowance for loan losses to total
gross loans at end of period	0.79%	0.81%	0.82%	0.83%	0.84%
Allowance for loan losses to
nonperforming loans at end of period	1030.49%	227.02%	159.59%	231.58%	232.11%

Mortgage Origination and Servicing Data:
Mortgage loans originated or purchased	$320,902	$343,787	$342,915	$213,614	$180,782
Mortgage loans sold	133,871	100,535	60,302	36,869	37,706
Mortgage loans serviced for others	24,016	23,935	17,376	21,648	23,186
Capitalized value of mortgage
servicing rights	13	19	26	33	39

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

	Years Ended December 31,

	2003			2002			2001

	Average			Average			Average
	Volume	Interest	Yield/Cost	Volume	Interest	Yield/Cost	Volume	Interest	Yield/Cost

	(dollars in thousands)
ASSETS
Loans (1)	$ 466,512	$ 36,403	7.80%	$ 384,537	$ 32,723	8.51%	$ 313,798	$ 28,617	9.12%
Investments (2)	6,167	243	3.94%	7,339	362	4.93%	7,671	450	5.86%
Mortgage-backed securities	6,586	210	3.18%	1,346	54	4.00%	255	18	7.09%
Other interest-earning assets (3)	16,749	231	1.38%	10,123	263	2.60%	8,773	404	4.60%

Total interest-earning assets	496,014	37,087	7.48%	403,345	33,402	8.28%	330,497	29,489	8.92%
Non-interest earning assets	11,894			13,979			7,800

Total Assets	$ 507,908			$ 417,324			$ 338,297

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$ 187,979	$ 2,997	1.59%	$ 138,961	$ 3,485	2.51%	$ 69,846	$ 2,422	3.47%
Certificates of deposits	222,819	7.964	3.57%	198,613	8,815	4.44%	190,391	11,170	5.87%
Borrowings	43,833	1,380	3.15%	36,500	1,499	4.11%	45,250	2,502	5.53%

Total interest-bearing liabilities	454,631	12,341	2.71%	374,074	13,799	3.69%	305,487	16,094	5.27%
Non-interest bearing liabilities	4,360			4,271			2,866
Minority Interest – Preferred Securities of Subsidiary	4,000			4,000			3.946
Stockholders' equity	44,917			34,979			25,998

Total liabilities and stockholders' equity	$ 507,908			$ 417,324			$ 338,297

Net interest income and Interest rate spread		$ 24,746	4.77%		$ 19,603	4.59%		$ 13,395	3.65%

Net interest margin			4.99%			4.86%			4.05%
Average interest-earning assets to
average interest-bearing liabilities			109.10%			107.82%			108.19%

(1) Non-accrual loans are included in the average balances and in the computation of yields.
(2) The Company does not have any tax exempt securities.
(3) Other interest earning assets includes interest bearing deposits in other banks, federal funds, and FHLB stock investments.

Rate Volume Table

	Year ended December 31, 2003 vs. Year ended December 31, 2002			Year ended December 31, 2002 vs. Year ended December 31, 2001
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(dollars in thousands)
Interest-earning assets
Loans	$3,680	$6,631	$(2,951)	$4,106	$6,128	$(2,022)
Investments	(119)	(53)	(66)	(88)	(18)	(70)
Mortgage-backed securities	156	170	(14)	36	46	(10)
Other interest-earning assets	(32)	121	(153)	(141)	55	(196)

Total interest income	$3,685	$6,869	$(3,184)	$3,913	$6,211	$(2,298)

Interest-bearing liabilities
Savings and checking deposits	$(488)	$1,010	$(1,498)	$1,063	$1,867	$(804)
Certificates of deposits	(851)	1,000	(1,851)	(2,355)	463	(2,818)
Borrowings	(119)	340	(459)	(1,003)	(434)	(569)

Total interest expense	$(1,458)	$2,350	$(3,808)	$(2,295)	$1,896	$(4,191)

Net change in interest income	$5,143	$4,519	$624	$6,208	$4,315	$1,893

(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company’s significant accounting policies are set forth in note 1 of the consolidated financial statements for the year ended December 31, 2003 which are set forth on pages F-2A through F-37. Of these significant accounting policies, the Company considers the policy regarding the allowance for loan losses to be its most critical accounting policy, given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

Overview

The primary business of Bancorp is mortgage lending. The markets in which Bancorp operates, Anne Arundel County, Maryland, as well as surrounding areas in Maryland, northern Virginia and Delaware, have enjoyed strong real estate demand. This has fueled Bancorp’s growth, along with the demand to refinance existing mortgages as a result of historically low interest rates. Refinancing activity began to slow down toward the end of the third quarter of 2003, and slowed considerably in the fourth quarter of 2003. However, with interest rates remaining low, construction lending and purchase money mortgage lending have continued to be extremely active.

Bancorp has been able to take advantage of the low interest rate environment and reduce its cost of liabilities. Interest rates paid on deposits have decreased significantly, as have interest rates paid for borrowing funds from the Federal Home Loan Bank of Atlanta. The difference between Bancorp’s costs of funds and what it earns on mortgage loans is the interest rate “spread”. This spread has increased as Bancorp’s growing portfolio of mortgage loans coupled with the fees earned on loans sold in the secondary market, has driven up overall revenues. While variable expenses, such as compensation, have increased, Bancorp’s overall expenses have remained modest which has resulted in increasing profitability.

Bancorp’s asset quality has remained excellent, as there have been minimal losses due to defaulting loans.

Going forward, Bancorp’s challenge will be to continue to grow assets in the form of mortgage loans, while earning a profitable spread, and continuing to maintain good asset quality.

Interest rates are outside the control of Bancorp, so it must attempt to balance its pricing and duration of its loan portfolio against the risks of rising costs of its deposits and borrowings.

The continued success and attraction of Anne Arundel County, Maryland, and vicinity, will also be important to Bancorp’s ability to originate and grow its mortgage loans, as will Bancorp’s continued focus on maintaining a low overhead.

Financial Condition

At December 31, 2003 total assets were $540,471,000 compared to $458,415,000 at December 31, 2002, which represents an increase of $82,056,000 or 17.9%. The following discusses the material changes between the December 31, 2003 and 2002 balance sheets.

Loans

Loans Held For Sale. At December 31, 2003 loans held for sale was $3,175,0000 compared to $17,481,000 at December 31, 2002. This decrease of $14,306,000 or 81.8% was due to a reduction in the loan portfolio intended to be sold to investors in the secondary market. Most of the loans sold in the secondary market have been loans that refinanced existing mortgages. Beginning in late third quarter, and continuing into the fourth quarter of 2003, loans that refinanced existing mortgages were significantly reduced and, as a result, there were less loans available for sale in the secondary market as of December 31, 2003.

Loans Receivable. Total net portfolio loans receivable were $502,851,000 at December 31, 2003, an increase of $101,508,000 or 25.3% from $401,343,000 at December 31, 2002. The increase in the loan portfolio resulted from the continuing increases in loan demand, resulting from the continued historically low interest rates. The increase in the loan portfolio included increases in residential mortgage loans, residential construction loans and commercial mortgage loans.

Federal Home Loan Bank of Atlanta Stock. Total Federal Home Loan Bank of Atlanta stock owned by Bancorp at December 31, 2003 was $3,250,000, compared to $1,900,000 of Federal Home Loan Bank of Atlanta Stock owned as of December 31, 2002. This increase of $1,350,000, or 71.1%, resulted from an increase in the advances taken by Bancorp from the Federal Home Loan Bank of Atlanta outstanding as of December 31, 2003 compared to December 31, 2002, as the Bank is obligated to purchase Federal Home Loan Bank stock based upon the amount outstanding in advances at any given time.

Premises and Equipment. Premises and equipment totaled $5,327,000 at December 31, 2003 compared to $4,738,000 at December 31, 2002. This increase of $589,000 or 12.4%, primarily represents the continued investment in the property owned by HS West, LLC, a subsidiary of the Bank, as it prepares to construct an office building for use by Bancorp and its subsidiaries for its corporate headquarters at West Gate Circle in Annapolis, Maryland.

The following table contains for the periods indicated information regarding the financial obligations owing by the Company for leases of certain properties.

Contractual Obligations	Payments due by period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long term debt	$59,000	$5,000	$12,000	$15,000	$27,000

Operating lease obligations	30	28	2	-	-

Certificates of Deposit	226,833	125,651	69,987	31,195	-
Other long term liabilities reflected
on the Company’s balance sheet
under GAAP	-	-	-	-	-

Total	$285,863	$130,679	$81,989	$46,195	$27,000

Liabilities

Deposits.   Total deposits were $419,726,000 at December 31, 2003 compared to $377,925,000 at December 31, 2002. This represents an increase of $41,801,000 or 11.1%. The increase in deposits was used to fund loan growth, however, the Bank found it increasingly more difficult to generate deposits at reasonable rates throughout the year and implemented a plan to utilize wholesale funds, in the form of Federal Home Loan Bank advances, which had more attractive pricing than rates that would have had to be paid for retail deposits.

FHLB Advances. FHLB advances were $65,000,000 at December 31, 2003 compared to $34,000,000 at December 31, 2002, which is an increase of $31,000,000 or 91.2%. This increase was due to the fact that rates paid on Federal Home Loan Bank advances were less expensive than what the Bank was able to generate through retail deposits and the Bank implemented a strategy to lock in interest rates for a longer term in the form of advances from the Federal Home Loan Bank for terms of three years and longer.

Stockholders’ Equity. Total stockholders’ equity was $48,970,000 as of December 31, 2003, which compared to $39,181,000 as of December 31, 2002. This increase of $9,789,000, or 25.09%, resulted primarily from net income, offset by dividend declarations.

Off-Balance Sheet Arrangements. The Company has certain outstanding commitments and obligations that could impact the Company’s financial condition, liquidity, revenues or expenses. These commitments and obligations include standby letters of credit, home equity loans, loan commitments, lines of credit, and loans sold and serviced with limited repurchase provisions.

Standby letters of credit, which are obligations of the Company to guarantee performance of borrowers to governmental entities, were $7,982,000 as of December 31, 2003 compared to $6,694,000 as of December 31, 2002. This increase of $1,288,000 or 19.2% was a result of increased demand by the Company’s borrowers for letter of credit requirements.

Home equity loans increased $4,128,000, or 51.5%, from $8,014,000 as of December 31, 2002 to $12,142,000 as of December 31, 2003. Home equity loans are loans that allow the borrowers to draw funds up to a specified loan amount, from time to time. The Company’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans. This increase was a result of the general increase in loan demand and low interest rates offered on home equity loans.

Loan commitments as of December 31, 2003 were $24,520,000, compared to $24,772,000 as of December 31, 2002. This was a decrease of $252,000, or 1%. Loan commitments are obligations of the Company to provide loans, and such commitments are made in the usual course of business.

Lines of credit, which are obligations of the Company to fund loans made to certain borrowers, were $20,436,000 as of December 31, 2003, compared to $22,368,000 as of December 31, 2002. This decrease of $1,932,000, or 8.6%, was a result of less demand for this type of loan product. The Company’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

Loans sold and serviced with limited repurchase provisions increased $22,714,000, or 223.5%, from $10,163,000 as of December 31, 2002, to $32,877,000 as of December 31, 2003. This increase was a result of the increase in loans sold on the secondary market.

The Company uses the same credit policies in making commitments and conditional obligations as it does for its on-balance sheet instruments.

Comparison of Results of Operation for the Years Ended December 31, 2003 and 2002.

General. Bancorp’s net income for the year ended December 31, 2003 was $11,329,000 or $2.67 per share, diluted, compared to $8,948,000 or $2.13 per share, diluted, for the year ended December 31, 2002. This increase of $2,381,000 or 26.6% was primarily the result of increases in loan origination volume and the increase in interest income coupled with a reduction in the cost of deposits and other borrowings, as well as the maintenance of relatively low non-interest expenses. It is uncertain whether Bancorp will be able to generate the volume of loan originations that it has done over the past two years as the trend, beginning in the third quarter of 2003, was that refinances of mortgages were significantly slowing down. However, loan originations, overall, remain strong, and provided the real estate market in the Bank’s primary lending areas remain positive, the Bank may continue with strong loan originations.

Net Interest Income. Net interest income (interest earned net of interest charges) totaled $24,746,000 for the year ended December 31, 2003, as compared to $19,603,000 for the year ended December 31, 2002, or an increase of $5,143,000 or 26.2%. This increase was due to the growth in the loan portfolio and the reduction on the interest on deposits and Federal Home Loan Bank advances. The net interest margin increased to 4.99% at December 31, 2003 from 4.86% at December 31, 2002. The Bank’s net interest margin increased over the past year because interest rates paid on the Bank’s deposits have fallen faster than the interest rates earned on the Bank’s assets. However, the increase in the net interest margin slowed from the increase between December 31, 2001 and December 31, 2002 and the Bank does not expect that interest on its deposits and Federal Home Loan Bank advances will continue to drop as it has over the last two years. The Bank is uncertain whether it will be able to continue to attract low cost liabilities, as it has done in the last two years due to the general expectation of rising interest rates in the future and the recent flow of depositor funds into the stock market.

Provision for Loan Losses. Bancorp’s loan portfolio is subject to varying degrees of credit risk and an allowance for loan losses is maintained to absorb losses inherent in its loan portfolio. Credit risk includes, but is not limited to, the potential for borrower default and the failure of collateral to be worth what Bancorp determined it was worth at the time of the granting of the loan. The Bank monitors its loan portfolio at least as often as quarterly and its loan delinquencies at least as often as monthly. All loans that are delinquent and all loans within the various categories of the Bank’s portfolio as a group are evalulated. The Bank’s Board, with the advice and recommendation of the Bank’s delinquency committee, estimates an allowance to be set aside for loan losses. Included in determining the calculation are such factors as the inherent risk contained within the portfolio after considering the state of the general economy, economic trends, consideration of particular risks inherent in different kinds of lending and consideration of known information that may affect loan collectibility. An increase in the loan loss provision from the beginning of the period to the end of a period would have come about after an analysis of the aforementioned factors and applying that rationale to the total portfolio.

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

As of December 31, 2003, the total allowance for loan losses was $4,833,000 as compared to $3,991,000 as of December 31, 2002, which is an increase of $842,000 or 21.1%. The increase was a result of the current year’s addition to the allowance and minimal charge offs being incurred. During the year ended December 31, 2003, the provision for loan losses was $900,000 compared to $670,000 for the year ended December 31, 2002. This increase of $230,000 or 34.3%, was a result of Management’s determination that adding to the provision for loan losses was, more or less, appropriate for the level of inherent risk in its portfolio as compared to the year ended December 31, 2002.

Other Income and Non Interest Expense. Gain on sale of loans was $1,563,000 for the year ended December 31, 2003 compared to $1,264,000 for the year ended December 31, 2002. This increase of $299,000, or 23.7%, was a result of an increasing volume of loan originations due to the continued low interest rate environment that resulted in the continuing refinance of residential mortgages. However, beginning in the late third quarter of 2003 the refinance of residential mortgages began to decline significantly and the Bank anticipates, but is not certain, that loan originations in the form of residential refinances are likely to decrease in the future. If this happens, there is likely to be a reduction in the amount of gain on sale of loans which will also cause a reduction in mortgage processing fees. Compensation paid to loan officers for the originations of loans would also commensurately be reduced.

Real estate commissions and real estate management fees for the year ended December 31, 2003 were $1,160,000 and $369,000, respectively, as compared to December 31, 2002 when real estate commissions and real estate management fees were $1,237,000 and $383,000, respectively. In the aggregate, this was a decrease of $91,000 or 5.6%. Real estate management fees are a steadier recurring source of revenue and provided Hyatt Real Estate maintains property management accounts, there is a likelihood that management fees will continue in the future. It is Bancorp’s intention to acquire real estate through subsidiaries of SBI Mortgage Company, where such subsidiaries will serve as managing members or general partners of entities that expect to own real estate for investment purposes. Equity will be raised through private placements of securities and, if successful, Hyatt Real Estate should be able to earn commissions and/or acquisition fees on the properties acquired as well as receive leasing commission revenue and real estate management fees for services rendered.

Mortgage processing and servicing fees for the year ended December 31, 2003 were $928,000 compared to $724,000 for the year ended December 31, 2002. This increase of $204,000, or 28.2%, was a result of the continued growth in the Bank’s originations and loan portfolio.

Compensation and related expenses totaled $6,976,000 for the year ended December 31, 2003 compared to $6,065,000 for the year ended December 31, 2002, which was an increase of $911,000 or 15.02%. This increase during 2003 was attributable to the fact that the Bank increased its personnel to 81 full time equivalent employees as of December 31, 2003 compared to 69 full time equivalent employees as of December 31, 2002.

Other non-interest expense totaled $2,106,000 for the year ended December 31, 2003 compared to $1,883,000 for the year ended December 31, 2002 which was an increase of $223,000 or 11.8%. Other non-interest expense consists primarily of office and computer supplies, mail expenses, telephone and other expenses. In 2003 Bancorp underwent a conversion of its data service bureau.

Income taxes for the year ended December 31, 2003 were $7,575,000 compared to $5,671,000 for the year ended December 31, 2002. This increase of $1,904,000 or 33.6% was a result of an increase in income before income tax provision to $18,904,000 for the year ended December 31, 2003 compared to $14,619,000 for the year ended December 31, 2002, being an increase of $4,285,000 or 29.3%. The effective tax rate for the years ended December 31, 2003 and 2002 were 40.07% and 38.79% respectively.

Liquidity and Capital Resources. Bancorp’s liquidity is determined by its ability to raise funds through loan payments, maturing investments, deposits, borrowed funds, capital, or the sale of loans. Based on the internal and external sources available, Bancorp’s liquidity position exceeded anticipated short-term and long-term needs at December 31, 2003. Core deposits, considered to be stable funding sources and defined to include all deposits except time deposits of $100,000 or more, equaled 86% of total deposits at December 31, 2003. The Bank’s experience is that a substantial portion of certificates of deposit will renew at time of maturity and will remain on deposit with the Bank. Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In addition to its ability to generate deposits, Bancorp has external sources of funds which may be drawn upon, when desired. The primary source of external liquidity is an available line of credit equal to 25% of the Bank’s assets with the Federal Home Loan Bank of Atlanta. The available line of credit with the Federal Home Loan Bank of Atlanta was $135,000,000 at December 31, 2003, of which $65,000,000 was outstanding at that time.

In assessing its liquidity the management of Bancorp considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that Bancorp may take advantage of business opportunities. A further consideration relating to liquidity concerns the need for funds to construct the administrative headquarters building at Westgate Circle, the construction of which should begin in 2004. As of December 31, 2003 Bancorp had $24,520,151 outstanding in loan commitments, which Bancorp expects to fund from the sources of liquidity described above. This amount does not include undisbursed lines of credit, home equity loans and standby letters of credit, in the aggregate amount of $40,559,919, which Bancorp anticipates it will be able to fund, if required, from these liquidity sources in the regular course of business.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity.

Comparison of Operating Results for the Years Ended December 31, 2002 and 2001

General. Bancorp’s net income for the year ended December 31, 2002 was $8,948,000 or $2.13 per share, diluted, compared to $5,256,000 or $1.37 per share, diluted, for the year ended December 31, 2001. The increase of $3,692,000 or 70.2% was primarily the result of increases in loan origination volume and in the loan portfolio, as well as the increase in interest income, coupled with a reduction in the cost of deposits and other liabilities.

Net Interest Income. Net interest income (interest earned net of interest charges) totaled $19,603,000 for the year ended December 31, 2002, as compared to $13,395,000 for the year ended December 31, 2001, or an increase of $6,208,000 or 46.3%. The change was primarily due to growth in the loan portfolio and reduction of interest on deposits. The net interest margin increased to 4.86% at December 31, 2002 compared to 4.05% at December 31, 2001. The Bank’s net interest margin increased because interest rates earned on the Bank’s assets have increased faster than its cost of funds. This was due to the historically low interest rate environment that the Bank is operated in.

Provision for Loan Losses. Bancorp’s loan portfolio is subject to varying degrees of credit risk and an allowance for loan losses is maintained to absorb losses inherent in its loan portfolio. Credit risk includes, but is not limited to, the potential for borrower default and the failure of collateral to be worth what Bancorp determined it was worth at the time of the granting of the loan. The Bank monitors its loan portfolio at least as often as quarterly and its loan delinquencies at least as often as monthly. All loans that are delinquent and all loans within the various categories of the Bank’s portfolio as a group are tabulated. The Bank’s Board, with the advice and recommendation of the Bank’s delinquency committee, estimates an allowance to be set aside for loan losses. Included in determining the calculation are such factors as the inherent risk contained within the portfolio after considering the state of the general economy, economic trends, consideration of particular risks inherent in different kinds of lending and consideration of known information that may affect loan collectibility. An increase in the loan loss provision from the beginning of the period to the end of a period would have come about after an analysis of the aforementioned factors and applying that rationale to the total portfolio.

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

During the year ended December 31, 2002, the provision for loan losses was $670,000 compared to $709,000 for the year ended December 31, 2001. This decrease of $39,000 or 5.5%, was a result of the Bank’s management having determined that the provision for loan losses contributed was commensurate to the inherent risk in the portfolio. As of December 31, 2002 the allowance for loan losses was $3,991,000 compared to $3,353,000 as of December 31, 2001 which is an increase of $638,000 or 19%. This increase was a result of contributions made to the provision for loan losses without any material charge offs to reduce the overall allowance for loan losses.

Other Income and Non Interest Expense. Gain on sale of loans was $1,264,000 for the year ended December 31, 2002 compared to $983,000 for the year ended December 31, 2001. This increase of $281,000 or 28.6% was a result of increased loan originations primarily from a lower interest rate environment which resulted in significant residential mortgage loan refinancings. Should loan originations decrease in the future, gain on sale of loans will also likely decrease. Loan originations may decrease as a result of greater competition, increases in general interest rates or a loss of personnel experienced in loan origination. A reduction in loan originations will also cause a reduction in mortgage processing fees.

Real estate commissions and real estate management fees for the year ended December 31, 2002 were $1,237,000 and $383,000, respectively, compared to $499,000 and $213,000, respectively for the year ended December 31, 2001. The increase in 2002, being an aggregate of $908,000 or 127.5% was due in part to the fact that Hyatt Real Estate was acquired by Bancorp in 2001 and the total year’s revenues were not included in 2001 and that real estate commission revenue is volatile and may be substantially different, from year to year.

Mortgage processing and servicing fees for the year ended December 31, 2002 were $724,000 compared to $607,000 for the year ended December 31, 2001. This increase of $117,000 or 19.3% was primarily attributable to the increase in operations and staffing and compensation levels of the Bank caused by the volume of loan production.

Compensation and related expenses totaled $6,065,000 for the year ended December 31, 2002 compared to $4,572,000 for the year ended December 31, 2001, or an increase of $1,493,000 or 32.7%. The increase during 2002 was primarily attributable to the increase in operations and staffing and compensation levels of the Bank caused by the increase in loan production and increases in commissions at Hyatt Real Estate.

Other non-interest expense totaled $1,883,000 for the year ended December 31, 2002 compared to $1,520,000 for the year ended December 31, 2001 which is an increase of $363,000 or 23.9%. Other non-interest expense consists primarily of office and computer supplies, mail expenses, telephone and other expenses. The increase during 2002 was primarily attributable to the increase in operations caused by an increase in loan production and expenses related to the registration of Bancorp’s shares with the Securities and Exchange Commission.

Income taxes for the year ended December 31, 2002 were $5,671,000 compared to $3,413,000 for the year ended December 31, 2001. This increase of $2,258,000 or 66.2% was a result of an increase in income before income tax provision to $14,619,000 for the year ended December 31, 2002 compared to $8,669,000 for the year ended December 31, 2001, being an increase of $5,950,000 or 68.6%. The effective tax rate for the years ended December 31, 2002 and 2001 were 38.79% and 39.37%, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Qualitative Information About Market Risk. The principal objective of Bancorp’s interest rate risk management is to evaluate the interest rate risk included in balance sheet accounts, determine the level of risks appropriate given Bancorp’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Bancorp’s interest rate risk management policy. Through this management, Bancorp seeks to reduce the vulnerability of its operations to changes in interest rates. The Board of Directors of Bancorp is responsible for reviewing assets/liability policies and interest rate risk position. The Board of Directors reviews the interest rate risk position on a quarterly basis. In connection with this review, the Board of Directors evaluates Bancorp’s business activities and strategies, the effect of those strategies on Bancorp’s net interest margin and the effect that changes in interest rates will have on Bancorp’s loan portfolio. Continuous movement of interest rates is certain, however, the extent and timing of these movements is not always predictable. Any movement in interest rates has an effect on Bancorp’s profitability. Bancorp faces the risk that rising interest rates could cause the cost of interest bearing liabilities, such as deposits and borrowings, to rise faster than the yield on interest earning assets, such as loans and investments. Bancorp’s interest rate spread and interest rate margin may be negatively impacted in a declining interest rate environment even though Bancorp generally borrows at short-term interest rates and lends at longer-term interest rates. This is because loans and other interest earning assets may be prepaid and replaced with lower yielding assets before the supporting interest bearing liabilities reprice downward. Bancorp’s interest rate margin may also be negatively impacted in a flat or inverse-yield curve environment. Mortgage origination activity tends to increase when interest rates trend lower and decrease when interest rates rise.

Bancorp’s primary strategy to control interest rate risk is to sell substantially all long term fixed rate loans in the secondary market. To further control interest rate risk related to its loan servicing portfolio, Bancorp originates a substantial amount of construction loans that typically have terms of one year or less. The turnover in construction loan portfolio assists Bancorp in maintaining a reasonable level of interest rate risk.

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

The matching of maturity or repricing of interest earning assets and interest bearing liabilities may be analyzed by examining the extent to which these assets and liabilities are interest rate sensitive and by monitoring the Bank’s interest rate sensitivity gap. An interest earning asset or interest bearing liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. The difference between rate sensitive assets and rate sensitive liabilities represents the Bank’s interest sensitivity gap.

Exposure to interest rate risk is actively monitored by Bancorp’s management. Its objective is to maintain a consistent level of profitability within acceptable risk tolerances across a board range of potential interest rate environments. Bancorp uses the OTS Net Portfolio Value (NPV) model to monitor its exposure to interest rate risk, which calculates changes in NPV. The following table represents Bancorp’s NPV at December 31, 2003. The NPV was calculated by the OTS, based upon information provided to the OTS.

INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)
		Net Portfolio Value		NPV as % of PV of Assets
Change In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
(dollars are in thousands)
+300 bp	63,590	-13,527	-18%	11.64%	-188 bp
+200 bp	69,494	- 7,623	-10%	12.51%	-100 bp
+100 bp	74,216	- 2,901	- 4%	13.17%	-35 bp
0 bp	77,116			13.52%
-100 bp	79,959	2,842	+ 4%	13.85%	+34 bp
-200 bp	---	0	0%	0.00%	0 bp
-300 bp	---	0	0%	0.00%	0 bp

	12/31/2003	09/30/2003	12/31/2002
RISK MEASURES: FOR GIVE RATE SHOCK

Pre-Shock NPV Ratio: NPV as % of PV of Assets	13.52%	12.73%	12.68%
Post-Shock NPV Ratio	12.51%	11.38%	12.33%
Sensitivity Measure: Decline in NPV Ratio	100 bp	134 bp	36 bp
TB 13a Level of Risk	Minimal	Minimal	Minimal

Note: Calculations of 3/1/2004 using CMR data edited 02/12/2004. CMR Report filing required. For this quarter, the Sensitivity Measure is defined as the decline in the pre-shock NPV ratio caused by a 100 basis point decrease of a 200 basis point increase in interest rates, whichever produced the larger decline.

Due to the abnormally low prevailing interest rate environment, this report no longer provides NPV estimates for changes in interest rates of –400 or +400 basis points (beginning with the March 1999 cycle), -300 basis points (beginning with the September 2001 Cycle), and –200 basis points (beginning with the December 2001 cycle).

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data are included herein at pages F1 through F37.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Reference is made to the section captioned “Relationship With Independent Auditors” in Bancorp's Proxy Statement dated March 25, 2004 for the information required by this Item, which is hereby incorporated by reference.

On January 2, 2004, Anderson Associates LLP (“Anderson”) announced that it was joining Beard Miller Company LLP (“Beard Miller”) to become the Baltimore office of Beard Miller. As a result, on January 2, 2004, Anderson resigned as independent auditors of the Company. On January 2, 2004, the Company engaged Beard Miller as its successor independent audit firm. The Company's engagement of Beard Miller was approved by the Company’s Audit Committee on January 5, 2004.

Anderson served as the Registrant's independent accountants to audit the Registrant's consolidated financial statements as of and for the fiscal years ended December 31, 2002 and 2001. Anderson’s reports on the Registrant's consolidated financial statements as of and for the years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Registrant's fiscal years ended December 31, 2002 and 2001 and the subsequent interim period from January 1, 2003 through January 2, 2004, there were no disagreements with Anderson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Anderson, would have caused Anderson to make reference to the subject matter of the disagreements in their report on the financial statements for such years.

Item 9A. Controls and Procedures

Evaluation of Bancorp’s Disclosure Controls and Internal Controls. As of December 31, 2003, Bancorp evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Limitations on the Effectiveness of Controls. Bancorp’s management, including the CEO and CFO, does not expect that its Disclosure Controls or its “internal controls and procedures for financial reporting” (“Internal Controls”) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Bancorp have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to Bancorp during the period when its periodic reports are being prepared.

In accordance with SEC requirements, the CEO and CFO note that during the fourth quarter of 2003 there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10. Directors and Executive Officers of the Registrant

Reference is made to the section captioned “Proposal 1: Election of Directors” in Bancorp's Proxy Statement dated March 25, 2004 for the information required by this Item, which is hereby incorporated by reference.

Reference is made to the section captioned “Stock Ownership” in Bancorp’s Proxy Statement dated March 25, 2004 for the information required by this Item, which is hereby incorporated by reference.

Reference is made to the section captioned “Director Independence” in Bancorp’s Proxy Statement dated March 25, 2004 for the information required by this Item, which is hereby incorporated by reference.

Reference is made to the section captioned “Report of the Audit Committee” in Bancorp’s Proxy Statement dated March 25, 2004 for the information required by this Item, which is hereby incorporated by reference.

On March 16, 2004, the Company adopted a written Code of Ethics, attached hereto as an Exhibit, that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company intends to disclose waivers and amendments to the Code of Ethics on its website in the event that any such waiver or amendment is granted.

Item 11. Executive Compensation

Reference is made to the section captioned “Director and Executive Officer Compensation” in Bancorp's Proxy Statement dated March 25, 2004 for the information required by this Item, which is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Reference is made to the sections captioned “Stock Ownership” and “Director and Executive Officer Compensation” in Bancorp's Proxy Statement dated March 25, 2004 for the information required by this Item, which is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

Reference is made to the section captioned “Certain Relationships and Transactions Where Certain Persons Have Material Interests” in Bancorp's Proxy Statement dated March 25, 2004 for the information required by this Item, which is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services

Reference is made to the section captioned “Relationship with Independent Auditors” in Bancorp's Proxy Statement dated March 25, 2004 for the information required by this Item, which is hereby incorporated by reference.

Reference is made to the section captioned “Report of the Audit Committee” in Bancorp’s Proxy Statement dated March 25, 2004 for the information required by this Item, which is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)   The following financial statements of Bancorp and its wholly owned subsidiaries are filed as part of this report:

    1.   Financial Statements
·   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT DECEMBER 31, 2003 AND DECEMBER 31, 2002
·   CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
·   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
·   CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001.
·   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS PAGES F1 - F37
·   REPORT OF BEARD MILLER COMPANY, LLP, INDEPENDENT AUDITORS PAGE F1.

2. Financial Statement Schedules

   All financial statement schedules have been omitted, as required information is either inapplicable or included in the consolidated financial statements or related notes.

   3.   Exhibits

  The following exhibits are filed as part of this report:

Exhibit No. Description of Exhibit

3.1    Articles of Incorporation of Severn Bancorp, Inc. (1)

3.2    Bylaws of Severn Bancorp, Inc. (1)

10.5    Employee Stock Ownership Plan (1)

14     Code of Ethics

31.1   Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2   Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.   Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Exhibit bearing the same number in Bancorp's Registration Statement of Form 10 filed with the Securities and Exchange Commission on June 7, 2002

    (b)    Reports on Form 8-K filed for the period January 1, 2003 through December 31, 2003 as follows:
    Form 8-K dated May 12, 2003. Reporting the resignation of Dimitri Sfakiyanudis as Director.
    Form 8-K dated December 16, 2003. Reporting the appointment of Albert W. Shields as Director.

The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission including Bancorp. That address is http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SEVERN BANCORP, INC.

March 25, 2004                        /s/
                           Alan J. Hyatt
                           Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 25, 2004                       /s/
                           Alan J. Hyatt
                           Chairman of the Board,
                          President, Chief Executive Officer and Director

March 25, 2004                       /s/
Melvin Hyatt, Director

March 25, 2004                       /s/
S. Scott Kirkley, Director

March 25, 2004                       /s/
Melvin E. Meekins, Jr., Director

March 25, 2004                       /s/
Ronald P. Pennington, Director

March 25, 2004                       /s/
T. Theodore Schultz, Director

March 25, 2004                       /s/
Albert W. Shields, Director

March 25, 2004                       /s/
                          Louis DiPasquale, Jr., Director

March 25, 2004                       /s/
                          Keith Stock, Director

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized. Each of the undersigned signatures certifies pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   This Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

                SEVERN BANCORP, INC.
Registrant

Date: March 25, 2004                       /s/
                         Alan J. Hyatt, President, Chief Executive Officer
                         and Chairman of the Board   (Principal Executive Officer)

Date: March 25, 2004                       /s/
                           Cecelia Lowman, Chief Financial Officer
                                      (Principal Financial and Accounting Officer)

