Form 10-Q
period 2004-03-31
SEVERN BANCORP INC
filed 2004-05-14
CIK 868271

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

❒       TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF
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
Yes   ☒    No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share, 4,159,092 shares outstanding at May 14, 2004.

SEVERN BANCORP, INC.

i

PART I– FINANCIAL INFORMATION

Item 1. Financial Statements
SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       (dollars in thousands, except per share amounts)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and due from banks	$4,481	$4,055
Interest bearing deposits in other banks	1,036	457
Federal funds	7,900	3,914
Investment securities held to maturity	6,000	6,000
Mortgage backed securities held to maturity	6,379	6,721
Loans held for sale, net of unrealized loss of $-0- in 2004 and 2003	5,137	3,175
Loans receivable, net of allowance for loan losses of
$5,082 and $4,832 respectively	553,486	502,851
Premises and equipment, at cost, less
accumulated depreciation	5,330	5,327
Federal Home Loan Bank of Atlanta stock at cost	4,100	3,250
Accrued interest receivable and other assets	4,943	4,721

Total assets	$598,792	$540,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$451,460	$419,726
Outstanding checks in excess of bank balance	7,028	--
Federal Home Loan Bank of Atlanta advances	80,000	65,000
Advance payments by borrowers for expenses	1,616	902
Accounts payable and accrued expenses	3,105	1,873

Total liabilities	543,209	487,501

Minority interest – preferred securities of subsidiary	4,000	4,000

Stockholders’ Equity
Common stock, $.01 par value, 20,000,000 shares authorized;
4,159,092 issued and outstanding	42	42
Additional paid-in capital	11,516	11,516
Retained earnings	40,025	37,412

Total stockholders' equity	51,583	48,970

Total liabilities and stockholders' equity	$598,792	$540,471

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For Three Months Ended March 31,
	2004	2003
	(dollars in thousands, except per share data)
Interest Income
Interest on loans	$9,866	$8,682
Interest on securities, tax exempt	50	46
Interest on mortgage backed securities	76	57
Other interest income	40	78

Total interest income	10,032	8,863

Interest Expense
Interest on deposits	2,505	2,926
Interest on short term borrowings	35	--
Interest on long term borrowings	627	211

Total interest expense	3,167	3,137

Net interest income	6,865	5,726
Provision for loan losses	250	225

Net interest income after provision for loan losses	6,615	5,501

Other Income
Gain on sale of foreclosed real estate	--	169
Real estate commissions	343	104
Real estate management fees	93	81
Mortgage banking activities	206	676
All other income	112	135

Net other income	754	1,165

Non-Interest Expenses
Compensation and related expenses	1,749	1,550
Occupancy	151	129
Other	592	442

Total non-interest expenses	2,492	2,121

Income before income tax provision	4,877	4,545
Income tax provision	1,848	1,838

Net income	$3,029	$2,707

Basic earnings per common share	$.73	$.64

Diluted earnings per common share	$.73	$.64

Common stock dividends declared per share	$.10	$.08

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$3,029	$2,707
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Amortization of deferred loan fees	(617)	(572)
Net amortization (accretion) of premiums and discounts	8	5
Provision for loan losses	250	225
Provision for depreciation	78	70
Gain on sale of loans	(79)	(458)
Gain on sale of foreclosed real estate	--	(169)
Proceeds from loans sold to others	8,808	40,022
Loans originated for sale	(10,692)	(30,436)
Principal collected on loans originated for sale	--	20
Increase in accrued interest receivable and other assets	(223)	(100)
Increase in other liabilities	1,226	1,116

Net cash provided by operating activities	1,788	12,430

Cash Flows from Investing Activities
Purchase of investment securities	--	(6,000)
Proceeds from maturing investment securities	--	2,000
Principal collected on mortgage backed securities	335	214
Net increase in loans	(50,267)	(21,793)
Proceeds from sale of foreclosed real estate	--	393
Investment in premises and equipment	(81)	(134)
Purchase of FHLB stock	(850)	--

Net cash used by investing activities	(50,863)	(25,320)

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase in demand deposits, money
market, passbook accounts and advances
by borrowers for taxes and insurance	12,000	25,180
Net increase in certificates of deposit	20,454	6,712
Increase in checks outstanding in excess
of bank balance	7,028	--
Additional borrowed funds, long term	20,000	--
Repayment of borrowed funds, long term	(5,000)	(2,000)
Cash dividends paid	(416)	(421)

Net cash provided by financing activities	54,066	29,471

Increase in cash and cash equivalents	4,991	16,581
Cash and cash equivalents at beginning of year	8,426	18,660

Cash and cash equivalents at end of period	$13,417	$35,241

The Following is a Summary of Cash and
Cash Equivalents
Cash and due from banks	$4,481	$6,840
Interest bearing deposits in other banks	1,036	1,876
Federal funds	7,900	26,525

Cash and cash equivalents reflected on the
statement of cash flows	$13,417	$35,241

Supplemental Disclosure of Cash Flows Information:
Cash Paid During Period For:

Interest	$3,154	$3,162

Income taxes	$545	$334

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 - Cash Flow Presentation

For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Earnings Per Share

Basic EPS is computed based upon net income and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Information relating to the calculations of net income per share of common stock is summarized for the three month period ended March 31st, as follows:

	For The Three Months Ended March 31,
	2004	2003
	(in thousands)
Net income	$3,029	$2,707
Less – preferred stock dividends, net of tax	--	(55)

Net income available to shareholders	$3,029	$2,652

Weighted average shares outstanding
Basic EPS	4,159	4,142
Effect of Dilutive Shares
Stock options	--	13

Adjusted weighted average shares
Used for dilutive EPS	4,159	4,155

Note 4 - Reclassifications

Certain prior year’s amounts have been reclassified to conform to the current year’s method of presentation. These reclassifications had no effect on net income.

Note 5 – Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments. The Company had $8,191,000 of standby letters of credit as of March 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2004 for guarantees under standby letters of credit issued is not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company

Severn Bancorp, Inc. (“Bancorp”) is a savings and loan holding company chartered in the state of Maryland in 1990. It conducts business through three subsidiaries: Severn Savings Bank, FSB (the “Bank”), its principal subsidiary; Louis Hyatt, Inc. t/a Hyatt Real Estate, a real estate brokerage and property management company, which Bancorp acquired in June 2001; and SBI Mortgage Company, which engages in the origination of mortgages that do not meet the underwriting criteria of the Bank. The Bank has two branches in Anne Arundel County, Maryland which offer a full range of deposit products, and the Bank originates mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Northern Virginia. In June 2002, the Company’s common stock was approved for listing on the Nasdaq Small Cap Market, and now trades under the symbol “SVBI”.

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

Critical Accounting Policies

The Company’s significant accounting policies are set forth in note 1 of the consolidated financial statements as of December 31, 2003 which was filed on Form 10-K. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that it is not known to management at the time of the issuance of the consolidated financial statements.

Overview

The primary business of Bancorp continues to be mortgage lending. Although interest rates remain historically low, which has caused the continuing demand in construction lending and purchase money mortgage lending, refinancing activity has dropped off significantly. The result of the reduction in refinance activity is that Bancorp is selling fewer loans and is earning less income from the sale of loans. However, loan growth in its portfolio has been strong and Bancorp continues to earn a good “spread” which is the difference between Bancorp’s cost of funds and what it earns on mortgage loans.

It is generally anticipated that interest rates will be increasing. Bancorp expects to be challenged as it seeks to grow assets in the form of mortgage loans in an environment where its cost of borrowing and interest rates on deposits are likely to increase. Bancorp will continue to balance its pricing and duration of its loan portfolio against the risks of rising costs of its deposits and borrowings.

The continued success and attraction of the markets in which Bancorp operates will also be important to Bancorp’s ability to originate and grow its mortgage loans, as will Bancorp’s continuing ability to maintain low overhead.

Results of Operations

Net income for the first quarter of 2004 was $3,029,000, or diluted earnings per share of $.73, as compared to net income of $2,707,000 in the first quarter of 2003, or diluted earnings per share of $.64. This was an increase of $322,000 or 11.9% compared with the first quarter of 2003. Earnings per diluted share increased $.09, or 14.1%, compared with the first quarter of 2003. Net income for the first quarter increased above that for the same time period of 2003 as a result of continued growth in the Bank’s mortgage portfolio coupled with the Bank’s continuing ability to maintain low operating expenses. The Bank’s interest rate spread was 4.67% as of March 31, 2004 compared to 4.80% during the quarter ended March 31, 2003.

Net interest income, which is interest earned net of interest charges, totaled $6,865,000 for the first quarter of 2004, compared to $5,726,000 for the first quarter of 2003, representing an increase of $1,139,000, or 19.97%. This increase was a result of the growth of the Bank’s portfolio while maintaining a net yield on all of its interest earning assets of 4.87% compared to 4.99% for the comparable period of 2003. The growth in net interest income arose in part from the Bank’s continuing ability to attract lower cost liabilities, primarily in the form of money market deposits, certificates of deposit and Federal Home Loan Bank advances, while enjoying continuing strong loan demand.

Loan loss provisions were $250,000 in the first quarter of 2004 compared to $225,000 in the first quarter of 2003. This was an increase of $25,000, or 11.1%. The increase in the loan loss provisions was due to the Bank’s determination that the level of inherent risk within its total loan portfolio warranted the increase.

Other income totaled $754,000 for the first quarter of 2004, as compared to $1,165,000 during the first quarter of 2003, which is a decrease of $411,000, or 35.3%. The decrease in other income was in part the result of a decrease in the income from mortgage banking activities of $470,000, or 69.5% from March 31, 2003 to March 31, 2004. This substantial reduction in revenue was due to the reduced amount of loans the Bank sold in the secondary market because of rapidly slowing refinancing activities. Real estate commissions increased by $239,000, or 229.8%, from $104,000 in the first quarter of 2003 to $343,000 in the first quarter of 2004. The volume of real estate transactions through Bancorp’s real estate brokerage subsidiary is a volatile number and may be inconsistent quarter to quarter. Real estate management fees, which are typically a steadier source of revenue than the more volatile commission revenues, were $93,000 during the first quarter of 2004, which was an increase of $12,000 over the $81,000 earned in real estate management fees during the first quarter of 2003, or 14.8%. As a result of the sale of a parcel of land acquired by one of Bancorp’s subsidiaries in lieu of foreclosure, gain on sale of foreclosed real estate was $169,000 for the first quarter of 2003. There was no foreclosed real estate sold in the first quarter of 2004.

Total non-interest expense for the first quarter of 2004 was $2,492,000, as compared to $2,121,000 for the first quarter of 2003, an increase of $371,000 or 17.5%. This increase was primarily in compensation and related expenses, which increased $199,000, or 12.8% during the first quarter 2004 compared to the first quarter ended March 31, 2003. This increase was primarily because of the increase in compensation to commissioned mortgage loan officers who are paid in the form of commissions based upon mortgage loans originated and annual/merit increases which went into effect January 1, 2004. Since the volume of mortgage loans increased during the first quarter of 2004 as compared to 2003, compensation in the form of commissions also increased. Other expenses increased $150,000, or 33.9%, from $442,000 for the first quarter of 2003 to $592,000 for the first quarter of 2004. These expenses were primarily attributable to expenses related to increased loan originations and increased advertising.

Income Taxes

Income tax provision was $1,848,000 for the first quarter of 2004, as compared to $1,838,000 for the first quarter of 2003, an increase of $10,000, or .5%. The effective tax rate for the three months ended March 31, 2004 and 2003 was 37.89% and 40.44%, respectively.

Analysis of Financial Condition

Total assets at March 31, 2004 increased to $598,792,000 from $540,471,000 at December 31, 2003, representing an increase of $58,321,000, or 10.8%. Cash and cash equivalents increased $4,990,000 or 59.2% to $13,417,000 at March 31, 2004 from $8,426,000 at December 31, 2003, primarily as a result of an increase in federal fund deposits. Investment securities remained at $6,000,000 at March 31, 2004 which is the same amount of investment securities as of December 31, 2003. Loan demand continued to be strong during the first quarter of 2004, as net loans receivable increased to $553,486,000 as of March 31, 2004 from $502,851,000 as of December 31, 2003, which is an increase of $50,635,000, or 10.1%. Loans held for sale as of March 31, 2004 was $5,137,000 which is an increase of $1,962,000 or 61.8%, more than loans held for sale in the amount of $3,175,000 as of December 31, 2003. This increase was due to the timing of loans pending sale as of March 31, 2004. Total deposits as of March 31, 2004 increased to $451,460,000 from $419,726,000 as of December 31, 2003, representing an increase of $31,734,000, or 7.6%. This increase is primarily attributable to an ongoing campaign by the Bank to attract money market deposit accounts and to obtain longer term certificates of deposit. Federal Home Loan Bank advances increased $15,000,000, or 23.1%, to $80,000,000 as of March 31, 2004 as compared to $65,000,000 as of December 31, 2003, as a result of attractive pricing of Federal Home Loan Bank advances as compared to the cost of obtaining retail deposits and the Bank’s desire to lengthen its maturity on a portion of its liabilities and the need for the Bank to fund its loan growth.

Stockholders’ Equity

Total stockholders’ equity was $51,583,000 as of March 31, 2004 compared to $48,970,000 as of December 31, 2003, an increase of $2,613,000, or 5.3%. This increase resulted primarily from an increase in net earnings, offset by dividends declared.

Asset Quality

Non-accrual loans (those loans 90 or more days in arrears) were $1,592,000 as of March 31, 2004 compared to $469,000 as of December 31, 2003. This increase of 239.4%, or $1,123,000 includes loans totaling $865,733 which have either been paid in full or otherwise resolved subsequent to March 31, 2004 and includes $368,000 of recently foreclosed real estate that is now under contract of sale. At March 31, 2004 the total allowance for loan losses was $4,995,000, which is .89% of total loans, compared with $4,833,000, which was .96% of total loans, as of December 31, 2003. The adequacy of the allowance is monitored monthly. Bancorp’s management believes the allowance is adequate as of March 31, 2004.

Liquidity

Bancorp’s liquidity is determined by its ability to raise funds through loan payments, maturing investments, deposits, borrowed funds, capital, and the sale of loans. Based on the internal and external sources available, Bancorp’s liquidity position exceeded anticipated short-term and long-term needs at March 31, 2004. Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In assessing its liquidity the management of Bancorp considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that Bancorp may take advantage of business opportunities.

Management believes it has sufficient cash flow and liquidity to meet its current commitments. Certificates of deposit, which are scheduled to mature in less than one year at March 31, 2004, totaled $110,666,000. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. At March 31, 2004, the Company had commitments to originate loans of $33,349,000, unused lines of credit of $34,971,000, and commitments under standby letters of credit of $8,191,000. The Bank has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from the FHLB of Atlanta should the need arise. As of March 31, 2004, outstanding FHLB borrowings totaled $80,000,000, and the Bank had available to it up to an additional $81,625,000 in borrowing availability from the FHLB of Atlanta.

Net cash provided by operating activities for the three months ended March 31, 2004 was $1,788,000 compared to net cash provided by operating activities for the three months ended March 31, 2003 of $12,430,000 which reflects a decrease in mortgage banking activities. Net cash used by investing activities for the three months ended March 31, 2004 was $50,863,000, an increase of $25,543,000 from $25,320,000 for the three months ended March 31, 2003 due to origination of portfolio loans. Net cash provided by financing activities was $54,066,000 for the three months ended March 31, 2004 compared to $29,471,000 for the period ended March 31, 2003. As a result, cash and cash equivalents were $13,417,000 as of March 31, 2004 compared to $35,241,000 as of March 31, 2003, a decrease of $21,824,000. Cash provided by increased deposits and loans sold was partially offset by net cash used for strong loan origination activity that outpaced principal repayments.

The following table contains for the periods indicated information regarding the financial obligations owing by the Company.

Contractual Obligations	Payments due by period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long term debt	$80,000	$--	$12,000	$20,000	$42,000

Operating lease obligations	30	28	2	--	--

Certificates of Deposit	247,433	110,666	108,785	27,943	--

Total	$321,433	$110,666	$120,785	$46,195	$27,000

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

[see table on the following page]

	Three months ended March 31, 2004			Three months ended March 31, 2003
	Average Volume	Interest	Rate Annualized	Average Volume	Interest	Rate Annualized
	(dollars in thousands)
ASSETS
Loans	$ 541,241	$ 9,866	7.29%	$ 426,490	$ 8,682	8.14%
Investments	6,000	50	3.37%	4,667	46	3.96%
Mortgage-backed securities	6,527	76	4.64%	5,524	57	4.12%
Other interest earning	9,851	40	1.63%	22,705	78	1.38%

Total interest-earning	563,619	10,032	7.12%	459,386	8,863	7.72%

Non-interest earning assets	11,665			20,123

Total Assets	$ 575,284			$ 479,509

LIABILITIES & STOCKHOLDERS' EQUITY
Savings & checking	196,196	675	1.38%	181,463	875	1.93%
Certificates of Deposit	235,633	1,830	3.11%	216,983	2,051	3.78%
Short-term borrowings	13,333	35	1.06%	--	--	-- %
Long-term borrowings	71,333	627	3.52%	32,000	211	2.63%

Total interest-bearing liabilities	516,495	3,167	2.45%	430,446	3,137	2.92%

Non-interest bearing liabilities	8,078			8,455

Stockholders' equity	50,711			40,608

Total liabilities & stockholders’ equity	$ 575,284			$ 479,509

Net Interest Income		$ 6,865			$ 5,726

Interest Rate Spread			4.67%			4.80%
Net Yield on Interest-Earning Assets			4.87%			4.99%

Average interest-earning assets to average interest-bearing liabilities			109.12%			106.72%

Off-Balance Sheet Arrangements

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments express the extent of involvement the Bank has in each class of financial instruments.

The Bank’s exposure to credit loss from non-performance by the other party to the above mentioned financial instruments is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at March 31, 2004, as a liability for credit loss.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	March 31, 2004
(dollars in thousands)
Standby letters of credit	$8,191
Home equity loan commitments	$13,368
Loan commitments	$33,349
Lines of credit	$21,603
Loans sold and serviced with limited
repurchase provisions	$17,193

Legal Proceedings

There are various claims pending involving the Bank, arising in the normal course of business. Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to Bancorp’s financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2003, as reported in Bancorp’s Form 10-K filed with the United States Securities and Exchange Commission on or about March 25, 2004.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with Securities and Exchange Commission. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date we carried out our last evaluation.

Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls during the quarter ended March 31, 2004.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings. None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4.    Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.
(a)   Exhibits

31.1    Certification of Principal Executive Officer
31.2    Certification of Principal Financial Officer
32       Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports – Form 8K

    Form 8-K dated January 2, 2004 Reporting the Change in Registrant’s Certifying Accountant.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.
Registrant

May 14, 2004	/s/
Date:	Alan J. Hyatt,	President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

May 14, 2004	/s/
Date:	Cecelia Lowman,	Chief Financial Officer
(Principal Financial and Accounting Officer)

