Form 10-Q
period 2004-06-30
SEVERN BANCORP INC
filed 2004-08-11
CIK 868271

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

☐                TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF
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
Yes  ☒    No ❒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share, 4,159,092 shares outstanding at July 27, 2004

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

PART I– FINANCIAL INFORMATION

Item 1. Financial Statements
SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and due from banks	$3,270	$4,055
Interest bearing deposits in other banks	716	457
Federal funds	1,868	3,914
Investment securities held to maturity	5,000	6,000
Mortgage backed securities held to maturity	5,589	6,721
Loans held for sale	9,036	3,175
Loans receivable, net of allowance for loan losses of $5,197 and $4,832 respectively	579,848	502,851
Premises and equipment, net	5,436	5,327
Federal Home Loan Bank of Atlanta stock at cost	4,800	3,250
Accrued interest receivable and other assets	5,257	4,721

Total assets	$620,820	$540,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$462,470	$419,726
Short-term borrowings	12,000	6,000
Long-term borrowings	84,000	59,000
Advance payments by borrowers for expenses	2,251	902
Accounts payable and accrued interest payable & other liabilities	1,705	1,873

Total liabilities	562,426	487,501

Minority interest – preferred securities of subsidiary	4,000	4,000

Stockholders’ Equity
Common stock, $0.01 par value, 20,000,000 shares authorized; 4,159,092 issued and outstanding	42	42
Additional paid-in capital	11,516	11,516
Retained earnings	42,836	37,412

Total stockholders' equity	54,394	48,970

Total liabilities and stockholders' equity	$620,820	$540,471

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2004	2003	2004	2003
Interest Income
Interest on loans	$10,537	$8,936	$20,402	$17,618
Interest on securities, tax exempt	37	82	88	128
Interest on mortgage backed securities	65	84	141	142
Other interest income	63	70	103	148

Total interest income	10,702	9,172	20,734	18,036

Interest Expense
Interest on deposits	2,606	2,789	5,111	5,716
Interest on short term borrowings	29	--	64	--
Interest on long term borrowings	767	317	1,394	527

Total interest expense	3,402	3,106	6,569	6,243

Net interest income	7,300	6,066	14,165	11,793
Provision for loan losses	300	225	550	450

Net interest income after provision for loan losses	7,000	5,841	13,615	11,343

Other Income
Gain on sale of foreclosed real estate	--	--	--	169
Real estate commissions	385	551	728	654
Real estate management fees	103	100	196	182
Mortgage banking activities	482	543	687	1,219
All other income	145	124	258	258

Total other income	1,115	1,318	1,869	2.482

Non-Interest Expenses
Compensation and related expenses	2,107	1,934	3,856	3,483
Occupancy	142	126	292	255
Other	549	543	1,142	985

Total non-interest expenses	2,798	2,603	5,290	4,723

Income before income tax provision	5,317	4,556	10,194	9,102
Income tax provision	2,091	1,759	3,939	3,598

Net income	$3,226	$2,797	$6,255	$5,504

Basic earnings per common share	$.78	$.66	$1.50	$1.30

Diluted earnings per common share	$.78	$.66	$1.50	$1.30

Common stock dividends declared per share	$0.10	$0.08	$0.20	$0.16

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For The Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$6,255	$5,504
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Amortization of deferred loan fees	(1,431)	(1,145)
Net amortization (accretion) of premiums and discounts	16	11
Provision for loan losses	550	450
Provision for depreciation	158	136
Gain on sale of loans	(365)	(759)
Gain on sale of foreclosed real estate	--	(169)
Proceeds from loans sold to others	33,020	69,120
Loans originated for sale	(38,526)	(69,457)
Principal collected on loans originated for sale	10	29
(Increase) Decrease in accrued interest receivable and other assets	(537)	204
Decrease in other liabilities	(166)	(1,120)

Net cash (used by) provided by operating activities	(1,016)	2,804

Cash Flows from Investing Activities
Purchase of investment securities	--	(8,000)
Proceeds from maturing investment securities	1,000	6,000
Purchase of mortgage backed securities	--	(3,461)
Principal collected on mortgage backed securities	1,117	1,062
Net increase in loans	(76,115)	(48,898)
Proceeds from sale of foreclosed real estate	--	393
Investment in premises and equipment	(267)	(380)
Purchase of FHLB stock	(1,550)	(100)

Net cash used by investing activities	(75,815)	(53,384)

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For The Six Months Ended June 30,
	2004	2003
Cash Flows from Financing Activities
Net increase in demand deposits, money market, passbook accounts and advances
by borrowers for taxes and insurance	20,307	28,486
Net increase in certificates of deposit	23,784	9,068
Net increase in short term borrowings	6,000	--
Additional borrowed funds, long term	30,000	10,000
Repayment of borrowed funds, long term	(5,000)	(4,000)
Cash dividends paid	(832)	(843)

Net cash provided by financing activities	74,259	42,711

Decrease in cash and cash equivalents	(2,572)	(7,869)
Cash and cash equivalents at beginning of year	8,426	18,660

Cash and cash equivalents at end of period	$5,854	$10,791

The Following is a Summary of Cash and Cash Equivalents
Cash and due from banks	$3,270	$4,279
Interest bearing deposits in other banks	716	6,512
Federal funds	1,868	--

Cash and cash equivalents reflected on the statement of cash flows	$5,854	$10,791

Supplemental Disclosure of Cash Flows Information:
Cash Paid During Period For:
Interest	$6,507	$6,280

Income taxes	$4,519	$3,776

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 - Cash Flow Presentation

For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

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

	For The Three Months Ended June 30,
	2004	2003
	(in thousands)
Net income	$3,226	$2,797
Less – preferred stock dividends, net of tax	-	(55)

Net income available to shareholders	$3,226	$2,742

Weighted average shares outstanding
Basic EPS	4,159	4,143
Effect of Dilutive Shares
Stock options	-	13

Adjusted weighted average shares
Used for Diluted EPS	4,159	4,156

	For The Six Months Ended June 30,
	2004	2003
	(in thousands)
Net income	$6,255	$5,504
Less – preferred stock dividends, net of tax	-	(110)

Net income available to shareholders	$6,255	$5,394

Weighted average shares outstanding
Basic EPS	4,159	4,143
Effect of Dilutive Shares
Stock options	-	13

Adjusted weighted average shares
Used for Diluted EPS	4,159	4,156

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

Note 4 - Reclassifications

Certain prior year’s amounts have been reclassified to conform to the current year’s method of presentation.
Note 5 – Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments. The Company had $7,789,000 of standby letters of credit as of June 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2004 for guarantees under standby letters of credit issued is not material.

Note 6 – Regulatory Matters.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The following table presents the Bank’s capital position:

	Actual	Actual	To Be Well Capitalized Under Prompt
	at June 30, 2004	at December 31, 2003	Corrective Provisions
Tangible (1)	8.9%	9.2%	N/A
Tier I Capital (2)	11.5%	12.0%	6.0%
Core (1)	8.9%	9.2%	5.0%
Risk-weighted (2)	12.6%	13.2%	10.0%

(1) To adjusted total assets
(2) To risk-weighted assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company

Severn Bancorp, Inc. (“Bancorp”) is a savings and loan holding company chartered in the state of Maryland in 1990. It conducts business through three subsidiaries: Severn Savings Bank, FSB (the “Bank”), its principal subsidiary; Louis Hyatt, Inc. t/a Hyatt Commercial (formerly Hyatt Real Estate), a commercial real estate brokerage and property management company, which Bancorp acquired in June 2001; and SBI Mortgage Company, which has held mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation t/a Annapolis Equity Group, which acquires real estate for syndication and investment purposes. The Bank has two branches in Anne Arundel County, Maryland which offer a full range of deposit products, and the Bank originates mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Northern Virginia. In July 2004, the Bank finalized an agreement to acquire a branch office from Branch Bank & Trust Company, in Edgewater, Maryland, which it expects to open in October 2004. The Company’s common stock trades under the symbol “SVBI” on the Nasdaq Small Cap Market.

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

Critical Accounting Policies

The Company’s significant accounting policies are set forth in note 1 of the consolidated financial statements as of December 31, 2003 which were filed on Form 10-K. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

Overview

The primary business of Bancorp continues to be mortgage lending. Although interest rates remain historically low, which has caused the continuing demand in construction lending and purchase money mortgage lending, refinancing activity has dropped off significantly. The result of the reduction in refinance activity is that Bancorp is selling fewer loans and is earning less income from the sale of loans. However, loan growth in its portfolio has been strong and Bancorp continues to earn a good “spread”, which is the difference between Bancorp’s cost of funds and what it earns on mortgage loans.

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

Results of Operations

Net income for the second quarter of 2004 was $3,226,000, or diluted earnings per share of $0.78, as compared to net income of $2,797,000 in the second quarter of 2003, or diluted earnings per share of $0.66. This was an increase in earnings of $429,000 or 15.3% compared with the second quarter of 2003. Earnings per diluted share increased $0.12, or 18.2%, compared with the second quarter of 2003. Year to date net income through the second quarter of 2004 was $6,255,000, or diluted earnings per share of $1.50, compared to $5,504,000, or diluted earnings per share of $1.30 for the same period in 2003. This represents an increase of $751,000, or 13.6%, compared to the six months ended June 30, 2003, or an increase of $0.20 per diluted share, which is an increase of 15.4%. Net income for the second quarter increased above that for the same time period of 2003 as a result of continued growth in the Bank’s mortgage portfolio coupled with the Bank’s continuing ability to maintain low operating expenses. The Bank’s interest rate spread has dropped slightly to 4.68% as of June 30, 2004 compared to 4.74% during the quarter ended June 30, 2003, however, its mortgage portfolio balance increased over that same period of time.

Net interest income, which is interest earned net of interest charges, totaled $7,300,000 for the second quarter of 2004, compared to $6,066,000 for the second quarter of 2003, representing an increase of $1,234,000, or 20.3%. Net interest income through June 30, 2004 was $14,165,000 compared to $11,793,000 for the six months ended June 30, 2003, representing an increase of $2,372,000 or 20.1%. This increase was a result of the growth of the Bank’s portfolio while maintaining a net yield on all of its interest earning assets of 4.87% compared to 4.96% for the comparable period of 2003. The growth in net interest income arose in part from the Bank’s continuing ability to attract lower cost liabilities, primarily in the form of money market deposits, certificates of deposit and Federal Home Loan Bank advances, while enjoying continuing strong loan demand and an increasing loan portfolio.

Loan loss provisions were $300,000 in the second quarter of 2004 compared to $225,000 in the second quarter of 2003. This was an increase of $75,000, or 33.3%. Year to date loan loss provisions were $550,000 as of June 30, 2004, compared to $450,000 as of June 30, 2003, increasing $100,000 or 22.2%. The increase in the loan loss provisions was due to the Bank’s determination that the increasing loan portfolio increased the level of inherent risk within its total loan portfolio, which warranted the increase.

Other income totaled $1,115,000 for the second quarter of 2004, as compared to $1,318,000 during the second quarter of 2003, which is a decrease of $203,000 or 15.4%. Year to date other income decreased $613,000 or 24.7%, to $1,869,000, compared to June 30, 2003 other income of $2,482,000. Real estate commissions were $385,000 in the second quarter of 2004 compared to $551,000 for the second quarter of 2003, which is a decrease of $166,000 or 30.1%. Year to date real estate commissions were $728,000, which is an increase of $74,000, or 11.3%, over the $654,000 in real estate commissions through the first six months of 2003. This increase was a result of an increase in transactions closed by Hyatt Commercial (formerly known as Hyatt Real Estate) during the first half of 2004. Real estate management fees remained relatively static, with $103,000 earned during the second quarter of 2004 compared to $100,000 earned in the second quarter of 2003, which is a $3,000, or 3.0% increase. Year to date real estate management fees were $196,000, an increase of $14,000 or 7.7%, over the $182,000 earned in real estate management fees for the first six months of 2003. Mortgage banking activities, which are fees generated from loan originations and gains on sales of loans, dropped $61,000, or 11.2%, to $482,000 for the second quarter of 2004 compared to $543,000 for the second quarter of 2003. Year to date, mortgage banking fees were $687,000, compared to $1,219,000 in the first six months of 2003, which is a reduction of $532,000 or 43.6%, as a result of less loan origination activity for secondary market sales.

Total non-interest expense for the second quarter of 2004 was $2,798,000, as compared to $2,603,000 for the second quarter of 2003, an increase of $195,000 or 7.5%. Year to date through June 30, 2004 total non-interest expense was $5,290,000 as compared to $4,723,000 for the six months ended June 30, 2003, an increase of $567,000 or 12.0%. This increase was primarily in compensation and related expenses, which increased $173,000, or 9.0% during the second quarter 2004 compared to the second quarter ended June 30, 2003. Year to date compensation and related expenses increased $373,000 compared to June 30, 2003 year to date, or 10.7%, to $3,856,000 from $3,483,000. This increase was primarily because of the increase in compensation to commissioned mortgage loan officers who are paid in the form of commissions based upon mortgage loans originated and annual/merit increases which went into effect January 1, 2004. Since the volume of mortgage loans increased during the second quarter of 2004 as compared to the second quarter of 2003, compensation in the form of commissions also increased. Other expenses increased $6,000, or 1.1%, from $543,000 for the second quarter of 2003 to $549,000 for the second quarter of 2004. For the six months ended June 30, 2004 other expenses were $1,142,000 compared to $985,000 for the same period in 2003, which is an increase of $157,000 or 15.9%. These expenses were primarily attributable to expenses related to increased loan originations and increased advertising.

Income Taxes

The income tax provision was $2,091,000 for the second quarter of 2004, as compared to $1,759,000 for the second quarter of 2003, an increase of $332,000, or 18.9%. The income tax provision for the year to date ended June 30, 2004 was $3,939,000 compared to $3,598,000 for the period ended June 30, 2003. This was an increase of $341,000 or 9.5%. The effective tax rates for the three months ended June 30, 2004 and 2003 were 39%, respectively. The effective tax rates for the six months ended June 30, 2004 and 2003 were 39% and 40%, respectively.

Analysis of Financial Condition

Total assets at June 30, 2004 increased to $620,820,000 from $540,471,000 at December 31, 2003, representing an increase of $80,349,000, or 14.9%. Cash and cash equivalents decreased $2,572,000 or 30.5% to $5,854,000 at June 30, 2004 from $8,426,000 at December 31, 2003, primarily as a result of a decrease in federal fund deposits.  Loan demand continued to be strong during the second quarter of 2004, as net loans receivable increased to $579,848,000 as of June 30, 2004 from $502,851,000 as of December 31, 2003, which is an increase of $76,997,000, or 15.3%. Loans held for sale as of June 30, 2004 were $9,036,000 which is an increase of $5,861,000 or 184.6%, over the loans held for sale in the amount of $3,175,000 as of December 31, 2003. This increase was due to the timing of loans pending sale as of June 30, 2004. Total deposits as of June 30, 2004 increased to $462,470,000 from $419,726,000 as of December 31, 2003, representing an increase of $42,744,000, or 10.2%. This increase is primarily attributable to an ongoing campaign by the Bank to attract money market deposit accounts and a current promotion to obtain longer term certificates of deposit. Federal Home Loan Bank advances increased $31,000,000, or 47.7%, to $96,000,000 as of June 30, 2004 as compared to $65,000,000 as of December 31, 2003, as a result of attractive pricing of Federal Home Loan Bank advances as compared to the cost of obtaining retail deposits, and the Bank’s need to fund its loan growth.

Stockholders’ Equity

Total stockholders’ equity was $54,394,000 as of June 30, 2004 compared to $48,970,000 as of December 31, 2003, an increase of $5,424,000, or 11.1%. This increase resulted from net earnings, offset by dividends declared.

Asset Quality

Non-accrual loans (those loans 90 or more days in arrears) were $1,588,000 as of June 30, 2004 compared to $469,000 as of December 31, 2003. This increase of 238.6%, or $1,119,000 includes loans totaling $1,212,000 that have either been paid in full or otherwise resolved subsequent to June 30, 2004. At June 30, 2004 the total allowance for loan losses was $5,197,000, which is .90% of total loans, compared with $4,832,000, which was .96% of total loans, as of December 31, 2003. The adequacy of the allowance is monitored monthly. Bancorp’s management believes the allowance is adequate as of June 30, 2004.

Liquidity

Bancorp’s liquidity is determined by its ability to raise funds through loan payments, maturing investments, deposits, borrowed funds, capital, and the sale of loans. Based on the internal and external sources available, Bancorp’s liquidity position exceeded anticipated short-term and long-term needs at June 30, 2004. Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In assessing its liquidity the management of Bancorp considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that Bancorp may take advantage of business opportunities.

Management believes it has sufficient cash flow and liquidity to meet its current commitments. Certificates of deposit, which are scheduled to mature in less than one year at June 30, 2004, totaled $98,355,000. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. At June 30, 2004, the Company had commitments to originate loans of $33,599,000, unused lines of credit of $26,103,000, and commitments under standby letters of credit of $7,789,000. The Bank has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from the FHLB of Atlanta should the need arise. As of June 30, 2004, outstanding FHLB borrowings totaled $96,000,000, and the Bank had available to it up to an additional $89,783,000 in borrowing availability from the FHLB of Atlanta.

Net cash used by operating activities for the six months ended June 30, 2004 was $1,016,000 compared to net cash provided by operating activities for the six months ended June 30, 2003 of $2,804,000 which reflects a decrease in mortgage banking activities. Net cash used by investing activities for the six months ended June 30, 2004 was $75,815,000, an increase of $22,431,000 from $53,384,000 for the six months ended June 30, 2003 due to origination of portfolio loans. Net cash provided by financing activities was $74,259,000 for the six months ended June 30, 2004 compared to $42,711,000 for the period ended June 30, 2003. As a result, cash and cash equivalents were $5,854,000 as of June 30, 2004 compared to $10,791,000 as of June 30, 2003, a decrease of $4,937,000. Cash provided by increased deposits, loans sold and increased long-term borrowings was offset by net cash used for strong loan origination activity that outpaced principal repayments.

The following table contains for the periods indicated information regarding the financial obligations owing by the Company.

Contractual Obligations	Payments due by period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$84,000	$2,000	$10,000	$20,000	$52,000

Operating lease obligations	670	308	228	104	30

Certificates of Deposit	250,763	98,355	127,846	24,521	41

Total	$335,433	$100,663	$138,074	$44,625	$52,071

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

[see table on the following page]

	Six months ended June 30, 2004			Six months ended June 30, 2003
	Average Balance	Interest	Rate Annualized	Average Balance	Interest	Rate Annualized

	(dollars in thousands)
ASSETS
Loans	$ 561,138	$ 20,402	7.27%	$ 440,510	$ 17,618	8.00%
Investments	5,500	88	3.20%	6,000	128	4.26%
Mortgage-backed securities	6,199	141	4.55%	6,654	142	4.26%
Other interest earning	9,163	103	2.24%	22,316	148	1.33%

Total interest-earning	582,000	20,734	7.13%	475,480	18,036	7.59%

Non-interest earning assets	13,417			13,666

Total Assets	$595,417			$489,146

LIABILITIES & STOCKHOLDERS' EQUITY
Savings & checking	203,069	1,393	1.37%	184,923	1,685	1.82%
Certificates of Deposit	243,820	3,718	3.05%	217,797	4,031	3.70%
Short-term borrowings	11,667	64	1.10%	--	--	--%
Long-term borrowings	78,000	1,394	3.58%	35,167	527	3.00%

Total interest-bearing liabilities	536,556	6,569	2.45%	437,887	6,243	2.85%

Non-interest bearing liabilities	6,795			4,338

Stockholders' equity	52,066			46,921

Total liabilities & stockholders’ equity	$ 595,417			$ 489,146

Net Interest Income		$14,165			$11,793

Interest Rate Spread			4.68%			4.74%
Net Yield on Interest-Earning Assets			4.87%			4.96%

Average interest-earning assets to average interest-bearing liabilities			108.47%			108.59%

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at June 30, 2004, as a liability for credit loss.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	June 30, 2004
(dollars in thousands)
Standby letters of credit	$7,789
Home equity loan commitments	$14,585
Loan commitments	$19,014
Lines of credit	$26,103
Loans sold and serviced with limited repurchase provisions	$34,892

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls during the quarter ended June 30, 2004.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings. None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. On April 28, 2004 an annual shareholders meeting of Bancorp was conducted.

At that meeting the shareholders voted on the election of 3 directors, S. Scott Kirkley, Melvin Hyatt and Albert W. Shields, all of whom were elected, and approved the ratification of Beard Miller Company LLP, as auditors for Bancorp for the year ending December 31, 2004. 3,512,317 votes were cast in favor of Melvin Hyatt and 11,670 votes were cast against Mr. Hyatt. 3,517,087 votes were cast in favor of S. Scott Kirkley and 6,900 votes were cast against Mr. Kirkley. 3,520,087 votes were cast in favor of Albert W. Shields and 3,900 votes were cast against Mr. Shields. 3,523,987 votes were cast in favor of the ratification of Beard Miller Company LLP with no votes cast against Beard Miller Company LLP. The following directors continued in office and did not stand for election at the April 28, 2004 annual meeting: Alan J. Hyatt, Melvin E. Meekins, Jr., Ronald P. Pennington, T. Theodore Schultz, Louis DiPasquale, Jr. and Keith Stock.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.
(a)   Exhibits

   31.1 Certification of Principal Executive Officer
   31.2 Certification of Principal Financial Officer
32   Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports – Form 8-K. None.

 SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant	SEVERN BANCORP, INC.

August 11, 2004	/s/
Date:	Alan J. Hyatt,	President, Chief Executive Officer
and Chairman of the Board (Principal Executive Officer)

August 11, 2004	/s/
Date:	Cecelia Lowman,	Chief Financial Officer
(Principal Financial and Accounting Officer)

