Form 10-Q
period 2004-09-30
SEVERN BANCORP INC
filed 2004-11-12
CIK 868271

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

Common Stock, par value $0.01 per share, 4,159,092 shares outstanding at October 27, 2004

SEVERN BANCORP, INC. AND SUBSIDIARIES
Table of Contents

PART I - FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1

	Consolidated Statements of Financial Condition as of September 30, 2004 (Unaudited) and December 31, 2003	1
	Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 2004 and 2003	2
	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2004 and 2003	3
	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

PART II - OTHER INFORMATION		17

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

Exhibit 10.0	Construction Management Agreement Between HS West, LLC and Gardiner & Gardiner General Contractors

Exhibit 31.1	Certification of Chairman and Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

i

PART I- FINANCIAL INFORMATION

Item 1.    Financial Statements
SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and due from banks	$8,716	$4,055
Interest bearing deposits in other banks	695	457
Federal funds sold	4,227	3,914
Investment securities held to maturity	5,000	6,000
Mortgage backed securities held to maturity	5,217	6,721
Loans held for sale	5,173	3,175
Loans receivable, net of allowance for loan losses of $5,547 and $4,832, respectively	642,092	502,851
Premises and equipment, net	5,961	5,327
Federal Home Loan Bank stock at cost	6,500	3,250
Accrued interest receivable and other assets	5,337	4,721

Total assets	$688,918	$540,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$494,136	$419,726
Short-term borrowings	41,000	6,000
Long-term borrowings	89,000	59,000
Advance payments by borrowers for expenses	862	902
Accounts payable, accrued interest and other liabilities	2,704	1,873

Total liabilities	627,702	487,501

Minority interest - preferred securities of subsidiary	4,000	4,000

Stockholders’ Equity
Common stock, $0.01 par value, 20,000,000 shares authorized;
4,159,092 issued and outstanding	42	42
Additional paid-in capital	11,516	11,516
Retained earnings	45,658	37,412

Total stockholders' equity	57,216	48,970

Total liabilities and stockholders' equity	$688,918	$540,471

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2004	2003	2004	2003
Interest Income
Interest on loans	$11,221	$9,349	$31,623	$26,967
Interest on securities, taxable	39	64	127	192
Interest on mortgage backed securities	57	2	198	144
Other interest income	94	45	197	193
Total interest income	11,411	9,460	32,145	27,496

Interest Expense
Interest on deposits	2,871	2,677	7,982	8,393
Interest on short term borrowings	104	--	168	--
Interest on long term borrowings	829	388	2,223	915
Total interest expense	3,804	3,065	10,373	9,308

Net interest income	7,607	6,395	21,772	18,188
Provision for loan losses	350	225	900	675
Net interest income after provision for loan losses	7,257	6,170	20,872	17,513

Other Income
Gain on sale of foreclosed real estate	--	--	--	169
Real estate commissions	247	252	975	906
Real estate management fees	101	92	297	274
Mortgage banking activities	443	868	1,130	2,087
All other income	137	109	395	367
Total other income	928	1,321	2,797	3,803

Non-Interest Expenses
Compensation and related expenses	2,116	1,739	5,972	5,222
Occupancy	153	134	445	389
Other	577	596	1,719	1,581
Total non-interest expenses	2,846	2,469	8,136	7,192

Income before income tax provision	5,339	5,022	15,533	14,124
Income tax provision	2,059	1,935	5,998	5,533

Net income	$3,280	$3,087	$9,535	$8,591
Basic earnings per common share	$.79	$.73	$2.29	$2.03
Diluted earnings per common share	$.79	$.73	$2.29	$2.03
Common stock dividends Declared per share	$0.11	$0.09	$0.31	$0.25

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For The Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$9,535	$8,591
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Amortization of deferred loan fees	(2,265)	(1,806)
Net amortization of premiums and discounts	25	70
Provision for loan losses	900	675
Provision for depreciation	239	211
Gain on sale of loans	(632)	(1,332)
Gain on sale of foreclosed real estate	--	(169)
Proceeds from loans sold to others	54,843	116,209
Loans originated for sale	(56,223)	(104,345)
Principal collected on loans originated for sale	14	74
Increase in accrued interest receivable and other assets	(616)	(241)
Increase (Decrease) in accounts payable, accrued interest and other liabilities	835	(365)

Net cash provided by operating activities	6,655	17,572

Cash Flows from Investing Activities
Purchase of investment securities	--	(10,000)
Proceeds from maturing investment securities	1,000	8,000
Purchase of mortgage backed securities	--	(3,464)
Principal collected on mortgage backed securities	1,479	2,752
Net increase in loans	(137,876)	(74,905)
Proceeds from sale of foreclosed real estate	--	393
Investment in premises and equipment	(873)	(743)
Purchase of Federal Home Loan Bank stock	(3,250)	(600)

Net cash used by investing activities	(139,520)	(78,567)

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For The Nine Months Ended September 30,
	2004	2003
Cash Flows from Financing Activities
Net increase in deposits	74,406	46,537
Net increase (decrease) in advances by borrowers for taxes and insurance	(40)	114
Increase in checks outstanding in excess of bank balance	--	1,792
Net increase in short term borrowings	35,000	--
Additional borrowed funds, long term	35,000	20,000
Repayment of borrowed funds, long term	(5,000)	(4,000)
Cash dividends paid	(1,289)	(1,306)
Proceeds from exercise of options	--	8

Net cash provided by financing activities	138,077	63.145

Increase in cash and cash equivalents	5,212	2,150
Cash and cash equivalents at beginning of year	8,426	18,660

Cash and cash equivalents at end of period	$13,638	$20,810

The Following is a Summary of Cash and Cash Equivalents
Cash and due from banks	$8,716	$2,370
Interest bearing deposits in other banks	695	633
Federal funds sold	4,227	17,807

Cash and cash equivalents reflected on the statements of cash flows	$13,638	$20,810

Supplemental Disclosure of Cash Flows Information:
Cash Paid During Period For:
Interest	$10,316	$9,341

Income taxes	$5,668	$5,627

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Principles of Consolidation

The consolidated financial statements include the accounts of Severn Bancorp, Inc. (“the Company”), and its wholly owned subsidiaries, Louis Hyatt, Inc., SBI Mortgage Company and SBI Mortgage Company’s subsidiary, Crownsville Development Corporation, and its subsidiary, Crownsville Holdings I, LLC, and Severn Savings Bank, FSB (“the Bank”), and the Bank’s subsidiaries, Homeowners Title and Escrow Corporation, Severn Financial Services Corporation, Creekside Commons, LLC, SSB Realty Holdings, LLC, SSB Realty Holdings II, LLC, HS West, LLC and Severn Preferred Capital Corporation. All intercompany accounts and transactions have been eliminated in the accompanying financial statements.

Note 2 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 3 - Cash Flow Presentation

For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

Note 4 - Earnings Per Share

Basic EPS is computed based upon net income and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Information relating to the calculations of net income per share of common stock is summarized for the three and nine-month periods ended September 30th, as follows:

	For The Three Months Ended September 30,
	2004	2003
	(in thousands)

Net income	$3,280	$3,087
Less - preferred stock dividends, net of tax	-	(55)
Net income available to shareholders	$3,280	$3,032

Weighted average shares outstanding
Basic EPS	4,159	4,143
Effect of Dilutive Shares
Stock options	-	13
Adjusted weighted average shares
Used for Diluted EPS	4,159	4,156

	For The Nine Months Ended September 30,
	2004	2003
	(in thousands)

Net income	$9,535	$8,591
Less - preferred stock dividends, net of tax	-	(166)
Net income available to shareholders	$9,535	$8,425

Weighted average shares outstanding
Basic EPS	4,159	4,143
Effect of Dilutive Shares
Stock options	-	13
Adjusted weighted average shares
Used for Diluted EPS	4,159	4,156

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

Note 5 - Reclassifications

Certain prior year’s amounts have been reclassified to conform to the current year’s method of presentation.

Note 6 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments. The Company had $8,631,000 of standby letters of credit as of September 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2004 for guarantees under standby letters of credit issued is not material.

Note 7 - Regulatory Matters.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The following table presents the Bank’s capital position:

	Actual	Actual	To Be Well Capitalized Under
	at September 30, 2004	at December 31, 2003	Prompt Corrective Provisions
Tangible (1)	8.4%	9.2%	N/A
Tier I Capital (2)	10.7%	12.0%	6.0%
Core (1)	8.4%	9.2%	5.0%
Risk-weighted (2)	11.7%	13.2%	10.0%

(1) To adjusted total assets
(2) To risk-weighted assets.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

Note 8 - Commitments.

On September 24, 2004, HS West, LLC entered into a construction management agreement for construction of an approximately 82,000 square foot, five story building and parking garage. The building will become the headquarters for the Company and its subsidiaries, including the Bank. The Company and its subsidiaries will occupy approximately 45% of the building including a branch office of the Bank, with the balance to be leased to unrelated entities. The estimated cost of construction of the building under the contract is $18.25 million, plus cost for tenant build-out allowances. It is anticipated that construction will be completed by February 2006.

Note 9 - New Accounting Standards

In March 2004, the EITF reached consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 includes new guidance for evaluation and recording impairment loses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF No. 03-01 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements are effective for fiscal years ending after June 15, 2004. The Company has not yet determined the impact that adoption will have on its financial position or results of operations as the impact is heavily dependent on the interest rate environment at the date of adoption and pending implementation guidance from the Financial Accounting Standards Board.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company

Severn Bancorp, Inc. (“the Company”) is a savings and loan holding company chartered in the state of Maryland in 1990. It conducts business through three subsidiaries: Severn Savings Bank, FSB (the “Bank”), its principal subsidiary; Louis Hyatt, Inc. t/a Hyatt Commercial (formerly Hyatt Real Estate), a commercial real estate brokerage and property management company, which the Company acquired in June 2001; and SBI Mortgage Company, which has held mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation t/a Annapolis Equity Group, which acquires real estate for syndication and investment purposes. The Bank has three branches in Anne Arundel County, Maryland, which offer a full range of deposit products, and the Bank originates mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Northern Virginia. The Bank, through its subsidiary HS West, LLC, currently is constructing its headquarters building to be located at 2 Westgate Circle, Annapolis, Maryland. This 5 story building will contain approximately 82,000 square feet of usable space, including first floor retail space, and a parking garage. The Bank and its subsidiaries are expected to occupy approximately 45% of the space with third parties expected to lease the balance. Occupancy is expected in February 2006. The estimated cost of the building with parking garage, before tenant fit-up expenses and any contingency is approximately $18.25 million. The Company’s common stock trades under the symbol “SVBI” on the Nasdaq Small Cap Market.

Forward Looking Statements

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company’s operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences include, but are not limited to, changes in the economy and interest rates in the nation and Company’s general market area. The forward-looking statements contained herein include, but are not limited to, those with respect to management’s determination of the amount of loan loss allowance; the effect of changes in interest rates; and changes in deposit insurance premiums.

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

Overview

The primary business of the Company continues to be mortgage lending. Although interest rates remain historically low, and the demand in construction lending and purchase money mortgage lending remains high, refinancing activity has dropped off significantly. The result of the reduction in refinancing activity is that the Company is selling fewer loans and is earning less income from the sale of loans. However, loan growth in its portfolio has been strong and the Company continues to earn a good “spread”, which is the difference between the Company’s cost of funds and what it earns on mortgage loans.

It is generally anticipated that interest rates will be increasing. The Company expects to be challenged as it seeks to grow assets in the form of mortgage loans in an environment where its cost of borrowing and interest rates on deposits are likely to increase. The Company will continue to balance its pricing and duration of its loan portfolio against the risks of rising costs of its deposits and borrowings.

The continued success and attraction of the markets in which the Company operates will also be important to the Company’s ability to originate and grow its mortgage loans, as will the Company’s continuing ability to maintain low overhead.

Results of Operations

Net income increased by $193,000 or 6.3% to $3,280,000 for the third quarter of 2004, compared to $3,087,000 for the third quarter of 2003. Diluted earnings per share increased by $.06 or 8.2% to $.79 for the third quarter of 2004, compared to $.73 for the third quarter of 2003. Net income increased by $944,000 or 11% to $9,535,000 for the nine months ended September 30, 2004, compared to $8,591,000, for the same period in 2003. Diluted earnings per share increased by $.26 or 12.8% to $2.29 for the nine months ended September 30, 2004, compared to $2.03 for the same period in 2003. The increase in net income and diluted earnings per share over last year is a result of continued growth in the Company’s mortgage portfolio coupled with the Company’s continued ability to maintain low operating expenses. The Company’s interest rate spread decreased by 12 basis points to 4.62% for the nine months ended September 30, 2004, compared to 4.74% for the same period in 2003, however, its mortgage portfolio balance increased over that same period of time.

Net interest income, which is interest earned net of interest expense, increased by $1,212,000 or 19% to $7,607,000 for the third quarter of 2004, compared to $6,395,000 for the third quarter of 2003. Net interest income increased by $3,584,000 or 19.7% to $21,772,000 for the nine months ended September 30, 2004, compared to $18,188,000 for the same period in 2003. The primary reason for the increase in net interest income for the third quarter and the nine months ended September 30, 2004 compared to the same periods in 2003 was the Company’s growth in interest earning assets. This increase was a result of the continued strong loan demand and growth of the Company’s mortgage portfolio. Net yield on interest earning assets for the nine months ended September 30, 2004 was 4.80% compared to 4.97% for the same period in 2003, a drop of 17 basis points. The decline in net yield for the nine months ended September 30, 2004 from the same period in 2003 was primarily a result of an increase in the cost of interest bearing liabilities greater than the increase in interest earning asset yields.

The provision for loan losses increased by $125,000 or 55.6% to $350,000 for the third quarter of 2004, compared to $225,000 for the third quarter of 2003. The provision for loan losses increased by $225,000 or 33.3% to $900,000 for the nine months ended September 30, 2004, compared to $675,000 for the same period in 2003. The provision for loan losses and allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio. Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

Other income decreased by $393,000 or 29.8% to $928,000 for the third quarter of 2004, compared to $1,321,000 for the third quarter of 2003. Other income decreased by $1,006,000 or 26.5% to $2,797,000 for the nine months ended September 30, 2004, compared to $3,803,000 for the same period in 2003. The primary reason for the decrease in other income for the third quarter and the nine months ended September 30, 2004, compared to the same periods in 2003 was a decrease in mortgage banking activities. Mortgage banking activities decreased by $425,000 or 49% to $443,000 for the third quarter of 2004, compared to $868,000 for the same period in 2003. Mortgage banking activities decreased by $957,000 or 45.9% to $1,130,000 for the nine months ended September 30 2004, compared to $2,087,000 for the same period in 2003. These declines were primarily a result of a decrease in mortgage refinancing activity and a decrease in loan origination activity for secondary market sales in the third quarter and nine months ended September 30, 2004, compared to the same periods in 2003. Real estate commissions increased $69,000 or 7.6% to $975,000 for the nine months ended September 30, 2004, compared to $906,000 for the same period in 2003. This increase was a result of an increase in transactions closed by Hyatt Commercial (formerly known as Hyatt Real Estate) during the first nine months of 2004. Real estate management fees and all other income remained constant for the third quarter and the nine months ended September 30, 2004, compared to the same periods in 2003.

Total non-interest expense increased by $377,000 or 15.3% to $2,846,000 for the third quarter of 2004, compared to $2,469,000 for the third quarter of 2003. Total non-interest expense increased by $944,000 or 13.1% to $8,136,000 for the nine months ended September 30, 2004, compared to $7,192,000 for the same period in 2003. The primary reason for the increase in total non-interest expense for the third quarter and the nine months ended September 30, 2004, compared to the same periods in 2003 was an increase in compensation and related expenses. Compensation and related expenses increased by $377,000 or 21.7% to $2,116,000 for the third quarter of 2004, compared to $1,739,000 for the same period in 2003. Compensation and related expenses increased by $750,000 or 14.4% to $5,972,000 for the nine months ended September 30 2004, compared to $5,222,000 for the same period in 2003. This increase was primarily because of the increase in compensation to commissioned loan officers who are paid in the form of commissions based upon mortgage loans originated (including loans sold as well as held in loan portfolio) and annual/merit increases which went into effect January 1, 2004. Since the volume of mortgage loans increased during the third quarter of 2004 as compared to the third quarter of 2003, compensation in the form of commissions also increased. In addition, compensation expense increased because additional people were hired for a new branch that opened during the fourth quarter of 2004. Occupancy and other non-interest expenses remained relatively constant for the third quarter and the nine months ended September 30, 2004, compared to the same periods in 2003.

The Company’s efficiency ratio (non-interest expense divided by the sum of other income and net interest income) was 33.3% for the quarter ended September 30, 2004 compared to 32% for the quarter ended September 30, 2004. The Company’s efficiency ratio for the nine months ended September 30, 2004 was 33.1% compared to 32.7% for the same period in 2003.

Income Taxes

The income tax provision was $2,059,000 for the third quarter of 2004, compared to $1,935,000 for the third quarter of 2003, an increase of $124,000, or 6.4%. The income tax provision for the nine months ended September 30, 2004 was $5,998,000 compared to $5,533,000 for the same period in 2003, an increase of $465,000 or 8.4%. The effective tax rate for the quarter ended September 30, 2004 and 2003 was 38.6% and 38.5%, respectively. The effective tax rate for the nine months ended September 30, 2004 and 2003 was 38.6% and 39.2%, respectively.

    Analysis of Financial Condition

Total assets were $688,918,000 at September 30, 2004, compared to $540,471,000 at December 31, 2003, an increase of $148,447,000, or 27.5%. Cash and cash equivalents were $13,638,000 at September 30, 2004, compared to $8,426,000 at December 31, 2003, an increase of $5,212,000 or 61.9%. This increase was primarily because of higher cash from increased certificates of deposit and Federal Home Loan Bank (“FHLB”) advances. Loan demand continued to be strong during the third quarter of 2004, as net loans receivable increased to $642,092,000 at September 30, 2004 compared to $502,851,000 as of December 31, 2003, an increase of $139,241,000, or 27.7%. Loans held for sale increased to $5,173,000 at September 30, 2004, compared to $3,175,000 at December 31, 2003, an increase of $1,998,000 or 62.9%. This increase was due to the timing of loans pending sale at September 30, 2004. Total deposits at September 30, 2004 increased to $494,136,000 from $419,726,000 at December 31, 2003, an increase of $74,410,000, or 17.7%. This increase is primarily attributable to an ongoing campaign by the Company to attract money market deposit accounts and promotions to obtain longer-term certificates of deposit. FHLB advances (short-term and long-term) increased $65,000,000, or 100.0%, to $130,000,000 as of September 30, 2004, compared to $65,000,000 as of December 31, 2003. This is a result of attractive pricing of FHLB advances as compared to the cost of obtaining retail deposits, and the Company’s need to fund its loan growth.

Stockholders’ Equity

Total stockholders’ equity was $57,216,000 as of September 30, 2004 compared to $48,970,000 as of December 31, 2003, an increase of $8,246,000, or 16.8%. This increase resulted from net income, offset by dividends declared.

Asset Quality

Non-accrual loans (those loans 90 or more days in arrears) were $496,000 as of September 30, 2004 compared to $469,000 as of December 31, 2003, an increase of $27,000, or 5.8%. At September 30, 2004 the total allowance for loan losses was $5,547,000, which was .86% of total loans, compared with $4,832,000, which was .95% of total loans as of December 31, 2003. The allowance for loan losses is based on management’s judgment and evaluation of the loan portfolio. Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

Liquidity

The Company’s liquidity is determined by its ability to raise funds through loan payments, maturing investments, deposits, borrowed funds, capital, and the sale of loans. Based on the internal and external sources available, the Company’s liquidity position exceeded anticipated short-term and long-term needs at September 30, 2004. Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In assessing its liquidity the management of the Company considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that the Company may take advantage of business opportunities.

Management believes it has sufficient cash flow and liquidity to meet its current commitments. Certificates of deposit, which are scheduled to mature in less than one year at September 30, 2004, totaled $164,568,000. Based on past experience, management believes that a significant portion of such deposits will remain with the Company. At September 30, 2004, the Company had commitments to originate loans of $28,345,000, unused lines of credit of $27,285,000, and commitments under standby letters of credit of $8,631,000. In addition, in September 2004, the Company entered into an $18.25 million contract for construction of its new headquarters. The contract is expected to finish in February 2006. The timing of payments for amounts under the contract are undeterminable and are excluded from the table below. The Company has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB should the need arise. As of September 30, 2004, outstanding FHLB borrowings totaled $130,000,000, and the Company had available to it up to an additional $76,146,000 in borrowing availability from the FHLB.

Net cash provided by operating activities for the nine months ended September 30, 2004 decreased to $6,656,000 compared to 17,572,000 for the same period in 2003. This decrease is primarily the result of a decrease in mortgage banking activities partially offset by higher net income in 2004. Net cash used by investing activities for the nine months ended September 30, 2004 increased to $139,521,000, compared to $78,567,000 for the same period in 2003. This increase is primarily due to an increase in portfolio loan originations and purchases of FHLB securities. Net cash provided by financing activities for the nine months ended September 30, 2004 increased to $138,077,000 compared to $63,145,000 for the same period in 2003. This increase is primarily due to an increase in cash from increased certificates of deposit and FHLB advances. As a result, cash and cash equivalents decreased $7,172,000 to $13,638,000 as of September 30, 2004 compared to $20,810,000 as of September 30, 2003. Cash provided by increased certificates of deposit, loans sold and increased long-term borrowings was offset by net cash used for strong loan origination activity that outpaced principal repayments.

The following table presents the Company’s financial obligations for the periods indicated.

Contractual Obligations	Payments due by period from September 30, 2004 (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$89,000	$2,000	$10,000	$25,000	$52,000

Operating lease obligations	491	170	216	105	--

Certificates of Deposit	304,900	164,568	118,732	21,559	41

Total	$394,391	$166,738	$128,948	$46,664	$52,041

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

Average Balance Sheet

The following table presents the Company’s distribution of the average consolidated balance sheets as of September 30, 2004 and 2003, and net interest analysis for the nine months ended September 30, 2004 and 2003.

[see table on the following page]

	Nine Months Ended September 30, 2004			Nine months ended September 30, 2003
	Average Balance	Interest	Rate Annualized	Average Balance	Interest	Rate Annualized
	(dollars in thousands)
ASSETS
Loans	$ 581,854	$ 31,623	7.25%	$ 454,327	$ 26,967	7.91%
Investments	5,333	127	3.18%	6,222	192	4.11%
Mortgage-backed securities	5,902	198	4.47%	6,730	144	2.83%
Other interest earning	11,393	197	2.31%	20,784	193	1.24%
Total interest-earning	604,482	32,145	7.09%	488,063	27,495	7.51%

Non-interest earning assets	15,185			12,298
Total Assets	$ 619,667			$,500,361

LIABILITIES & STOCKHOLDERS' EQUITY
Savings & checking	198,831	2,050	1.37%	187,335	2,374	1.69%
Certificates of Deposit	262,053	5,932	3.02%	221,211	6,019	3.63%
Short-term borrowings	17,222	168	1.30%	--	--	--
Long-term borrowings	81,889	2,223	3.62%	39,555	915	3.09%
Total interest-bearing liabilities	559,995	10,373	2.47%	448,101	9,308	2.77%
Non-interest bearing liabilities	6,215			4,421

Stockholders' equity	53,457			47,839
Total liabilities & stockholders’ equity	$ 619,667			$ 500,361
Net Interest Income		$21,772			$18,188
Interest Rate Spread			4.62%			4.74%
Net Yield on Interest-Earning Assets			4.80%			4.97%
Average interest-earning assets to average interest-bearing liabilities			107.94%			108.92%

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments express the extent of involvement the Company has in each class of financial instruments.

The Company’s exposure to credit loss from non-performance by the other party to the above mentioned financial instruments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at September 30, 2004, as a liability for credit loss.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	September 30, 2004
(dollars in thousands)
Standby letters of credit	$8,631
Home equity loan commitments	$16,201
Loan commitments	$12,144
Lines of credit	$27,285
Loans sold and serviced with limited repurchase provisions	$33,863

Legal Proceedings

There are various claims pending involving the Company, arising in the normal course of business. Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to the Company’s financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2003, as reported in Company’s Form 10-K filed with the United States Securities and Exchange Commission on or about March 25, 2004.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls during the quarter ended September 30, 2004.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings. None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.    Defaults Upon Senior Securities. None.

Item 4.    Submission of Matters to a Vote of Security Holders. None

Item 5.    Other Information. None.

Item 6.    Exhibits.

(a)   Exhibits
10.0   Construction Management Agreement Between HS West, LLC and Gardiner & Gardiner General Contractors
31.1   Certification of Chairman and Chief Executive Officer
31.2   Certification of Chief Financial Officer
32      Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

    SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant	SEVERN BANCORP, INC.

November 11, 2004	/s/
Date:	Alan J. Hyatt,	President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

November 11, 2004	/s/
Date:	Cecelia Lowman,	Chief Financial Officer
(Principal Financial and Accounting Officer)

