Form 10-K
SEVERN BANCORP INC
filed 2005-03-21
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

For Annual and Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004.
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission File Number 0-49731

SEVERN BANCORP, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	52-1726127
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

1919A West Street, Annapolis, Maryland	21401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (410) 268-4554

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
Yes [ ] No [ X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2004 was $52,517,827 ($27.86 per share based on shares of common stock outstanding at June 30, 2004). As of March 1, 2005, there were issued and outstanding 8,318,184 shares of the registrant’s common stock.

Documents Incorporated by Reference: Portions of the definitive Proxy Statement in connection with the Annual Meeting of Shareholders for the Fiscal Year Ended December 31, 2004 (Part III).

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Severn Bancorp, Inc. (“Bancorp”) may from time to time make written or oral “forward-looking statements”, including statements contained in Bancorp’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by Bancorp, which are made in good faith by Bancorp pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

ii

PART I

Item 1. Business

Investment Considerations

In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following:

Economic Conditions and Related Uncertainties. The thrift industry is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the Company’s control may adversely affect the potential profitability of the Company. Any future rises in interest rates, while increasing the income yield on the Company’s earnings assets, may adversely affect loan demand and the cost of funds and, consequently, the profitability of the Company. Any future decreases in interest rates may adversely affect the Company’s profitability because such decreases may reduce the amounts that the Company may earn on its assets. Economic downturns could result in the delinquency of outstanding loans. Management does not expect any one particular factor to materially affect the Company’s results of operations. However, downtrends in several areas, including real estate, construction and consumer spending, could have a material adverse impact on the Company’s ability to remain profitable.

Effect of Interest Rates on Severn Savings Bank and the Company. The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies Like all financial institutions, the Company's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.

Federal and State Government Regulations. The operations of the Company and Severn Savings Bank (the “Bank”) are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities. In particular, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past, and are expected to continue to do so in the future. Among the instruments of monetary policy used by the Federal Reserve Board (the “FRB”) to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits. It is not possible to predict what changes, if any, will be made to the monetary polices of the FRB or to existing federal and state legislation or the effect that such changes may have on the future business and earnings prospects of the Company.

During the past several years, significant legislative attention has been focused on the regulation and deregulation of the financial services industry. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, have been permitted to engage in activities that compete directly with traditional bank business.

Competition. The Company faces strong competition from other thrifts, banks, savings institutions and other financial institutions that have branch offices or otherwise operate in the Company’s market area, as well as many other companies now offering a range of financial services. Many of these competitors have substantially greater financial resources and larger branch systems than the Company. In addition, many of the Bank’s competitors have higher legal lending limits than does the Bank. Particularly intense competition exists for sources of funds including savings and retail time deposits and for loans, deposits and other services that the Bank offers.

Allowance for Loan Losses. The Company has established an allowance for loan losses which management believes to be adequate to offset probable losses on the Company’s existing loans. However, there is no precise method of estimating loan losses. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require the Company to increase its allowance for loan losses.

Dividends. While the Board of Directors expects to continue its policy of regular quarterly dividend payments, this dividend policy will be reviewed periodically in light of future earnings, regulatory restrictions and other considerations. No assurance can be given, therefore, that cash dividends on common stock will be paid in the future.

Stock Not an Insured Deposit. Investments in the shares of the Company’s Common Stock are not deposits insured against loss by the FDIC or any other entity.

General

Severn Bancorp, Inc. (the “Company” or “Bancorp”) is a savings and loan holding company chartered in the state of Maryland in 1990. It conducts business through three subsidiaries: The Bank, its principal subsidiary; Louis Hyatt, Inc. (“HRE”), t/a Hyatt Commercial (formerly Hyatt Real Estate), a commercial real estate brokerage and property management company; and SBI Mortgage Company, which has held mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation, t/a Annapolis Equity Group, which acquires real estate for syndication and investment purposes.

On December 17, 2004, the Company acquired all the common stock of newly formed Severn Capital Trust I, a Delaware business trust. Severn Capital Trust I issued $20,000,000 of trust preferred securities in a private placement pursuant to an applicable exemption from registration. The Company irrevocably and unconditionally guarantees the trust preferred securities. The proceeds of the trust preferred securities has been used to purchase subordinated debentures of the Company.

The Bank has three branches in Anne Arundel County, Maryland, which offer a full range of deposit products, and originates mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Northern Virginia.

As of December 31, 2004, Bancorp had total assets of $703,616,000, total deposits of $527,413,000, and stockholders’ equity of $60,154,000. Net income of Bancorp for the year ended December 31, 2004 was $12,931,000, of which $12,800,000 was net income of the Bank.

Bancorp’s internet address is www.severnbank.com. Bancorp makes available free of charge on www.severnbank.com its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after it electronically files such material with, or furnish it to, the SEC.

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

Business of the Bank

The Bank was organized in 1946 in Baltimore, Maryland as Pompei Permanent Building and Loan Association. It relocated to Annapolis, Maryland in 1980 and its name was changed to Severn Savings Association. Subsequently, the Bank obtained a federal charter and changed its name to Severn Savings Bank, FSB. The Bank operates three full-service branch offices, one administrative office and one accounting and servicing office. The Bank operates as a federally chartered savings bank whose principal business is attracting deposits from the general public and investing those funds in mortgage loans. The Bank also uses advances, or loans from the Federal Home Loan Bank of Atlanta, to fund its mortgage activities. The Bank’s revenues are derived principally from interest earned on mortgage loans, fees charged in connection with the loans and banking services, and gains realized from the sale of mortgage loans. The Bank’s primary sources of funds are deposits, advances from the Federal Home Loan Bank of Atlanta, principal amortization and prepayment of its loans. The principal executive offices of the Bank are maintained at 1919 A West Street, Annapolis Maryland, 21401. Its telephone number is 410-268-4554 and its e-mail address is mailman@severnbank.com.

In addition to its deposit and lending activities, the Bank offers title insurance and real estate settlement services through its wholly owned subsidiary, Homeowner’s Title and Escrow Corporation (“Homeowner’s”).

As of December 31, 2004, the Bank owned all of the Common Stock of Severn Preferred Capital Corporation (“Severn Capital”). On December 22, 2004, the Bank announced it was liquidating Severn Capital and redeeming the shares at $20 per share on January 31, 2005. Severn Capital was a real estate investment trust that issued and had outstanding 200,002 shares of Series A Preferred Stock. The preferred stock had an aggregate outstanding balance of $4,000,040 at December 31, 2004, which qualified as regulatory capital of the Bank. The Series A Preferred Stock paid a 9% annual non-cumulative dividend. On January 31, 2005, the Bank liquidated Severn Capital and redeemed the shares at $20 per share.

The Thrift Industry

Thrift institutions are financial intermediaries which historically have accepted savings deposits from the general public and, to a lesser extent, borrowed funds from outside sources and invested those deposits and funds primarily in loans secured by first mortgage liens on residential and other types of real estate. Such institutions may also invest their funds in various types of short- and long-term securities. The deposits of thrift institutions are insured by the Savings Association Insurance Fund (“SAIF”) as administered by the FDIC, and these institutions are subject to extensive regulations. These regula-tions govern, among other things, the lending and other investment powers of thrift institutions, including the terms of mortgage instruments these institutions are permitted to utilize, the types of deposits they are permitted to accept, and reserve require-ments.

The operations of thrift institutions, including those of the Bank, are significantly affected by general economic conditions and by related monetary and fiscal policies of the federal government and regulations and policies of financial institution regulatory authorities, including the Board of Governors of the Federal Reserve System (the “FRB”) and the Office of Thrift Supervision (“OTS”). Lending activities are influenced by a number of factors including the demand for housing, conditions in the construction industry, and availability of funds. Sources of funds for lending activities include savings deposits, loan principal payments, proceeds from sales of loans, and borrowings from the Federal Home Loan Bank and other sources. Savings flows at thrift institutions such as the Bank are influenced by a number of factors including interest rates on competing investments and levels of personal income.

Earnings

The Bank’s earnings depend primarily on the difference between income from interest-earning assets such as loans and investments, and interest paid on interest-bearing liabilities such as deposits and borrowings. The Bank typically engages in long-term mortgage lending at fixed rates of interest, generally for periods of up to 30 years, while accepting deposits for consider-ably shorter periods. However, many of the Bank’s long-term fixed-rate loans are sold in the secondary market, resulting in gains on the sale of such loans by the Bank.

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

Competition

The Annapolis, Maryland area has a high density of financial institutions, many of which are significantly larger and have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank’s competition for loans comes primarily from savings and loan associations, savings banks, mortgage banking companies, insurance companies, and commercial banks. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks, and credit unions. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds. The Bank also faces increased competition for deposits from other financial institutions such as brokerage firms and insurance companies. The Bank is a community-oriented financial institution serving its market area with a wide selection of mortgage loans. Management considers the Bank’s reputation for financial strength and customer service as its major competitive advantage in attracting and retaining customers in its market area. The Bank also believes it benefits from its community orientation.

Net Interest Income

Net interest income increases during periods when the spread between the Bank’s weighted average rate at which new loans are originated and the weighted average cost of interest-bearing liabilities widens. Market factors such as interest rates, competition, consumer preferences, the supply of and demand for housing, and the availability of funds affect the Bank’s ability to originate loans.

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

For information regarding the total dollar amount of interest income from interest-earning assets, the average yields, the amount of interest expense from interest-bearing liabilities and the average rate, net interest income, interest rate spread, and the net yield on interest-earning assets, refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Bank’s interest income and expense during the fiscal years ending December 31, 2004 and 2003, refer to Item 6, “Selected Financial Data - Rate Volume Table” ..

Market Area

The Bank’s market area for deposit gathering is primarily Anne Arundel County, Maryland and nearby areas, due to its three branch locations, all located in Anne Arundel County. The principal business of the Bank is attracting deposits from the general public and investing those deposits, together with other funds, in mortgage and consumer loans, mortgage-backed securities and investment securities. The Bank’s revenues are derived principally from interest earned on mortgage, consumer and other loans, fees charged in connection with loans and banking services, interest and dividends earned on other investments. The Bank’s primary sources of funds are deposits and loan interest, principal amortization and prepayments.

The primary focus of the Bank’s lending activities has been on first mortgage loans secured by real estate for the purpose of purchasing, refinancing, developing and constructing one-to-four family residences and commercial properties in and near Anne Arundel County, Maryland. The Bank does originate mortgage loans throughout the state of Maryland, Northern Virginia and Delaware. The Bank is an active participant in the secondary market and sells substantially all fixed-rate long-term mortgages that it originates.

Loan Portfolio Composition

The following table sets forth the composition of the Bank’s loan portfolios by type of loan at the dates indicated. The table includes a reconciliation of total net loans receivable, including loans held for sale, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowances for losses on loans.

	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)

Residential mortgage	$215,767	27.30%	$187,498	30.83%	$142,342	28.87%	$129,778	31.66%	$120,775	36.85%
Construction, land acquisition and
development	343,101	43.42%	240,757	39.58%	191,196	38.77%	163,849	39.98%	117,325	35.80%
Land	33,419	4.23%	25,820	4.25%	20,109	4.08%	16,895	4.12%	11,390	3.48%
Lines of credit	29,096	3.68%	19,581	3.22%	12,472	2.53%	8,776	2.14%	9,486	2.89%
Commercial real estate	127,768	16.17%	106,823	17.56%	90,862	18.43%	68,599	16.74%	50,932	15.54%
Commercial non-real estate	3,859	0.49%	3,813	0.63%	3,445	0.70%	3,393	0.83%	5,235	1.60%
Home equity	28,101	3.56%	18,391	3.02%	11,197	2.27%	7,834	1.91%	5,318	1.62%
Consumer	2,489	0.31%	2,364	0.39%	3,979	0.81%	3,220	0.79%	3,110	0.95%
Loans held for sale	6,654	0.84%	3,175	0.52%	17,481	3.54%	7,499	1.83%	4,169	1.27%
Total gross loans	790,254	100.00%	608,222	100.00%	493,083	100.00%	409,843	100.00%	327,740	100.00%

Unearned fees, premiums & discounts, net	(4,157)		(3,344)		(2,674)		(2,164)		(2,149)

Loans in process	(123,195)		(94,020)		(67,593)		(61,685)		(48,211)

Allowance for loan losses	(5,935)		(4,832)		(3,991)		(3,353)		(2,728)
Total loans net	$656,967		$506,026		$418,825		$342,641		$274,652

Lending Activities

General
The Bank originates mortgage loans of all types, including residential, residential-construction, commercial-construction, commercial and land and residential lot loans. To a lesser extent, the Bank also originates non-mortgage loans, which include consumer, business and commercial loans. These loans constitute a small part of the Bank’s portfolio.

The Bank originated $336,648,000 and $320,902,000 of mortgage loans for the years ending December 31, 2004 and 2003, respectively.

Loan Origination Procedures

The following table contains information on the activity of the Bank’s loans held for sale and its loans held for investment in its portfolio:

	For the Years ended December 31,
	2004	2003	2002
	(dollars in thousands)
Held for Sale:
Beginning balance	$3,175	$17,481	$7,499
Originations	74,370	119,660	110,565
Net sales	(70,873)	(133,872)	(100,535)
Other	(18)	(94)	(48)
Ending balance	$6,654	$3,175	$17,481

Held for investment:
Beginning balance	$605,047	$475,602	$402,345
Originations and purchases	262,278	201,242	233,222
Repayments/payoffs	(83,725)	(71,797)	(159,965)

Ending balance	$783,600	$605,047	$475,602

The Bank originates residential mortgage loans that are intended for sale in the secondary market as well as loans that are to be held in the Bank’s investment portfolio. Loans sold in the secondary market are primarily sold to investors with which the Bank maintains a correspondent relationship. These loans are made in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market, and are approved either by the Bank’s underwriter or the correspondent’s underwriter. Loans considered for the Bank’s portfolio are approved by the Bank’s loan committee, which is comprised of the Executive Vice President and the Senior Vice President. Meetings of the loan committee are open to attendance by any member of the Bank’s Board of Directors who wishes to attend. The loan committee reports to and consults with the Board of Directors in interpreting and applying the Bank’s lending policy.

Loans that are sold are typically long-term (15 or more years) loans with fixed interest rates eligible for resale in the secondary market. Loans retained for the Bank’s portfolio include construction loans, commercial loans and loans that periodically reprice or mature prior to the end of an amortized term. Loans are generally sold with servicing released. However, as of December 31, 2004, the Bank was servicing $1,812,000 in loans for Federal Home Loan Mortgage Corporation (“FHLMC”) and $21,551,000 in loans for other investors.

The following table contains information, as of December 31, 2004, on the percentage of fixed-rate single-family loans serviced for others by the Bank, by interest rate category.

Coupon range	Percentage of Portfolio
Less than 5.00%	52.6%
5.01 - 6.00%	0.0%
6.01 - 7.00%	6.5%
7.01 - 8.00%	25.4%
Over 8.00%	15.5%
100.0%

The Bank’s mortgage loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. The authority of the loan committee to approve loans is established by the Board of Directors and currently is commensurate with the Bank’s limitation on loans to one borrower. The Bank’s maximum amount of loans to one borrower currently is equal to 15% of the Bank’s unimpaired capital, or $11,036,000 as of December 31, 2004. Loans greater than this amount require participation by one or more additional lenders. Letters of credit are subject to the same limitations as direct loans. The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate. The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

Commercial Real Estate Loans

At December 31, 2004, the Bank’s commercial real estate loan portfolio totaled $127,768,000, or 16.2% of the Bank’s total loan portfolio. All of the Bank’s commercial loans are secured by improved property such as office buildings, retail strip shopping centers, industrial condominium units and other small businesses most of which are located in the Bank’s primary lending area. The largest commercial real estate loan outstanding at December 31, 2004 was a $4,369,000 loan secured by mobile home parks in Hubert, North Carolina and California, Maryland and commercial land in California, Maryland. This loan has consistently performed in accordance with the terms of the debt instrument.

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

Construction Loans

The Bank originates loans to finance the construction of one-to-four family dwellings, and to a lesser extent, commercial real estate. It also originates loans for the acquisition and development of unimproved property to be used for residential and/or commercial purposes in cases where the Bank is to provide the construction funds to improve the properties. As of December 31, 2004, the Bank had 656 construction loans outstanding in the gross aggregate amount of $343,101,000, representing 43.4% of its loan portfolio, of which $123,195,000 was unadvanced.

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

Multi-Family Lending

The Bank occasionally originates multi-family loans with terms up to 30 years, but with rate adjustments or balloon payments generally at three to five years. These loans are generally made in amounts up to 75% of the appraised value of the secured property. In making these loans, the Bank bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service, the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar property, the marketability of the property and the Bank’s lending experience with the borrower. The Bank also typically receives a personal guarantee from the borrower. As of December 31, 2004, $2,668,000, or 0.3% of the Bank’s total loan portfolio, consisted of multi-family residential loans.

Land and Residential Building Lots

Land loans include loans to developers for the development of residential subdivisions and loans on unimproved lots primarily to individuals. At December 31, 2004 the Bank had outstanding land and residential building lot loans totaling $67,509,000, or 8.5% of the Bank’s total loan portfolio. The largest of these loans is for $4,680,000, is secured by residentially zoned land in Ocean View, Delaware, and has performed in accordance with the terms of the debt instrument. Land development loans typically are short-term loans; the duration of these loans is typically not greater than three years. The interest rate on land loans is generally at least 1% or 2% over the prime rate. The loan-to-value ratio generally does not exceed 75%. Loans typically are made to customers of the Bank and developers and contractors with whom the Bank has had previous lending experience. In addition to the customary requirements for this type loan, the Bank may also require a clean Phase I environmental study and feasibility study to determine the profit potential of the development.

Consumer and Other Loans

The Bank also offers other loans, primarily business and commercial loans. These are loans to businesses not secured by real estate although they may be secured by equipment, securities, or other collateral. They constitute a relatively small part of the Bank’s business, and typically are offered to customers with long-standing relationships with the Bank. At December 31, 2004, $9,354,000, or 1.2%, of the loan portfolio consisted of business and commercial loans. In addition, approximately 0.2% of the loan portfolio is in consumer loans.

Loan Portfolio Cash Flows

The following table sets forth the estimated maturity of the Bank’s loan portfolios by type of loan at December 31, 2004. The estimated maturity reflects contractual terms at December 31, 2004. Contractual principal repayments of loans do not necessarily reflect the actual term of the Bank’s loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of "due on sale" clauses. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Due	Due after
	Within	1 through	Due after
	one year	5 years	5 years	Total
	(dollars in thousands)
One to four family residential	$18,655	$72,708	$147,299	$238,662
Multifamily	136	1,872	660	2,668
Commercial and industrial real estate	7,733	41,966	78,069	127,768
Construction and land acquisition and development loans	293,310	49,695	96	343,101
Land	16,737	43,944	6,828	67,509
Commercial, non-real estate	5,345	1,102	2,907	9,354
Consumer	373	563	256	1,192
Total	$342,289	$211,850	$236,115	$790,254

The following table contains certain information as of December 31, 2004 relating to the loan portfolio of the Bank with the dollar amounts of loans due after one year that have fixed and floating rates. All loans are shown maturing based upon contractual maturities and include scheduled payments but not possible prepayments.

	Fixed	Floating	Total
	(dollars in thousands)
One to four family residential	$138,634	$81,373	$220,007
Multifamily	1,952	580	2,532
Commercial and industrial real estate	77,759	42,276	120,035
Construction and land acquisition and development loans	16,030	33,761	49,791
Land	39,358	11,414	50,772
Commercial, non-real estate	1,878	2,131	4,009
Consumer	819	-	819
Total	$276,430	$171,535	$447,965

Loans to One Borrower

The aggregate amount of loans that the Bank may make to one borrower is 15% of the Bank’s unimpaired capital and unimpaired surplus. The Bank’s largest loan at December 31, 2004 was a $7,000,000 loan secured by assignments of notes, Deeds of Trust, pledged stock and certificates of deposit. The second largest loan is in the amount of $4,680,000 and is secured by residentially zoned lots in Ocean View, Delaware. The third largest loan is in the amount of $4,369,000 and is secured by various collateral including mobile home parks in California, Maryland and Hubert, North Carolina. All of these loans have fully performed since their inception.

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

The Bank’s mortgage loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. The loan committee of the Bank can approve residential and commercial loans ranging up to $11,036,000 (the maximum amount of a loan to one borrower as of December 31, 2004). The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate. The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

Currently, it is the Bank’s policy to originate both fixed-rate and adjustable-rate loans. The Bank is currently active in the secondary market and sells the majority of its fixed-rate loan products.

Interest Rates, Points and Fees

The Bank realizes interest, point, and fee income from its lending activities. The Bank also realizes income from commitment fees for making commitments to originate loans, from prepayment and late charges, loan fees, application fees, and fees for other miscellaneous services.

The Bank accounts for loan origination fees in accordance with the Statement of Financial Accounting Standards (“SFAS”) on Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans ("SFAS No. 91") issued by the Financial Accounting Standards Board (the "FASB"). SFAS No. 91 prohibits the immediate recognition of loan origination fees as revenues and requires that such income (net of certain direct loan origination costs) for each loan be amortized, generally by the interest method, over the estimated life of the loan as an adjustment of yield. The Bank also realizes income from gains on sales of loans, and servicing released fees for loans sold with servicing released.

Delinquency and Classified Assets

Delinquencies

The Board of Directors reviews delinquencies on all loans monthly. The Bank’s collection procedures include sending a past due notice to the borrower on the 17th day of nonpayment, making telephone contact with the borrower between 20 and 30 days after nonpayment, and sending a letter after the 30th day of nonpayment. A notice of intent to foreclose is sent between 60 and 90 days after delinquency. When the borrower is contacted, the Bank attempts to obtain full payment of the past due amount. However, the Bank generally will seek to reach agreement with the borrower on a payment plan to avoid foreclosure.

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

The following table sets forth information as to non-accrual loans. The Bank discontinues the accrual of interest on loans 90 days or more past due, at which time all previously accrued but uncollected interest is deducted from income. As of the most recent reported period, $70,000 would have been recorded for the year ended December 31, 2004 if the loans had been current in accordance with their original terms and had been outstanding throughout the year ended December 31, 2004 or since their origination (if held for only part of the fiscal year). For the year ended December 31, 2004, $37,000 in interest income on such loans was actually included in net income.

	At December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
One-to-four family real estate	$915	$378	$1,366	$1.801	$872
Home equity lines of credit	-	50	-	-	-
Commercial	-	-	253	300	292
Land	24	24	139	-	-
Non-mortgage loans:
Consumer	-	17	-	-	14
Commercial loans	-	-	-	-	-
Total non-accrual loans	$939	$469	$1,758	$2,101	$1,178
Foreclosed real-estate	$-	$-	$224	$312	$312
Total non-performing assets	$939	$469	$1,982	$2,413	$1,490
Total non-accrual loans to net loans	0.1%	0.1%	0.4%	0.6%	0.4%
Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	632.1%	1030.5%	227.0%	159.6%	231.6%
Total non-accrual and accruing loans greater than
90 days past due to total assets	0.1%	0.1%	0.4%	0.6%	0.4%
Total non-performing assets to total assets	0.1%	0.1%	0.4%	0.7%	0.5%

Classified Assets and Allowance for Loan Losses

Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality as “substandard,” “doubtful” or “loss assets.” An asset is considered substandard if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss assets are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of these categories but possess credit deficiencies or potential weakness are required to be designated special mention by management.

When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowance for losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss assets, it is required either to establish a specific allowance for losses equal to the full amount of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets is subject to scrutiny by the OTS, which can require the establishment of additional general or specific loss allowances. The Bank reviews monthly the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

Total classified loans as of December 31, 2004 were $2,532,000. Allowance for loan losses as of December 31, 2004 was $5,935,000, which is 0.8% of gross loans receivable and 632.1% of total non-performing loans.
[see table on following page]

The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans at the dates indicated:

	2004		2003		2002		2001		2000
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in each		of Loans in each		of Loans in each		of Loans in each		of Loans in each
		Category		Category		Category		Category		Category
	Allowance Amount	to Total Loans	Allowance Amount	to Total Loans	Allowance Amount	to Total Loans	Allowance Amount	to Total Loans	Allowance Amount	to Total Loans
	(dollars in thousands)
Residential, one to four family	$2,000	30.20%	$1,938	36.20%	$1,542	36.58%	$1,081	36.90%	$995	41.95%
Multifamily	20	0.34%	21	0.14%	21	0.27%	24	0.26%	18.031%
Commercial and industrial real estate	1,009	16.17%	1,154	18.48%	881	19.33%	850	17.46%	658	16.48%
Construction and land acquisition and
development loans	2,577	43.42%	1,173	39.58%	1,202	38.77%	917	39.98%	662	35.80%
Land	251	8.54%	476	4.25%	300	4.08%	413	4.12%	308	3.48%
Business, commercial	70	1.18%	59	1.16%	33	0.79%	52.97%		75	1.71%
Other	8	0.15%	11	0.19%	12	0.18%	16.31%		12	0.27%
Total	$5,935	100.00%	$4,832	100.00%	$3,991	100.00%	$3,353	100.00%	$2,728	100.00%

The following table contains information with respect to Bancorp’s allowance for loan losses for the periods indicated:

	At or for the Year Ended
	December 31
	2004	2003	2002	2001	2000
	(dollars in thousands)
Average loans outstanding, net	$600,030	$466,512	$384,537	$313,798	$246,631
Total gross loans outstanding at end of period	$790,254	$608,222	$493,083	$409,844	$327,740
Allowance balance at beginning of period	$4,832	$3,991	$3,353	$2,728	$2,147

Provision for loan losses	1,200	900	670	709	591
Actual charge-offs
1-4 family residential real estate	97	25	-	74	30
Other	-	34	32	10	-
Total charge-offs	97	59	32	84	30
Recoveries
Total recoveries	-	-	-	-	20
Net charge offs	97	59	32	84	10

Allowance balance at end of period	$5,935	$4,832	$3,991	$3,353	$2,728
Net charge offs as a percent of average loans	0.02%	0.01%	0.01%	0.03%	0.00%
Allowance for loan losses to total gross loans at end of period	0.75%	0.79%	0.81%	0.82%	0.83%

Investment Activities

Federal thrift institutions, such as the Bank, have authority to invest in various types of liquid assets, including United States Treasury obliga-tions and securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. As a member of the FHLB System, the Bank must maintain minimum levels of liquid assets specified by the OTS, which vary from time to time. Subject to various regulatory restrictions, federal thrift institutions may also invest a portion of their assets in certain commercial paper, corporate debt securities and mutual funds whose assets conform to the investments that a federal thrift institution is authorized to make directly.

The carrying amounts of the Bank’s investment securities held to maturity, as of the dates indicated are presented in the following table:

	At December 31,
	2004	2003	2002
	(dollars in thousands)
FHLB Notes	$5,000	$6,000	$4,000
Mortgage-backed securities	4,955	6,721	5,661

Total Investment Securities Held to Maturity	$9,955	$12,721	$9,661

Investment Scheduled Maturity Table

As of December 31, 2004

			More than One to		More than Five to
	One Year or Less		Five Years		Ten Years		More than Ten Years		Total Investment Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Fair
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
	(dollars in thousands)
FHLB Notes	-	-	$4,000	2.6%	$1,000	5.05%	-	-	$5,000	3.1%	$4,922
Mortgage-backed securities	-	-	1,815	4.5%	-	-	3,140	5.5%	4,955	5.1%	4,892
Total	$-	-%	$5,815	3.2%	$1,000	5.05%	$3,140	5.5%	$9,955	4.1%	$9,814

Foreclosed Real Estate

As of December 31, 2004, Bancorp owned no real estate through foreclosure.

Deposits

Deposits are attracted principally from within the Bank’s primary market areas through the offering of a variety of deposit instruments, including passbook and statement accounts and certificates of deposit ranging in terms from three months to five years. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Bank also offers individual retirement accounts.

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

Deposits in the Bank as of December 31, 2004, 2003 and 2002 consisted of savings programs described below:

	2004	2003	2002
	(dollars in thousands)
NOW accounts	$4,872	$8,610	$3,321
Money market accounts	131,014	152,413	132,767
Passbooks	18,198	19,191	18,190
Certificates of deposit	356,447	226,902	210,983
Non-interest bearing accounts	16,882	12,610	12,590

Total deposits	$527,413	$419,726	$377,851

The Bank held certificates of deposit totaling $356,447,000 at December 31, 2004, maturing as follows:

(dollars in thousands)
One year or less	$231,089
More than 1 year to 2 years	79,172
More than 2 years to 3 years	26,707
More than 3 years to 4 years	12,062
More than 4 years to 5 years	7,376
More than 5 years	41
$356,447

The following table contains information pertaining to the certificates of deposit held by the Bank in excess of $100,000 as of December 31, 2004.

Jumbo Certificate
of Deposits
Time Remaining Until Maturity	(dollars in thousands)
Less than three months	$11,618
3 months to 6 months	17,103
6 months to 12 months	64,040
Greater than 12 months	39,109
Total	$131,870

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

Short Term Borrowings

The Bank has an available line of credit, secured by its residential mortgage portfolio, in the amount of Thirty Percent (30%) of its total assets, with the Federal Home Loan Bank of Atlanta (the “FHLB-Atlanta”). As of December 31, 2004, the available line of credit with the FHLB-Atlanta was $210,422,000. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable then obtaining deposits from the public. The following table sets forth short-term borrowings with the FHLB-Atlanta, with original maturities of one year or less.

	Years ended December 31,
	2004	2003	2002
	(dollars in thousands)
Short term borrowings and notes payable
Average balance outstanding during the period	$15,567	$1,500	$4,917
Maximum amount outstanding at any month-end during the period	41,000	8,000	14,000
Weighted Average interest rate during the period	1.67%	0.62%	3.16%
Total short term borrowings at period end	-	6,000	-
Weighted average interest rate at period end	0.0%	1.15%	0.00%

Employees

As of December 31, 2004, the Company and its subsidiaries had approximately 110 employees on a full-time or part-time basis. The Company’s employees are not represented by any collective bargaining group, and management considers its relations with its employees to be excellent.

Severn Capital

The Bank formed Severn Capital in 1997 for the purpose of acquiring, holding and managing mortgage loans. Severn Capital had elected to be subject to tax as a real estate investment trust under the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder (the “Code”). The Bank owned all of the Common Stock of Severn Capital and administered the day-to-day operations of Severn Capital for a fee. There were 200,002 shares of preferred stock of Severn Capital outstanding, which were held by third parties and are reflected as minority interest in the consolidated financial statements. Dividends on the preferred stock were payable quarterly, in an amount equal to $1.80 per annum per preferred share. On January 31, 2005, the Bank liquidated Severn Capital and redeemed the shares at $20 per share.

Hyatt Real Estate

Bancorp acquired Hyatt Commercial, a real estate brokerage and property management company, in June 2001. Hyatt Commercial is a real estate brokerage company specializing in commercial real estate sales, leasing and property management. It owns the facility within which it is located, at 1919 West Street, and is also the owner of the property known as 1919A West Street, which is leased to the Bank for its administrative offices

Crownsville Development Corporation

Crownsville Development Corporation trading as Annapolis Equity Group (“AEG”) is a subsidiary of SBI and is engaged in the business of acquiring real estate for investment and syndication purposes. AEG acquired two properties in 2004.

SBI Mortgage Company

SBI is a subsidiary of Bancorp that has engaged in the origination of mortgages not suitable for the Bank. It owns subsidiary companies that have or are negotiating to purchase real estate for investment purposes. As of December 31, 2004, SBI had $241,000 in outstanding mortgage loans and it had $515,000 invested in subsidiaries, which funds were held in cash, pending potential acquisition of investment real estate.

HS West, LLC

HS West, LLC (“HS”) is a subsidiary of the Bank, and is constructing a building in Annapolis, Maryland to serve as the Company’s and the Bank’s administrative headquarters. A branch office of the Bank will be included. As of December 31, 2004, HS has incurred approximately $3,122,000 of costs, which are included in land and construction in progress. The total cost is expected to be approximately $20,700,000 before interior fit-out, with completion anticipated in Spring 2006.

Regulation

Competition

The financial services industry in the Bank’s market area is highly competitive, including competition from commercial banks, savings banks, credit unions, finance companies and non-bank providers of financial services. Several of the Bank’s competitors have legal lending limits that exceed that of the Bank’s, as well as funding sources in the capital markets that exceeds the Bank’s availability. The increased competition has resulted from a changing legal and regulatory climate, as well as from the economic climate.

General

Savings and loan holding companies and savings associations are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and SAIF and not for the benefit of stockholders of Bancorp. The following information describes certain aspects of that regulation applicable to Bancorp and the Bank, and does not purport to be complete. The discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions.

Regulation of Bancorp

General. Bancorp is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, Bancorp is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over Bancorp and its subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

Activities Restriction Test. As a unitary savings and loan holding company, Bancorp generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender (“QTL”) test or meets the definition of domestic building and loan association pursuant to the Code. Bancorp presently intends to continue to operate as a unitary savings and loan holding company. Recent legislation terminated the “unitary thrift holding company exemption” for all companies that apply to acquire savings associations after May 4, 1999. Since Bancorp is grandfathered, its unitary holding company powers and authorities were not affected. See “Regulation of Bancorp - Financial Modernization Legislation.” However, if Bancorp acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of Bancorp and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. Furthermore, if Bancorp were in the future to sell control of the Bank to any other company, such company would not succeed to Bancorp grandfathered status under and would be subject to the same business activity restrictions. See “- Regulation of the Bank - Qualified Thrift Lender Test.”

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

Federal law generally provides that no “person,” acting directly or indirectly or through or in concert with one or more other persons, may acquire “control,” as that term is defined in OTS regulations, of a federally insured savings association without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. In addition, no company may acquire control of such an institution without prior OTS approval. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of a savings and loan holding company, from acquiring control of any savings association not a subsidiary of the savings and loan holding company, unless the acquisition is approved by the OTS. For additional restrictions on the acquisition of a unitary thrift holding company, see “Regulation of Bancorp - Financial Services Modernization Legislation.” Certain individuals, including Alan J. Hyatt, Louis Hyatt, and Melvin Hyatt, and their respective spouses (“Applicants”), filed an Application for Notice of Change In Control (“Notice”) in April 2001 pursuant to 12 CFR Section 574.3(b). The Notice called for the Applicants to acquire up to 32.32% of the Company’s issued and outstanding shares of stock of Bancorp by April 16, 2002. The OTS approved requests by the Applicants to extend the time to consummate such acquisition of shares to January 18, 2006. The Applicants currently own approximately 29.17% of the total outstanding shares of the Company as of December 31, 2004.

The Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions became effective over a period of time and are subject to rulemaking by the SEC. Because Bancorp’s common stock is registered with the SEC, it is currently subject to this Act.

Throughout 2002 and 2003, the SEC and Nasdaq Stock Market issued new regulations affecting Bancorp’s corporate governance and heightening its disclosure requirements. Among the many new changes are enhanced proxy statement disclosures on corporate governance, stricter independence requirements for the Board of Directors and its committees, and posting of various SEC reports on our website. The full impact of the Sarbanes-Oxley Act is still uncertain and evolving, however the new legislation and implementing regulations have resulted in increased costs of compliance, including certain outside professional costs.

We cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on our operations.

USA Patriot Act of 2001

On October 26, 2001, the USA Patriot Act of 2001 was enacted. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions.

Financial Services Modernization Legislation

General. In November 1999, the Gramm-Leach-Bliley Act of 1999 (the “GLB”) was enacted. As a result of GLB new opportunities became available to financial institution holding companies as it removed the restrictions that resulted from a regulatory framework that had its origin in the Great Depression of the 1930s. In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance.

The general effect of GLB is to permit banks, other depository institutions, insurance companies and securities firms to enter into combinations that result in a single financial services organization to offer customers a wider array of financial services and products, through a new entity known as a “financial holding company.” “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but other activities incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

To the extent that the GLB permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB may have the result of increasing the amount of competition that Bancorp and the Bank faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than Bancorp and the Bank.

Regulation of the Bank

General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation (“FDIC”). Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the FRB.

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

The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the Congress could have a material adverse impact on Bancorp, the Bank, and their operations.

Privacy. Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;
•	annual notices of their privacy policies to current customers; and
•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Since GLB’s enactment, a number of states have implemented their own versions of privacy laws. The Bank has implemented its privacy policies in accordance with the law.

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

•
interprets previously issued interagency customer information security guidelines that require financial institutions to implement information security programs designed to protect their customers’ information; and

•
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

Premiums for Deposit Insurance

Through the Bank Insurance Fund (“BIF”), the FDIC insures our customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by SAIF.

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the BIF is nearing its minimum reserve ratio of 1.25% of insured deposits as mandated by law (ratio of net worth of the BIF to the value of the aggregate domestic deposits held in all BIF members). As of December 31, 2004, the BIF reserve ratio was 1.30%. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks. Any increase in assessments or the assessment rate could have a material adverse effect on the company’s earnings, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

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

As shown below, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2004.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
December 31, 2004
Tangible (1)	$73,572	10.5%	$10,521	1.50%	N/A	N/A
Tier I capital (2)	73,572	13.4%	N/A	N/A	$33,023	6.00%
Core (1)	73,572	10.5%	28,056	4.00%	35,070	5.00%
Risk-weighted (2)	79,419	14.4%	44,031	8.00%	55,039	10.00%

December 31, 2003
Tangible (1)	$49,569	9.2%	$8,095	1.50%	N/A	N/A
Tier I capital (2)	49,569	12.0%	N/A	N/A	$24,692	6.00%
Core (1)	49,569	9.2%	21,588	4.00%	26,984	5.00%
Risk-weighted (2)	54,314	13.2%	32,923	8.00%	41,154	10.00%

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

Predatory Lending. The term "predatory lending," much like the terms "safety and soundness" and "unfair and deceptive practices," is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

•	making unaffordable loans based on the assets of the borrower rather than on the borrower's ability to repay an obligation ("asset-based lending");
•	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced ("loan flipping"); and
•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

On October 1, 2002, FRB regulations aimed at curbing such lending became effective. The rule significantly widens the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the act:

•	interest rates for first lien mortgage loans in excess of 8 percentage points above comparable U.S. Treasury securities,
•	subordinate-lien loans of 10 percentage points above U.S. Treasury securities, and
•	fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

In addition, the regulations bar loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law -- which says loans shouldn't be made to people unable to repay them -- unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

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

The regulation establishes five categories of capital classification:
•	“well capitalized”;
•	“adequately capitalized”;
•	“undercapitalized”;
•	“significantly undercapitalized”; and
•	“critically undercapitalized”.

Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution’s capital classification. At December 31, 2004, the Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

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

If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized - without the express permission of the institution’s primary regulator.

Loans-to-One Borrower Limitations. Savings associations generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided:

•	the purchase price of each single-family dwelling in the development does not exceed $500,000;
•	the savings association is in compliance with its fully phased-in capital requirements;
•	the loans comply with applicable loan-to-value requirements; and
•	the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

At December 31, 2004, the Bank’s loans-to-one-borrower limit was $11,036,000 based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2004, the Bank’s largest single lending relationship had an outstanding balance of $7,000,000, and consisted of a loan secured by assignments of notes, Deeds of Trust, pledged stock and certificates of deposit. The loan was performing in accordance with its terms.

Qualified Thrift Lender Test. Savings associations must meet a QTL test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a “domestic building and loan association” as defined in the Code. Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage-related securities. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 2004, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

Affiliate Transactions. Transactions between a savings association and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act and regulations adopted by the Federal Reserve. Affiliates of a savings association include, among other entities, the savings association's holding company and companies that are under common control with the savings association. In general, a savings association or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

•	to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate; and
•	to an amount equal to 20% of the association's capital and surplus, in the case of covered transactions with all affiliates.

In addition, a savings association and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes:

•	a loan or extension of credit to an affiliate;
•	a purchase of investment securities issued by an affiliate;
•	a purchase of assets from an affiliate, with some exceptions;
•	the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or
•	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under the OTS regulations:

•	a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies;
•	a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary;
•	a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate;
•
covered transactions and other specified transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•
with some exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

Regulations generally exclude all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except for:

•	a financial subsidiary,
•	a subsidiary controlled by one or more affiliates,
•	an ESOP, or
•	a subsidiary determined by the OTS or the Federal Reserve to be an affiliate.

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

The OTS regulations require a savings association to file an application if:

•	it is not eligible for expedited treatment of its other applications under OTS regulations;
•
the total amount of all of capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds its net income for that year to date plus retained net income for the preceding two years;

•	it would not be at least adequately capitalized, under the prompt corrective action regulations of the OTS following the distribution; or
•
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

In addition, a savings association must give the OTS notice of a capital distribution if the savings association is not required to file an application, but:

•	would not be well capitalized under the prompt corrective action regulations of the OTS following the distribution;
•
the proposed capital distribution would reduce the amount of or retire any part of the savings association's common or preferred stock or retire any part of debt instruments like notes or debentures included in capital, other than regular payments required under a debt instrument approved by the OTS; or

•	the savings association is a subsidiary of a savings and loan holding company.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB-Atlanta. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own capital stock in an FHLB in an amount equal to the greater of:

•	1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or
•	5% of its FHLB advances or borrowings.

At December 31, 2004, the Bank was in compliance with this requirement.

A new capital plan of the FHLB-Atlanta was approved by the Federal Housing Finance Board on January 23, 2004, and was implemented on December 17, 2004. The new capital plan authorizes FHLB-Atlanta to issue, redeem and repurchase its capital stock at its stated par value of $100 per share. Each member of FHLB-Atlanta is required to own capital stock in an amount equal to the sum of:

•	the membership stock requirement, which is the lesser of:
(i) 0.20% of such member’s total assets as of December 31 of the previous calendar year; or
(ii) a specified dollar cap (initially estimated at $25 million); plus

•	the activity-based stock requirement, which is the aggregate of:
(i) a specified percentage (initially estimated at 4.50%) of the outstanding advances from FHLB-Atlanta to each member;
(ii) a specified percentage (initially estimated at 2.00%) of the “acquired member assets” (as defined in FHLB regulations) sold by each member to FHLB-Atlanta; and
(iii) a specified percentage (initially estimated at 8.00%) of any targeted debt/equity investment (which satisfies the criteria set forth in the FHLB regulations) sold by each member to FHLB-Atlanta.

Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2004, the Bank was in compliance with these requirements.

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

Item 2. Properties

Bancorp has three retail branch locations in Anne Arundel County, Maryland, of which it owns two and leases the third. The Bank’s currently leases its executive office located in Annapolis, Maryland from HRE, a wholly owned subsidiary of Bancorp. HRE owns its office building in Annapolis, Maryland.

The Bank leases administrative office space in Annapolis, Maryland from a third party. Homeowner’s Title, a subsidiary of the Bank, leases office space in Annapolis, Maryland from a limited liability company of which Alan J. Hyatt, Bancorp’s Chairman and Chief Executive Officer, is a principal, on a term of 3 years, subject to the right of Homeowner’s Title to exercise early termination, at its option. Current monthly rental paid by Homeowner’s Title is $3,665.

HS West, LLC (“HS”) is a subsidiary of the Bank, and is constructing a building in Annapolis, Maryland to serve as the Company’s and the Bank’s administrative headquarters. A branch office of the Bank will be included. As of December 31, 2004, HS has incurred approximately $3,122,000 of costs, which are included in land and construction in progress. The total cost is expected to be approximately $20,700,000 before interior fit-out, with completion anticipated in Spring 2006.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which Bancorp, the Bank or any subsidiary is a party or to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 4.1 Executive Officers of the Registrant that are not Directors.

Cecelia Lowman has served as the Chief Financial Officer of Bancorp since 1984. She serves in the same capacities for the Bank.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) none
(b) none
(c) none

Quarterly Stock Information*

2004				2003
	Stock Price Range		Per Share		Stock Price Range		Per Share
Quarter	Low	High	Dividend	Quarter	Low	High	Dividend
1st	$15.30	$17.10	$.050	1st	$7.91	$11.00	$.040
2nd	13.03	15.88	.050	2nd	10.04	12.55	.040
3rd	14.13	14.63	.055	3rd	10.80	16.00	.045
4th	16.45	22.00	.055	4th	14.93	17.10	.045

*Adjusted to give retroactive effect to a 2 for 1 stock split declared November 17, 2004 effective for shares outstanding December 15, 2004.

Common stock of Bancorp is traded on the Nasdaq Small-Cap Market under the symbol “SVBI”.

Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016-3572, serves as the Transfer Agent and Registrar for Bancorp.

See Item 12 of the Annual Report on Form 10-K and Note 12 to the consolidated financial statements for information regarding equity compensation plans.

Item 6. Selected Financial Data

The following financial information is presented from the audited financial statements of Bancorp. The information is a summary and should be read in conjunction with management’s Discussions and Analysis of Financial Condition and Results of Operations.

Summary Financial and Other Data

	At December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share information)
Balance Sheet Data
Total assets	$703,616	$540,471	$458,415	$366,890	$293,230
Total loans, net	656,967	506,026	418,825	342,641	274,652
Investment securities held to maturity	9,955	12,721	9,661	7,213	9,779
Nonperforming loans	939	469	1,758	2,101	1,178
Total nonperforming assets	939	469	1,982	2,413	1,490
Deposits	527,413	419,726	377,925	268,918	229,312
Short-term borrowings	-	6,000	-	-	18,000
Long-term debt	89,000	59,000	34,000	25,000	16,000
Total liabilities	639,462	487,501	415,233	332,059	268,009
Stockholders’ equity	$60,154	$48,970	$39,181	$30,830	$21,329
Book value per common share *	$7.23	$5.89	$4.73	$3.80	$3.29
Common shares outstanding *	8,318,184	8,318,184	8,285,184	8,114,184	6,478,632

Other Data:
Number of:
Full service retail banking facilities	3	2	2	2	2
Full-time equivalent employees	105	81	69	67	66

* Retroactively adjusted to reflect two-for-one stock split declared November 17, 2004 effective for shares outstanding December 15, 2004, and three-for-one stock split declared February 19, 2002 and effective for shares outstanding as of March 1, 2002.

Summary of Operations

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share information)
Interest and dividend income	$44,619	$37,087	$33,402	$29,489	$24,271
Interest expense	14,631	12,341	13,799	16,094	13,387
Net interest income	29,988	24,746	19,603	13,395	10,884
Provision for loan losses	1,200	900	670	708	591
Net interest income after provision for loan losses	28,788	23,846	18,933	12,687	10,293
Non-interest income	3,612	4,674	4,133	2,570	1,439
Non-interest expense	11,211	9,616	8,447	6,588	5,348
Income before income tax provision	21,189	18,904	14,619	8,669	6,384
Provision for income taxes	8,258	7,575	5,671	3,413	2,439
Net income	$12,931	$11,329	$8,948	$5,256	$3,945

Per Share Data:
Basic earnings per share *	$1.56	$1.34	$1.06	$0.69	$0.58
Diluted earnings per share *	$1.56	$1.33	$1.06	$0.69	$0.56
Weighted number of shares outstanding basic *	8,318,184	8,293,132	8,184,376	7,294,902	6,475,776
Weighted number of shares outstanding diluted *	8,318,184	8,314,604	8,206,446	7,366,692	6,661,830

* Retroactively adjusted to reflect two-for-one stock split declared November 17, 2004 effective for shares outstanding December 15, 2004, and three-for-one stock split declared February 19, 2002 and effective for shares outstanding as of March 1, 2002.

Key Operating Ratios

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Performance Ratios:
Return on average assets	2.02%	2.23%	2.14%	1.55%	1.47%
Return on average equity	23.56%	25.22%	25.58%	20.22%	20.04%
Net interest margin	4.81%	4.99%	4.86%	4.05%	4.17%
Interest rate spread	4.60%	4.77%	4.59%	3.65%	3.75%
Non-interest expense to average assets	1.75%	1.89%	2.02%	1.95%	2.00%
Efficiency ratio	33.37%	32.69%	35.59%	41.27%	43.40%

Asset Quality Ratios:
Equity to Assets	8.55%	9.06%	8.55%	8.40%	7.27%
Nonperforming assets to total assets at end of period	0.13%	0.09%	0.43%	0.66%	0.51%
Nonperforming loans to total gross loans at end of period	0.12%	0.08%	0.36%	0.51%	0.36%
Allowance for loan losses to total gross loans at end of period	0.75%	0.79%	0.81%	0.82%	0.83%
Allowance for loan losses to nonperforming loans at end of period	632.1%	1030.49%	227.02%	159.59%	231.58%

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

	Years Ended December 31,
	2004			2003			2002
	Average			Average			Average
	Volume	Interest	Yield/Cost	Volume	Interest	Yield/Cost	Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$600,030	$43,881	7.31%	$466,512	$36,403	7.80%	$384,537	$32,723	8.51%
Investments (2)	5,250	165	3.15%	6,167	243	3.94%	7,339	362	4.93%
Mortgage-backed securities	5,686	254	4.46%	6,586	210	3.18%	1,346	54	4.00%
Other interest-earning assets (3)	12,656	319	2.52%	16,749	231	1.38%	10,123	263	2.60%
Total interest-earning assets	623,622	44,619	7.15%	496,014	37,087	7.48%	403,345	33,402	8.28%
Non-interest earning assets	16,552			11,894			13,979
Total Assets	$640,174			$507,908			$417,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$192,946	$2,670	1.38%	$187,979	$2,997	1.59%	$138,961	$3,485	2.51%
Certificates of deposits	284,636	8,622	3.03%	222,819	7.964	3.57%	198,613	8,815	4.44%
Borrowings	96,250	3,339	3.47%	43,833	1,380	3.15%	36,500	1,499	4.11%
Total interest-bearing liabilities	573,832	14,631	2.55%	454,631	12,341	2.71%	374,074	13,799	3.69%
Non-interest bearing liabilities	11,451			8,360			8,271
Stockholders' equity	54,891			44,917			34,979
Total liabilities and stockholders' equity	$640,174			$507,908			$417,324
Net interest income and Interest rate spread		$29,988	4.60%		$24,746	4.77%		$19,603	4.59%
Net interest margin			4.81%			4.99%			4.86%
Average interest-earning assets to
average interest-bearing liabilities			107.92%			109.10%			107.82%

(1) Non-accrual loans are included in the average balances and in the computation of yields.
(2) The Company does not have any tax-exempt securities.
(3) Other interest earning assets includes interest bearing deposits in other banks, federal funds, and FHLB stock investments.

Rate Volume Table

	Year ended December 31, 2004			Year ended December 31, 2003
	vs.			vs.
	Year ended December 31, 2003			Year ended December 31, 2002
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(dollars in thousands)
Interest-earning assets
Loans	$7,478	$9,882	$(2,404)	$3,680	$6,631	$(2,951)
Investments	(78)	(33)	(45)	(119)	(53)	(66)
Mortgage-backed securities	44	(31)	75	156	170	(14)
Other interest-earning assets	88	(67)	155	(32)	121	(153)
Total interest income	$7,532	$9,751	$(2,219)	$3,685	$6,869	$(3,184)

Interest-bearing liabilities
Savings and checking deposits	$(327)	$76	$(403)	$(488)	$1,010	$(1,498)
Certificates of deposits	658	1,979	(1,321)	(851)	1,000	(1,851)
Borrowings	1,959	1,806	153	(119)	340	(459)
Total interest expense	$2,290	$3,861	$(1,571)	$(1,458)	$2,350	$(3,808)

Net change in interest income	$5,242	$5,890	$(648)	$5,143	$4,519	$624

(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company’s significant accounting policies are set forth in note 1 of the consolidated financial statements for the year ended December 31, 2004 which are set forth on pages F-1 through F-34. Of these significant accounting policies, the Company considers the policy regarding the allowance for loan losses to be its most critical accounting policy, given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

Overview

The primary business of Bancorp is mortgage lending. The markets in which Bancorp operates, Anne Arundel County, Maryland, as well as surrounding areas in Maryland, northern Virginia and Delaware, have enjoyed strong real estate demand. This has fueled Bancorp’s growth, along with the demand to refinance existing mortgages as a result of historically low interest rates. Refinancing activity began to slow down toward the end of 2003, and slowed considerably in 2004. However, with interest rates remaining low, construction lending and purchase money mortgage lending have continued to be extremely active.

Bancorp has been able to take advantage of the continued low interest rate environment and had maintained a low cost of liabilities. Interest rates paid on deposits have remained low, as have interest rates paid for borrowing funds from the FHLB-Atlanta. The difference between Bancorp’s costs of funds and what it earns on mortgage loans is the interest rate “spread”. This spread has increased as Bancorp’s growing portfolio of mortgage loans coupled with the fees earned on loans sold in the secondary market, has driven up overall revenues. While variable expenses, such as compensation, have increased, Bancorp’s overall expenses have remained modest, which has resulted in increasing profitability.

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

Subsequent to the end of 2004, management discovered that certain cash accounts maintained by the Company at other financial institutions were not reconciled by the Company. The Company is now in the process of reconciling these accounts which involve a discrepancy in the amount of approximately $500,000 at December 31, 2004. Management expects to have the accounts reconciled by the end of the first quarter reporting period ending on March 31, 2005. It is anticipated that any required adjustments, charges or reserves will be taken during this period. Management does not believe that the required adjustments, if any, will have a material adverse effect on the Company’s financial condition. Management has implemented additional controls over this process since year-end to correct this deficiency, including requiring reconciliation of such accounts on a daily basis.

Financial Condition

Total assets increased by $163,145,000, or 30.2%, at December 31, 2004 to $703,616,000, compared to $540,471,000 at December 31, 2003. The following discusses the material changes between the December 31, 2004 and 2003 balance sheets.

Loans

Loans Held For Sale. At December 31, 2004 loans held for sale totaled $6,654,0000, compared to $3,175,000 at December 31, 2003. This increase of $3,479,000, or 109.6%, was primarily due to the timing of loans pending sale at year-end.

Loans Receivable. Total net portfolio loans receivable were $650,313,000 at December 31, 2004, an increase of $147,462,000, or 29.3%, from $502,851,000 at December 31, 2003. The increase in the loan portfolio resulted from the continued strong loan demand due to continued historically low interest rates. The increase in the loan portfolio included increases in residential mortgage loans, residential construction loans and commercial mortgage loans.

Liabilities

Deposits. Total deposits at December 31, 2004 increased to $527,413,000 from $419,726,000 at December 31, 2003, an increase of $107,687,000 or 25.7%. This increase is primarily attributable to growth in certificates of deposit. The increase in deposits was primarily used to fund loan growth.

FHLB Advances. FHLB advances totaled $89,000,000 at December 31, 2004, compared to $65,000,000 at December 31, 2003, an increase of $24,000,000, or 36.9%. This increase was the result of management’s decision to borrow funds from FHLB at more favorable rates than would have been necessary to attract the needed funds through customer deposits.

Subordinated Debentures. Bancorp has a non-consolidated subsidiary trust, Severn Capital Trust I, of which 100% of the common equity is owned by Bancorp. The trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in subordinated debt securities of Bancorp (the debentures). The debentures held by the trust are the sole assets of the trust. Distributions on the capital securities issued by the trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by the trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Bancorp has entered into an agreement which, taken collectively, fully and unconditionally guarantees the capital securities subject to the terms of the guarantee. The debentures held by Severn Capital Trust I are first redeemable, in whole or in part, by the Bancorp on January 7, 2010.

The subordinated debentures from Bancorp to the trust consist of a $20,619,000 note, which is at a floating rate of interest of LIBOR plus 200 basis points, and matures in 2035.

Off-Balance Sheet Arrangements. The Company has certain outstanding commitments and obligations that could impact the Company’s financial condition, liquidity, revenues or expenses. These commitments and obligations include standby letters of credit, home equity loans, loan commitments, lines of credit, and loans sold and serviced with limited repurchase provisions.

Standby letters of credit, which are obligations of the Company to guarantee performance of borrowers to governmental entities, were $7,866,000 as of December 31, 2004, which was consistent with the balance of $7,982,000 as of December 31, 2003. The Company continues to see demand by its borrowers for letter of credit requirements.

Construction loans in process totaled $123,195,000 at December 31, 2004.

Home equity loans increased $5,355,000, or 44.1%, from $12,142,000 as of December 31, 2003 to $16,497,000 as of December 31, 2004. Home equity loans are loans that allow the borrowers to draw funds up to a specified loan amount, from time to time. The Company’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans. This increase was a result of the general increase in loan demand and the continued low interest rates offered on home equity loans.

Loan commitments as of December 31, 2004 were $18,188,000, compared to $24,520,000 as of December 31, 2003, a decrease of $6,332,000, or 25.8%. Loan commitments are obligations of the Company to provide loans, and such commitments are made in the usual course of business. This decrease was a result of a temporary timing difference of new loan commitments at the end of 2004.

Lines of credit, which are obligations of the Company to fund loans made to certain borrowers, totaled $24,831,000 as of December 31, 2004, compared to $20,436,000 as of December 31, 2003. This increase of $4,395,000, or 21.5%, was a result of increased demand for this type of loan product. The Company’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

Loans sold and serviced with limited repurchase provisions decreased $7,168,000, or 21.8%, from $32,877,000 as of December 31, 2003, to $25,709,000 as of December 31, 2004. This decrease was the result of the slowdown in the market for loans sold on the secondary market.

The Company uses the same credit policies in making commitments and conditional obligations as it does for its on-balance sheet instruments.

Comparison of Results of Operations for the Years Ended December 31, 2004 and 2003.

General. Bancorp’s net income for the year ended December 31, 2004 was $12,931,000, or $1.56 per share diluted, after the two-for-one stock split effective December 15, 2004. This is compared to $11,329,000, or $1.33 per share diluted, as adjusted for the stock split, for the year ended December 31, 2003. This increase of $1,602,000, or 14.1%, was primarily the result of the continued growth in the Company’s mortgage portfolio coupled with the Company’s continued ability to maintain low operating expenses.

Net Interest Income. Net interest income (interest earned net of interest charges) totaled $29,988,000 for the year ended December 31, 2004, compared to $24,746,000 for the year ended December 31, 2003, an increase of $5,242,000 or 21.2%. This increase was primarily due to the growth in the loan portfolio which offset a decrease in the Company’s interest rate spread of .17% to 4.60% for the year ended December 31, 2004, compared to 4.77% for the same period in 2003. The Company’s interest rate spread decreased over the past year because interest rates earned on the Bank’s loans have fallen faster than the interest rates paid on the Bank’s interest bearing liabilities. The Company is uncertain whether it will be able to continue to attract low cost liabilities, as it has done in the last year due to the general expectation of rising interest rates in the future.

Provision for Loan Losses. The Bank’s loan portfolio is subject to varying degrees of credit risk and an allowance for loan losses is maintained to absorb losses inherent in its loan portfolio. Credit risk includes, but is not limited to, the potential for borrower default and the failure of collateral to be worth what the Bank determined it was worth at the time of the granting of the loan. The Bank monitors its loan portfolio at least as often as quarterly and its loan delinquencies at least as often as monthly. All loans that are delinquent and all loans within the various categories of the Bank’s portfolio as a group are evaluated. The Bank’s Board, with the advice and recommendation of the Bank’s delinquency committee, estimates an allowance to be set aside for loan losses. Included in determining the calculation are such factors as the inherent risk contained within the portfolio after considering the state of the general economy, economic trends, consideration of particular risks inherent in different kinds of lending and consideration of known information that may affect loan collectibility. An increase in the loan loss provision from the beginning of the year to the end of a year is the result after an analysis of the aforementioned factors and applying that rationale to the total portfolio.

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

As of December 31, 2004, the total allowance for loan losses was $5,935,000 as compared to $4,832,000 as of December 31, 2003, which is an increase of $1,103,000, or 22.8%. The increase was a result of the current year’s addition to the allowance and minimal charge offs being incurred. During the year ended December 31, 2004, the provision for loan losses was $1,200,000 compared to $900,000 for the year ended December 31, 2003. This increase of $300,000 or 33.3%, was a result of increased loan growth and management’s determination that adding to the provision for loan losses was, more or less appropriate for the level of inherent risk in its portfolio as compared to the year ended December 31, 2003.

Other Income and Non Interest Expense. Mortgage banking activities decreased $1,056,000, or 42.4% to $1,435,000 for the year ended December 31, 2004, compared to $2,491,000 for the same period last year. This decrease is primarily the result of a $772,000 decrease in gain on sale of loans, and a $284,000 decrease in mortgage processing and servicing fees for the year ended December 31, 2004 compared to the same period last year. The decrease in the gain on sale of loans is attributable to the reduction in 2004 of loans sold on the secondary market. The decrease in mortgage processing and servicing fees relates to a slowdown during 2004 of residential mortgages being refinanced and the reduction in loans sold on the secondary market.

Real estate commissions and real estate management fees for the year ended December 31, 2004 were $1,234,000 and $404,000, respectively, as compared to $1,160,000 and $369,000, respectively, for the same period last year. In the aggregate, this was an increase of $109,000 or 7.1%. This increase is primarily due to increased activity from the continued strong real estate market and a focus on the commercial market, which generally generates higher revenues.

Compensation and related expenses totaled $8,167,000 for the year ended December 31, 2004 compared to $6,976,000 for the year ended December 31, 2003, an increase of $1,191,000 or 17.1%. This increase was the result of additional Bank employees needed for a new branch that opened in 2004, and increased loan volume. As of December 31, 2004, the Company had 95 full-time equivalent employees compared to 81 at December 31, 2003.

Other non-interest expense totaled $2,434,000 for the year ended December 31, 2004 compared to $2,106,000 for the year ended December 31, 2003, an increase of $328,000, or 15.6%. This increase is primarily a result of increased advertising for the new branch, and an increase in office expenses for the new branch and additional employees hired during 2004.

Income taxes for the year ended December 31, 2004 were $8,258,000, compared to $7,575,000 for the year ended December 31, 2003, an increase of $683,000 or 9.0%. The effective tax rate for the years ended December 31, 2004 and 2003 was 39.0% and 40.0%, respectively.

Liquidity and Capital Resources. Bancorp’s liquidity is determined by its ability to raise funds through loan payments, maturing investments, deposits, borrowed funds, capital, or the sale of loans. Based on the internal and external sources available, Bancorp’s liquidity position exceeded anticipated short-term and long-term needs at December 31, 2004. Core deposits, considered to be stable funding sources and defined to include all deposits except time deposits of $100,000 or more, equaled 73.7% of total deposits at December 31, 2004. The Bank’s experience is that a substantial portion of certificates of deposit will renew at time of maturity and will remain on deposit with the Bank. Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In addition to its ability to generate deposits, Bancorp has external sources of funds which may be drawn upon when desired. The primary source of external liquidity is an available line of credit equal to 30% of the Bank’s assets with FHLB-Atlanta. The available line of credit with FHLB-Atlanta was $210,422,000 at December 31, 2004, of which $89,000,000 was outstanding at that time.

In assessing its liquidity the management of Bancorp considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations and business opportunities as they arise. In addition, management expects to incur an additional $17,578,000, before interior fit-out, for construction costs associated with its new headquarters. Construction is expected to be completed in February 2006. As of December 31, 2004 Bancorp had $18,188,000 outstanding in loan commitments, which Bancorp expects to fund from the sources of liquidity described above. This amount does not include undisbursed lines of credit, home equity loans and standby letters of credit, in the aggregate amount of $50,194,000, which Bancorp anticipates it will be able to fund, if required, from these liquidity sources in the regular course of business.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity.

Contractual Obligations

The following table contains for the periods indicated information regarding the financial obligations owing by the Company for leases of certain properties.

	Payments due by period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$89,000	$2,000	$25,000	$10,000	$52,000

Subordinated debentures	20,619	-	-	-	20,619

Operating lease obligations	399	99	145	120	35

Certificates of Deposit	356,447	231,089	105,879	19,438	41

Total	$466,465	$233,188	$131,024	$29,558	$72,695

Comparison of Operating Results for the Years Ended December 31, 2003 and 2002

General. Bancorp’s net income for the year ended December 31, 2003 was $11,329,000 or $1.33 per share diluted, compared to $8,948,000, or $1.06 per share diluted, for the year ended December 31, 2002, an increase of $2,381,000, or 26.6%. This increase was primarily the result of increases in loan origination volume and in the loan portfolio, as well as the increase in interest income, coupled with a reduction in the cost of deposits and other liabilities.

Net Interest Income. Net interest income (interest earned net of interest charges) totaled $24,746,000 for the year ended December 31, 2003, compared to $19,603,000 for the year ended December 31, 2002, an increase of $5,143,000, or 26.2%. The change was primarily due to growth in the loan portfolio and reduction of interest on deposits. The interest rate spread increased to 4.77% at December 31, 2003 compared to 4.59% at December 31, 2002. The Bank’s interest rate spread increased because interest rates paid on the Bank’s deposits have fallen faster than the interest rates earned on the Bank’s assets.

Provision for Loan Losses. During the year ended December 31, 2003, the provision for loan losses was $900,000 compared to $670,000 for the year ended December 31, 2002. This increase of $230,000, or 34.3%, was a result of the Bank’s management assessment of the adequacy of the loan provision by considering the nature and size of the loan portfolio, the overall portfolio quality, and specific problem loans. As of December 31, 2003, the allowance for loan losses was $4,832,000, compared to $3,991,000 as of December 31, 2002, an increase of $841,000, or 21.1%. This increase was a result of contributions made to the provision for loan losses without any material charge offs to reduce the overall allowance for loan losses.

Other Income and Non Interest Expense. Mortgage banking activities increased $503,000, or 25.3%, to $2,491,000 for the year ended December 31, 2003, compared to $1,988,000 for the year ended December 31, 2002. This increase was primarily the result of an $299,000 increase in gain on sale of loans, and a $204,000 increase in mortgage processing and servicing fees for the year ended December 31, 2003 compared to the same period last year. The increases are attributable to the increase volume in loan originations and increased refinancing of residential mortgages in 2003 compared to 2002.

Real estate commissions and real estate management fees for the year ended December 31, 2003 were $1,160,000 and $369,000, respectively, compared to $1,237,000 and $383,000, respectively, for the year ended December 31, 2002. In the aggregate, this decrease was $91,000, or 5.6%, and was primarily the result of the timing of commercial real estate activity.

Compensation and related expenses totaled $6,976,000 for the year ended December 31, 2003, compared to $6,065,000 for the year ended December 31, 2002, an increase of $911,000, or 15.0%. The increase during 2003 was primarily attributable to increased staffing and compensation levels due to the increase in loan production commissions at Hyatt Commercial.

Other non-interest expense totaled $2,106,000 for the year ended December 31, 2003, compared to $1,894,000 for the year ended December 31, 2002, an increase of $212,000, or 11.2%. This increase is primarily a result of increased advertising, and an increase in office expenses for the additional employees hired during 2003

Income taxes for the year ended December 31, 2003 were $7,575,000, compared to $5,671,000 for the year ended December 31, 2002. The effective tax rate for the years ended December 31, 2003 and 2002 were 40.0% and 38.8%, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Qualitative Information About Market Risk. The principal objective of Bancorp’s interest rate risk management is to evaluate the interest rate risk included in balance sheet accounts, determine the level of risks appropriate given Bancorp’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Bancorp’s interest rate risk management policy. Through this management, Bancorp seeks to reduce the vulnerability of its operations to changes in interest rates. The Board of Directors of Bancorp is responsible for reviewing assets/liability policies and interest rate risk position. The Board of Directors reviews the interest rate risk position on a quarterly basis and, in connection with this review, evaluates Bancorp’s business activities and strategies, the effect of those strategies on Bancorp’s net interest margin and the effect that changes in interest rates will have on Bancorp’s loan portfolio. While continuous movement of interest rates is certain, the extent and timing of these movements is not always predictable. Any movement in interest rates has an effect on Bancorp’s profitability. Bancorp faces the risk that rising interest rates could cause the cost of interest bearing liabilities, such as deposits and borrowings, to rise faster than the yield on interest earning assets, such as loans and investments. Bancorp’s interest rate spread and interest rate margin may be negatively impacted in a declining interest rate environment even though Bancorp generally borrows at short-term interest rates and lends at longer-term interest rates. This is because loans and other interest earning assets may be prepaid and replaced with lower yielding assets before the supporting interest bearing liabilities reprice downward. Bancorp’s interest rate margin may also be negatively impacted in a flat or inverse-yield curve environment. Mortgage origination activity tends to increase when interest rates trend lower and decrease when interest rates rise.

Bancorp’s primary strategy to control interest rate risk is to sell substantially all long-term fixed-rate loans in the secondary market. To further control interest rate risk related to its loan servicing portfolio, Bancorp originates a substantial amount of construction loans that typically have terms of one year or less. The turnover in construction loan portfolio assists Bancorp in maintaining a reasonable level of interest rate risk.

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

Exposure to interest rate risk is actively monitored by Bancorp’s management. Its objective is to maintain a consistent level of profitability within acceptable risk tolerances across a board range of potential interest rate environments. Bancorp uses the OTS Net Portfolio Value (“NPV”) model to monitor its exposure to interest rate risk, which calculates changes in NPV. The following table represents Bancorp’s NPV at December 31, 2004. The NPV was calculated by the OTS, based upon information provided to the OTS.

INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)
		Net Portfolio Value		NPV as % of PV of Assets
Change In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
(dollars are in thousands)
+300 bp	92,605	(13,851)	(13%)	13.13%	(143bp)
+200 bp	98,035	(8,420)	(8%)	13.72%	(85bp)
+100 bp	102,835	(3,621)	(3%)	14.22%	(35bp)
0 bp	106,456			14.57%
-100 bp	108,895	2,439	+2%	14.77%	+20bp
-200 bp	-	-	-%	-%	-bp
-300 bp	-	-	-%	-%	-bp

	12/31/2004	09/30/2004	12/31/2003
RISK MEASURES: FOR A GIVEN RATE SHOCK
Pre-Shock NPV Ratio: NPV as % of PV of Assets	14.57%	12.30%	13.52%
Post-Shock NPV Ratio	13.72%	11.67%	12.51%
Sensitivity Measure: Decline in NPV Ratio	85bp	63bp	100bp
TB 13a Level of Risk	Minimal	Minimal	Minimal

Note: Calculations of 2/12/2005 using CMR data edited 2/11/2005. CMR Report filing is required. For this quarter, the Sensitivity Measure is defined as the decline in the pre-shock NPV ratio caused by a 100 basis point decrease of a 200 basis point increase in interest rates, whichever produces the larger decline.

Due to the abnormally low prevailing interest rate environment, this report no longer provides NPV estimates for changes in interest rates of (200) or greater.

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data are included herein at pages F1 through F34.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2004. During its evaluation, management discovered that certain cash accounts maintained by the Company at other financial institutions were not reconciled by the Company. The Company is now in the process of reconciling these accounts which involve a discrepancy in the amount of approximately $500,000 at December 31, 2004. Management expects to have the accounts reconciled by the end of the first quarter reporting period ending on March 31, 2005. It is anticipated that any required adjustments, charges or reserves will be taken during this period. Management does not believe that the required adjustments, if any will have a material adverse effect on the Company’s financial condition. Management has implemented additional controls over this process since year-end to correct this deficiency, including requiring reconciliation of such accounts on a daily basis. Based upon this evaluation, and after implementing the additional controls discussed above, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the period covered by this report, the Company's disclosure controls and procedures are adequate in reaching a reasonable level of assurance that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which are periodic reports are being prepared.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except for the changes discussed above which occurred subsequent to the end of the fourth quarter.

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

Item 9B. Other Information

The Company does not have any employees. The executive officers of the Company are employees at-will of the Bank. The Board of Directors of the Bank has a Compensation Committee which determines the compensation of the executive officers of the Company. Annually, the Compensation Committee of the Bank’s Board of Directors evaluates profiles of comparable financial institutions to assure that the compensation to its executive officers is comparable to its peer group. Other factors used by the Compensation Committee in determining compensation for its executive officers include an assessment of the overall financial condition of the Bank, including an analysis of the Bank’s asset quality, interest rate risk exposure, capital position, net income and consistency of earnings. The Bank’s return on average assets and return on equity is considered and compared to its peer group. The complexity of the activities of the executive officers are considered, and intangible items are considered such as the reputation and general standing of the Bank within the community and the likelihood of continuing successful and profitable results.

Based on the considerations set forth above, at its meeting on November 16, 2004, the Compensation Committee approved bonuses for the Bank’s executive officers for fiscal year 2004 as follows: Alan J. Hyatt, $151,000; Melvin E. Meekins, Jr. , $107,000; S. Scott Kirkley, $65,000; and Cecelia Lowman, $40,100. In addition, the Compensation Committee, at its meeting on November 16, 2004, approved the annual base salaries of the Bank’s executive officers for fiscal year 2005 as follows: Alan J. Hyatt, $250,000; Melvin E. Meekins, Jr., $298,000; S. Scott Kirkley, $208,000; and Cecelia Lowman, $148,000.

PART III

Item 10. Directors and Executive Officers of the Registrant

Reference is made to the section captioned “Proposal 1: Election of Directors” in Bancorp's Proxy Statement dated March 21, 2005 for the information required by this Item, which is hereby incorporated by reference.

Reference is made to the section captioned “Stock Ownership” in Bancorp’s Proxy Statement dated March 21, 2005 for the information required by this Item, which is hereby incorporated by reference.

Reference is made to the section captioned “Director Independence” in Bancorp’s Proxy Statement dated March 21, 2005 for the information required by this Item, which is hereby incorporated by reference.

Reference is made to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in Bancorp’s Proxy Statement dated March 21, 2005 for the information required by this Item, which is hereby incorporated by reference.

Item 11. Executive Compensation

Reference is made to the section captioned “Director and Executive Officer Compensation” in Bancorp's Proxy Statement dated March 21, 2005 for the information required by this Item, which is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Reference is made to the sections captioned “Stock Ownership” and “Director and Executive Officer Compensation” in Bancorp's Proxy Statement dated March 21, 2005 for the information required by this Item, which is hereby incorporated by reference.

The Bank’s Stock Option Plan (“Plan”) provided for the granting of options to acquire common stock to directors and key employees. Option prices were equal to or greater than fair market value of the common stock at the date of the grant. The Bank granted options to purchase 156,000 shares, of which all have been exercised as of December 31, 2003.

The following table summarizes the status of and changes in the Plan.

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2001	105,000	$5.59
Exercised in 2002	85,500	5.62
Forfeited in 2002	1,500	5.50
Outstanding at December 31, 2002	18,000	5.50

Exercised in 2003	16,500	5.50
Forfeited in 2003	1,500	5.50
Outstanding at December 31,2003	-	$-

As of December 31, 2004, there were 144,000 options available to be granted under the Plan.

Item 13. Certain Relationships and Related Transactions

Reference is made to the section captioned “Certain Relationships and Transactions Where Certain Persons Have Material Interests” in Bancorp's Proxy Statement dated March 21, 2005 for the information required by this Item, which is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

Reference is made to the section captioned “Relationship with Independent Auditors” in Bancorp's Proxy Statement dated March 21, 2005 for the information required by this Item, which is hereby incorporated by reference.

Reference is made to the section captioned “Report of the Audit Committee” in Bancorp’s Proxy Statement dated March 21, 2005 for the information required by this Item, which is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following financial statements of Bancorp and its wholly owned sub-sidiaries are filed as part of this report:

1. Financial Statements
• REPORT OF BEARD MILLER COMPANY LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.
• CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT DECEMBER 31, 2004 AND DECEMBER 31, 2003
• CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
• CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
• CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002.
• NOTES TO CONSOLIDATED FINANCIAL STATEMENTS PAGES F7  - F34

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

                    3. Exhibits
                                The following exhibits are filed as part of this report:

Exhibit No.     Description of Exhibit

3.1          Articles of Incorporation of Severn Bancorp, Inc. (1)

3.2          Bylaws of Severn Bancorp, Inc. (1)

10.1      Description of compensation of directors and officers

10.2      Stock Option Plan

10.5         Employee Stock Ownership Plan (1)

14               Code of Ethics (2)

31.1      Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2      Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32               Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Exhibit bearing the same number in Bancorp's Registration Statement of Form 10 filed with the Securities and Exchange Commission on June 7, 2002.

(2) Incorporated by reference to Exhibit bearing the same number in Bancorp's 2003 Form 10-K filed with the Securities and Exchange Commission on March 25, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SEVERN BANCORP, INC.

March 15, 2005                                              /s/ Alan J. Hyatt
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

March 15, 2005                                            /s/ Alan J. Hyatt
                                                    Alan J. Hyatt
                                                    Chairman of the Board,
                                                    President, Chief Executive Officer
                                                    and Director

March 15, 2005                                           /s/ S. Scott Kirkley
                                                    S. Scott Kirkley, Senior Vice
                                                    President, Secretary, Treasurer and Director

March 15, 2005                                           /s/ Melvin E. Meekins, Jr.
                                                    Melvin E. Meekins, Jr., Executive
                                                    Vice President and Director

March 15, 2005                                           /s/ Melvin Hyatt
                                                   Melvin Hyatt, Director

March 15, 2005                                          /s/ Ronald P. Pennington
                                                   Ronald P. Pennington, Director

March 15, 2005                                          /s/ T. Theodore Schultz
                                                   T. Theodore Schultz, Director

March 15, 2005                                          /s/ Albert W. Shields
                                                   Albert W. Shields, Director

March 15, 2005                                          /s/ Louis DiPasquale, Jr.
                                                   Louis DiPasquale, Jr., Director

March 15, 2005                                          /s/ Keith Stock
                                                   Keith Stock, Director