Form 10-Q
period 2005-03-31
SEVERN BANCORP INC
filed 2005-05-12
CIK 868271

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Common Stock, par value $0.01 per share, 8,318,184 shares outstanding at May 5, 2005

SEVERN BANCORP, INC. AND SUBSIDIARIES
Table of Contents

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of March 31, 2005 (Unaudited) and December 31, 2004	1
	Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2005 and 2004	2
	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2005 and 2004	3
	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

Exhibit 31.1	Certification of Chairman and Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

i

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements
SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	March 31,		December 31,
	2005		2004
	(Unaudited	)
ASSETS
Cash and due from banks	$7,017		$7,950
Interest bearing deposits in other banks	312		3,259
Federal funds sold	6,598		6,829
Cash and cash equivalents	13,927		18,038
Investment securities held to maturity	9,580		9,955
Loans held for sale	3,101		6,654
Loans receivable, net of allowance for loan losses of
$6,177 and $5,935, respectively	693,876		650,313
Premises and equipment, net	9,726		7,004
Federal Home Loan Bank stock at cost	6,713		5,083
Accrued interest receivable and other assets	6,804		6,569

Total assets	$743,727		$703,616

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$536,559		$527,413
Short-term borrowings	31,000		-
Long-term borrowings	87,000		89,000
Subordinated debentures	20,619		20,619
Accrued interest payable and other liabilities	5,744		2,430

Total liabilities	680,922		639,462

Minority interest - preferred securities of subsidiary	-		4,000

Stockholders’ Equity
Common stock, $0.01 par value, 20,000,000 shares authorized;
8,318,184 issued and outstanding	83		83
Additional paid-in capital	11,516		11,516
Retained earnings	51,206		48,555

Total stockholders' equity	62,805		60,154

Total liabilities and stockholders' equity	$743,727		$703,616

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	For Three Months Ended March 31,
	2005	2004

Interest Income
Loans	$12,295	$9,866
Securities, taxable	85	126
Other	133	40
Total interest income	12,513	10,032

Interest Expense
Deposits	3,389	2,505
Short-term borrowings	112	35
Long-term borrowings	1,002	627
Total interest expense	4,503	3,167

Net interest income	8,010	6,865
Provision for loan losses	242	250
Net interest income after provision for loan losses	7,768	6,615

Other Income
Real estate commissions	148	343
Real estate management fees	100	93
Mortgage banking activities	319	206
Other income	139	112
Total other income	706	754

Non-Interest Expenses
Compensation and related expenses	2,253	1,749
Occupancy	178	151
Other	849	592
Total non-interest expenses	3,280	2,492

Income before income tax provision	5,194	4,877
Income tax provision	2,044	1,848

Net income	$3,150	$3,029

Basic earnings per share	$.38	$.36

Diluted earnings per share	$.38	$.36

Common stock dividends declared per share	$.06	$.05

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For The Three Months Ended March 31,
	2005	2004

Cash Flows from Operating Activities

Net income	$3,150	$3,029
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(821)	(617)
Net amortization of premiums and discounts	8	8
Provision for loan losses	242	250
Provision for depreciation	94	78
Gain on sale of loans	(168)	(79)
Proceeds from loans sold to others	16,615	8,808
Loans originated for sale	(12,894)	(10,692)
Increase in accrued interest receivable and other assets	(235)	(223)
Increase in accrued interest payable and other liabilities	3,314	1,226

Net cash provided by operating activities	9,305	1,788

Cash Flows from Investing Activities

Principal collected on mortgage backed securities	367	335
Net increase in loans	(42,984)	(50,267)
Investment in premises and equipment	(2,816)	(81)
Purchase of FHLB stock	(1,630)	(850)

Net cash used in investing activities	(47,063)	(50,863)

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For The Three Months Ended March 31,
	2005	2004

Cash Flows from Financing Activities

Net increase in deposits	9,146	39,482
Net increase in short-term borrowings	31,000	-
Additional borrowed funds, long-term	-	20,000
Repayment of borrowed funds, long term	(2,000)	(5,000)
Redemption of preferred securities of subsidiary	(4,000)	-
Cash dividends paid	(499)	(416)

Net cash provided by financing activities	33,647	54,066

Increase (Decrease) in cash and cash equivalents	(4,111)	4,991
Cash and cash equivalents at beginning of year	18,038	8,426

Cash and cash equivalents at end of period	$13,927	$13,417

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest	$4,296	$3,154

Income taxes	$61	$545

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

Severn Preferred Capital Corporation, which qualified as a real estate investment trust (“REIT) under the Internal Revenue Code of 1986, as amended, liquidated effective January 31, 2005.

Note 2 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 3 - Cash Flow Presentation

In the statements of cash flows, cash and cash equivalents include cash, amounts due from banks, Federal Home Loan Bank of Atlanta overnight deposits, and federal funds sold.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

Note 4 - Earnings Per Share

Basic earnings per share of common stock for the three months ended March 31, 2005 and 2004 is computed by dividing net income by 8,318,184, the weighted average number of shares of common stock outstanding for each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options, of which there were none outstanding during the three months ended March 31, 2005 or 2004.  The above amounts have been retroactively adjusted to give effect to a 2-for-1 stock split in the form of a 100% stock dividend declared in November 2004.

Note 5 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments. The Company had $8,090,000 of standby letters of credit as of March 31, 2005. Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The amount of the liability as of March 31, 2005 and December 31, 2004 for guarantees under standby letters of credit issued is not material.

Note 6 - Regulatory Matters

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

The following table presents the Bank’s capital position:

	Actual	Actual	To Be Well Capitalized Under
	at March 31, 2005	at December 31, 2004	Prompt Corrective Provisions
Tangible (1)	10.3%	10.5%	N/A
Tier I Capital (2)	12.9%	13.4%	6.0%
Core (1)	10.3%	10.5%	5.0%
Risk-weighted (2)	14.0%	14.4%	10.0%
  (1) To adjusted total assets
  (2) To risk-weighted assets.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

Note 7 - Commitments

HS West, LLC is constructing a building in Annapolis, Maryland to serve as the Company’s and the Bank’s administrative headquarters. A branch office of the Bank will be included. As of March 31, 2005, HS West LLC has incurred approximately $5.9 million of costs. The total cost is expected to be approximately $21 million before interior fit-out, with completion anticipated in Spring of 2006.

Note 8 - Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement no. 123(R), "Shared-Based Payment." Statement No. 123(R) revised Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance.  Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions).  The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amends the compliance dates for Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R").  Under the new rule, the Company is required to adopt SFAS No. 123R in the first annual period beginning after June 15, 2005.  The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company

Severn Bancorp, Inc. (“the Company”) is a savings and loan holding company chartered in the state of Maryland in 1990. It conducts business through three subsidiaries: The Bank, its principal subsidiary; Louis Hyatt, Inc., t/a Hyatt Commercial (formerly Hyatt Real Estate), a commercial real estate brokerage and property management company; and SBI Mortgage Company, which holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation, t/a Annapolis Equity Group, which acquires real estate for syndication and investment purposes. The Bank has three branches in Anne Arundel County, Maryland, which offer a full range of deposit products, and the Bank originates mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Northern Virginia. The Bank, through its subsidiary HS West, LLC, is currently constructing a building in Annapolis, Maryland to serve as the Company’s and the Bank’s administrative headquarters. A branch of the Bank will be included. As of March 31, 2005, HS West LLC has incurred approximately $5.9 million of costs. The total cost is expected to be approximately $21 million before interior fit-out, with completion expected in Spring 2006. The Company’s common stock trades under the symbol “SVBI” on the Nasdaq Small Cap Market.

Forward Looking Statements

In addition to the historical information contained herein, the discussion contains forward-looking statements that involve risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements contained herein include, but are not limited to, those with respect to management's determination of the amount of loan loss allowance; the effect of changes in interest rates; and changes in deposit insurance premiums.   The words "anticipate," "believe," "estimate," "except," "intend," "may," "plan," "will," "would," "should," "guidance," "potential", "continue", "project," "forecast," "confident," and similar expressions are typically used to identify forward-looking statements.  The Company's operations and actual results could differ signifigantly from those discussed in the forward-looking statements.  Some of the factors that could cause or contribute to such differences include, but are not limited to, changes in the economy and interest rates in the nation and Company's general market area, federal and state regulation, competition and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in note 1 of the consolidated financial statements as of December 31, 2004 which were filed on Form 10-K. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

Overview

The primary business of the Company continues to be mortgage lending. Although interest rates remain historically low, and the demand in construction lending and purchase money mortgage lending remains high, commercial real estate activity has decreased from the prior year. The result of this reduction in activity is that the Company is earning less real estate commissions. However, loan growth in its portfolio has been strong and the Company continues to earn a good “spread”, which is the difference between the Company’s cost of funds and what it earns on mortgage loans.

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

Results of Operations

Net income increased by $121,000 or 4.0% to $3,150,000 for the first quarter of 2005, compared to $3,029,000 for the first quarter of 2004. Diluted earnings per share increased by $.02 or 5.6% to $.38 for the first quarter of 2005, compared to $.36 for the first quarter of 2004. The increase in net income and diluted earnings per share over last year is a result of continued growth in the Company’s mortgage portfolio coupled with the Company’s continued ability to maintain low operating expenses. The Company’s interest rate spread decreased by ..36% to 4.31% for the three months ended March 31, 2005, compared to 4.67% for the same period in 2004, however, its mortgage portfolio balance increased over that same period of time.

Net interest income, which is interest earned net of interest charges, increased by $1,145,000 or 16.7% to $8,010,000 for the first quarter of 2005, compared to $6,865,000 for the first quarter of 2004. The primary reason for the increase in net interest income was the Company’s growth in interest earning assets. This increase was a result of the continued strong loan demand and growth of the Company’s mortgage portfolio. Net yield on interest earning assets for the three months ended March 31, 2005 was 4.55% compared to 4.87% for the same period in 2004, a drop of .32%. The decline in net yield was primarily a result of an increase in the cost of interest bearing liabilities while interest earning asset yields remained constant.

The provision for loan losses decreased by $8,000 or 3.2% to $242,000 for the first quarter of 2005, compared to $250,000 for the first quarter of 2004. The provision for loan losses and allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio. Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

Other income decreased by $48,000 or 6.4% to $706,000 for the first quarter of 2005, compared to $754,000 for the first quarter of 2004. The primary reason for the decrease in other income was a decrease in real estate commissions partially offset by an increase in mortgage banking activities. Real estate commissions decreased $195,000 or 56.9% to $148,000 for the first quarter of 2005 compared to $343,000 for the first quarter of 2004. This decrease was a result of a decrease in transactions closed by Hyatt Commercial during the first three months of 2005. Mortgage banking activities increased by $113,000 or 54.9% to $319,000 for the first quarter of 2005, compared to $206,000 for the same period in 2004. This increase was primarily a result of a $89,000 increase in gain on sale of loans, and a $23,000 increase in mortgage processing and servicing fees. These increases were a result of an increase in loans sold on the secondary market, and in residential loans being refinanced. Real estate management fees and all other income remained constant for the first quarter of 2005, compared to the same period in 2004.

Total non-interest expense increased by $788,000 or 31.6% to $3,280,000 for the first quarter of 2005, compared to $2,492,000 for the first quarter of 2004. The primary reason for the increase in total non-interest expense was an increase in compensation and related expenses. Compensation and related expenses increased by $504,000 or 28.8% to $2,253,000 for the first quarter of 2005, compared to $1,749,000 for the same period in 2004. This increase was primarily because of the increase in Bank employees needed for a new branch that opened in late 2004, salary increases effective January 1, 2005, and in commissions paid to mortgage loan officers due to an increased amount of loan originations. Other non-interest expense increased by $257,000 or 43.4% to $849,000 for the first quarter of 2005, compared to $592,000 for the first quarter of 2004. This increase is primarily  because of a charge taken during the first quarter of 2005 of approximately $135,000 as a result of the reconciliation of certain cash accounts that management discovered were unreconciled during its review of internal controls at December 31, 2004.  Management has since implemented additional controls over this process, including requiring reconciliation of such accounts on a daily basis.   In addition, there was an increase in professional fees, and increased costs relating to the new branch that opened in the fourth quarter of 2004, including advertising and office expenses.

Income Taxes

The income tax provision was $2,044,000 for the first quarter of 2005, compared to $1,848,000 for the first quarter of 2004, an increase of $196,000, or 10.6%. The effective tax rate for the quarter ended March 31, 2005 increased to 39.4% compared to 37.9% for the same quarter last year.

Analysis of Financial Condition

Total assets increased by $40,111,000 or 5.7% to $743,727,000 at March 31, 2005, compared to $703,616,000 at December 31, 2004. Cash and cash equivalents decreased by $4,111,000 or 22.8% to $13,927,000 at March 31, 2005, compared to $18,038,000 at December 31, 2004. This decrease was primarily because of increased funding required for a higher demand for new loans partially offset by increases in deposits and Federal Home Loan Bank (“FHLB”) advances. Loan demand continued to be strong during the first quarter of 2005, as net loans receivable increased $43,563,000 or 6.7% to $693,876,000 at March 31, 2005 compared to $650,313,000 at December 31, 2004. Loans held for sale decreased $3,553,000 or 53.4% to $3,101,000 at March 31, 2005, compared to $6,654,000 at December 31, 2004. This decrease was due to the timing of loans pending sale at March 31, 2005. Total deposits increased $9,146,000 or 1.7% to $536,559,000 at March 31, 2005 compared to $527,413,000 at December 31, 2004. This increase is primarily attributable to an ongoing campaign by the Company to attract money market deposit accounts and promotions to obtain longer-term certificates of deposit. FHLB advances increased $29,000,000, or 32.6% to $118,000,000 at March 31, 2005, compared to $89,000,000 as of December 31, 2004. This is a result of attractive pricing of FHLB advances as compared to the cost of obtaining retail deposits, and the Company’s need to fund its loan growth.

Stockholders’ Equity

Total stockholders’ equity increased $2,651,000 or 4.4% to $62,805,000 at March 31, 2005 compared to $60,154,000 as of December 31, 2004. This increase is a result of net earnings, offset by dividends declared.

Asset Quality

Non-accrual loans (those loans 90 or more days in arrears) were $1,583,000 as of March 31, 2005 compared to $939,000 as of December 31, 2004, an increase of $644,000, or 68.6%. This increase is a result of an increase in the number of loans that were 90 or more days in arrears at March 31, 2005.  Subsequent to March 31, 2005, approximately, 787,000 of the non-accural loans either became current or paid-off.  At March 31, 2005, the total allowance for loan losses was $6,177,000, which was .88% of total loans, compared with $5,935,000, which was ..90% of total loans as of December 31, 2004. The allowance for loan losses is based on management’s judgment and evaluation of the loan portfolio. Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

Liquidity

The Company’s liquidity is determined by its ability to raise funds through loan payments, maturing investments, deposits, borrowed funds, capital, and the sale of loans. Based on the internal and external sources available, the Company’s liquidity position exceeded anticipated short-term and long-term needs at March 31, 2005. Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In assessing its liquidity the management of the Company considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that the Company may take advantage of business opportunities.

Management believes it has sufficient cash flow and liquidity to meet its current commitments. Certificates of deposit, which are scheduled to mature in less than one year, totaled $210,599,000 at March 31, 2005. Based on past experience, management believes that a significant portion of such deposits will remain with the Company. At March 31, 2005, the Company had commitments to originate loans of $56,516,000, unused lines of credit of $29,986,000, and commitments under standby letters of credit of $8,090,000. In addition, the Company expects to incur an additional $14,940,000, before interior fit-out, for construction costs associated with its new headquarters. The Company has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB should the need arise. As of March 31, 2005, outstanding FHLB borrowings totaled $118,000,000, and the Company had available to it up to an additional $104,484,000 in borrowing availability from the FHLB.

Net cash provided by operating activities increased $7,517,000 to $9,305,000 for the three months ended March 31, 2005 compared to $1,788,000 for the same period in 2004. This increase is primarily the result of an increase in mortgage banking activities and higher net income in 2005. Net cash used in investing activities decreased $3,800,000 to $47,063,000 for the three months ended March 31, 2005 compared to $50,863,000 for the same period in 2004. This decrease is primarily due to an increase in purchases of FHLB stock offset by a reduction in loan originations. Net cash provided by financing activities decreased $20,419,000 to $33,647,000 for the three months ended March 31, 2005 compared to $54,066,000 for the same period in 2004. This decrease is primarily due to a decrease in cash from deposits and a redemption of preferred securites of subsidiary partially offset by an increase in cash from FHLB advances. As a result, cash and cash equivalents increased $510,000 to $13,927,000 at March 31, 2005 compared to $13,417,000 at March 31, 2004. Cash provided by increased deposits, loans sold and increased long-term borrowings was partially offset by net cash used for strong loan origination activity that outpaced principal repayments.

The following table presents the Company’s financial obligations at March 31, 2005, for the periods indicated.

Contractual Obligations	Payments due by period (dollars in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$87,000	$-	$25,000	$10,000	$52,000

Operating lease obligations	375	101	134	120	20

Certificates of deposit	376,372	210,599	125,622	40,109	42

Total	$463,747	$210,700	$150,756	$50,229	$52,062

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

Average Balance Sheet

The following table presents the Company’s distribution of the average consolidated balance sheets as of March 31, 2005 and 2004, and net interest analysis for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Average Balance	Interest	Rate Annualized	Average Balance	Interest	Rate Annualized
	(dollars in thousands)
ASSETS
Loans (1)	$681,606	$12,295	7.22%	$541,241	$9,866	7.29%
Investments (2)	5,000	35	2.80%	6,000	50	3.37%
Mortgage-backed securities	4,656	50	4.30%	6,527	76	4.64%
Other interest-earning assets (3)	12,158	133	4.38%	9,851	40	1.63%

Total interest-earning assets	703,420	12,513	7.12%	563,619	10,032	7.12%

Non-interest earning assets	24,864			11,665

Total assets	$728,284			$575,284

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$162,371	520	1.28%	$196,196	675	1.38%
Certificates of deposit	369,376	2,869	3.11%	235,633	1,830	3.11%
Short-term borrowings	20,333	112	2.20%	13,333	35	1.06%
Long-term borrowings	88,334	1,002	4.53%	71,333	627	3.52%

Total interest-bearing liabilities	640,414	4,503	2.81%	516,495	3,167	2.45%

Non-interest bearing liabilities	25,972			8,078

Stockholders' equity	61,898			50,711

Total liabilities and stockholders’ equity	$728,284			$575,284

Net interest income and interest rate spread		$8,010	4.31%		$6,865	4.67%

Net interest margin			4.55%			4.87%

Average interest-earning assets to average interest-bearing liabilities			109.84%			109.12%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	The Company does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds and FHLB stock investments.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments express the extent of involvement the Company has in each class of financial instruments.

The Company’s exposure to credit loss from non-performance by the other party to the above mentioned financial instruments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at March 31, 2005, as a liability for credit loss.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	March 31, 2005
(dollars in thousands)
Standby letters of credit	$8,090
Home equity loan commitments	$18,919
Loan commitments	$37,597
Lines of credit	$29,986
Loans sold and serviced with limited
repurchase provisions	$23,373

Legal Proceedings

There are various claims pending involving the Company, arising in the normal course of business. Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to the Company’s financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2004, as reported in Company’s Form 10-K filed with the United States Securities and Exchange Commission on or about March 21, 2005.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in regulations of the Securites and Exchange Commission). Based on their evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that such controls and procedures are effective.

There have not been any changes in the Company's internal control over financial reporting (as defined in the regulations of the Securites and Exchange Commission) during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Changes that occurred in the Company's disclosure controls and procedures and internal control over financial reporting during the fourth quarter of 2004 were previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.   Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Unregistered Sales of Equity Securties and Use of Proceeds. None.

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

SEVERN BANCORP, INC.
Registrant

May 11, 2005	Alan J. Hyatt
Date:	Alan J. Hyatt,	President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

May 11, 2005	Cecelia Lowman
Date:	Cecelia Lowman,	Chief Financial Officer
(Principal Financial and Accounting Officer)