Form 10-Q
period 2005-06-30
SEVERN BANCORP INC
filed 2005-08-11
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

Yes  X  No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [ X]

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share, 8,318,184 shares outstanding at August 5, 2005

SEVERN BANCORP, INC. AND SUBSIDIARIES
Table of Contents

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of June 30, 2005 (Unaudited) and December 31, 2004	1
	Consolidated Statements of Income (Unaudited) for the Three Months and Six Months Ended June 30, 2005 and 2004	2
	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2005 and 2004	3
	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

Exhibit 31.1	Certification of Chairman and Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

i

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements
SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	June 30,		December 31,
	2005		2004
	(Unaudited	)
ASSETS
Cash and due from banks	$7,169		$7,950
Interest bearing deposits in other banks	482		3,259
Federal funds sold	5,524		6,829
Cash and cash equivalents	13,175		18,038
Investment securities held to maturity	9,330		9,955
Loans held for sale	8,015		6,654
Loans receivable, net of allowance for loan losses of $6,630 and $5,935, respectively	733,996		650,313
Premises and equipment, net	12,543		7,004
Federal Home Loan Bank stock at cost	7,613		5,083
Accrued interest receivable and other assets	7,048		6,569

Total assets	$791,720		$703,616

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$562,669		$527,413
Short-term borrowings	31,000		-
Long-term borrowings	107,000		89,000
Subordinated debentures	20,619		20,619
Accrued interest payable and other liabilities	4,590		2,430

Total liabilities	725,878		639,462

Minority interest - preferred securities of subsidiary	-		4,000

Stockholders’ Equity
Common stock, $0.01 par value, 20,000,000 shares authorized; 8,318,184 issued and outstanding	83		83
Additional paid-in capital	11,516		11,516
Retained earnings	54,243		48,555

Total stockholders' equity	65,842		60,154

Total liabilities and stockholders' equity	$791,720		$703,616

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Interest Income
Loans	$13,480	$10,537	$25,775	$20,402
Securities, taxable	89	102	174	229
Other	160	63	293	103
Total interest income	13,729	10,702	26,242	20,734

Interest Expense
Deposits	3,821	2,606	7,210	5,111
Short-term borrowings	269	29	381	64
Long-term borrowings	1,137	767	2,139	1,394
Total interest expense	5,227	3,402	9,730	6,569

Net interest income	8,502	7,300	16,512	14,165
Provision for loan losses	453	300	695	550
Net interest income after provision for loan losses	8,049	7,000	15,817	13,615

Other Income
Real estate commissions	143	385	291	728
Real estate management fees	109	103	209	196
Mortgage banking activities	391	482	710	687
Other income	154	145	293	258
Total other income	797	1,115	1,503	1,869

Non-Interest Expenses
Compensation and related expenses	2,270	2,107	4,523	3,856
Occupancy	175	142	353	292
Other	811	549	1,660	1,142
Total non-interest expenses	3,256	2,798	6,536	5,290

Income before income tax provision	5,590	5,317	10,784	10,194
Income tax provision	2,054	2,091	4,098	3,939

Net income	$3,536	$3,226	$6,686	$6,255

Basic earnings per share	$.42	$.39	$.80	$.75

Diluted earnings per share	$.42	$.39	$.80	$.75

Common stock dividends declared per share	$.06	$.05	$.12	$.10

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For Six Months Ended June 30,
	2005	2004

Cash Flows from Operating Activities

Net income	$6,686	$6,255
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred loan fees	(1,798)	(1,431)
Net amortization of premiums and discounts	16	16
Provision for loan losses	695	550
Provision for depreciation	188	158
Gain on sale of loans	(396)	(365)
Proceeds from loans sold to others	35,257	33,020
Loans originated for sale	(36,222)	(38,516)
Increase in accrued interest receivable and other assets	(479)	(537)
Increase (Decrease) in accrued interest payable and other liabilities	2,160	(166)

Net cash provided by (used in) operating activities	6,107	(1,016)

Cash Flows from Investing Activities

Principal collected on mortgage backed securities	609	1,117
Proceeds from maturing investment securities	-	1,000
Net increase in loans	(82,580)	(76,115)
Investment in premises and equipment	(5,727)	(267)
Purchase of FHLB stock	(2,530)	(1,550)

Net cash used in investing activities	(90,228)	(75,815)

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For Six Months Ended June 30,
	2005	2004

Cash Flows from Financing Activities

Net increase in deposits	35,256	44,091
Net increase in short-term borrowings	31,000	6,000
Additional borrowed funds, long-term	20,000	30,000
Repayment of borrowed funds, long term	(2,000)	(5,000)
Redemption of preferred securities of subsidiary	(4,000)	-
Cash dividends paid	(998)	(832)

Net cash provided by financing activities	79,258	74,259

Decrease in cash and cash equivalents	(4,863)	(2,572)
Cash and cash equivalents at beginning of year	18,038	8,426

Cash and cash equivalents at end of period	$13,175	$5,854

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest	$9,429	$6,507

Income taxes	$4,236	$4,519

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Principles of Consolidation

The consolidated financial statements include the accounts of Severn Bancorp, Inc. (the “Company”), and its wholly owned subsidiaries, Louis Hyatt, Inc., SBI Mortgage Company and its subsidiary, Crownsville Development Corporation, and its subsidiary, Crownsville Holdings I, LLC, and Severn Savings Bank, FSB (the “Bank”), and its subsidiaries, Homeowners Title and Escrow Corporation, Severn Financial Services Corporation, SSB Realty Holdings, LLC, SSB Realty Holdings II, LLC, HS West, LLC (“HS West”) and Severn Preferred Capital Corporation. All intercompany accounts and transactions have been eliminated in the accompanying financial statements.

Severn Preferred Capital Corporation, which qualified as a real estate investment trust (“REIT) under the Internal Revenue Code of 1986, as amended, liquidated effective January 31, 2005.

Note 2 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 3 - Cash Flow Presentation

In the statements of cash flows, cash and cash equivalents include cash, amounts due from banks, Federal Home Loan Bank of Atlanta (“FHLB Atlanta”) overnight deposits, and federal funds sold.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

Note 4 - Earnings Per Share

Basic earnings per share of common stock for the three and six months ended June 30, 2005 and June 30, 2004 is computed by dividing net income by 8,318,184, the weighted average number of shares of common stock outstanding for each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options, of which there were none outstanding during the three or six months ended June 30, 2005 or June 30, 2004. The above amounts have been retroactively adjusted to give effect to a 2-for-1 stock split in the form of a 100% stock dividend declared in November 2004.

Note 5 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments. The Company had $7,488,000 of standby letters of credit as of June 30, 2005. Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The amount of the liability as of June 30, 2005 and December 31, 2004 for guarantees under standby letters of credit issued is not material.

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

The following table presents the Bank’s capital position:

	Actual	Actual	To Be Well Capitalized Under
	at June 30, 2005	at December 31, 2004	Prompt Corrective Provisions
Tangible (1)	10.1%	10.5%	N/A
Tier I Capital (2)	11.9%	13.4%	6.0%
Core (1)	10.1%	10.5%	5.0%
Risk-weighted (2)	12.9%	14.4%	10.0%

(1) To adjusted total assets
(2) To risk-weighted assets.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

Note 7 - Commitments

HS West is constructing a building in Annapolis, Maryland to serve as the Company’s and the Bank’s administrative headquarters. A branch office of the Bank will be included. As of June 30, 2005, HS West has incurred approximately $8.8 million of costs. The total cost is expected to be approximately $21 million before interior fit-out, with completion anticipated in summer of 2006.

Note 8 - Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No.123(R), “Shared-Based Payment.” Statement No. 123(R) revised Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Under the new rule, the Company is required to adopt SFAS No. 123R in the first annual period beginning after June 15, 2005. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company

The Company is a savings and loan holding company chartered in the state of Maryland in 1990. It conducts business through three subsidiaries: The Bank, its principal subsidiary; Louis Hyatt, Inc., t/a Hyatt Commercial (formerly Hyatt Real Estate), a commercial real estate brokerage and property management company; and SBI Mortgage Company, which holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation, t/a Annapolis Equity Group, which acquires real estate for syndication and investment purposes. The Bank has three branches in Anne Arundel County, Maryland, which offer a full range of deposit products, and the Bank originates mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Northern Virginia. The Bank, through its subsidiary HS West, is currently constructing a building in Annapolis, Maryland to serve as the Company’s and the Bank’s administrative headquarters. A branch of the Bank will be included. As of June 30, 2005, HS West has incurred approximately $8.8 million of costs. The total cost is expected to be approximately $21 million before interior fit-out, with completion expected in summer of 2006. The Company’s common stock trades under the symbol “SVBI” on the Nasdaq Small Cap Market.

Forward Looking Statements

In addition to the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements contained herein include, but are not limited to, those with respect to management’s determination of the amount of loan loss allowance; the effect of changes in interest rates; and changes in deposit insurance premiums. The words “anticipate,”“believe,”“estimate,”“expect,”“intend,”“may,”“plan,”“will,”“would,”“should,”“guidance,”“potential,”“continue,”“project,”“forecast,”“confident,” and similar expressions are typically used to identify forward-looking statements. The Company’s operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences include, but are not limited to, changes in the economy and interest rates in the nation and Company’s general market area, federal and state regulation, competition and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Overview

The primary business of the Company is mortgage lending. Interest rates continue to remain historically low, and the demand for construction lending and purchase money mortgage lending continues to remain high. The Company’s loan growth in its portfolio has been strong and it continues to earn a good “spread”, which is the difference between the Company’s cost of funds and what it earns on mortgage loans.

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

Results of Operations

Net income increased by $310,000, or 9.6%, to $3,536,000 for the second quarter of 2005, compared to $3,226,000 for the second quarter of 2004. Diluted earnings per share increased by $.03, or 7.7%, to $.42 for the second quarter of 2005, compared to $.39 for the second quarter of 2004. Net income for the six months ended June 30, 2005 increased by $431,000, or 6.9%, to $6,686,000, compared to $6,255,000 for the same period in 2004. Diluted earnings per share for the six months ended June 30, 2005 increased by $.05, or 6.7%, to $.80, compared to $.75 for the same period in 2004. The increase in net income and diluted earnings per share over last year is a result of continued growth in the Company’s mortgage portfolio coupled with the Company’s continued ability to maintain low operating expenses. The Company’s interest rate spread decreased by .41%, to 4.27% for the six months ended June 30, 2005, compared to 4.68% for the same period in 2004. However, its mortgage portfolio balance increased over that same period of time.

Net interest income, which is interest earned net of interest charges, increased by $1,202,000, or 16.5%, to $8,502,000 for the second quarter of 2005, compared to $7,300,000 for the second quarter of 2004. Net interest income for the six months ended June 30, 2005 increased by $2,347,000, or 16.6%, to $16,512,000, compared to $14,165,000 for the same period in 2004. The primary reason for the increase in net interest income was the Company’s growth in interest earning assets. This increase was a result of the continued strong loan demand and growth of the Company’s mortgage portfolio. Net yield on interest earning assets for the six months ended June 30, 2005 was 4.53% compared to 4.87% for the same period in 2004, a drop of .34%. The decline in net yield was primarily a result of a larger increase in the cost of interest-bearing liabilities compared to the increase in yield on interest earning assets.

The provision for loan losses increased by $153,000, or 51.0%, to $453,000 for the second quarter of 2005, compared to $300,000 for the first quarter of 2004. The provision for loan losses for the six months ended June 30, 2005 increased by $145,000, or 26.4%, to $695,000, compared to $550,000 for the same period in 2004. The provision for loan losses and allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio. Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

Other income decreased by $318,000, or 28.5%, to $797,000 for the second quarter of 2005, compared to $1,115,000 for the second quarter of 2004. Other income for the six months ended June 30, 2005 decreased by $366,000, or 19.6%, to $1,503,000, compared to $1,869,000 for the same period in 2004. The primary reason for the decrease in other income was a decrease in real estate commissions. Real estate commissions decreased $242,000, or 62.9%, to $143,000 for the second quarter of 2005 compared to $385,000 for the second quarter of 2004. Real estate commissions for the six months ended June 30, 2005 decreased $437,000, or 60.0%, to $291,000, compared to $728,000 for the same period in 2004. This decrease was a result of a decrease in transactions closed by Hyatt Commercial during 2005. In addition, mortgage banking activities decreased by $91,000, or 18.9%, to $391,000 for the second quarter of 2005, compared to $482,000 for the same period in 2004. This decrease was primarily a result of a $59,000 decrease in gain on sale of loans, and a $32,000 decrease in mortgage processing and servicing fees. These decreases were a result of a decrease in loans sold on the secondary market, and in residential loans being refinanced during the second quarter of 2005. Mortgage banking activities rose slightly for the six months ended June 30, 2005, compared to the same period in 2004. Real estate management fees and all other income remained constant for the three and six months ended June 30, 2005, compared to the same periods in 2004.

Total non-interest expenses increased by $458,000, or 16.4%, to $3,256,000 for the second quarter of 2005, compared to $2,798,000 for the second quarter of 2004. Total non-interest expenses for the six months ended June 30, 2005 increased by $1,246,000, or 23.6%, to $6,536,000, compared to $5,290,000 for the same period in 2004. The primary reason for the increase in total non-interest expense was an increase in compensation and related expenses. Compensation and related expenses increased by $163,000, or 7.7%, to $2,270,000 for the second quarter of 2005, compared to $2,107,000 for the same period in 2004. Total compensation and related expenses for the six months ended June 30, 2005 increased by $667,000, or 17.3%, to $4,523,000, compared to $3,856,000 for the same period in 2004. This increase was primarily because of the increase in Bank employees needed for a new branch that opened in late 2004, salary increases effective January 1, 2005, and in commissions paid to mortgage loan officers due to an increased amount of loan originations. Other non-interest expense increased by $262,000, or 47.7%, to $811,000 for the second quarter of 2005, compared to $549,000 for the second quarter of 2004. Other non-interest expenses for the six months ended June 30, 2005 increased by $518,000, or 45.4%, to $1,660,000, compared to $1,142,000 for the same period in 2004. The increase in 2005 was primarily due to an increase in professional fees incurred relating to compliance with the Sarbanes Oxley Act of 2002 and bank regulatory requirements, and increases in advertising costs relating to certificate of deposit promotions, and higher office expenses due to the increase in Bank employees and the additional branch.

Income Taxes

The income tax provision decreased by $37,000, or 1.8%, to $2,054,000 for the second quarter of 2005, compared to $2,091,000 for the second quarter of 2004. The income tax provision for the six months ended June 30, 2005 increased by $159,000, or 4.0%, to $4,098,000, compared to $3,939,000 for the same period in 2004. The effective tax rate for the six months ended June 30, 2005 was 38.0% compared to 38.6% for the same period in 2004.
Analysis of Financial Condition

Total assets increased by $88,104,000, or 12.5%, to $791,720,000 at June 30, 2005, compared to $703,616,000 at December 31, 2004. Cash and cash equivalents decreased by $4,863,000, or 27.0%, to $13,175,000 at June 30, 2005, compared to $18,038,000 at December 31, 2004. This decrease was primarily due to increased funding needed to satisfy increased demand for new loans, which was partially offset by increases in deposits and FHLB Atlanta advances. Loan demand continued to be strong during the second quarter of 2005, as net loans receivable increased $83,683,000, or 12.9%, to $733,996,000 at June 30, 2005, compared to $650,313,000 at December 31, 2004. Loans held for sale increased $1,361,000, or 20.5%, to $8,015,000 at June 30, 2005, compared to $6,654,000 at December 31, 2004. This increase was due to the timing of loans pending sale at June 30, 2005. Total deposits increased $35,256,000, or 6.7%, to $562,669,000 at June 30, 2005 compared to $527,413,000 at December 31, 2004. This increase is primarily attributable to an ongoing campaign by the Company to attract money market deposit accounts and promotions to obtain longer-term certificates of deposit. FHLB Atlanta advances increased $49,000,000, or 55.1%, to $138,000,000 at June 30, 2005, compared to $89,000,000 as of December 31, 2004. This is a result of attractive pricing of FHLB Atlanta advances as compared to the cost of obtaining retail deposits, and the Company’s need to fund its loan growth.

Stockholders’ Equity

Total stockholders’ equity increased $5,688,000, or 9.5%, to $65,842,000 at June 30, 2005 compared to $60,154,000 as of December 31, 2004. This increase is a result of net earnings, offset by dividends declared.

Asset Quality

Non-accrual loans (those loans 90 or more days in arrears) increased $1,063,000, or 113.2%, to $2,002,000 as of June 30, 2005, compared to $939,000 as of December 31, 2004. This increase is a result of an increase in the number and size of loans that were 90 or more days in arrears at June 30, 2005. Subsequent to June 30, 2005, approximately $1,026,000 of the non-accrual loans either became current or paid-off. At June 30, 2005, the total allowance for loan losses was $6,630,000, which was .90% of total loans, compared with $5,935,000, which was .90% of total loans as of December 31, 2004. The allowance for loan losses is based on management’s judgment and evaluation of the loan portfolio. Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

Liquidity

The Company’s liquidity is determined by its ability to raise funds through loan payments, maturing investments, deposits, borrowed funds, capital, and the sale of loans. Based on the internal and external sources available, the Company’s liquidity position exceeded anticipated short-term and long-term needs at June 30, 2005. Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In assessing its liquidity the management of the Company considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that the Company may take advantage of business opportunities.

Management believes it has sufficient cash flow and liquidity to meet its current commitments. Certificates of deposit, which are scheduled to mature in less than one year, totaled $232,013,000 at June 30, 2005. Based on past experience, management believes that a significant portion of such deposits will remain with the Company. At June 30, 2005, the Company had commitments to originate loans of $40,324,000, unused lines of credit of $27,863,000, and commitments under standby letters of credit of $7,488,000. In addition, the Company expects to incur an additional $12,357,000, before interior fit-out, for construction costs associated with its new headquarters. The Company has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise. As of June 30, 2005, outstanding FHLB Atlanta borrowings totaled $138,000,000, and the Company had available to it up to an additional $98,746,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities increased $7,123,000 to $6,107,000 for the six months ended June 30, 2005 compared to net cash used in operating activities of $1,016,000 for the same period in 2004. This increase is primarily the result of an increase in mortgage banking activities, higher net income in 2005, and higher accrued interest payable and other liabilities in 2005. Net cash used in investing activities increased $14,413,000 to $90,228,000 for the six months ended June 30, 2005, compared to $75,815,000 for the same period in 2004. This increase is primarily due to an increase in loan originations, and purchases of FHLB Atlanta stock and premises and equipment. Net cash provided by financing activities increased by $4,999,000 to $79,258,000 for the six months ended June 30, 2005, compared to $74,259,000 for the same period in 2004. This increase is primarily due to an increase in cash advances from FHLB Atlanta, which was partially offset by a decrease in cash from deposits and a redemption of preferred securities of subsidiary. As a result, cash and cash equivalents increased $7,321,000 to $13,175,000 at June 30, 2005, compared to $5,854,000 at June 30, 2004. Cash provided by increased loans sold and increased FHLB Atlanta advances were partially offset by net cash used for investment in premises and equipment and strong loan origination activity that outpaced principal repayments.

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

Average Balance Sheet

The following table presents the Company’s distribution of the average consolidated balance sheets as of June 30, 2005 and 2004, and net interest analysis for the six months ended June 30, 2005 and 2004.

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average Balance	Interest	Rate Annualized	Average Balance	Interest	Rate Annualized
	(dollars in thousands)
ASSETS
Loans (1)	$706,514	$25,775	7.30%	$561,138	$20,402	7.27%
Investments (2)	5,000	77	3.08%	5,500	88	3.20%
Mortgage-backed securities	4,526	97	4.29%	6,199	141	4.55%
Other interest-earning assets (3)	12,732	293	4.60%	9,163	103	2.24%

Total interest-earning assets	728,772	26,242	7.20%	582,000	20,734	7.13%

Non-interest earning assets	24,322			13,417

Total assets	$753,094			$595,417

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$159,123	1,106	1.39%	$203,069	1,393	1.37%
Certificates of deposit	383,244	6,104	3.19%	243,820	3,718	3.05%
Short-term borrowings	27,333	381	2.79%	11,667	64	1.10%
Long-term borrowings	94,333	2,139	4.53%	78,000	1,394	3.58%

Total interest-bearing liabilities	664,033	9,730	2.93%	536,556	6,569	2.45%

Non-interest bearing liabilities	25,742			6,795

Stockholders' equity	63,319			52,066

Total liabilities and stockholders’ equity	$753,094			$595,417

Net interest income and interest rate spread		$16,512	4.27%		$14,165	4.68%

Net interest margin			4.53%			4.87%

Average interest-earning assets to average interest-bearing liabilities			109.75%			108.47%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	The Company does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds and FHLB stock investments.

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at June 30, 2005, as a liability for credit loss.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	June 30, 2005
(dollars in thousands)
Standby letters of credit	$7,488
Home equity loan commitments	$19,832
Loan commitments	$20,492
Lines of credit	$27,863
Loans sold and serviced with limited
repurchase provisions	$28,874

Legal Proceedings

There are various claims pending involving the Company, arising in the normal course of business. Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to the Company’s financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2004, as reported in Company’s Form 10-K filed with the SEC on or about March 21, 2005.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of June 30, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures are adequate in reaching a reasonable level of assurance that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which these periodic reports are being prepared.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1. Legal Proceedings. None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on April 21, 2005, at which it (a) re-elected two individuals to serve additional three-year terms as directors and (b) ratified the appointment of Beard Miller Company LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005.

The names of the Directors who were re-elected at the Annual Meeting of Shareholders are as follows:

	Votes For	Votes Against	Votes Withheld
Ronald P. Pennington	7,076,611	0	3,560
T. Theodore Schultz	7,076,611	0	3.560

The names of the Directors whose terms of office continued after the Annual Meeting of Shareholders are as follows:

Alan J. Hyatt
Melvin E. Meekins, Jr.
S. Scott Kirkley
Louis DiPasquale, Jr.
Melvin Hyatt
Keith Stock
Albert W. Shields

The shareholders of the Company ratified the appointment of Beard Miller Company LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005

Votes For	Votes against	Votes Withheld
7,076,371	600	3,200

Item 5. Other Information. None.

Item 6. Exhibits.

Exhibit No.  Description

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

SEVERN BANCORP, INC.

August 11, 2005	__Alan J. Hyatt________________________________
Alan J. Hyatt, President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

August 11, 2005	__Thomas G. Bevivino___________________________
Thomas G. Bevivino, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.  Description

31.1            Certification of Chairman and Chief Executive Officer

31.2            Certification of Chief Financial Officer

32               Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
                   Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002