Form 10-K
period 2005-03-22
SEVERN BANCORP INC
filed 2006-03-22
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

For Annual and Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    [X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended Decmeber 31, 2005.

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

Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of the chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check on):
Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).
Yes [ ] No [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2005 was $71,317,956 ($18.20 per share based on shares of common stock outstanding at June 30, 2005).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding or each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 1, 2006, there were issued and outstanding 8,318,184 shares of the registrant’s common stock.

Documents Incorporated by Reference: Portions of the definitive Proxy Statement in connection with the Annual Meeting of Shareholders for the Fiscal Year Ended December 31, 2005 (Part III).

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Severn Bancorp, Inc. (“Bancorp”) may from time to time make written or oral “forward-looking statements”, including statements contained in Bancorp’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by Bancorp, pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

ii

PART I

Item 1. Business

General

Bancorp is a savings and loan holding company chartered in the state of Maryland in 1990. It conducts business through three subsidiaries: Severn Savings Bank, FSB (“Bank”), its principal subsidiary; Louis Hyatt, Inc. (“HC”), which is doing business as Hyatt Commercial, a commercial real estate brokerage and property management company; and SBI Mortgage Company (“SBI”), which holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation (“Crownsville”), which is doing business as Annapolis Equity Group (“AEG”), which acquires real estate for syndication and investment purposes.

On December 17, 2004, Bancorp acquired all the common stock of newly formed Severn Capital Trust I, a Delaware business trust. Severn Capital Trust I issued $20,000,000 of trust preferred securities in a private placement pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended. Bancorp irrevocably and unconditionally guarantees the trust preferred securities. The proceeds of the trust preferred securities has been used to purchase subordinated debentures of Bancorp.

The Bank has three branches in Anne Arundel County, Maryland, which offer a full range of deposit products, and originate mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Northern Virginia.

As of December 31, 2005, Bancorp had total assets of $845,695,000, total deposits of $590,814,000, and total stockholders’ equity of $72,712,000. Net income of Bancorp for the year ended December 31, 2005 was $14,554,000.

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

Business of the Bank

The Bank was organized in 1946 in Baltimore, Maryland as Pompei Permanent Building and Loan Association. It relocated to Annapolis, Maryland in 1980 and its name was changed to Severn Savings Association. Subsequently, the Bank obtained a federal charter and changed its name to Severn Savings Bank, FSB. The Bank operates three full-service branch offices, one administrative office and one accounting and servicing office. The Bank operates as a federally chartered savings bank whose principal business is attracting deposits from the general public and investing those funds in mortgage loans. The Bank also uses advances, or loans from the Federal Home Loan Bank of Atlanta, (“FHLB-Atlanta”) to fund its mortgage activities. The Bank’s revenues are derived principally from interest earned on mortgage loans, fees charged in connection with the loans and banking services, and gains realized from the sale of mortgage loans. The Bank’s primary sources of funds are deposits, advances from the FHLB-Atlanta, principal amortization and prepayment of its loans. The principal executive offices of the Bank are maintained at 1919 A West Street, Annapolis Maryland, 21401. Its telephone number is 410-268-4554 and its e-mail address is mailman@severnbank.com.

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

For information regarding the total dollar amount of interest income from interest-earning assets, the average yields, the amount of interest expense from interest-bearing liabilities and the average rate, net interest income, interest rate spread, and the net yield on interest-earning assets, refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation”.

For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Bank’s interest income and expense during the fiscal years ending December 31, 2005 and 2004, refer to Item 6, “Selected Financial Data - Rate Volume Table”.

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

	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)

Residential mortgage	$219,988	23.71%	$215,767	27.30%	$187,498	30.83%	$142,342	28.87%	$129,778	31.66%
Construction, land acquisition and
development	390,376	42.07%	343,101	43.42%	240,757	39.58%	191,196	38.77%	163,849	39.98%
Land	77,319	8.33%	33,419	4.23%	25,820	4.25%	20,109	4.08%	16,895	4.12%
Lines of credit	35,491	3.82%	29,096	3.68%	19,581	3.22%	12,472	2.53%	8,776	2.14%
Commercial real estate	163,449	17.61%	127,768	16.17%	106,823	17.56%	90,862	18.43%	68,599	16.74%
Commercial non-real estate	3,412	0.37%	3,859	0.49%	3,813	0.63%	3,445	0.70%	3,393	0.83%
Home equity	32,974	3.55%	28,101	3.56%	18,391	3.02%	11,197	2.27%	7,834	1.91%
Consumer	1,768	0.19%	2,489	0.31%	2,364	0.39%	3,979	0.81%	3,220	0.79%
Loans held for sale	3,216	0.35%	6,654	0.84%	3,175	0.52%	17,481	3.54%	7,499	1.83%

Total gross loans	927,993	100.00%	790,254	100.00%	608,222	100.00%	493,083	100.00%	409,843	100.00%

Unearned fees, premiums & discounts, net	(4,916)		(4,157)		(3,344)		(2,674)		(2,164)

Loans in process	(136,239)		(123,195)		(94,020)		(67,593)		(61,685)

Allowance for loan losses	(7,505)		(5,935)		(4,832)		(3,991)		(3,353)

Total loans net	$779,333		$656,967		$506,026		$418,825		$342,641

Lending Activities

General

The Bank originates mortgage loans of all types, including residential, residential-construction, commercial-construction, commercial and land and residential lot loans. To a lesser extent, the Bank also originates non-mortgage loans, which include consumer, business and commercial loans. These loans constitute a small part of the Bank’s portfolio.

The Bank originated and funded $326,315,000 and $336,648,000 of mortgage loans for the years ending December 31, 2005 and 2004, respectively.

Loan Origination Procedures

The following table contains information on the activity of the Bank’s loans held for sale and its loans held for investment in its portfolio:

	For the Years ended December 31,
	2005	2004	2003
	(dollars in thousands)
Held for Sale:
Beginning balance	$6,654	$3,175	$17,481
Originations	73,766	74,352	119,566
Net sales	(77,204)	(70,873)	(133,872)

Ending balance	$3,216	$6,654	$3,175

Held for investment:
Beginning balance	$783,600	$605,047	$475,602
Originations and purchases	252,525	262,278	201,242
Repayments/payoffs	(111,348)	(83,725)	(71,797)

Ending balance	$924,777	$783,600	$605,047

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

Loans that are sold are typically long-term (15 or more years) loans with fixed interest rates eligible for resale in the secondary market. Loans retained for the Bank’s portfolio include construction loans, commercial loans and loans that periodically reprice or mature prior to the end of an amortized term. Loans are generally sold with servicing released. However, as of December 31, 2005, the Bank was servicing $1,187,000 in loans for Federal Home Loan Mortgage Corporation (“FHLMC”) and $28,893,000 in loans for other investors.

The following table contains information, as of December 31, 2005, on the percentage of fixed-rate single-family loans serviced for others by the Bank, by interest rate category.

Coupon range	Percentage of Portfolio
Less than 5.00%	38.7%
5.01 - 6.00%	0.0%
6.01 - 7.00%	5.2%
7.01 - 8.00%	18.4%
Over 8.00%	37.7%
100.0%

The Bank’s mortgage loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. The authority of the loan committee to approve loans is established by the Board of Directors and currently is commensurate with the Bank’s limitation on loans to one borrower. The Bank’s maximum amount of loans to one borrower currently is equal to 15% of the Bank’s unimpaired capital, or $12,953,000 as of December 31, 2005. Loans greater than this amount require participation by one or more additional lenders. Letters of credit are subject to the same limitations as direct loans. The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate. The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

Commercial Real Estate Loans

At December 31, 2005, the Bank’s commercial real estate loan portfolio totaled $163,449,000, or 17.6% of the Bank’s total loan portfolio. All of the Bank’s commercial loans are secured by improved property such as office buildings, retail strip shopping centers, industrial condominium units and other small businesses most of which are located in the Bank’s primary lending area. The largest commercial real estate loan outstanding at December 31, 2005 was a $4,329,000 loan secured by mobile home parks in Hubert, North Carolina and California, Maryland and commercial land in California, Maryland. This loan has consistently performed in accordance with the terms of the debt instrument.

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

Construction Loans

The Bank originates loans to finance the construction of one-to-four family dwellings, and to a lesser extent, commercial real estate. It also originates loans for the acquisition and development of unimproved property to be used for residential and/or commercial purposes in cases where the Bank is to provide the construction funds to improve the properties. As of December 31, 2005, the Bank had 694 construction loans outstanding in the gross aggregate amount of $390,376,000, representing 42.1% of its loan portfolio, of which $136,239,000 was unadvanced.

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

It is the policy of the Bank to conduct physical inspections of each property secured by a construction or rehabilitation loan for the purpose of reporting upon the progress of the construction of improvements. These inspections, referred to as “construction draw inspections,” are to be performed at the time of a request for an advance of construction funds. If no construction advance has been requested, a fee inspector or senior officer of the institution makes an inspection of the subject property at least quarterly.

Multi-Family Lending

The Bank occasionally originates multi-family loans with terms up to 30 years, but with rate adjustments or balloon payments generally at three to five years. These loans are generally made in amounts up to 75% of the appraised value of the secured property. In making these loans, the Bank bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service, the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar property, the marketability of the property and the Bank’s lending experience with the borrower. The Bank also typically receives a personal guarantee from the borrower. As of December 31, 2005, $4,554,000, or 0.5% of the Bank’s total loan portfolio, consisted of multi-family residential loans.

Land and Residential Building Lots

Land loans include loans to developers for the development of residential subdivisions and loans on unimproved lots primarily to individuals. At December 31, 2005 the Bank had outstanding land and residential building lot loans totaling $81,483,000, or 8.8% of the Bank’s total loan portfolio. The largest of these loans is for $4,498,000, is secured by residentially zoned land in Ocean View, Delaware, and has performed in accordance with the terms of the debt instrument. Land development loans typically are short-term loans; the duration of these loans is typically not greater than three years. The interest rate on land loans is generally at least 1% or 2% over the prime rate. The loan-to-value ratio generally does not exceed 75%. Loans typically are made to customers of the Bank and developers and contractors with whom the Bank has had previous lending experience. In addition to the customary requirements for this type loan, the Bank may also require a clean Phase I environmental study and feasibility study to determine the profit potential of the development.

Consumer and Other Loans

The Bank also offers other loans, primarily business and commercial loans. These are loans to businesses are not secured by real estate although equipment, securities, or other collateral may secure them. They constitute a relatively small part of the Bank’s business, and typically are offered to customers with long-standing relationships with the Bank. At December 31, 2005, $9,329,000, or 1.0%, of the loan portfolio consisted of business and commercial loans. In addition, approximately 0.2% of the loan portfolio is in consumer loans.

Loan Portfolio Cash Flows

The following table sets forth the estimated maturity of the Bank’s loan portfolios by type of loan at December 31, 2005. The estimated maturity reflects contractual terms at December 31, 2005. Contractual principal repayments of loans do not necessarily reflect the actual term of the Bank’s loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of "due on sale" clauses. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Due	Due after
	Within	1 through	Due after
	one year	5 years	5 years	Total
(dollars in thousands)
One to four family residential	$28,034	$64,783	$183,166	$275,983
Multifamily	141	2,300	2,113	4,554
Commercial and industrial real estate	7,389	54,397	102,715	164,501
Construction and land acquisition and development loans	326,201	64,174	-	390,375
Land	22,534	51,438	7,511	81,483
Commercial, non-real estate	5,447	1,562	2,320	9,329
Consumer	671	613	484	1,768
Total	$390,417	$239,267	$298,309	$927,993

The following table contains certain information as of December 31, 2005 relating to the loan portfolio of the Bank with the dollar amounts of loans due after one year that have fixed and floating rates. All loans are shown maturing based upon contractual maturities and include scheduled payments but not possible prepayments.

	Fixed	Floating	Total
	(dollars in thousands)
One to four family residential	$127,682	$120,266	$247,948
Multifamily	2,770	1,643	4,413
Commercial and industrial real estate	71,541	85,570	157,111
Construction and land acquisition
and development loans	5,529	58,645	64,174
Land	40,899	18,051	58,950
Commercial, non-real estate	1,896	1,986	3,882
Consumer	1,098	-	1,098
Total	$251,415	$286,161	$537,576

Loans to One Borrower

Under regulatory guidelines, the aggregate amount of loans that the Bank may make to one borrower is 15% of the Bank’s unimpaired capital and unimpaired surplus. The Bank’s largest single loan at December 31, 2005 was a $7,000,000 line of credit secured by assignments of notes, Deeds of Trust, pledged stock and certificates of deposit. The second largest loan is in the amount of $4,498,000 and is secured by residentially zoned lots in Ocean View, Delaware. The third largest loan is in the amount of $4,329,000 and is secured by various collateral including mobile home parks in California, Maryland and Hubert, North Carolina. All of these loans have fully performed since their inception.

Origination and Purchase and Sale of Loans

The Bank originates residential loans in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market. Although the Bank has authority to lend anywhere in the United States, they have confined their loan origination activities primarily to the states of Maryland, Virginia and Delaware.

Loan originations are developed from a number of sources, primarily from referrals from real estate brokers, builders, and existing and walk-in customers. Severn Savings also utilizes the services of loan brokers in its market area. Loan brokers are paid on a commission basis (generally 1% of the loan amount) for loans brokered to the Bank.

The Bank’s mortgage loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. The loan committee of the Bank can approve residential and commercial loans ranging up to $12,953,000 (the maximum amount of a loan to one borrower as of December 31, 2005). The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate. The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

The Bank categorizes its classified assets within four categories: Special Mention, Substandard, Doubtful and Loss. Special Mention loans are 60 days or more in arrears and include all borrowers who are in bankruptcy that have not missed any post-petition payments. The Bank reserves 5% on all Special Mention loans. Substandard loans are loans that are 90 days or more delinquent and are loans that have borrowers in bankruptcy that have missed a post-petition payment. The Bank reserves 15% of substandard loans. The Doubtful category consists of loans where the Bank expects a loss, but not a total loss. Various subjective factors are considered with the most important consideration being the estimated underlying value of the collateral. The Bank reserves 50% of the amount of Doubtful loans. Loans that are classified as “Loss” are fully reserved.

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

The following table sets forth information as to non-accrual loans. The Bank discontinues the accrual of interest on loans 90 days or more past due, at which time all previously accrued but uncollected interest is deducted from income. As of the most recent reported period, $147,000 would have been recorded for the year ended December 31, 2005 if the loans had been current in accordance with their original terms and had been outstanding throughout the year ended December 31, 2005 or since their origination (if held for only part of the fiscal year). For the year ended December 31, 2005, $64,000 in interest income on such loans was actually included in net income.

	At December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
One-to-four family real estate	$1,693	$915	$378	$1,366	$1,801
Home equity lines of credit	-	-	50	-	-
Commercial	-	-	-	253	300
Land	-	24	24	139	-
Non-mortgage loans:
Consumer	-	-	17	-	-
Commercial loans	-	-	-	-	-
Total non-accrual loans	$1,693	$939	$469	$1,758	$2,101
Foreclosed real-estate	$-	$-	$-	$224	$312
Total non-performing assets	$1,693	$939	$469	$1,982	$2,413
Total non-accrual loans to net loans	0.2%	0.1%	0.1%	0.4%	0.6%
Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	443.3%	632.1%	1030.5%	227.0%	159.6%
Total non-accrual and accruing loans greater than
90 days past due to total assets	0.2%	0.1%	0.1%	0.4%	0.6%
Total non-performing assets to total assets	0.2%	0.1%	0.1%	0.4%	0.7%

Classified Assets and Allowance for Loan Losses

Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality as “substandard,” “doubtful” or “loss assets.” An asset is considered substandard if the paying capacity and net worth of the obligor or the collateral pledged, if any, inadequately protects it. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss assets are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of these categories but possess credit deficiencies or potential weakness are required to be designated special mention by management.

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

Total classified loans as of December 31, 2005 were $3,615,000. Allowance for loan losses as of December 31, 2005 was $7,505,000, which is 0.8% of gross loans receivable and 443.3% of total non-performing loans.

[see table on following page]

The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans at the dates indicated:

	2005		2004		2003		2002		2001
		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
		Loans in each		Loans in each		Loans in each		Loans in each		Loans in each
	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Residential, one to four family	$1,706	29.74%	$2,000	30.20%	$1,938	36.20%	$1,542	36.58%	$1,081	36.90%
Multifamily	67	0.49%	20	0.34%	21	0.14%	21	0.27%	24	0.26%
Commercial and industrial real estate	1,965	17.73%	1,009	16.17%	1,154	18.48%	881	19.33%	850	17.46%
Construction and land acquisition
and development loans	2,684	42.07%	2,577	43.42%	1,173	39.58%	1,202	38.77%	917	39.98%
Land	882	8.78%	251	8.54%	476	4.25%	300	4.08%	413	4.12%
Business, commercial	193	1.00%	70	1.18%	59	1.16%	33	0.79%	52	0.97%
Other	8	0.19%	8	0.15%	11	0.19%	12	0.18%	16	0.31%
Total	$7,505	100.00%	$5,935	100.00%	$4,832	100.00%	$3,991	100.00%	$3,353	100.00%

The following table contains information with respect to Bancorp’s allowance for loan losses for the periods indicated:

	At or for the Year Ended
	December 31
	2005	2004	2003	2002	2001
	(dollars in thousands)
Average loans outstanding, net	$738,028	$600,030	$466,512	$384,537	$313,798
Total gross loans outstanding at end of period	$927,993	$790,254	$608,222	$493,083	$409,844
Total net loans outstanding at end of period	$779,333	$656,967	$506,026	$418,825	$342,641
Allowance balance at beginning of period	$5,935	$4,832	$3,991	$3,353	$2,728

Provision for loan losses	1,570	1,200	900	670	709
Actual charge-offs
1-4 family residential real estate	-	97	25	-	74
Other	-	-	34	32	10
Total charge-offs	-	97	59	32	84
Recoveries
Total recoveries	-	-	-	-	-
Net charge offs	-	97	59	32	84

Allowance balance at end of period	$7,505	$5,935	$4,832	$3,991	$3,353
Net charge offs as a percent of average loans	0.00%	0.02%	0.01%	0.01%	0.03%
Allowance for loan losses to total gross loans at end of period	0.81%	0.75%	0.79%	0.81%	0.82%
Allowance for loan losses to net loans at end of period	0.96%	0.90%	0.95%	0.95%	0.98%

Investment Activities

Federal thrift institutions, such as the Bank, have authority to invest in various types of liquid assets, including United States Treasury obliga-tions and securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. As a member of the Federal Home Loan Bank System, the Bank must maintain minimum levels of liquid assets specified by the OTS, which vary from time to time. Subject to various regulatory restrictions, federal thrift institutions may also invest a portion of their assets in certain commercial paper, corporate debt securities and mutual funds whose assets conform to the investments that a federal thrift institution is authorized to make directly.

The carrying amounts of the Bank’s investment securities held to maturity, as of the dates indicated are presented in the following table:

	At December 31,
	2005	2004	2003
	(dollars in thousands)

FHLB Notes	$5,000	$5,000	$6,000
Mortgage-backed securities	3,290	4,955	6,721

Total Investment Securities Held to Maturity	$8,290	$9,955	$12,721

Investment Scheduled Maturity Table

As of December 31, 2005

	One Year or Less		More than One to Five Years		More than Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Fair
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
	(dollars in thousands)

FHLB Notes	-	-	$4,000	2.58%	$1,000	5.05%	-	-	$5,000	3.07%	$4,842
Mortgage-backed securities	-	-	1,147	4.50%	-	-	2,143	5.54%	3,290	5.18%	3,150

Total	$-	-	$5,147	3.00%	$1,000	5.05%	$2,143	5.54%	$8,290	3.91%	$7,992

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

Deposits in the Bank as of December 31, 2005, 2004 and 2003 consisted of savings programs described below:

	2005	2004	2003
	(dollars in thousands)

NOW accounts	$7,683	$4,872	$8,610
Money market accounts	99,911	131,014	152,413
Passbooks	17,505	18,198	19,191
Certificates of deposit	445,592	356,447	226,902
Non-interest bearing accounts	20,123	16,882	12,610

Total deposits	$590,814	$527,413	$419,726

The following table contains information pertaining to the certificates of deposit held by the Bank in excess of $100,000 as of December 31, 2005.

	Jumbo Certificate
	of Deposits
Time Remaining Until Maturity	(dollars in thousands	)
Less than three months	$25,272
3 months to 6 months	28,411
6 months to 12 months	73,667
Greater than 12 months	52,517
Total	$179,867

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

Short Term Borrowings

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of thirty percent (30%) of its total assets, with the FHLB-Atlanta. As of December 31, 2005, the available line of credit with the FHLB-Atlanta was $252,386,000. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable then obtaining deposits from the public. The following table sets forth short-term borrowings with the FHLB-Atlanta, with original maturities of one year or less.

	Years ended December 31,
	2005	2004	2003
	(dollars in thousands)
Short term borrowings and notes payable
Average balance outstanding during the period	$25,833	$15,567	$1,500
Maximum amount outstanding at any month-end during
the period	41,000	41,000	8,000
Weighted Average interest rate during the period	3.30%	1.67%	0.62%
Total short term borrowings at period end	26,000	-	6,000
Weighted average interest rate at period end	3.33%	0.00%	1.15%

Employees

As of December 31, 2005, Bancorp and its subsidiaries had approximately 115 employees on a full-time or part-time basis. Bancorp’s employees are not represented by any collective bargaining group, and management considers its relations with its employees to be excellent.

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

Hyatt Commercial

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

Crownsville, which is doing business as AEG, is a subsidiary of SBI and is engaged in the business of acquiring real estate for investment and syndication purposes. AEG has entered into agreements of sale to acquire three properties in Delaware during the first half of 2006.

SBI Mortgage Company

SBI is a subsidiary of Bancorp that has engaged in the origination of mortgages not suitable for the Bank. It owns subsidiary companies that have or are negotiating to purchase real estate for investment purposes. As of December 31, 2005, SBI had $589,000 in outstanding mortgage loans and it had $666,000 invested in subsidiaries, which funds were held in cash, pending potential acquisition of investment real estate.

HS West, LLC

HS West, LLC (“HS”) is a subsidiary of the Bank, and is constructing a building in Annapolis, Maryland to serve as Bancorp’s and the Bank’s administrative headquarters. A branch office of the Bank will be included. As of December 31, 2005, HS has incurred approximately $16,168,000 of costs, which are included in land and construction in progress. The total cost is expected to be approximately $22,000,000 before interior fit-out, with completion anticipated in October 2006. The Bank is in the process of soliciting bids for the interior fit-out.

Homeowners Title and Escrow Corporation

Homeowners Title and Escrow Corporation, is a subsidiary of the Bank, and is engaged in the business of conducting loan settlements for the Bank.

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

Certain individuals, including Alan J. Hyatt, Louis Hyatt, and Melvin Hyatt, and their respective spouses (“Applicants”), filed an Application for Notice of Change In Control (“Notice”) in April 2001 pursuant to 12 CFR Section 574.3(b). The Notice called for the Applicants to acquire up to 32.32% of Bancorp’s issued and outstanding shares of stock of Bancorp by April 16, 2002. The OTS approved requests by the Applicants to extend the time to consummate such acquisition of shares to January 10, 2007. The Applicants currently own approximately 29.23% of the total outstanding shares of Bancorp as of December 31, 2005.

The Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions became effective over a period of time and are subject to rulemaking by the SEC. Because Bancorp’s common stock is registered with the SEC, it is currently subject to the Sarbanes-Oxley Act.

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

Regulation of the Bank

General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the FRB.

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

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the BIF is nearing its minimum reserve ratio of 1.25% of insured deposits as mandated by law (ratio of net worth of the BIF to the value of the aggregate domestic deposits held in all BIF members). As of September 30, 2005, the BIF reserve ratio was 1.25%. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks. Any increase in assessments or the assessment rate could have a material adverse effect on Bancorp’s earnings, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for one or more of Bancorp’s subsidiary depository institutions could have a material adverse effect on Bancorp’s earnings, depending on the collective size of the particular institutions involved.

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

As shown below, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2005.

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
December 31, 2005
Tangible (1)	$86,354	10.3%	$12,619	1.50%	N/A	N/A
Tier I capital (2)	86,354	12.2%	N/A	N/A	$45,395	6.00%
Core (1)	86,354	10.3%	33,651	4.00%	42,064	5.00%
Total (2)	93,851	13.3%	56,527	8.00%	70,659	10.00%

December 31, 2004
Tangible (1)	$73,572	10.5%	$10,521	1.50%	N/A	N/A
Tier I capital (2)	73,572	13.4%	N/A	N/A	$33,023	6.00%
Core (1)	73,572	10.5%	28,056	4.00%	35,070	5.00%
Total (2)	79,419	14.4%	44,031	8.00%	55,039	10.00%
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

On October 1, 2002, FRB regulations aimed at curbing such lending became effective. The rule significantly widens the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the act:

•	interest rates for first lien mortgage loans in excess of 8 percentage points above comparable U.S. Treasury securities,
•	subordinate-lien loans of 10 percentage points above U.S. Treasury securities. and
•	fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

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

Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution’s capital classification. At December 31, 2005, the Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

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

At December 31, 2005, the Bank’s loans-to-one-borrower limit was $12,953,000 based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2005, the Bank’s largest single lending relationship had an outstanding balance of $7,000,000, and consisted of a line of credit secured by assignments of notes, Deeds of Trust, pledged stock and certificates of deposit. The loan was performing in accordance with its terms.

Qualified Thrift Lender Test. Savings associations must meet a QTL test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a “domestic building and loan association” as defined in the Code. Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage-related securities. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 2005, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

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

Capital Distribution Limitations. OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital.

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

At December 31, 2005, the Bank was in compliance with this requirement.

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

Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2005, the Bank was in compliance with these requirements.

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

Item 1A. Risk Factors

Unless the context indicates otherwise, all references to “we,” “us,” “our” in this subsection “Risk Factors” refer to the Bancorp and its subsidiaries. You should carefully consider the risks described below as well as elsewhere in this Annual Report on Form 10-K. If any of the risks actually occur, our business, financial condition or results of future operations could be materially adversely affected. This Annual Report on Form 10-K contains forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K.

We may be adversely affected by changes in economic and political conditions and by governmental monetary and fiscal policies.

The thrift industry is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond our control may adversely affect our potential profitability. Any future rises in interest rates, while increasing the income yield on our earning assets, may adversely affect loan demand and the cost of funds and, consequently, our profitability. Any future decreases in interest rates may adversely affect our profitability because such decreases may reduce the amounts that we may earn on our assets. Economic downturns could result in the delinquency of outstanding loans. We do not expect any one particular factor to materially affect our results of operations. However, downtrends in several areas, including real estate, construction and consumer spending, could have a material adverse impact on our ability to remain profitable.

Changes in interest rates could adversely affect our financial condition and results of operations.

The operations of financial institutions, such as us, are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Our net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. Like all financial institutions, our balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.

Most of our loans are secured by real estate located in our market area. If there is a downturn in our real estate market, these borrowers may default on their loans and we may not be able to fully recover our loans.

A downturn in the real estate market could hurt our business because most of our loans are secured by real estate. Substantially all of our real property collateral is located in the states of Maryland, Virginia and Delaware. As of December 31, 2005, approximately 95% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Any such downturn could have a material adverse effect on our business, financial condition and results of operations.

In addition, approximately 68% of the book value of our loans consisted of construction, land acquisition and development loans, commercial real estate loans and land loans, which present additional risks described in “Item 1. Business”.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Our operations are located in Anne Arundel County, Maryland, which makes our business highly susceptible to local economic conditions, and an economic downturn or recession in that area may adversely affect our ability to operate profitably.

Unlike larger banking organizations that are more geographically diversified, our operations are currently concentrated in Anne Arundel County, Maryland. In addition, almost all of our loans have been made to borrowers in the states of Maryland, Virginia and Delaware. As a result of this geographic concentration, our financial results depend largely upon economic conditions in this market area. A deterioration or recession in economic conditions in this market could result in one or more of the following:

•	an increase in loan delinquencies;
•	an increase in problem assets and foreclosures;
•	a decrease in the demand for our products and services; and
•	a decrease in the value of collateral for loans, especially real estate, and reduction in the customers’ borrowing power.

Any of the foregoing factors may adversely affect our ability to operate profitably.

We are subject to federal and state regulation and the monetary policies of the Federal Reserve Board. Such regulation and policies can have a material adverse effect on our earnings and prospects.

Our operations are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities. In particular, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past, and are expected to continue to do so in the future. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits. It is not possible to predict what changes, if any, will be made to the monetary polices of the Federal Reserve Board or to existing federal and state legislation or the effect that such changes may have on our future business and earnings prospects

We have established an allowance for loan losses based on our management's estimate. Actual losses could differ significantly from those estimates. If the allowance is not adequate, it could have a material adverse effect on our earnings and the price of our stock.

We have established an allowance for loan losses which management believes to be adequate to offset probable losses on our existing loans. However, there is no precise method of estimating loan losses and our ongoing analysis may cause this estimate to change in the future and actual losses may differ materially from this estimate. In addition, there can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses. Any increase in the allowance for loan losses will reduce our earnings and may adversely affect the price of our common stock.

We compete with a number of local, regional and national financial institutions for customers.

We face strong competition from other thrifts, banks, savings institutions and other financial institutions that have branch offices or otherwise operate in our market area, as well as many other companies now offering a range of financial services. Many of these competitors have substantially greater financial resources and larger branch systems than we do. In addition, many of our competitors have higher legal lending limits than we do. Particularly intense competition exists for sources of funds including savings and retail time deposits and for loans, deposits and other services that we offer.

During the past several years, significant legislative attention has been focused on the regulation and deregulation of the financial services industry. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, have been permitted to engage in activities that compete directly with traditional bank business. Competition with various financial institutions could hinder our ability to maintain profitable operations and grow our business.

Our information systems may experience an interruption or breach in security, which could result in a loss of business.

We relay heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. [While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems,] there can be no assurance that failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. We depend on third-party providers for many of our systems and if these providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we would be able to negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all.

We continually encounter technological change, and, if we are unable to develop and implement efficient and customer friendly technology, we could lose business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

There can no assurance that we will continue to pay dividends in the future.

Although we expects to continue ours policy of regular quarterly dividend payments, this dividend policy will be reviewed periodically in light of future earnings, regulatory restrictions and other considerations. No assurance can be given, therefore, that cash dividends on common stock will be paid in the future at the same rate or at all.

An investment in our common stock is not insured against loss.

Investments in the shares of our common stock are not deposits insured against loss by the FDIC or any other entity. As a result, you may lose some or all of your investment.

Our success depends on our senior management team and if we are not able to retain them, it could have a materially adverse effect on us.

We are highly dependent upon the continued services and experience of our senior management team, including Alan J. Hyatt, our President and Chief Executive Officer. We depend on the services of Mr. Hyatt and the other members of our senior management team to, among other things, continue the development and implementation of our strategies, and maintain and develop our client relationships.

“Anti-takeover” provisions may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to shareholders.

Our charter presently contains certain provisions which may be deemed to be "anti-takeover" and "anti-greenmail" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of us by another corporation or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. For example, our charter provides that our board of directors may issue up to 1,000,000 shares of preferred stock without shareholder approval. In addition, our charter provides for a classified board, with each board member serving a staggered three-year term. Directors may be removed only for cause and only with the approval of the holders of at least 75 percent of our common stock.. The overall effects of the "anti-takeover" and "anti-greenmail" provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, prevent shareholders from receiving a premium for their securities in a takeover offer, and enhance the possibility that a future bidder for control of us will be required to act through arms-length negotiation with the our board of directors.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Securities Exchange Act of 1934. As a result, current and potential shareholders may lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business and we could be subject to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we will be required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting and our registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting. We are in the process of preparing an internal plan of action for compliance with the requirements of Section 404. As a result, we cannot guarantee that we will not have any “significant deficiencies” or “material weaknesses” reported by our independent registered public accounting firm in the future. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential shareholders and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business.

Terrorist attacks and threats or actual war may impact all aspects of our operations, revenues, costs and stock price in unpredictable ways.

Recent terrorist attacks in the United States and abroad, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions, may impact our operations. Any of these events could cause consumer confidence and savings to decrease or result in increased volatility in the United States and worldwide financial markets and economy. Any of these occurrences could have an adverse impact on our operating results, revenues and costs and may result in the volatility of the market price for our common stock and on the future price of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

Bancorp has three retail branch locations in Anne Arundel County, Maryland, of which it owns two and leases the third. The Bank’s currently leases its executive office located in Annapolis, Maryland from HC, a wholly owned subsidiary of Bancorp. HC owns its office building in Annapolis, Maryland.

The Bank leases administrative office space in Annapolis, Maryland from a third party. Homeowner’s Title, a subsidiary of the Bank, leases office space in Annapolis, Maryland from a limited liability company of which Alan J. Hyatt, Bancorp’s Chairman and Chief Executive Officer, is a principal, on a month to month basis. Current monthly rental paid by Homeowner’s Title is $3,665.

HS is a subsidiary of the Bank, and is constructing a building in Annapolis, Maryland to serve as Bancorp’s and the Bank’s administrative headquarters. A branch office of the Bank will be included. As of December 31, 2005, HS has incurred approximately $16,168,000 of costs, which are included in land and construction in progress. The total cost is expected to be approximately $22,000,000 before interior fit-out, with completion anticipated in October 2006. The Bank is in the process of soliciting bids for the interior fit-out.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which Bancorp, the Bank or any subsidiary is a party or to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant that are not Directors.

Thomas G. Bevivino has served as the Chief Financial Officer of Bancorp since 2005. He serves in the same capacity for the Bank. Mr. Bevivino was a financial consultant from 2002 until 2004, and served as Chief Financial Officer of Luminant Worldwide Corporation from 1999 until 2002.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
Quarterly Stock Information*

2005 Closing				2004 Closing
	Stock Price Range		Per Share		Stock Price Range		Per Share
Quarter	Low	High	Dividend	Quarter	Low	High	Dividend
1st	$19.50	$24.39	$.060	1st	$15.30	$17.10	$.050
2nd	17.00	20.10	.060	2nd	13.03	15.88	.050
3rd	17.75	20.42	.060	3rd	14.13	14.63	.055
4th	18.10	19.62	.060	4th	16.45	22.00	.055

*Adjusted to give retroactive effect to a 2 for 1 stock split declared November 17, 2004 effective for shares outstanding December 15, 2004.

The common stock of Bancorp is traded on the Nasdaq Small-Cap Market under the symbol “SVBI”. As of March 10, 2006, there were 216 stockholders of Bancorp’s common stock.

Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016-3572, serves as the Transfer Agent and Registrar for Bancorp.

Bancorp’s main source of income is dividends from the Bank. As a result, Bancorp’s dividends to its shareholders will depend primarily upon receipt of dividends from the Bank. For regulatory restrictions on the Bank’s ability to pay dividends, see note 12 to the consolidated financial statements.

See Item 12 of this Annual Report on Form 10-K and Notes 9 and 11 to the consolidated financial statements for information regarding equity compensation plans.

(b)	None

(c)	None

Item 6. Selected Financial Data

For information concerning quarterly financial data for Bancorp, see note 17 to the consolidated financial statements.

The following financial information is presented from the audited financial statements of Bancorp. The information is a summary and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Summary Financial and Other Data
	At December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share information)
Balance Sheet Data
Total assets	$845,695	$703,616	$540,471	$458,415	$366,890
Total loans, net	779,333	656,967	506,026	418,825	342,641
Investment securities held to maturity	8,290	9,955	12,721	9,661	7,213
Non-performing loans	1,693	939	469	1,758	2,101
Total non-performing assets	1,693	939	469	1,982	2,413
Deposits	590,814	527,413	419,726	377,925	268,918
Short-term borrowings	26,000	-	6,000	-	-
Long-term debt	132,000	89,000	59,000	34,000	25,000
Total liabilities	772,983	639,462	487,501	415,233	332,059
Stockholders’ equity	$72,712	$60,154	$48,970	$39,181	$30,830
Book value per common share *	$8.74	$7.23	$5.89	$4.73	$3.80
Common shares outstanding *	8,318,184	8,318,184	8,318,184	8,285,184	8,114,184

Other Data:
Number of:
Full service retail banking facilities	3	3	2	2	2
Full-time equivalent employees	111	105	81	69	67

*Retroactively adjusted to reflect two-for-one stock split declared November 17, 2004 effective for shares outstanding December 15, 2004, and three-for-one stock split declared February 19, 2002 effective for shares outstanding as of March 1, 2002.

Summary of Operations
	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share information)
Interest and dividend income	$56,903	$44,619	$37,087	$33,402	$29,489
Interest expense	21,955	14,631	12,341	13,799	16,094
Net interest income	34,948	29,988	24,746	19,603	13,395
Provision for loan losses	1,570	1,200	900	670	708
Net interest income after provision for loan losses	33,378	28,788	23,846	18,933	12,687
Non-interest income	2,980	3,612	4,674	4,133	2,570
Non-interest expense	12,878	11,211	9,616	8,447	6,588
Income before income tax provision	23,480	21,189	18,904	14,619	8,669
Provision for income taxes	8,926	8,258	7,575	5,671	3,413
Net income	$14,554	$12,931	$11,329	$8,948	$5,256

Per Share Data:
Basic earnings per share *	$1.75	$1.56	$1.34	$1.06	$0.69
Diluted earnings per share *	$1.75	$1.56	$1.33	$1.06	$0.69
Weighted number of shares outstanding basic *	8,318,184	8,318,184	8,293,132	8,184,376	7,294,902
Weighted number of shares outstanding diluted *	8,318,184	8,318,184	8,314,604	8,206,446	7,366,692

* Retroactively adjusted to reflect two-for-one stock split declared November 17, 2004 effective for shares outstanding December 15, 2004, and three-for-one stock split declared February 19, 2002 effective for shares outstanding as of March 1, 2002.

Key Operating Ratios
	For the Year Ended December 31,
	2005	2004	2003	2002	2001

Performance Ratios:
Return on average assets	1.84%	2.02%	2.23%	2.14%	1.55%
Return on average equity	21.85%	23.56%	25.22%	25.58%	20.22%
Dividend payout ratio	13.71%	13.46%	12.69%	11.32%	14.49%
Net interest margin	4.58%	4.81%	4.99%	4.86%	4.05%
Interest rate spread	4.32%	4.60%	4.77%	4.59%	3.65%
Non-interest expense to average assets	1.63%	1.75%	1.89%	2.02%	1.95%
Efficiency ratio	33.95%	33.37%	32.69%	35.59%	41.27%

Asset Quality Ratios:
Equity to Assets	8.60%	8.55%	9.06%	8.55%	8.40%
Nonperforming assets to total assets at end of period	0.20%	0.13%	0.09%	0.43%	0.66%
Nonperforming loans to total gross loans at end of period	0.18%	0.12%	0.08%	0.36%	0.51%
Allowance for loan losses to net loans at end of period	0.96%	0.90%	0.95%	0.95%	0.98%
Allowance for loan losses to nonperforming loans at end of period	443.30%	632.10%	1030.49%	227.02%	159.59%

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

	Years Ended December 31,
	2005			2004			2003
	Average			Average			Average
	Volume	Interest	Yield/Cost	Volume	Interest	Yield/Cost	Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$738,028	$55,888	7.57%	$600,030	$43,881	7.31%	$466,512	$36,403	7.80%
Investments (2)	5,000	154	3.08%	5,250	165	3.15%	6,167	243	3.94%
Mortgage-backed securities	4,065	173	4.26%	5,686	254	4.46%	6,586	210	3.18%
Other interest-earning assets (3)	15,923	688	4.32%	12,656	319	2.52%	16,749	231	1.38%
Total interest-earning assets	763,016	56,903	7.46%	623,622	44,619	7.15%	496,014	37,087	7.48%
Non-interest earning assets	28,027			16,552			11,894
Total Assets	$791,043			$640,174			$507,908

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$155,513	$2,455	1.58%	$192,946	$2,670	1.38%	$187,979	$2,997	1.59%
Certificates of deposits	408,026	13,819	3.39%	284,636	8,622	3.03%	222,819	7,964	3.57%
Borrowings	134,833	5,681	4.21%	96,250	3,339	3.47%	43,833	1,380	3.15%
Total interest-bearing liabilities	698,372	21,955	3.14%	573,832	14,631	2.55%	454,631	12,341	2.71%
Non-interest bearing liabilities	26,059			11,451			8,360
Stockholders' equity	66,612			54,891			44,917

Total liabilities and stockholders' equity	$791,043			$640,174			$507,908
Net interest income and Interest rate spread		$34,948	4.32%		$29,988	4.60%		$24,746	4.77%
Net interest margin			4.58%			4.81%			4.99%
Average interest-earning assets to
average interest-bearing liabilities			109.26%			108.68%			109.10%
(1) Non-accrual loans are included in the average balances and in the computation of yields.
(2) Bancorp does not have any tax-exempt securities.
(3) Other interest earning assets includes interest bearing deposits in other banks, federal funds, and FHLB stock investments.

Rate Volume Table

	Year ended December 31, 2005			Year ended December 31, 2004
	vs.			vs.
	Year ended December 31, 2004			Year ended December 31, 2003
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(dollars in thousands)
Interest-earning assets
Loans	$12,007	$10,088	$1,919	$7,478	$9,882	$(2,404)
Investments	(11)	(8)	(3)	(78)	(33)	(45)
Mortgage-backed securities	(81)	(72)	(9)	44	(31)	75
Other interest-earning assets	369	82	287	88	(67)	155
Total interest income	$12,284	$10,090	$2,194	$7,532	$9,751	$(2,219)

Interest-bearing liabilities
Savings and checking deposits	$(215)	$(518)	$303	$(327)	$76	$(403)
Certificates of deposits	5,197	3,738	1,459	658	1,979	(1,321)
Borrowings	2,342	1,338	1,004	1,959	1,806	153
Total interest expense	$7,324	$4,558	$2,766	$2,290	$3,861	$(1,571)

Net change in interest income	$4,960	$5,532	$(572)	$5,242	$5,890	$(648)

(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies

Bancorp’s significant accounting policies are set forth in note 1 of the consolidated financial statements for the year ended December 31, 2005 which are set forth on pages F-1 through F-34. Of these significant accounting policies, Bancorp considers the policy regarding the allowance for loan losses to be its most critical accounting policy, given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. Bancorp has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. Bancorp’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

Overview

The primary business of Bancorp is mortgage lending. The markets in which Bancorp operates, Anne Arundel County, Maryland, as well as surrounding areas in Maryland, northern Virginia and Delaware, have continued to enjoy strong real estate demand. This demand, as well as low interest rates has been the reason for Bancorp’s growth. Refinancing activity has slowed considerably from the level experienced in 2003. However, with interest rates remaining low, construction lending and purchase money mortgage lending have continued to be extremely active.

Bancorp has been able to take advantage of the continued low interest rate environment and has maintained a low cost of liabilities. Interest rates paid on deposits have increased throughout 2005, as have interest rates paid for borrowing funds from the FHLB-Atlanta. The difference between Bancorp’s costs of funds and what it earns on mortgage loans is the interest rate “spread”. This spread has increased as Bancorp’s growing portfolio of mortgage loans coupled with the fees earned on loans sold in the secondary market, has driven up overall revenues. While variable expenses, such as compensation, have increased, Bancorp’s overall expenses have remained modest, which has resulted in increasing profitability.

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

Financial Condition

Total assets increased by $142,079,000, or 20.2%, at December 31, 2005 to $845,695,000, compared to $703,616,000 at December 31, 2004. The following discusses the material changes between the December 31, 2005 and 2004 balance sheets.

Loans

Loans Held For Sale. Loans held for sale decreased by $3,438,000, or 51.7% at December 31, 2005 to $3,216,000, compared to $6,654,000 at December 31, 2004. This decrease was primarily due to a slowdown in loans sold on the secondary market, and the timing of loans pending sale at year-end.

Loans Receivable. Total net portfolio loans receivable increased by $125,804,000, or 19.3% at December 31, 2005, to 776,117,000, compared to $650,313,000 at December 31, 2004. The increase in the loan portfolio resulted from the continued strong loan demand due to continued low interest rates. The increase in the loan portfolio included increases in construction, land acquisition and development loans, commercial real estate loans and land loans.

Premises and Equipment

Premises and equipment increased by $12,959,000, or 185.0% at December 31, 2005 to $19,963,000, compared to $7,004,000 at December 31, 2004. The increase is primarily due to construction costs incurred during 2005 for Bancorp’s new administrative headquarters.

Liabilities

Deposits. Total deposits at December 31, 2005 increased to $590,814,000 from $527,413,000 at December 31, 2004, an increase of $63,401,000 or 12.0%. This increase is primarily attributable to growth in certificates of deposit partially offset by a decrease in money market accounts. The net increase in deposits was primarily used to fund loan growth.

FHLB Advances. FHLB advances totaled $158,000,000 at December 31, 2005, compared to $89,000,000 at December 31, 2004, an increase of $69,000,000, or 77.5%. This increase was the result of management’s decision to borrow funds from FHLB at more favorable rates than would have been necessary to attract the needed funds through customer deposits.

Subordinated Debentures. Bancorp has a non-consolidated subsidiary trust, Severn Capital Trust I, of which 100% of the common equity is owned by Bancorp. The trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (“capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities solely in subordinated debt securities of Bancorp (“debentures”). The debentures held by the trust are the sole assets of the trust. Distributions on the capital securities issued by the trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by the trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Bancorp has entered into an agreement which, taken collectively, fully and unconditionally guarantees the capital securities subject to the terms of the guarantee. The debentures held by Severn Capital Trust I are first redeemable, in whole or in part, by the Bancorp on January 7, 2010.

The subordinated debentures from Bancorp to the trust consist of a $20,619,000 note, which is at a floating rate of interest of LIBOR (4.54% at December 31, 2005) plus 200 basis points, and matures in 2035.

Off-Balance Sheet Arrangements. Bancorp has certain outstanding commitments and obligations that could impact Bancorp’s financial condition, liquidity, revenues or expenses. These commitments and obligations include standby letters of credit, home equity lines of credit, loan commitments, lines of credit, and loans sold and serviced with limited repurchase provisions.

Standby letters of credit, which are obligations of Bancorp to guarantee performance of borrowers to governmental entities, decreased $1,249,000, or 15.9% as of December 31, 2005 to $6,617,000, compared to $7,866,000 as of December 31, 2004. Bancorp continues to see demand by its borrowers for letter of credit requirements.

Construction loans in process increased $13,044,000 or 10.6% as of December 31, 2005 to $136,239,000, compared to $123,195,000 as of December 31, 2004.

Home equity lines of credit increased $3,305,000, or 20.0%, as of December 31, 2005 to $19,802,000, compared to $16,497,000 as of December 31, 2004. Home equity lines of credit allow the borrowers to draw funds up to a specified loan amount, from time to time. Bancorp’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans. This increase was a result of the general increase in loan demand and the continued low interest rates offered on home equity loans.

Loan commitments as of December 31, 2005 were $19,515,000, compared to $18,188,000 as of December 31, 2004, an increase of $1,327,000, or 7.3%. Loan commitments are obligations of Bancorp to provide loans, and such commitments are made in the usual course of business. This increase was a result of a temporary timing difference of new loan commitments at the end of 2005.

Lines of credit, which are obligations of Bancorp to fund loans made to certain borrowers, totaled $33,782,000 as of December 31, 2005, compared to $24,831,000 as of December 31, 2004. This increase of $8,951,000, or 36.0%, was a result of increased demand for this type of loan product. Bancorp’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

Loans sold and serviced with limited repurchase provisions decreased $14,661,000, or 57.0%, from $25,709,000 as of December 31, 2004, to $11,048,000 as of December 31, 2005. This decrease was the result of the slowdown in the market for loans sold on the secondary market.

Bancorp uses the same credit policies in making commitments and conditional obligations as it does for its on-balance sheet instruments.

Comparison of Results of Operations for the Years Ended December 31, 2005 and 2004.

General. Bancorp’s net income for the year ended December 31, 2005 was $14,554,000, or $1.75 per share diluted. This is compared to $12,931,000, or $1.56 per share diluted. This increase of $1,623,000, or 12.6%, was primarily the result of the continued growth in Bancorp’s mortgage portfolio coupled with Bancorp’s continued ability to maintain low operating expenses.

Net Interest Income. Net interest income (interest earned net of interest charges) totaled $34,948,000 for the year ended December 31, 2005, compared to $29,988,000 for the year ended December 31, 2004, an increase of $4,960,000 or 16.5%. This increase was primarily due to the growth in the loan portfolio, which offset a .28% decrease in Bancorp’s interest rate spread to 4.32% for the year ended December 31, 2005, compared to 4.60% for the same period in 2004. Bancorp’s interest rate spread decreased over the past year because interest rates earned on the Bank’s loans have risen slower than the rise in interest rates paid on the Bank’s interest bearing liabilities. Bancorp is uncertain whether it will be able to continue to attract low cost liabilities, as it has done in the last year due to the general expectation of continued interest rate increases in the future.

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

As more construction, commercial and higher loan-to-value loans are contained in the portfolio, the greater the allowance for loan losses will be. Changes in estimation methods may take place based upon the status of the economy and the estimate of the value of collateral and, as a result, the allowance may increase or decrease. The Bank believes that some portions of its loan portfolio have greater actual risk and, in other areas, there is greater inherent risk. The loan loss allowance has increased when the Board believes trends are negative and contributions to the allowance have decreased when trends are more positive. Management believes that the allowance for loan losses is adequate.

As of December 31, 2005, the total allowance for loan losses was $7,505,000 as compared to $5,935,000 as of December 31, 2004, which is an increase of $1,570,000, or 26.5%. The increase was a result of the current year’s addition to the allowance and no charge offs being incurred. During the year ended December 31, 2005, the provision for loan losses was $1,570,000 compared to $1,200,000 for the year ended December 31, 2004. This increase of $370,000 or 30.8%, was a result of increased loan growth and management’s determination that adding to the provision for loan losses was, more or less appropriate for the level of inherent risk in its portfolio as compared to the year ended December 31, 2004.

Other Income and Non Interest Expenses. Mortgage banking activities decreased $19,000, or 1.3% to $1,416,000 for the year ended December 31, 2005, compared to $1,435,000 for the same period last year. This decrease is primarily the result of a $32,000 decrease in mortgage processing and servicing fees partially offset by a $13,000 increase in the gain on sale of loans for the year ended December 31, 2005 compared to the same period last year. The increase in the gain on sale of loans is attributable to increased amount of loans sold on the secondary market during 2005. The decrease in mortgage processing and servicing fees relates to a slowdown during 2005 of residential mortgages being refinanced.

Real estate commissions totaled $545,000 for the year ended December 31, 2005, compared to $1,234,000 for the year ended December 31, 2004, a decrease of $689,000 or 55.8%. This decrease is primarily due to a slowdown in commercial property sales and leasing. Real estate management fees totaled $426,000 for the year ended December 31, 2005, compared to $404,000 for the same period last year, an increase of $22,000 or 5.4%. This increase was primarily due to an increase in the amount of managed real estate.

Other non-interest income totaled $593,000 for the year ended December 31, 2005, compared to $539,000 for the year ended December 31, 2004, an increase of $54,000, or 10.0%. This increase is primarily a result of an increase in late charges and fees collected on loans.

Compensation and related expenses totaled $9,080,000 for the year ended December 31, 2005, compared to $8,167,000 for the year ended December 31, 2004, an increase of $913,000 or 11.2%. This increase was the result of additional Bank employees hired, higher commissions paid on loan growth, and salary rate increases. As of December 31, 2005, Bancorp had 111 full-time equivalent employees compared to 95 at December 31, 2004.

Other non-interest expense totaled $3,079,000 for the year ended December 31, 2005, compared to $2,434,000 for the year ended December 31, 2004, an increase of $645,000, or 26.5%. This increase is primarily a result of increases in professional fees of $183,000, a cash reconciliation charge off of approximately $135,000 and an increase in office expenses of approximately $75,000.

Income Taxes. Income taxes for the year ended December 31, 2005 were $8,926,000, compared to $8,258,000 for the year ended December 31, 2004, an increase of $668,000 or 8.1%. The effective tax rate for the years ended December 31, 2005 and 2004 was 38.0% and 39.0%, respectively.

Liquidity and Capital Resources. Bancorp’s liquidity is determined by its ability to raise funds through loan payments, maturing investments, deposits, borrowed funds, capital, or the sale of loans. Based on the internal and external sources available, Bancorp’s liquidity position exceeded anticipated short-term and long-term needs at December 31, 2005. Core deposits, considered to be stable funding sources and defined to include all deposits except time deposits of $100,000 or more, equaled 69.6% of total deposits at December 31, 2005. The Bank’s experience is that a substantial portion of certificates of deposit will renew at time of maturity and will remain on deposit with the Bank. Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In addition to its ability to generate deposits, Bancorp has external sources of funds, which may be drawn upon when desired. The primary source of external liquidity is an available line of credit equal to 30% of the Bank’s assets with FHLB-Atlanta. The available line of credit with FHLB-Atlanta was $252,386,000 at December 31, 2005, of which $158,000,000 was outstanding at that time. For interest rates on these advances, see not 7 to the consolidated financial statements.

In assessing its liquidity the management of Bancorp considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations and business opportunities as they arise. In addition, management expects to incur an additional $5,894,000, before interior fit-out, for construction costs associated with its new headquarters. Construction is expected to be completed in October 2006. As of December 31, 2005, Bancorp had $19,515,000 outstanding in loan commitments, which Bancorp expects to fund from the sources of liquidity described above. This amount does not include undisbursed lines of credit, home equity lines of credit and standby letters of credit, in the aggregate amount of $60,201,000, which Bancorp anticipates it will be able to fund, if required, from these liquidity sources in the regular course of business.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity.

Contractual Obligations

The following table contains for the periods indicated information regarding the financial obligations owing by Bancorp for leases of certain properties.

	Payments due by period (dollars in thousands)
	Total	2006	2007-2008	2009-2010	2011 +

Long term debt	$132,000	$10,000	$20,000	$15,000	$87,000

Subordinated debentures	20,619	-	-	-	20,619

Operating lease obligations	274	60	120	94	-

Certificates of Deposit	445,592	322,279	99,905	23,365	43

Total	$598,485	$332,339	$120,085	$38,459	$107,662

Comparison of Operating Results for the Years Ended December 31, 2004 and 2003

General. Bancorp’s net income for the year ended December 31, 2004 was $12,931,000, or $1.56 per share diluted, compared to $11,329,000, or $1.33 per share diluted, for the year ended December 31, 2003. This increase of $1,602,000, or 14.1%, was primarily the result of the continued growth in Bancorp’s mortgage portfolio coupled with Bancorp’s continued ability to maintain low operating expenses.

Net Interest Income. Net interest income (interest earned net of interest charges) totaled $29,988,000 for the year ended December 31, 2004, compared to $24,746,000 for the year ended December 31, 2003, an increase of $5,242,000 or 21.2%. This increase was primarily due to the growth in the loan portfolio which offset a decrease in Bancorp’s interest rate spread of .17% to 4.60% for the year ended December 31, 2004, compared to 4.77% for the same period in 2003. Bancorp’s interest rate spread decreased over the past year because interest rates earned on the Bank’s loans have fallen faster than the interest rates paid on the Bank’s interest bearing liabilities.

Provision for Loan Losses. As of December 31, 2004, the total allowance for loan losses was $5,935,000 as compared to $4,832,000 as of December 31, 2003, which is an increase of $1,103,000, or 22.8%. The increase was a result of the current year’s addition to the allowance and minimal charge offs being incurred. During the year ended December 31, 2004, the provision for loan losses was $1,200,000 compared to $900,000 for the year ended December 31, 2003. This increase of $300,000 or 33.3%, was a result of increased loan growth and management’s determination that adding to the provision for loan losses was, more or less appropriate for the level of inherent risk in its portfolio as compared to the year ended December 31, 2003.

Other Income and Non Interest Expenses. Mortgage banking activities decreased $1,056,000, or 42.4% to $1,435,000 for the year ended December 31, 2004, compared to $2,491,000 for the same period last year. This decrease is primarily the result of a $772,000 decrease in gain on sale of loans, and a $284,000 decrease in mortgage processing and servicing fees for the year ended December 31, 2004 compared to the same period last year. The decrease in the gain on sale of loans is attributable to the reduction in 2004 of loans sold on the secondary market. The decrease in mortgage processing and servicing fees relates to a slowdown during 2004 of residential mortgages being refinanced and the reduction in loans sold on the secondary market.

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

Compensation and related expenses totaled $8,167,000 for the year ended December 31, 2004 compared to $6,976,000 for the year ended December 31, 2003, an increase of $1,191,000 or 17.1%. This increase was the result of additional Bank employees needed for a new branch that opened in 2004, and increased loan volume. As of December 31, 2004, Bancorp had 95 full-time equivalent employees compared to 81 at December 31, 2003.

Other non-interest expense totaled $2,434,000 for the year ended December 31, 2004 compared to $2,106,000 for the year ended December 31, 2003, an increase of $328,000, or 15.6%. This increase is primarily a result of increased advertising for the new branch, and an increase in office expenses for the new branch and additional employees hired during 2004.

Income taxes. Income taxes for the year ended December 31, 2004 were $8,258,000, compared to $7,575,000 for the year ended December 31, 2003, an increase of $683,000 or 9.0%. The effective tax rate for the years ended December 31, 2004 and 2003 was 39.0% and 40.0%, respectively.

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

Exposure to interest rate risk is actively monitored by Bancorp’s management. Its objective is to maintain a consistent level of profitability within acceptable risk tolerances across a board range of potential interest rate environments. Bancorp uses the OTS Net Portfolio Value (“NPV”) model to monitor its exposure to interest rate risk, which calculates changes in NPV. The following table represents Bancorp’s NPV at December 31, 2005. The NPV was calculated by the OTS, based upon information provided to the OTS.

INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)

		Net Portfolio Value		NPV as % of PV of Assets
Change In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
(dollars are in thousands)
+300 bp	104,478	(9,466)	(8%)	12.50%	(69bp)
+200 bp	108,698	(5,246)	(5%)	12.85%	(34bp)
+100 bp	112,031	(1,913)	(2%)	13.10%	(9bp)
0 bp	113,944			13.19%
-100 bp	114,403	459	0%	13.12%	(7bp)
-200 bp	113,092	(852)	(1%)	12.87%	(32bp)
-300 bp	-	-	-%	-%	-bp

The above table suggests that if interest rates rise 100 bps, Bancorp’s interest sensitive assets would decline by $1,913.

	12/31/2005	12/31/2004
RISK MEASURES: FOR A GIVEN RATE SHOCK

Pre-Shock NPV Ratio: NPV as % of PV of Assets	13.19%	14.57%
Post-Shock NPV Ratio	12.85%	13.72%
Sensitivity Measure: Decline in NPV Ratio	34bp	85bp
TB 13a Level of Risk	Minimal	Minimal

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data are included herein at pages F1 through F34.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of Bancorp's management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2005. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the period covered by this report, Bancorp’s disclosure controls and procedures are adequate in reaching a reasonable level of assurance that material information relating to Bancorp and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which are periodic reports are being prepared.

There have not been any changes in Bancorp's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Bancorp's internal control over financial reporting.

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

Item 9B. Other Information

Bancorp does not have any employees. The executive officers of Bancorp are employees at-will of the Bank. The Board of Directors of the Bank has a Compensation Committee, which determines the compensation of the executive officers of Bancorp. Annually, the Compensation Committee of the Bank’s Board of Directors evaluates profiles of comparable financial institutions to assure that the compensation to its executive officers is comparable to its peer group. Other factors used by the Compensation Committee in determining compensation for its executive officers include an assessment of the overall financial condition of the Bank, including an analysis of the Bank’s asset quality, interest rate risk exposure, capital position, net income and consistency of earnings. The Bank’s return on average assets and return on equity is considered and compared to its peer group. The complexity of the activities of the executive officers are considered, and intangible items are considered such as the reputation and general standing of the Bank within the community and the likelihood of continuing successful and profitable results.

Based on the considerations set forth above, at its meeting on November 15, 2005, the Compensation Committee approved bonuses for the Bank’s executive officers for fiscal year 2005 as follows: Alan J. Hyatt, $174,000; Melvin E. Meekins, Jr., $123,000; S. Scott Kirkley, $75,000; and Thomas G. Bevivino, $30,000. In addition, the Compensation Committee, at its meeting on November 15, 2005, approved the annual base salaries of the Bank’s executive officers for fiscal year 2006 as follows: Alan J. Hyatt, $265,000; Melvin E. Meekins, Jr., $315,000; S. Scott Kirkley, $225,000; and Thomas G. Bevivino, $159,000.

PART III

Item 10. Directors and Executive Officers of the Registrant

Reference is made to the section captioned “Proposal 1: Election of Directors” in Bancorp's Proxy Statement dated March 22, 2006 for the information required by this Item, which is hereby incorporated by reference.

Reference is made to the section captioned “Stock Ownership” in Bancorp’s Proxy Statement dated March 22, 2006 for the information required by this Item, which is hereby incorporated by reference.

Reference is made to the section captioned “Director Independence” in Bancorp’s Proxy Statement dated March 22, 2006 for the information required by this Item, which is hereby incorporated by reference.

Reference is made to the section captioned “”Section 16(a) Beneficial Ownership Reporting Compliance” in Bancorp’s Proxy Statement dated March 22, 2006 for the information required by this Item, which is hereby incorporated by reference.

Item 11. Executive Compensation

Reference is made to the section captioned “Director and Executive Officer Compensation” in Bancorp's Proxy Statement dated March 22, 2006 for the information required by this Item, which is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Reference is made to the sections captioned “Stock Ownership” and “Director and Executive Officer Compensation” in Bancorp's Proxy Statement dated March 22, 2006 for the information required by this Item, which is hereby incorporated by reference.

The Bank’s Stock Option Plan (“Plan”) provides for the granting of options to acquire common stock to directors and key employees. Option prices were equal to or greater than fair market value of the common stock at the date of the grant. The Bank granted options to purchase 156,000 shares, of which all have been exercised as of December 31, 2003.

As of December 31, 2005, there were 144,000 options available to be granted under the Plan.

Item 13. Certain Relationships and Related Transactions

Reference is made to the section captioned “Certain Relationships and Transactions Where Certain Persons Have Material Interests” in Bancorp's Proxy Statement dated March 22, 2006 for the information required by this Item, which is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

Reference is made to the section captioned “Relationship with Independent Auditors” in Bancorp's Proxy Statement dated March 22, 2006 for the information required by this Item, which is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following consolidated financial statements of Bancorp and its wholly owned sub-sidiaries are filed as part of this report:

1. Financial Statements
• REPORT OF BEARD MILLER COMPANY LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.
• CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT DECEMBER 31, 2005 AND DECEMBER 31, 2004
• CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
• CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
• CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003.
• NOTES TO CONSOLIDATED FINANCIAL STATEMENTS PAGES F7  - F34

2. Financial Statement Schedules
All financial statement schedules have been omitted, as required information is either inapplicable or included in the consolidated financial statements or related notes.

3. Exhibits
The following exhibits are filed as part of this report:

Exhibit No.    Description of Exhibit

  3.1            Articles of Incorporation of Severn Bancorp, Inc.(1)
  3.2            Bylaws of Severn Bancorp, Inc. (1)
10.1            Description of compensation of directors and officers
10.2            Stock Option Plan (3)
10.5            Employee Stock Ownership Plan (1)
14               Code of Ethics (2)
21.1            Subsidiaries of Severn Bancorp, Inc.
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

(3) Incorporated by reference to Exhibit bearing the same number in Bancorp's 2004 Form 10-K filed with the Securities and Exchange Commission on March 21, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVERN BANCORP, INC.

March 21, 2006                        /s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 21, 2006          /s/ Alan J. Hyatt
  Alan J. Hyatt
  Chairman of the Board,
  President, Chief Executive Officer
  and Director

March 21, 2006          /s/ Thomas G. Bevivino
  Thomas G. Bevivino
  Chief Financial Officer

March 21, 2006          /s/ S. Scott Kirkley
  S. Scott Kirkley, Senior Vice
  President, Secretary, Treasurer and Director

March 21, 2006          /s/ Melvin E. Meekins, Jr.
  Melvin E. Meekins, Jr., Executive
  Vice President and Director

March 21, 2006          /s/ Melvin Hyatt
  Melvin Hyatt, Director

March 21, 2006          /s/ Ronald P. Pennington
  Ronald P. Pennington, Director

March 21, 2006          /s/ T. Theodore Schultz
  T. Theodore Schultz, Director

March 21, 2006          /s/ Albert W. Shields
  Albert W. Shields, Director

March 21, 2006          /s/ Louis DiPasquale, Jr.
  Louis DiPasquale, Jr., Director

March 21, 2006          /s/ Keith Stock
  Keith Stock, Director