Form 10-Q
period 2006-05-10
SEVERN BANCORP INC
filed 2006-05-12
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

0-49731
(Commission File No.)

SEVERN BANCORP, INC.
(Exact Name of registrant as Specified in Its Charter)

Maryland                        52-1726127
       (State of incorporation)            (IRS employer identification number)

1919 A West Street, Annapolis, Maryland          21401
       (Address of principal executive offices)              (Zip Code)

410-268-4554
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of the Exchange Act. (Check One):     Large accelerated filer:           Accelerated filer:        Non-accelerated filer: X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). Yes [ ] No [ X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The registrant has 9,149,950 shares of Common Stock, par value $0.01 per share, outstanding at May 10, 2006

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	March 31,		December 31,
	2006		2005
	(Unaudited	)
ASSETS
Cash and due from banks	$6,923		$4,692
Interest bearing deposits in other banks	592		301
Federal funds sold	19,111		15,923
Cash and cash equivalents	26,626		20,916
Investment securities held to maturity	8,197		8,290
Loans held for sale	1,754		3,216
Loans receivable, net of allowance for loan losses of
$7,887 and $7,505, respectively	794,400		776,117
Premises and equipment, net	22,296		19,963
Federal Home Loan Bank of Atlanta stock at cost	8,298		8,513
Accrued interest receivable and other assets	8,137		8,680

Total assets	$869,708		$845,695

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$619,397		$590,814
Short-term borrowings	-		26,000
Long-term borrowings	147,000		132,000
Subordinated debentures	20,619		20,619
Accrued interest payable and other liabilities	6,548		3,550

Total liabilities	793,564		772,983

Stockholders’ Equity
Common stock, $0.01 par value, 20,000,000 shares authorized;
9,149,950 and 8,318,184 issued and outstanding, respectively	91		83
Additional paid-in capital	28,094		11,516
Retained earnings	47,959		61,113

Total stockholders' equity	76,144		72,712

Total liabilities and stockholders' equity	$869,708		$845,695

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	For Three Months Ended March 31,
	2006	2005

Interest Income
Loans	$15,857	$12,295
Securities, taxable	71	85
Other	327	133
Total interest income	16,255	12,513

Interest Expense
Deposits	4,826	3,389
Short-term borrowings	86	112
Long-term borrowings	1,932	1,002
Total interest expense	6,844	4,503

Net interest income	9,411	8,010
Provision for loan losses	382	242
Net interest income after provision for loan losses	9,029	7,768

Other Income
Real estate commissions	66	148
Real estate management fees	109	100
Mortgage banking activities	199	319
Other	226	139
Total other income	600	706

Non-Interest Expenses
Compensation and related expenses	2,267	2,253
Occupancy	189	178
Other	583	849
Total non-interest expenses	3,039	3,280

Income before income tax provision	6,590	5,194
Income tax provision	2,608	2,044

Net income	$3,982	$3,150

Basic earnings per share	$.44	$.34

Diluted earnings per share	$.44	$.34

Common stock dividends declared per share	$.06	$.06

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For The Three Months Ended March 31,
	2006	2005

Cash Flows from Operating Activities

Net income	$3,982	$3,150
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(1,063)	(821)
Net amortization of premiums and discounts	8	8
Provision for loan losses	382	242
Provision for depreciation	99	94
Gain on sale of loans	(100)	(168)
Proceeds from loans sold to others	8,935	16,615
Loans originated for sale	(7,373)	(12,894)
(Increase) decrease in accrued interest receivable and other assets	543	(235)
Increase in accrued interest payable and other liabilities	2,998	3,314

Net cash provided by operating activities	8,411	9,305

Cash Flows from Investing Activities

Principal collected on mortgage backed securities	85	367
Net increase in loans	(17,602)	(42,984)
Investment in premises and equipment	(2,432)	(2,816)
Redemption (purchase) of Federal Home Loan Bank of Atlanta stock	215	(1,630)
Net cash used in investing activities	(19,734)	(47,063)

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(dollars in thousands)

	For The Three Months Ended March 31,
	2006	2005

Cash Flows from Financing Activities

Net increase in deposits	28,583	9,146
Net increase (decrease) in short-term borrowings	(26,000)	31,000
Additional borrowed funds, long-term	15,000	-
Repayment of borrowed funds, long term	-	(2,000)
Redemption of preferred securities of subsidiary	-	(4,000)
Cash dividends paid	(550)	(499)

Net cash provided by financing activities	17,033	33,647

Increase (decrease) in cash and cash equivalents	5,710	(4,111)
Cash and cash equivalents at beginning of year	20,916	18,038

Cash and cash equivalents at end of period	$26,626	$13,927

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest paid	$6,787	$4,296

Income taxes paid	$1,195	$61

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Severn Bancorp, Inc. (the “Company”), and its wholly owned subsidiaries, Louis Hyatt, Inc., SBI Mortgage Company and SBI Mortgage Company’s subsidiary, Crownsville Development Corporation, and its subsidiary, Crownsville Holdings I, LLC, and Severn Savings Bank, FSB (the “Bank”), and the Bank’s subsidiaries, Homeowners Title and Escrow Corporation, Severn Financial Services Corporation, SSB Realty Holdings, LLC, SSB Realty Holdings II, LLC, HS West, LLC (“HS West”) and Severn Preferred Capital Corporation. All intercompany accounts and transactions have been eliminated in the accompanying financial statements.

Severn Preferred Capital Corporation, which qualified as a real estate investment trust (“REIT) under the Internal Revenue Code of 1986, as amended, liquidated effective January 31, 2005.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 or any other interim period. The unaudited consolidated financial statements for the three months ended March 31, 2006 should be read in conjunction with the audited consolidated financial statements and related notes, which are incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year, ended December 31, 2005.

Note 3 - Cash Flow Presentation

In the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Home Loan Bank of Atlanta (“FHLB Atlanta”) overnight deposits, and federal funds sold. Generally, federal funds are sold for one-day periods.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

Note 4 - Earnings Per Share and Stock Dividend

Basic earnings per share of common stock for the three months ended March 31, 2006 and March 31, 2005 is computed by dividing net income by 9,149,950, the weighted average number of shares of common stock outstanding for each period. Diluted earnings per share of common stock for the three months ended March 31, 2006 and March 31, 2005 is computed by dividing net income by 9,150,323 and 9,149,950, respectively, to reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that were issued by the Company relate solely to outstanding stock options, of which there were 113,300 and 0 outstanding as of March 31, 2006 and 2005, respectively. The above amounts have been retroactively adjusted to give effect to a 10% stock dividend declared on February 21, 2006, effective for shares outstanding on March 28, 2006. The accompanying Statement of Financial Condition for March 31, 2006 reflects the issuance of 831,766 shares of common stock and the $16,585,000 transfer from retained earnings to common stock and additional paid-in capital related to this 10% stock dividend.

Note 5 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments. The Company had $6,253,000 of standby letters of credit outstanding as of March 31, 2006. Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2006 and December 31, 2005 for guarantees under standby letters of credit issued is not material.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

The following table presents the Bank’s capital position:

	Actual	Actual	To Be Well Capitalized Under
	at March 31, 2006	at December 31, 2005	Prompt Corrective Provisions
Tangible (1)	10.4%	10.3%	N/A
Tier I Capital (2)	12.4%	12.2%	6.0%
Core (1)	10.4%	10.3%	5.0%
Total Capital (2)	13.5%	13.3%	10.0%

(1) To adjusted total assets
   (2) To risk-weighted assets.

Note 7 - Stock-Based Compensation

The Company currently has a stock-based compensation plan in place for directors, officers, and other key employees of the Company. Under the terms of the plan, the Company grants stock options for the purchase of the Company’s common stock. The stock-based compensation is granted under terms and conditions determined by the Stock Option Committee of the Board of Directors. Stock options generally have a term of five years with a maximum term of ten years, and are granted with an exercise price at least equal to the fair market value of the common stock on the date the options are granted. Generally, options granted to directors of the Company vest immediately, and options granted to officers and employees vest over a five-year period, although the Stock Option Committee has the authority to provide for different vesting schedules.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified-prospective transition method. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the statement of income at fair value. Under the modified-prospective transition method, the Company would recognize an expense over the remaining required service period for any stock options granted prior to January 1, 2006 for the portion of those grants for which the requisite service has not yet been rendered of which there were none. Accordingly, no adjustment was made to prior period amounts nor was any expense recorded for options granted prior to January 1, 2006 for which their requisite service period had been rendered by that date. Stock-based compensation expense for the first quarter of 2006 and 2005 totaled $8,000 and $0, respectively

The grant-date fair value of options granted in February 2006, adjusted for stock dividends, was $6.57. The fair value of the options awarded under the option plan is estimated on the date of grant using the Black-Scholes valuation model, which is dependent upon certain assumptions as presented below

2006
Expected life (in years)	4.56
Risk-free interest rate	4.59%
Expected volatility	53.66%
Expected dividend yield	4.50%

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

The expected life of the options was estimated using the average vesting period of the options granted and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the grant date. Volatility of the Company’s stock price was based on historical volatility. Dividend yield was based on historical dividends divided by the average market price for that period.

Information regarding the Company’s stock option plan as of March 31, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	Life	Value
Options outstanding, beginning of year	-	$-
Options granted	113,300	17.43
Options outstanding, end of quarter	113,300	$17.43	4.92	$677,000
Options exercisable, end of quarter	9,900	$17.18	4.92	$59,000
Option price range at end of quarter	$17.18 to $18.90

There were no stock options exercised during the first quarter of 2006 or 2005.

Note 8 - Commitments

HS West is constructing a building in Annapolis, Maryland to serve as the Company’s and the Bank’s administrative headquarters. A branch office of the Bank will be included. As of March 31, 2006, HS West has incurred approximately $18.5 million of costs. The total cost is expected to be approximately $25.2 million after interior fit-out, with completion anticipated in the fall of 2006.

Note 9 - Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No.155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s financial statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. Management does not believe the adoption of SFAS 156 will have a material effect on the Company’s financial statements.

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of Statement 123R. Management has implemented FAS123R in the first quarter of 2006. Such implementation will not have a material effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company

The Company is a savings and loan holding company chartered in the state of Maryland in 1990. It conducts business through three subsidiaries: the Bank, which is the Company’s principal subsidiary; Louis Hyatt, Inc., t/a Hyatt Commercial, a commercial real estate brokerage and property management company; and SBI Mortgage Company, which holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation, t/a Annapolis Equity Group, which acquires real estate for syndication and investment purposes. The Bank has three branches in Anne Arundel County, Maryland, which offer a full range of deposit products. The Bank originates mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Northern Virginia. The Bank, through its subsidiary HS West, is currently constructing a building in Annapolis, Maryland to serve as the Company’s and the Bank’s administrative headquarters. A branch of the Bank will be included. As of March 31, 2006, HS West has incurred approximately $18.5 million of costs. The total cost is expected to be approximately $25.2 million after interior fit-out, with completion expected in the fall of 2006. The Company’s common stock trades under the symbol “SVBI” on the Nasdaq Capital Market.

Forward Looking Statements

In addition to the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements contained herein include, but are not limited to, those with respect to management’s determination of the amount of loan loss allowance; the effect of changes in interest rates; and changes in deposit insurance premiums. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements. The Company’s operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences include, but are not limited to, changes in the economy and interest rates in the nation and Company’s general market area, federal and state regulation, competition and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

      Critical Accounting Policies

The Company’s significant accounting policies are set forth in note 1 of the audited consolidated financial statements as of December 31, 2005 which were filed on Form 10-K. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

The Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (Statement 123R) in the first quarter of 2006, using the “modified prospective method”. Prior to the implementation of FAS 123R, stock options issued under shareholder approved employee and director stock option plans were accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no compensation expense was recognized related to these plans. Stock options are granted at exercise prices not less than the fair value of the common stock on the date of grant. See Note 7 - Stock-Based Compensation.

Overview

The primary business of the Company is mortgage lending. The demand for construction lending and purchase money mortgage lending continues to remain high, even as interest rates increase from their historical low levels. The Company’s loan growth in its portfolio has been strong (loan receivables, net of the allowance for loan losses, outstanding as of March 31, 2006 were $794,400,000 compared to $776,117,000, as of December 31, 2005, a 2.4% increase) and it continues to earn what management believes is a good “spread” between the Company’s cost of funds and what it earns on loans.

It is generally anticipated that interest rates will continue to increase. The Company expects to be challenged as it seeks to grow assets in the form of mortgage loans in an environment where its cost of borrowing and interest rates on deposits are likely to increase. As interest rates increase, there may be less demand for mortgage loan refinancing. The Company will continue to balance its pricing and duration of its loan portfolio against the risks of rising costs of its deposits and borrowings.

The continued success and attraction of the markets in which the Company operates will also be important to the Company’s ability to originate and grow its mortgage loans, as will the Company’s continuing ability to maintain low overhead.

Results of Operations

Net income increased by $832,000, or 26.4%, to $3,982,000 for the first quarter of 2006, compared to $3,150,000 for the first quarter of 2005. Basic and diluted earnings per share increased by $.10, or 29.4%, to $.44 for the first quarter of 2006, compared to $.34 for the first quarter of 2005. The increase in net income and basic and diluted earnings per share over last year is a result of continued growth in the Company’s mortgage portfolio coupled with the Company’s continued ability to maintain low operating expenses. The Company’s interest rate spread decreased by .01%, to 4.30% for the three months ended March 31, 2006, compared to 4.31% for the same period in 2005. However, its mortgage portfolio balance increased over that same period of time.

Net interest income, which is interest earned net of interest charges, increased by $1,401,000, or 17.5%, to $9,411,000 for the first quarter of 2006, compared to $8,010,000 for the first quarter of 2005. The primary reason for the increase in net interest income was the Company’s growth in interest earning assets. This increase was a result of the continued loan demand and growth of the Company’s mortgage portfolio. Net yield on interest earning assets for the three months ended March 31, 2006 was 4.59% compared to 4.55% for the same period in 2005, a rise of .04%. The growth in net yield was primarily a result of a larger increase in interest earning assets compared to interest-bearing liabilities.

The provision for loan losses increased by $140,000, or 57.9%, to $382,000 for the first quarter of 2006, compared to $242,000 for the first quarter of 2005. The provision for loan losses and allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio. Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

Other income decreased by $106,000, or 15.0%, to $600,000 for the first quarter of 2006, compared to $706,000 for the first quarter of 2005. The primary reason for the decrease in other income was a decrease in real estate commissions and mortgage banking activities. Real estate commissions decreased $82,000, or 55.4%, to $66,000 for the first quarter of 2006 compared to $148,000 for the first quarter of 2005. This decrease was a result of a temporary decrease in sales and leasing activity at Hyatt Commercial. In addition, mortgage-banking activities decreased by $120,000, or 37.6%, to $199,000 for the first quarter of 2006, compared to $319,000 for the same period in 2005. This decrease was primarily a result of a $68,000 decrease in gain on sale of loans, and a $52,000 decrease in mortgage processing and servicing fees. These decreases were a result of a decrease in loans sold on the secondary market, and in residential loans being refinanced during the first quarter of 2006 compared to the first quarter of 2005. Other increased by $87,000, or 62.6%, to $226,000 for the first quarter of 2006, compared to $139,000 for the first quarter of 2005. This increase was primarily a result of an increase in late fees collected in 2006.

Total non-interest expenses decreased by $241,000, or 7.3%, to $3,039,000 for the first quarter of 2006, compared to $3,280,000 for the first quarter of 2005. Compensation and related expenses increased by $14,000, or 0.6%, to $2,267,000 for the first quarter of 2006, compared to $2,253,000 for the same period in 2005. This increase was primarily because of salary increases effective January 1, 2006, partially offset by a decrease in commissions paid to mortgage loan officers due to a decreased amount of loan originations in 2006. Other non-interest expenses decreased by $266,000, or 31.3%, to $583,000 for the first quarter of 2006, compared to $849,000 for the first quarter of 2005. The decrease in 2006 was primarily due to one-time write-offs of $214,000 taken in the first quarter of 2005.

Income Taxes

The income tax provision increased by $564,000, or 27.6%, to $2,608,000 for the first quarter of 2006, compared to $2,044,000 for the first quarter of 2005. The effective tax rate for the three months ended March 31, 2006 was 39.6% compared to 39.4% for the same period in 2005.

Analysis of Financial Condition

Total assets increased by $24,013,000, or 2.8%, to $869,708,000 at March 31, 2006, compared to $845,695,000 at December 31, 2005. Cash and cash equivalents increased by $5,710,000, or 27.3%, to $26,626,000 at March 31, 2006, compared to $20,916,000 at December 31, 2005. This increase was primarily due to increased federal funds sold from deposit growth in excess of loan growth. Loan demand continued to grow during the first quarter of 2006, as net loans receivable increased $18,283,000, or 2.4%, to $794,400,000 at March 31, 2006, compared to $776,117,000 at December 31, 2005. Loans held for sale decreased $1,462,000, or 45.5%, to $1,754,000 at March 31, 2006, compared to $3,216,000 at December 31, 2005. Total deposits increased $28,583,000, or 4.8%, to $619,397,000 at March 31, 2006 compared to $590,814,000 at December 31, 2005. This increase is primarily attributable to an ongoing campaign by the Company to attract money market deposit accounts and promotions to obtain shorter-term certificates of deposit. FHLB Atlanta advances decreased $11,000,000, or 7.0%, to $147,000,000 at March 31, 2006, compared to $158,000,000 as of December 31, 2005. This is a result of paying off short term FHLB Atlanta advances with additional deposits, awaiting the Company’s need to fund loans.

Stockholders’ Equity

Total stockholders’ equity increased $3,432,000, or 4.7%, to $76,144,000 at March 31, 2006 compared to $72,712,000 as of December 31, 2005. This increase is a result of net earnings, offset by dividends declared.

Asset Quality

Non-accrual loans (those loans 90 or more days in arrears) decreased $642,000, or 37.9%, to $1,051,000 as of March 31, 2006, compared to $1,693,000 as of December 31, 2005. This decrease is a result of a decrease in the number and size of loans that were 90 or more days in arrears at March 31, 2006. There were no charge offs in the three months ended March 31, 2006. At March 31, 2006, the total allowance for loan losses was $7,887,000, which was .99% of total net loans, compared with $7,505,000, which was .96% of total net loans as of December 31, 2005. The allowance for loan losses is based on management’s judgment and evaluation of the loan portfolio. Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

Liquidity

The Company’s liquidity is determined by its ability to raise funds through loan payments, maturing investments, deposits, borrowed funds, capital, and the sale of loans. Based on the internal and external sources available, the Company’s liquidity position exceeded anticipated short-term and long-term needs at March 31, 2006. Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In assessing its liquidity, the management of the Company considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that the Company may take advantage of business opportunities.

Management believes it has sufficient cash flow and liquidity to meet its current commitments. Certificates of deposit, which are scheduled to mature in less than one year, totaled $297,259,000 at March 31, 2006. Based on past experience, management believes that a significant portion of such deposits will remain with the Company. At March 31, 2006, the Company had commitments to originate loans of $41,044,000, unused lines of credit of $31,711,000, and commitments under standby letters of credit of $6,253,000. In addition, the Company expects to incur an additional $4,118,000, before interior fit-out, for construction costs associated with its new headquarters. The Company has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise. As of March 31, 2006, outstanding FHLB Atlanta borrowings totaled $147,000,000, and the Company had available to it up to an additional $112,356,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities decreased $1,814,000 to $7,491,000 for the three months ended March 31, 2006 compared to $9,305,000 for the same period in 2005. This decrease is primarily the result of a decrease in mortgage banking activities and lower accrued interest payable and other liabilities, partially offset by higher net income in 2006 and a decrease in accrued interest receivable and other assets. Net cash used in investing activities decreased $27,329,000 to $19,734,000 for the three months ended March 31, 2006, compared to $47,063,000 for the same period in 2005. This decrease is primarily due to a decrease in loan originations. Net cash provided by financing activities decreased by $15,694,000 to $17,953,000 for the three months ended March 31, 2006, compared to $33,647,000 for the same period in 2005. This decrease is primarily due to a decrease in cash advances from FHLB Atlanta partially offset by an increase in cash from deposits. As a result, cash and cash equivalents increased $12,699,000 to $26,626,000 at March 31, 2006, compared to $13,927,000 at March 31, 2005.

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

Average Balance Sheet

The following table presents the Company’s distribution of the average consolidated balance sheets as of March 31, 2006 and March 31, 2005, and net interest analysis for the three months ended March 31, 2006 and March 31, 2005.

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average Balance	Interest	Rate Annualized	Average Balance	Interest	Rate Annualized
	(dollars in thousands)
ASSETS
Loans (1)	$784,256	$15,857	8.09%	$681,606	$12,295	7.22%
Investments (2)	5,000	38	3.04%	5,000	35	2.80%
Mortgage-backed securities	3,226	33	4.09%	4,656	50	4.30%
Other interest-earning assets (3)	27,629	327	4.73%	12,158	133	4.38%

Total interest-earning assets	820,111	16,255	7.93%	703,420	12,513	7.12%

Non-interest earning assets	36,393			24,864

Total assets	$856,504			$728,284

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$140,571	438	1.25%	$162,371	520	1.28%
Certificates of deposit	463,489	4,388	3.79%	369,376	2,869	3.11%
Short-term borrowings	8,667	86	3.97%	20,333	112	2.20%
Long-term borrowings	142,000	1,932	5.44%	88,334	1,002	4.53%

Total interest-bearing liabilities	754,727	6,844	3.63%	640,414	4,503	2.81%

Non-interest bearing liabilities	26,562			25,972

Stockholders' equity	75,215			61,898

Total liabilities and stockholders’ equity	$856,504			$728,284

Net interest income and interest rate spread		$9,411	4.30%		$8,010	4.31%

Net interest margin			4.59%			4.55%

Average interest-earning assets to average interest-bearing liabilities			108.66%			109.84%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	The Company does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds and FHLB stock investments.

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at March 31, 2006, as a liability for credit loss.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	March 31, 2006
(dollars in thousands)
Standby letters of credit	$6,253
Home equity lines of credit	$21,014
Unadvanced construction commitments	$123,999
Loan commitments	$20,056
Lines of credit	$31,711
Loans sold with limited repurchase provisions	$9,369

Legal Proceedings

There are various claims pending involving the Company, arising in the normal course of business. Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to the Company’s financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2005, as reported in Company’s Form 10-K filed with the SEC on or about March 21, 2006.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of March 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None other than ordinary routine litigation incidental to the Company’s business.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.  Description

10.1     Form of Stock Option Award (incorporated by reference to Exhibit 99.1 in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006.

31.1  Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2  Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32              Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

May 12, 2006	____Alan J. Hyatt_________________________________________
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2006	_____Thomas G. Bevivino___________________________________
Thomas G. Bevivino, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.  Description

31.1  Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2  Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32              Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
                   Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002