Form 10-Q
period 2006-08-10
SEVERN BANCORP INC
filed 2006-08-11
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

The registrant has 9,150,250 shares of Common Stock, par value $0.01 per share, outstanding at August 10, 2006

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	June 30,		December 31,
	2006		2005
	(Unaudited	)
ASSETS
Cash and due from banks	$11,154		$8,771
Interest bearing deposits in other banks	1,535		301
Federal funds sold	7,528		15,923
Cash and cash equivalents	20,217		24,995
Investment securities held to maturity	7,911		8,290
Loans held for sale	600		3,216
Loans receivable, net of allowance for loan losses of
$8,262 and $7,505, respectively	833,609		776,117
Premises and equipment, net	24,560		19,963
Federal Home Loan Bank of Atlanta stock at cost	9,108		8,513
Accrued interest receivable and other assets	8,701		8,680

Total assets	$904,706		$849,774

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$633,456		$594,893
Short-term borrowings	-		26,000
Long-term borrowings	165,000		132,000
Subordinated debentures	20,619		20,619
Accrued interest payable and other liabilities	5,850		3,550

Total liabilities	824,925		777,062

Stockholders’ Equity
Common stock, $0.01 par value, 20,000,000 shares authorized;
9,149,950 and 8,318,184 issued and outstanding, respectively	91		83
Additional paid-in capital	28,193		11,516
Retained earnings	51,497		61,113

Total stockholders' equity	79,781		72,712

Total liabilities and stockholders' equity	$904,706		$849,774

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Interest Income
Loans	$17,148	$13,480	$33,005	$25,775
Securities, taxable	68	89	139	174
Other	329	160	656	293
Total interest income	17,545	13,729	33,800	26,242

Interest Expense
Deposits	5,788	3,821	10,614	7,210
Short-term borrowings	159	269	245	381
Long-term borrowings	1,818	1,137	3,750	2,139
Total interest expense	7,765	5,227	14,609	9,730

Net interest income	9,780	8,502	19,191	16,512
Provision for loan losses	375	453	757	695
Net interest income after provision for loan losses	9,405	8,049	18,434	15,817

Other Income
Real estate commissions	1,003	143	1,069	291
Real estate management fees	138	109	247	209
Mortgage banking activities	245	391	444	710
Other	5	154	231	293
Total other income	1,391	797	1,991	1,503

Non-Interest Expenses
Compensation and related expenses	3,066	2,270	5,333	4,523
Occupancy	182	175	371	353
Other	757	811	1,340	1,660
Total non-interest expenses	4,005	3,256	7,044	6,536

Income before income tax provision	6,791	5,590	13,381	10,784
Income tax provision	2,704	2,054	5,312	4,098

Net income	$4,087	$3,536	$8,069	$6,686

Basic earnings per share	$.45	$.39	$.88	$.73

Diluted earnings per share	$.45	$.39	$.88	$.73

Common stock dividends declared per share	$.06	$.05	$.12	$.11

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For The Six Months Ended June 30,
	2006	2005

Cash Flows from Operating Activities

Net income	$8,069	$6,686
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(2,128)	(1,798)
Net amortization of premiums and discounts	15	16
Provision for loan losses	757	695
Provision for depreciation	200	188
Gain on sale of loans	(189)	(396)
Proceeds from loans sold to others	16,477	35,257
Loans originated for sale	(13,672)	(36,222)
Stock-based compensation expense	99	-
Increase in accrued interest receivable and other assets	(21)	(479)
Increase in accrued interest payable and other liabilities	2,300	2,160

Net cash provided by operating activities	11,907	6,107

Cash Flows from Investing Activities

Principal collected on mortgage backed securities	364	609
Net increase in loans	(56,121)	(82,580)
Investment in premises and equipment	(4,797)	(5,727)
Purchase of Federal Home Loan Bank of Atlanta stock	(595)	(2,530)
Net cash used in investing activities	(61,149)	(90,228)

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(dollars in thousands)

	For The Six Months Ended June 30,
	2006	2005

Cash Flows from Financing Activities

Net increase in deposits	38,563	35,256
Net increase (decrease) in short-term borrowings	(26,000)	31,000
Additional borrowed funds, long-term	40,000	20,000
Repayment of borrowed funds, long term	(7,000)	(2,000)
Redemption of preferred securities of subsidiary	-	(4,000)
Cash dividends paid	(1,099)	(998)

Net cash provided by financing activities	44,464	79,258
Decrease in cash and cash equivalents	(4,778)	(4,863)
Cash and cash equivalents at beginning of year	24,995	18,038

Cash and cash equivalents at end of period	$20,217	$13,175

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest paid	$14,577	$9,429

Income taxes paid	$5,645	$4,236

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 or any other interim period. The unaudited consolidated financial statements for the three and six months ended June 30, 2006 should be read in conjunction with the audited consolidated financial statements and related notes, which are incorporated by reference in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2005.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

Note 4 - Earnings Per Share and Stock Dividend

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for each period. Diluted earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding after consideration of the dilutive effect of the Company’s outstanding stock options. Potential common shares related to stock options are determined using the treasury share method. For the three and six month period ended June 30, 2006, all of the Company’s outstanding stock options, which totaled 113,300, were included in the diluted earnings per share calculation. There were no outstanding stock options for the three and six month periods ended June 30, 2005. The below amounts have been retroactively adjusted to give effect to a 10% stock dividend declared on February 21, 2006, effective for shares outstanding on March 28, 2006. The accompanying Statement of Financial Condition as of June 30, 2006 reflects the issuance of 831,766 shares of common stock and the $16,585,000 transfer from retained earnings to common stock and additional paid-in capital related to this 10% stock dividend.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Common shares - weighted average (basic)	9,149,950	9,149,950	9,149,950	9,149,950
Common share equivalents - weighted average	10,096	-	3,011	-
Common shares - diluted	9,160,046	9,149,950	9,152,961	9,149,950

Note 5 - Reclassifications

Certain prior year’s amounts have been reclassified to conform to the current year’s method of presentation.

Note 6 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments. The Company had $6,366,000 of standby letters of credit outstanding as of June 30, 2006. Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2006 and December 31, 2005 for guarantees under standby letters of credit issued is not material.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

Note 7 - Regulatory Matters

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

The following table presents the Bank’s capital position:

	Actual	Actual	To Be Well Capitalized Under
	at June 30, 2006	at December 31, 2005	Prompt Corrective Provisions
Tangible (1)	10.4%	10.3%	N/A
Tier I Capital (2)	12.3%	12.2%	6.0%
Core (1)	10.4%	10.3%	5.0%
Total Capital (2)	13.4%	13.3%	10.0%

(1) To adjusted total assets
(2) To risk-weighted assets.

Note 8 - Stock-Based Compensation

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

Effective January 1, 2006, the Company adopted SFAS 123R using the modified-prospective transition method. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statement of income at fair value. Under the modified-prospective transition method, the Company would recognize an expense over the remaining required service period for any stock options granted prior to January 1, 2006 for the portion of those grants for which the requisite service has not yet been rendered of which there were none. Accordingly, no adjustment was made to prior period amounts nor was any expense recorded for options granted prior to January 1, 2006 for which their requisite service period had been rendered by that date. Stock-based compensation expense for the six months ended June 30, 2006 and June 30, 2005 totaled $99,000 and $0, respectively.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

The weighted average grant-date fair value of options granted in February 2006, adjusted for stock dividends, was $6.73. The fair value of the options awarded under the option plan is estimated on the date of grant using the Black-Scholes valuation model, which is dependent upon certain assumptions as presented below

2006
Expected life (in years)	4.83
Risk-free interest rate	4.59%
Expected volatility	53.66%
Expected dividend yield	4.54%

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

Information regarding the Company’s stock option plan as of June 30, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	Life	Value
Options outstanding, beginning of year	-	$ -
Options granted	113,300	17.43
Options outstanding, end of quarter	113,300	$17.43	4.48	$640,000
Options exercisable, end of quarter	9,900	$17.18	2.65	$ 53,000
Option price range at end of quarter	$17.18 to $18.90

There were no stock options exercised during the six months ended June 30, 2006 or June 30, 2005.

Note 9 - Commitments

HS West is constructing a building in Annapolis, Maryland to serve as the Company’s and the Bank’s administrative headquarters. A branch office of the Bank will be included. As of June 30, 2006, HS West has incurred approximately $20.6 million of costs. The total cost is expected to be approximately $25.7 million after interior fit-out, with completion anticipated in the fall of 2006.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

Note 10 - Recent Accounting Pronouncements

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - and interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company

The Company is a savings and loan holding company chartered in the state of Maryland in 1990. It conducts business through three subsidiaries: the Bank, which is the Company’s principal subsidiary; Louis Hyatt, Inc., doing business as Hyatt Commercial, a commercial real estate brokerage and property management company; and SBI Mortgage Company, which holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation, doing business as Annapolis Equity Group, which acquires real estate for syndication and investment purposes. The Bank has three branches in Anne Arundel County, Maryland, which offer a full range of deposit products. The Bank originates mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Northern Virginia. The Bank, through its subsidiary HS West, is currently constructing a building in Annapolis, Maryland to serve as the Company’s and the Bank’s administrative headquarters. A branch of the Bank will be included. As of June 30, 2006, HS West had incurred approximately $20.6 million of costs. The total cost is expected to be approximately $25.7 million after interior fit-out, with completion expected in the fall of 2006. The Company’s common stock trades under the symbol “SVBI” on the Nasdaq Capital Market.

Forward Looking Statements

In addition to the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements contained herein include, but are not limited to, those with respect to management’s determination of the amount of loan loss allowance; the effect of changes in interest rates; and changes in deposit insurance premiums. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements. The Company’s operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences include, but are not limited to, changes in the economy and interest rates in the nation and Company’s general market area, federal and state regulation, competition and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

The Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (Statement 123R) in the first quarter of 2006, using the “modified prospective method”. Prior to the implementation of FAS 123R, stock options issued under shareholder approved employee and director stock option plans were accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no compensation expense was recognized related to these plans. Stock options are granted at exercise prices not less than the fair value of the common stock on the date of grant. See Note 8 (Stock-Based Compensation) of the accompanying financial statements.

Overview

The primary business of the Company is mortgage lending. The demand for construction lending and purchase money mortgage lending during the first six months of 2006 continued to remain strong, though loan origination activity began to slow. The Company continues to earn a good “spread “ between its cost of funds and what it earns on loans, even though interest rates have steadily risen over the past three years from their historical low levels. In spite of higher interest rates, and indications that loan demand may decrease, the Company’s loan growth in its portfolio has been strong. Loan receivables, net of the allowance for loan losses, increased $57,492,000, or 7.4%, to $833,609,000 at June 30, 2006, compared to $776,117,000 at December 31, 2005.

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

Results of Operations

Net income increased by $551,000, or 15.6%, to $4,087,000 for the second quarter of 2006, compared to $3,536,000 for the second quarter of 2005. Basic and diluted earnings per share increased by $.05 or 12.8% to $.44 for the second quarter of 2006, compared to $.39 for the second quarter of 2005. Net income for the six months ended June 30, 2006 increased by $1,383,000, or 20.7%, to $8,069,000, compared to $6,686,000 for the same period in 2005. Basic and diluted earnings per share for the six months ended June 30, 2006 increased by $.15, or 20.5%, to $.88, compared to $.73 for the same period in 2005. The increase in net income and basic and diluted earnings per share over last year is a result of continued growth in the Company’s mortgage portfolio coupled with the Company’s continued ability to maintain low operating expenses. The Company’s interest rate spread increased by .05%, to 4.32% for the six months ended June 30, 2006, compared to 4.27% for the same period in 2005.

Net interest income, which is interest earned net of interest charges, increased by $1,278,000, or 15.0%, to $9,780,000 for the second quarter of 2006, compared to $8,502,000 for the second quarter of 2005. Net interest income for the six months ended June 30, 2006 increased by $2,679,000, or 16.2%, to $19,191,000, compared to $16,512,000 for the same period in 2005. The primary reason for the increase in net interest income was the Company’s growth in interest earning assets. This increase was a result of the continued loan demand and growth of the Company’s mortgage portfolio. Net yield on interest earning assets for the six months ended June 30, 2006 was 4.61% compared to 4.53% for the same period in 2005, a rise of .08%. The growth in net yield was primarily a result of a larger increase in interest earning assets compared to interest-bearing liabilities.

The provision for loan losses decreased by $78,000, or 17.2%, to $375,000 for the second quarter of 2006, compared to $453,000 for the second quarter of 2005. The provision for loan losses for the six months ended June 30, 2006 increased by $62,000, or 8.9%, to $757,000, compared to $695,000 for the same period in 2005. The provision for loan losses and allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio. Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors. While management believes the current allowance for loan losses is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

Other income increased by $594,000, or 74.5%, to $1,391,000 for the second quarter of 2006, compared to $797,000 for the second quarter of 2005. Other income for the six months ended June 30, 2006 increased by $488,000, or 32.5%, to $1,991,000, compared to $1,503,000 for the same period in 2005. The primary reason for the increase in other income in those periods was an increase in real estate commissions. Real estate commissions increased $860,000, or 601.4%, to $1,003,000 for the second quarter of 2006, compared to $143,000 for the second quarter of 2005. Real estate commissions for the six months ended June 30, 2006 increased $778,000, or 267.4%, to $1,069,000, compared to $291,000 for the same period in 2005. This increase was a result of the settlement of three commercial properties at Hyatt Commercial in the second quarter. In addition, mortgage-banking activities decreased by $146,000, or 37.3%, to $245,000 for the second quarter of 2006, compared to $391,000 for the same period in 2005. This decrease was primarily a result of a $131,000 decrease in gain on sale of loans, and a $15,000 decrease in mortgage processing and servicing fees. These decreases were a result of a decrease in loans sold on the secondary market, and in residential loans being refinanced during the second quarter of 2006 compared to the second quarter of 2005. Mortgage banking activity decreased by $266,000, or 37.5%, to $444,000 for the six months ended June 30, 2006, compared to $710,000 in the same period in 2005. This decrease was primarily a result of a $199,000 decrease in gain on sale of loans, and a $67,000 decrease in mortgage processing and servicing fees.

Total non-interest expenses increased by $749,000, or 23.0%, to $4,005,000 for the second quarter of 2006, compared to $3,256,000 for the second quarter of 2005. Total non-interest expenses for the six months ended June 30, 2006 increased $508,000, or 7.8%, to $7,044,000, compared to $6,536,000 for the same period in 2005. Compensation and related expenses increased by $796,000, or 35.1%, to $3,066,000 for the second quarter of 2006, compared to $2,270,000 for the same period in 2005. Total compensation and related expenses for the six months ended June 30, 2006 increased by $810,000, or 17.9%, to $5,333,000, compared to $4,523,000 for the same period in 2005. This increase was primarily because of commissions paid by Hyatt Commercial to the commercial real estate agent involved in the three commercial property settlements in the second quarter of 2006, and higher salaries and commissions paid in 2006. Other non-interest expenses decreased by $54,000, or 6.7%, to $757,000 for the second quarter of 2006, compared to $811,000 for the second quarter of 2005. Other non-interest expenses for the six months ended June 30, 2006 decreased $320,000, or 19.3%, to $1,340,000, compared to $1,660,000 for the same period in 2005. The decrease in 2006 was primarily due to one-time write-offs of $214,000 taken in the first quarter of 2005.

Income Taxes

The income tax provision increased by $650,000, or 31.6%, to $2,704,000 for the second quarter of 2006, compared to $2,054,000 for the second quarter of 2005. The income tax provision for the six months ended June 30, 2006 increased by $1,214,000, or 29.6%, to $5,312,000, compared to $4,098,000 for the same period in 2005. The effective tax rate for the six months ended June 30, 2006 was 39.7% compared to 38.0% for the same period in 2005.

Analysis of Financial Condition

Total assets increased by $54,932,000, or 6.5%, to $904,706,000 at June 30, 2006, compared to $849,774,000 at December 31, 2005. Cash and cash equivalents decreased by $4,778,000, or 19.1%, to $20,217,000 at June 30, 2006, compared to $24,995,000 at December 31, 2005. This decrease was primarily due to decreased federal funds sold to satisfy loans growth. Loan demand continued to grow during 2006, as net loans receivable increased $57,492,000, or 7.4%, to $833,609,000 at June 30, 2006, compared to $776,117,000 at December 31, 2005. Loans held for sale decreased $2,616,000, or 81.3%, to $600,000 at June 30, 2006, compared to $3,216,000 at December 31, 2005. Total deposits increased $38,563,000, or 6.5%, to $633,456,000 at June 30, 2006 compared to $594,893,000 at December 31, 2005. This increase is primarily attributable to an ongoing campaign by the Company to attract money market deposit accounts and promotions to obtain shorter-term certificates of deposit. FHLB Atlanta advances increased $7,000,000, or 4.4%, to $165,000,000 at June 30, 2006, compared to $158,000,000 as of December 31, 2005. This is a result of purchasing long term FHLB Atlanta advances to assist with loan growth and to take advantage of current market rates in a rising rate environment.

Stockholders’ Equity

Total stockholders’ equity increased $7,069,000, or 9.7%, to $79,781,000 at June 30, 2006 compared to $72,712,000 as of December 31, 2005. This increase is primarily a result of net earnings, offset by dividends declared.

Asset Quality

Non-accrual loans (those loans 120 or more days in arrears) increased $281,000, or 16.6%, to $1,974,000 as of June 30, 2006, compared to $1,693,000 as of December 31, 2005. This increase is a result of an increase in the number and size of loans that were 120 or more days in arrears at June 30, 2006. There were no charge offs in the six months ended June 30, 2006. At June 30, 2006, the total allowance for loan losses was $8,262,000, which was .99% of total net loans, compared with $7,505,000, which was .96% of total net loans as of December 31, 2005. The allowance for loan losses is based on management’s judgment and evaluation of the loan portfolio. Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

Liquidity

The Company’s liquidity is determined by its ability to raise funds through loan payments, maturing investments, deposits, borrowed funds, capital, and the sale of loans. Based on the internal and external sources available, the Company’s liquidity position exceeded anticipated short-term and long-term needs at June 30, 2006. Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In assessing its liquidity, the management of the Company considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that the Company may take advantage of business opportunities.

Management believes it has sufficient cash flow and liquidity to meet its current commitments. Certificates of deposit, which are scheduled to mature in less than one year, totaled $400,265,000 at June 30, 2006. Based on past experience, management believes that a significant portion of such deposits will remain with the Company. At June 30, 2006, the Company had commitments to originate loans of $34,189,000, unused lines of credit of $34,986,000, and commitments under standby letters of credit of $6,366,000. In addition, the Company expects to incur an additional $5,096,000, including interior fit-out, for construction costs associated with its new headquarters. The Company has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise. As of June 30, 2006, outstanding FHLB Atlanta borrowings totaled $165,000,000, and the Company had available to it up to an additional $104,395,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities increased $5,800,000 to $11,907,000 for the six months ended June 30, 2006, compared to $6,107,000 for the same period in 2005. This increase is primarily the result of a net increase in proceeds of loans sold to others to loans originated for sale and higher net income in 2006. Net cash used in investing activities decreased $29,079,000 to $61,149,000 for the six months ended June 30, 2006, compared to $90,228,000 for the same period in 2005. This decrease is primarily due to a decrease in loan originations. Net cash provided by financing activities decreased by $34,794,000 to $44,464,000 for the six months ended June 30, 2006, compared to $79,258,000 for the same period in 2005. This decrease is primarily due to a decrease in short-term borrowings from FHLB Atlanta partially offset by an increase in long term FHLB advances. As a result, cash and cash equivalents increased $7,042,000 to $20,217,000 at June 30, 2006, compared to $13,175,000 at June 30, 2005.

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

Average Balance Sheet

The following table presents the Company’s distribution of the average consolidated balance sheets and net interest analysis for the six months ended June 30, 2006 and June 30, 2005.

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Average Balance	Interest	Rate Annualized	Average Balance	Interest	Rate Annualized
	(dollars in thousands)
ASSETS
Loans (1)	$804,120	$33,005	8.21%	$706,514	$25,775	7.30%
Investments (2)	5,000	76	3.04%	5,000	77	3.08%
Mortgage-backed securities	3,116	63	4.04%	4,526	97	4.29%
Other interest-earning assets (3)	20,728	656	6.33%	12,732	293	4.60%

Total interest-earning assets	832,964	33,800	8.12%	728,772	26,242	7.20%

Non-interest earning assets	40,011			24,322

Total assets	$872,975			$753,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$141,177	1,192	1.69%	$159,123	1,106	1.39%
Certificates of deposit	473,942	9,422	3.98%	383,244	6,104	3.19%
Short-term borrowings	8,500	245	5.76%	27,333	381	2.79%
Long-term borrowings	145,833	3,750	5.14%	94,333	2,139	4.53%

Total interest-bearing liabilities	769,452	14,609	3.80%	664,033	9,730	2.93%

Non-interest bearing liabilities	26,621			25,742

Stockholders' equity	76,902			63,319

Total liabilities and stockholders’ equity	$872,975			$753,094

Net interest income and interest rate spread		$19,191	4.32%		$16,512	4.27%

Net interest margin			4.61%			4.53%

Average interest-earning assets to average interest-bearing liabilities			108.25%			109.75%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	The Company does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds and FHLB stock investments.

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at June 30, 2006, as a liability for credit loss.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	June 30, 2006
(dollars in thousands)
Standby letters of credit	$6,366
Home equity lines of credit	$24,310
Unadvanced construction commitments	$115,047
Loan commitments	$9,879
Lines of credit	$34,986
Loans sold with limited repurchase
provisions	$9,215

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of June 30, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on April 26, 2006, at which it (a) re-elected four individuals to serve additional three-year terms as directors and (b) ratified the appointment of Beard Miller Company LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006.

The names of the Directors who were re-elected at the Annual Meeting of Shareholders are as follows:

	Votes For	Votes Against	Votes Withheld
Alan J. Hyatt	7,361,469	0	57,222
Louis DiPasquale, Jr.	7,417,091	0	1,600
Melvin G. Meekins, Jr.	7,359,469	0	59,222
Keith Stock	7,417,091	0	1,600

The names of the Directors whose terms of office continued after the Annual Meeting of Shareholders are as follows:

Melvin Hyatt
S. Scott Kirkley
Ronald P. Pennington
T. Theodore Schultz
Albert W. Shields

The shareholders of the Company ratified the appointment of Beard Miller Company LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006

	Votes For	Votes Against	Votes Abstain
Appointment of Beard Miller Company LLP as independent auditors	7,414,991	1,700	2,000

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

SEVERN BANCORP, INC.

August 11, 2006	Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

August 11, 2006	Thomas G. Bevivino
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