Form 10-Q
period 2006-11-07
SEVERN BANCORP INC
filed 2006-11-09
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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
                     (Addressof principal executive offices)                                     (Zip Code)

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

The registrant has 9,150,850 shares of Common Stock, par value $0.01 per share, outstanding at November 8, 2006

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and due from banks	$11,090	$8,771
Interest bearing deposits in other banks	472	301
Federal funds sold	5,680	15,923
Cash and cash equivalents	17,242	24,995
Investment securities held to maturity	7,608	8,290
Loans held for sale	2,111	3,216
Loans receivable, net of allowance for loan losses of
$8,654 and $7,505, respectively	836,369	776,117
Premises and equipment, net	27,137	19,963
Federal Home Loan Bank of Atlanta stock at cost	9,558	8,513
Accrued interest receivable and other assets	10,150	8,680

Total assets	$910,175	$849,774

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$627,110	$594,893
Short-term borrowings	10,000	26,000
Long-term borrowings	165,000	132,000
Subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	4,169	3,550

Total liabilities	826,898	777,062

Stockholders’ Equity
Common stock, $0.01 par value, 20,000,000 shares authorized;
9,150,850 and 8,318,184 issued and outstanding, respectively	92	83
Additional paid-in capital	28,240	11,516
Retained earnings	54,945	61,113

Total stockholders' equity	83,277	72,712

Total liabilities and stockholders' equity	$910,175	$849,774

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Interest Income
Loans	$17,804	$14,562	$50,809	$40,337
Securities, taxable	65	79	204	253
Other	305	187	961	480
Total interest income	18,174	14,828	51,974	41,070

Interest Expense
Deposits	6,340	4,262	16,954	11,472
Short-term borrowings	49	269	294	650
Long-term borrowings	2,101	1,329	5,851	3,468
Total interest expense	8,490	5,860	23,099	15,590

Net interest income	9,684	8,968	28,875	25,480
Provision for loan losses	392	450	1,149	1,145
Net interest income after provision for loan losses	9,292	8,518	27,726	24,335

Other Income
Real estate commissions	340	77	1,409	368
Real estate management fees	162	108	409	317
Mortgage banking activities	166	391	610	1,101
Other	133	151	364	444
Total other income	801	727	2,792	2,230

Non-Interest Expenses
Compensation and related expenses	2,371	2,169	7,704	6,692
Occupancy	174	181	545	534
Other	810	729	2,150	2,389
Total non-interest expenses	3,355	3,079	10,399	9,615

Income before income tax provision	6,738	6,166	20,119	16,950
Income tax provision	2,740	2,270	8,052	6,368

Net income	$3,998	$3,896	$12,067	$10,582

Basic earnings per share	$.44	$.43	$1.32	$1.16

Diluted earnings per share	$.44	$.43	$1.32	$1.16

Cash dividends declared per share	$.06	$.05	$.18	$.16

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For The Nine Months Ended September 30,
	2006	2005

Cash Flows from Operating Activities

Net income	$12,067	$10,582
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(3,199)	(2,843)
Net amortization of premiums and discounts	23	23
Provision for loan losses	1,149	1,145
Provision for depreciation	245	281
Gain on sale of loans	(257)	(647)
Proceeds from loans sold to others	24,906	60,773
Loans originated for sale	(23,544)	(57,477)
Stock-based compensation expense	131	-
Increase in accrued interest receivable
and other assets	(500)	(1,610)
Increase in accrued interest payable and other liabilities	619	1,601

Net cash provided by operating activities	11,640	11,828

Cash Flows from Investing Activities

Principal collected on investment securities	659	1,266
Net increase in loans	(59,172)	(114,074)
Investment in premises and equipment	(7,461)	(10,083)
Proceeds from disposal of premises and equipment	42	-
Purchase of Federal Home Loan Bank
of Atlanta stock	(1,045)	(2,305)
Net cash used in investing activities	(66,977)	(125,196)

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(dollars in thousands)

	For The Nine Months Ended September 30,
	2006	2005
Cash Flows from Financing Activities

Net increase in deposits	32,217	69,150
Net increase (decrease) in short-term borrowings	(16,000)	11,000
Additional borrowed funds, long-term	40,000	40,000
Repayment of borrowed funds, long term	(7,000)	(7,000)
Redemption of preferred securities of subsidiary	-	(4,000)
Cash dividends paid	(1,648)	(1,497)
Proceeds from exercise of options	15	-

Net cash provided by financing activities	47,584	107,653

Decrease in cash and cash equivalents	(7,753)	(5,715)
Cash and cash equivalents at beginning of year	24,995	18,038

Cash and cash equivalents at end of period	$17,242	$12,323

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest paid	$23,281	$15,268

Income taxes paid	$8,445	$6,635

Transfer of loans to foreclosed real estate	$970	$-

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 or any other interim period. The unaudited consolidated financial statements for the three and nine months ended September 30, 2006 should be read in conjunction with the audited consolidated financial statements and related notes, which are incorporated by reference in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2005.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

Note 4 - Earnings Per Share and Stock Dividend

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for each period. Diluted earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding after consideration of the dilutive effect of the Company’s outstanding stock options. Potential common shares related to stock options are determined using the treasury share method. For the three and nine month periods ended September 30, 2006, all of the Company’s outstanding stock options, which totaled 112,400, were included in the diluted earnings per share calculation. There were no outstanding stock options for the three and nine month periods ended September 30, 2005. The below amounts and cash dividends per share have been retroactively adjusted to give effect to a 10% stock dividend declared on February 21, 2006, effective for shares outstanding on March 28, 2006. The accompanying Statement of Financial Condition as of September 30, 2006 reflects the issuance of 831,766 shares of common stock and the $16,585,000 transfer from retained earnings to common stock and additional paid-in capital related to this 10% stock dividend.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Common shares - weighted average (basic)	9,150,292	9,149,950	9,150,065	9,149,950
Common share equivalents - weighted average	11,431	-	4,217	-
Common shares - diluted	9,161,723	9,149,950	9,154,282	9,149,950

Note 5 - Reclassifications

Certain prior year’s amounts have been reclassified to conform to the current year’s method of presentation.

Note 6 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments. The Company had $6,522,000 of standby letters of credit outstanding as of September 30, 2006. Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2006 and December 31, 2005 for guarantees under standby letters of credit issued is not material.

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

The following table presents the Bank’s capital position:

	Actual	Actual	To Be Well Capitalized Under
	at September 30, 2006	at December 31, 2005	Prompt Corrective Provisions
Tangible (1)	10.7%	10.3%	N/A
Tier I Capital (2)	12.6%	12.2%	6.0%
Core (1)	10.7%	10.3%	5.0%
Total Capital (2)	13.8%	13.3%	10.0%

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

Effective January 1, 2006, the Company adopted SFAS 123R using the modified-prospective transition method. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statement of income at fair value. Under the modified-prospective transition method, the Company would recognize an expense over the remaining required service period for any stock options granted prior to January 1, 2006 for the portion of those grants for which the requisite service has not yet been rendered of which there were none. Accordingly, no adjustment was made to prior period amounts nor was any expense recorded for options granted prior to January 1, 2006 for which their requisite service period had been rendered by that date. Stock-based compensation expense for the nine months ended September 30, 2006 and September 30, 2005 totaled $131,000 and $0, respectively. Stock-based compensation expense for the three months ended September 30, 2006 and September 30, 2005 totaled $32,000 and $0, respectively.

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

Information regarding the Company’s stock option plan as of September 30, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	Life	Value
Options outstanding, beginning of year	-	$ -
Options granted	113,300	17.43
Options exercised	(900)	17.18
Options outstanding, end of period	112,400	$17.28	4.22	$214,000
Options exercisable, end of period	9,000	$17.18	2.39	$ 19,000
Option price range at end of period	$17.18 to $18.90

Options exercised during the nine months ended September 30, 2006 and September 30, 2005 totaled 900 and 0, respectively.

Note 9 - Commitments

HS West is constructing a building in Annapolis, Maryland to serve as the Company’s and the Bank’s administrative headquarters. A branch office of the Bank will be included. As of September 30, 2006, HS West has incurred approximately $22.1 million of costs, which is included in premises and equipment in the Consolidated Statements of Financial Condition. The total cost is expected to be approximately $26.8 million, with completion anticipated by the end of 2006.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

Note 10 - Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No.155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - and interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management does not believe the adoption of FIN 48 will have a material effect on the Company’s financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Management is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on the Company’s financial statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The adoption of SAB 108 did not have a material effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company

The Company is a savings and loan holding company chartered in the state of Maryland. It conducts business through three subsidiaries: the Bank, which is the Company’s principal subsidiary; Louis Hyatt, Inc., doing business as Hyatt Commercial, a commercial real estate brokerage and property management company; and SBI Mortgage Company, which holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation, doing business as Annapolis Equity Group, which acquires real estate for syndication and investment purposes. The Bank has three branches in Anne Arundel County, Maryland, which offer a full range of deposit products. The Bank originates mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Northern Virginia. The Bank, through its subsidiary HS West, is currently constructing a building in Annapolis, Maryland to serve as the Company’s and the Bank’s administrative headquarters. A branch of the Bank will be included. As of September 30, 2006, HS West had incurred approximately $22.1 million of costs, which is included in premises and equipment in the Consolidated Statements of Financial Condition. The total cost is expected to be approximately $26.8 million, with completion expected by the end of 2006. The Company’s common stock trades under the symbol “SVBI” on the Nasdaq Capital Market.

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

Overview

The primary business of the Company is consumer oriented deposit products and residential and commercial mortgages. The demand for construction lending and purchase money mortgage lending has slowed during the first nine months of 2006, with new loan origination activity down from 2005. The Company continues to earn a good “spread “ between its cost of funds and what it earns on loans, even though interest rates remain higher than in the past few years. In spite of higher interest rates, and a slowing demand for loans, the Company’s loan portfolio has increased $60,252,000, or 7.8%, to $836,369,000 at September 30, 2006, compared to $776,117,000 at December 31, 2005.

The Company expects to be challenged as it seeks to grow assets in the form of mortgage loans in a weakening real estate environment. If interest rates increase, there may be less demand for mortgage loan refinancing. The Company will continue to manage loan and deposit pricing against the risks of rising costs of its deposits and borrowings.

The continued success and attraction of the markets in which the Company operates will also be important to the Company’s ability to originate and grow its mortgage loans, as will the Company’s continuing ability to maintain low overhead.

Results of Operations

Net income increased by $102,000, or 2.6%, to $3,998,000 for the third quarter of 2006, compared to $3,896,000 for the third quarter of 2005. Basic and diluted earnings per share increased by $.01, or 2.3%, to $.44 for the third quarter of 2006, compared to $.43 for the third quarter of 2005. Net income for the nine months ended September 30, 2006 increased by $1,485,000, or 14.0%, to $12,067,000, compared to $10,582,000 for the same period in 2005. Basic and diluted earnings per share for the nine months ended September 30, 2006 increased by $.16, or 13.8%, to $1.32, compared to $1.16 for the same period in 2005. The increase in net income and basic and diluted earnings per share over last year is a result of continued growth in the Company’s mortgage portfolio coupled with the Company’s continued ability to maintain low operating expenses. The Company’s interest rate spread decreased by .01%, to 4.27% for the nine months ended September 30, 2006, compared to 4.28% for the same period in 2005.

Net interest income, which is interest earned net of interest charges, increased by $716,000, or 8.0%, to $9,684,000 for the third quarter of 2006, compared to $8,968,000 for the third quarter of 2005. Net interest income for the nine months ended September 30, 2006 increased by $3,395,000, or 13.3%, to $28,875,000, compared to $25,480,000 for the same period in 2005. The primary reason for the increase in net interest income was the Company’s growth in interest earning assets. This increase was a result of the continued loan demand and growth of the Company’s mortgage portfolio. Net yield on interest earning assets for the nine months ended September 30, 2006 was 4.57% compared to 4.55% for the same period in 2005, a rise of .02%. The growth in net yield was primarily a result of an increase in net interest income with a modest growth in interest earning assets.

The provision for loan losses decreased by $58,000, or 12.9%, to $392,000 for the third quarter of 2006, compared to $450,000 for the third quarter of 2005. The provision for loan losses for the nine months ended September 30, 2006 increased by $4,000, or 0.3%, to $1,149,000, compared to $1,145,000 for the same period in 2005. The provision for loan losses and allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio. Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors. While management believes the current allowance for loan losses is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

Other income increased by $74,000, or 10.2%, to $801,000 for the third quarter of 2006, compared to $727,000 for the third quarter of 2005. Other income for the nine months ended September 30, 2006 increased by $562,000, or 25.2%, to $2,792,000, compared to $2,230,000 for the same period in 2005. The primary reason for the increase in other income in those periods was an increase in real estate commissions and real estate management fees, partially offset by a decrease in mortgage banking activities. Real estate commissions increased $263,000, or 341.6%, to $340,000 for the third quarter of 2006, compared to $77,000 for the third quarter of 2005. This increase was the result of increased commercial real estate activity during the third quarter of 2006, compared to the same period in 2005. Real estate commissions for the nine months ended September 30, 2006 increased $1,041,000, or 282.9%, to $1,409,000, compared to $368,000 for the same period in 2005. This increase was a result of the settlement of three commercial properties at Hyatt Commercial in the second quarter. Real estate management fees increased by $54,000, or 50.0%, to $162,000 for the third quarter of 2006, compared to $108,000 for the third quarter of 2005. Real estate management fees for the nine months ended September 30, 2006 increased by $92,000, or 29.0%, to $409,000, compared to $317,000 for the same period in 2005. The primary reason for the increase was the increased management fees earned on the three commercial properties sold in the second quarter of 2006. Earnings from mortgage-banking activities decreased by $225,000, or 57.5%, to $166,000 for the third quarter of 2006, compared to $391,000 for the same period in 2005. This decrease was primarily a result of a $183,000 decrease in gain on sale of loans, and a $42,000 decrease in mortgage processing and servicing fees. Earnings from mortgage banking activity decreased by $491,000, or 44.6%, to $610,000 for the nine months ended September 30, 2006, compared to $1,101,000 in the same period in 2005. This decrease was primarily a result of a $390,000 decrease in gain on sale of loans, and a $108,000 decrease in mortgage processing and servicing fees. These decreases were a result of a decrease in loans sold on the secondary market, and in residential loans being refinanced during the three and nine month periods ended September 30, 2006 compared to the same periods in 2005.

Total non-interest expenses increased by $276,000, or 9.0%, to $3,355,000 for the third quarter of 2006, compared to $3,079,000 for the third quarter of 2005. Total non-interest expenses for the nine months ended September 30, 2006 increased $784,000, or 8.2%, to $10,399,000, compared to $9,615,000 for the same period in 2005. Compensation and related expenses increased by $202,000, or 9.3%, to $2,371,000 for the third quarter of 2006, compared to $2,169,000 for the same period in 2005. Total compensation and related expenses for the nine months ended September 30, 2006 increased by $1,012,000, or 15.1%, to $7,704,000, compared to $6,692,000 for the same period in 2005. This increase was primarily because of higher commissions paid by Hyatt Commercial to commercial real estate agents, consistent with the increase in real estate commissions earned as noted above, and higher salaries paid in 2006. Other non-interest expenses increased by $81,000, or 11.1%, to $810,000 for the third quarter of 2006, compared to $729,000 for the third quarter of 2005. Other non-interest expenses for the nine months ended September 30, 2006 decreased $239,000, or 10.0%, to $2,150,000, compared to $2,389,000 for the same period in 2005. The decrease in 2006 was primarily due to one-time write-offs of $214,000 taken in the first quarter of 2005.

Income Taxes

The income tax provision increased by $470,000, or 20.7%, to $2,740,000 for the third quarter of 2006, compared to $2,270,000 for the third quarter of 2005. The income tax provision for the nine months ended September 30, 2006 increased by $1,684,000, or 26.4%, to $8,052,000, compared to $6,368,000 for the same period in 2005. The effective tax rate for the nine months ended September 30, 2006 was 40.0% compared to 37.6% for the same period in 2005.

Analysis of Financial Condition

Total assets increased by $60,401,000, or 7.1%, to $910,175,000 at September 30, 2006, compared to $849,774,000 at December 31, 2005. Cash and cash equivalents decreased by $7,753,000, or 31.0%, to $17,242,000 at September 30, 2006, compared to $24,995,000 at December 31, 2005. This decrease was primarily due to decreased federal funds sold to satisfy the growth in the loan portfolio. The loan portfolio continued to grow during 2006, as net loans receivable increased $60,252,000, or 7.8%, to $836,369,000 at September 30, 2006, compared to $776,117,000 at December 31, 2005. Loans held for sale decreased $1,105,000, or 34.4%, to $2,111,000 at September 30, 2006, compared to $3,216,000 at December 31, 2005. Total deposits increased $32,217,000, or 5.4%, to $627,110,000 at September 30, 2006 compared to $594,893,000 at December 31, 2005. This increase is primarily attributable to an ongoing campaign by the Company to attract money market deposit accounts and promotions to obtain shorter-term certificates of deposit. FHLB Atlanta borrowings increased $17,000,000, or 10.8%, to $175,000,000 at September 30, 2006, compared to $158,000,000 as of December 31, 2005. This is a result of obtaining long term FHLB Atlanta advances to assist with loan growth and to take advantage of current market rates.

Stockholders’ Equity

Total stockholders’ equity increased $10,565,000, or 14.5%, to $83,277,000 at September 30, 2006 compared to $72,712,000 as of December 31, 2005. This increase is primarily a result of net earnings, offset by dividends declared.

Asset Quality

Non-accrual loans (those loans 120 or more days in arrears) increased $1,773,000, or 104.7%, to $3,466,000 as of September 30, 2006, compared to $1,693,000 as of December 31, 2005. This increase is a result of an increase in the number and size of loans that were 120 or more days in arrears at September 30, 2006. There were no charge offs in the nine months ended September 30, 2006. At September 30, 2006, the total allowance for loan losses was $8,654,000, which was 1.03% of total net loans, compared with $7,505,000, which was .96% of total net loans as of December 31, 2005. The allowance for loan losses is based on management’s judgment and evaluation of the loan portfolio. Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses. During the quarter ended September 30, 2006, management foreclosed on property with an appraised value of $1,180,000, and a book value of $970,000.

Liquidity

The Company’s liquidity is determined by its ability to raise funds through loan payments, maturing investments, deposits, borrowed funds, capital, and the sale of loans. Based on the internal and external sources available, the Company’s liquidity position exceeded anticipated short-term and long-term needs at September 30, 2006. Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In assessing its liquidity, the management of the Company considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that the Company may take advantage of business opportunities.

Management believes it has sufficient cash flow and liquidity to meet its current commitments. Certificates of deposit, which are scheduled to mature in less than one year, totaled $370,763,000 at September 30, 2006. Based on past experience, management believes that a significant portion of such deposits will remain with the Company. At September 30, 2006, the Company had commitments to originate loans of $38,159,000, unused lines of credit of $38,128,000, and commitments under standby letters of credit of $6,522,000. In addition, the Company expects to incur an additional $4,691,000, including interior fit-out, for construction costs associated with its new headquarters. The Company has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise. As of September 30, 2006, outstanding FHLB Atlanta borrowings totaled $175,000,000, and the Company had available to it an additional $95,512,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities decreased $188,000 to $11,640,000 for the nine months ended September 30, 2006, compared to $11,828,000 for the same period in 2005. This decrease is primarily the result of a decrease in the proceeds from loans sold to others partially offset by an increase in net income and a decrease in loans originated for sale. Net cash used in investing activities decreased $58,219,000 to $66,977,000 for the nine months ended September 30, 2006, compared to $125,196,000 for the same period in 2005. This decrease is primarily due to a decrease in loan originations. Net cash provided by financing activities decreased by $60,069,000 to $47,584,000 for the nine months ended September 30, 2006, compared to $107,653,000 for the same period in 2005. This decrease is primarily due to a decrease in deposit growth and a decrease in short-term borrowings from FHLB Atlanta.

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

Average Balance Sheet

The following table presents the Company’s distribution of the average consolidated balance sheets and net interest analysis for the nine months ended September 30, 2006 and September 30, 2005.

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Average Balance	Interest	Rate Annualized	Average Balance	Interest	Rate Annualized
	(dollars in thousands)
ASSETS
Loans (1)	$814,873	$50,809	8.31%	$723,830	$40,337	7.43%
Investments (2)	5,000	115	3.07%	5,000	116	3.09%
Mortgage-backed securities	2,960	89	4.01%	4,277	137	4.27%
Other interest-earning assets (3)	19,815	961	6.47%	14,152	480	4.52%

Total interest-earning assets	842,648	51,974	8.22%	747,259	41,070	7.33%

Non-interest earning assets	41,812			26,033

Total assets	$884,460			$773,292

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$139,410	1,961	1.88%	$157,169	1,729	1.47%
Certificates of deposit	479,565	14,993	4.17%	398,075	9,743	3.26%
Short-term borrowings	7,889	294	4.97%	25,778	650	3.36%
Long-term borrowings	152,222	5,851	5.12%	101,333	3,468	4.56%

Total interest-bearing liabilities	779,086	23,099	3.95%	682,355	15,590	3.05%

Non-interest bearing liabilities	26,707			26,009

Stockholders' equity	78,667			64,928

Total liabilities and stockholders’ equity	$884,460			$773,292

Net interest income and interest rate spread		$28,875	4.27%		$25,480	4.28%

Net interest margin			4.57%			4.55%

Average interest-earning assets to average interest-bearing liabilities			108.16%			109.51%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	The Company does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at September 30, 2006, as a liability for credit loss.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	September 30, 2006
(dollars in thousands)
Standby letters of credit	$6,522
Home equity lines of credit	$24,406
Unadvanced construction commitments	$113,677
Loan commitments	$13,753
Lines of credit	$38,128
Loans sold with limited repurchase
provisions	$10,486

Legal Proceedings

There are various claims pending involving the Company, arising in the normal course of business. Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to the Company’s financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2005, as reported in Company’s Form 10-K filed with the SEC on or about March 21, 2006.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of September 30, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SEVERN BANCORP, INC.

November 9, 2006	Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2006	Thomas G. Bevivino
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