Form 10-K
period 2006-12-31
SEVERN BANCORP INC
filed 2007-03-14
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

For Annual and Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[X]                     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006.

or
[  ]                   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission File Number 0-49731

SEVERN BANCORP, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	52-1726127
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

200 Westgate Circle, Suite 200, Annapolis, Maryland	21401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (410) 260-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).
Yes [ ] No [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2006 was $81,941,427 ($18.97 per share based on shares of common stock outstanding at June 30, 2006).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding or each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 1, 2007, there were issued and outstanding 9,150,850 shares of the registrant’s common stock.

Documents Incorporated by Reference: Portions of the definitive Proxy Statement in connection with the Annual Meeting of Shareholders.

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

Bancorp disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise.

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

On December 17, 2004, Bancorp acquired all the common stock of newly formed Severn Capital Trust I, a Delaware business trust. Severn Capital Trust I issued $20,000,000 of trust preferred securities in a private placement pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended. Bancorp irrevocably and unconditionally guarantees the trust preferred securities. The proceeds of the trust preferred securities were used to purchase subordinated debentures of Bancorp.

The Bank has four branches in Anne Arundel County, Maryland, which offer a full range of deposit products, and originate mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Northern Virginia.

As of December 31, 2006, Bancorp had total assets of $911,916,000, total deposits of $626,524,000, and total stockholders’ equity of $86,442,000. Net income of Bancorp for the year ended December 31, 2006 was $15,748,000.

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
Executive Vice President
Severn Bancorp, Inc.
200 Westgate Circle, Suite 200
Annapolis, Maryland 21401

The information on the website listed above, is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document. This website is and is only intended to be an inactive textual reference.

Business of the Bank

The Bank was organized in 1946 in Baltimore, Maryland as Pompei Permanent Building and Loan Association. It relocated to Annapolis, Maryland in 1980 and its name was changed to Severn Savings Association. Subsequently, the Bank obtained a federal charter and changed its name to Severn Savings Bank, FSB. The Bank operates four full-service branch offices, one administrative office and one accounting and servicing office. The Bank operates as a federally chartered savings bank whose principal business is attracting deposits from the general public and investing those funds in mortgage loans. The Bank also uses advances, or loans from the Federal Home Loan Bank of Atlanta, (“FHLB-Atlanta”) to fund its mortgage activities. The Bank provides a wide range of retail and mortgage banking services. Deposit services include checking, savings, money market, time deposit and individual retirement accounts. Loan services include various types of real estate, consumer, and commercial lending. The Bank also provides safety deposit boxes, ATMs, debit cards, internet and telephone banking.

The Bank’s revenues are derived principally from interest earned on mortgage loans, fees charged in connection with the loans and banking services, and gains realized from the sale of mortgage loans. The Bank’s primary sources of funds are deposits, advances from the FHLB-Atlanta, principal amortization and prepayment of its loans. The principal executive offices of the Bank are maintained at 200 Westgate Circle, Suite 200, Annapolis Maryland, 21401. Its telephone number is 410-260-2600 and its e-mail address is mailman@severnbank.com.

In addition to its deposit and lending activities, the Bank offers title insurance and real estate settlement services through its wholly owned subsidiary, Homeowner’s Title and Escrow Corporation (“Homeowner’s”).

As of December 31, 2004, the Bank owned all of the Common Stock of Severn Preferred Capital Corporation (“Severn Capital”). On December 22, 2004, the Bank announced it was liquidating Severn Capital and redeeming the outstanding preferred stock at $20 per share on January 31, 2005. Severn Capital was a real estate investment trust that issued and had outstanding 200,002 shares of Series A Preferred Stock. The preferred stock had an aggregate outstanding balance of $4,000,040 at December 31, 2004, which qualified as regulatory capital of the Bank. The Series A Preferred Stock paid a 9% annual non-cumulative dividend. On January 31, 2005, the Bank liquidated Severn Capital and redeemed the outstanding preferred stock at $20 per share.

The Thrift Industry

Thrift institutions are financial intermediaries which historically have accepted savings deposits from the general public and, to a lesser extent, borrowed funds from outside sources and invested those deposits and funds primarily in loans secured by first mortgage liens on residential and other types of real estate. Such institutions may also invest their funds in various types of short- and long-term securities. The deposits of thrift institutions are insured by the Savings Association Insurance Fund (“SAIF”) as administered by the Federal Deposit Insurance Corporation (“FDIC”), and these institutions are subject to extensive regulations. These regula-tions govern, among other things, the lending and other investment powers of thrift institutions, including the terms of mortgage instruments these institutions are permitted to utilize, the types of deposits they are permitted to accept, and reserve require-ments.

The operations of thrift institutions, including those of the Bank, are significantly affected by general economic conditions and by related monetary and fiscal policies of the federal government and regulations and policies of financial institution regulatory authorities, including the Board of Governors of the Federal Reserve System (the “FRB”) and the Office of Thrift Supervision (“OTS”). Lending activities are influenced by a number of factors including the demand for housing, conditions in the construction industry, and availability of funds. Sources of funds for lending activities include savings deposits, loan principal payments, proceeds from sales of loans, and borrowings from the Federal Home Loan Bank (“FHLB”) and other sources. Savings flows at thrift institutions such as the Bank are influenced by a number of factors including interest rates on competing investments and levels of personal income.

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

    For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Bank’s interest income and expense during the fiscal years ending December 31, 2006 and 2005, refer to Item 6, “Selected Financial Data - Rate Volume Table”.

Market Area

The Bank’s market area for deposit gathering is primarily Anne Arundel County, Maryland and nearby areas, due to its four branch locations, all located in Anne Arundel County. The principal business of the Bank is attracting deposits from the general public and investing those deposits, together with other funds, in mortgage and consumer loans, mortgage-backed securities and investment securities. The Bank’s revenues are derived principally from interest earned on mortgage, consumer and other loans, fees charged in connection with loans and banking services, interest and dividends earned on other investments. The Bank’s primary sources of funds are deposits and loan interest, principal amortization and prepayments.

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

	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Residential mortgage	$249,448	26.15%	$219,988	23.71%	$215,767	27.30%	$187,498	30.83%	$142,342	28.87%
Construction, land acquisition and
development	339,122	35.55%	390,376	42.07%	343,101	43.42%	240,757	39.58%	191,196	38.77%
Land	90,747	9.51%	77,319	8.33%	33,419	4.23%	25,820	4.25%	20,109	4.08%
Lines of credit	40,733	4.27%	35,491	3.82%	29,096	3.68%	19,581	3.22%	12,472	2.53%
Commercial real estate	193,299	20.26%	163,449	17.61%	127,768	16.17%	106,823	17.56%	90,862	18.43%
Commercial non-real estate	3,348	0.35%	3,412	0.37%	3,859	0.49%	3,813	0.63%	3,445	0.70%
Home equity	32,758	3.44%	32,974	3.55%	28,101	3.56%	18,391	3.02%	11,197	2.27%
Consumer	1,537	0.16%	1,768	0.19%	2,489	0.31%	2,364	0.39%	3,979	0.81%
Loans held for sale	2,970	0.31%	3,216	0.35%	6,654	0.84%	3,175	0.52%	17,481	3.54%

Total gross loans	953,962	100.00%	927,993	100.00%	790,254	100.00%	608,222	100.00%	493,083	100.00%

Deferred loan origination fees and costs, net	(4,712)		(4,916)		(4,157)		(3,344)		(2,674)

Loans in process	(104,747)		(136,239)		(123,195)		(94,020)		(67,593)

Allowance for loan losses	(9,026)		(7,505)		(5,935)		(4,832)		(3,991)

Total loans net	$835,477		$779,333		$656,967		$506,026		$418,825

Lending Activities

General

The Bank originates mortgage loans of all types, including residential, residential-construction, commercial-construction, commercial and land and residential lot loans. To a lesser extent, the Bank also originates non-mortgage loans, which include consumer, business and commercial loans. These loans constitute a small part of the Bank’s portfolio.

The Bank originated and funded $285,820,000 and $326,315,000 of mortgage loans for the years ended December 31, 2006 and 2005, respectively.

Loan Origination Procedures

The following table contains information on the activity of the Bank’s loans held for sale and its loans held for investment in its portfolio:

	For the Years ended December 31,
	2006	2005	2004
	(dollars in thousands)
Held for Sale:
Beginning balance	$3,216	$6,654	$3,175
Originations	31,322	73,766	74,352
Net sales	(31,568)	(77,204)	(70,873)

Ending balance	$2,970	$3,216	$6,654

Held for investment:
Beginning balance	$924,777	$783,600	$605,047
Originations and purchases	260,715	252,525	262,278
Repayments/payoffs	(234,500)	(111,348)	(83,725)

Ending balance	$950,922	$924,777	$783,600

The Bank originates residential mortgage loans that are intended for sale in the secondary market as well as loans that are to be held in the Bank’s investment portfolio. Loans sold in the secondary market are primarily sold to investors with which the Bank maintains a correspondent relationship. These loans are made in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market, and are approved either by the Bank’s underwriter or the correspondent’s underwriter. Loans considered for the Bank’s portfolio are approved by the Bank’s loan committee, which includes two Executive Vice Presidents. Meetings of the loan committee are open to attendance by any member of the Bank’s Board of Directors who wishes to attend. The loan committee reports to and consults with the Board of Directors in interpreting and applying the Bank’s lending policy, and for loan approval on any single loan over $2 million, or loan relationships over $5 million.

Loans that are sold are typically long-term (15 or more years) loans with fixed interest rates eligible for resale in the secondary market. Loans retained for the Bank’s portfolio include construction loans, commercial loans and loans that periodically reprice or mature prior to the end of an amortized term. Loans are generally sold with servicing released. However, as of December 31, 2006, the Bank was servicing $923,000 in loans for Federal Home Loan Mortgage Corporation (“FHLMC”) and $58,869,000 in loans for other investors.

The following table contains information, as of December 31, 2006, on the percentage of fixed-rate single-family loans serviced for others by the Bank, by interest rate category.

Coupon range	Percentage of Portfolio
Less than 5.00%	43.3%
5.01 - 6.00%	0.0%
6.01 - 7.00%	4.0%
7.01 - 8.00%	4.1%
Over 8.00%	48.6%
100.0%

The Bank’s mortgage loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. The authority of the loan committee to approve loans is established by the Board of Directors and currently is commensurate with the Bank’s limitation on loans to one borrower. The Bank’s maximum amount of loans to one borrower currently is equal to 15% of the Bank’s unimpaired capital, or $14,917,000 as of December 31, 2006. Loans greater than this amount require participation by one or more additional lenders. Letters of credit are subject to the same limitations as direct loans. The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate. The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

Commercial Real Estate Loans

At December 31, 2006, the Bank’s commercial real estate loan portfolio totaled $193,299,000, or 20.3% of the Bank’s total loan portfolio. All of the Bank’s commercial loans are secured by improved property such as office buildings, retail strip shopping centers, industrial condominium units and other small businesses most of which are located in the Bank’s primary lending area. The largest commercial real estate loan outstanding at December 31, 2006 was a $4,379,000 loan secured by an office building in Annapolis, Maryland. This loan has consistently performed in accordance with the terms of the debt instrument.

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

Construction Loans

The Bank originates loans to finance the construction of one-to-four family dwellings, and to a lesser extent, commercial real estate. It also originates loans for the acquisition and development of unimproved property to be used for residential and/or commercial purposes in cases where the Bank is to provide the construction funds to improve the properties. As of December 31, 2006, the Bank had 577 construction loans outstanding in the gross aggregate amount of $339,122,000, representing 35.6% of its loan portfolio, of which $104,747,000 was unadvanced.

Construction loan amounts are based on the appraised value of the property and, for builder loans, a feasibility study as to the potential marketability and profitability of the project. Construction loans generally have terms of up to one year, with reasonable extensions as needed, and typically have interest rates that float monthly at margins ranging ½ percent to 2 percent above the prime rate. In addition to builders’ projects, the Bank finances the construction of single family, owner-occupied houses where qualified contractors are involved and on the basis of strict written underwriting and construction loan guidelines. Construction loans are structured either to be converted to permanent loans with the Bank upon the expiration of the construction phase or to be paid off by financing from another financial institution.

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

Multi-Family Lending

The Bank occasionally originates multi-family loans with terms up to 30 years, but with rate adjustments or balloon payments generally at three to five years. These loans are generally made in amounts up to 75% of the appraised value of the secured property. In making these loans, the Bank bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service, the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar property, the marketability of the property and the Bank’s lending experience with the borrower. The Bank also typically receives a personal guarantee from the borrower. As of December 31, 2006, $5,399,000, or 0.6% of the Bank’s total loan portfolio, consisted of multi-family residential loans.

Land and Residential Building Lots

Land loans include loans to developers for the development of residential subdivisions and loans on unimproved lots primarily to individuals. At December 31, 2006 the Bank had outstanding land and residential building lot loans totaling $96,639,000, or 10.1% of the Bank’s total loan portfolio. The largest of these loans is for $4,498,000, is secured by residentially zoned land in Ocean View, Delaware, and has performed in accordance with the terms of the debt instrument. Land development loans typically are short-term loans; the duration of these loans is typically not greater than three years. The interest rate on land loans is generally at least 1% or 2% over the prime rate. The loan-to-value ratio generally does not exceed 75%. Loans typically are made to customers of the Bank and developers and contractors with whom the Bank has had previous lending experience. In addition to the customary requirements for this type loan, the Bank may also require a satisfactory Phase I environmental study and feasibility study to determine the profit potential of the development.

Consumer and Other Loans

The Bank also offers other loans, primarily business and commercial loans. These are loans to businesses are not secured by real estate although equipment, securities, or other collateral may secure them. They constitute a relatively small part of the Bank’s business, and typically are offered to customers with long-standing relationships with the Bank. At December 31, 2006, $8,357,000, or 0.9%, of the loan portfolio consisted of business and commercial loans. In addition, approximately 0.2% of the loan portfolio was in consumer loans.

Loan Portfolio Cash Flows

The following table sets forth the estimated maturity of the Bank’s loan portfolios by type of loan at December 31, 2006. The estimated maturity reflects contractual terms at December 31, 2006. Contractual principal repayments of loans do not necessarily reflect the actual term of the Bank’s loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of "due on sale" clauses. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Due	Due after
	Within	1 through	Due after
	one year	5 years	5 years	Total
	(dollars in thousands)
One to four family residential	$39,120	$60,843	$207,229	$307,192
Multifamily	-	3,041	2,358	5,399
Commercial and industrial real estate	7,577	59,874	128,265	195,716
Construction and land acquisition
and development loans	283,871	55,251	-	339,122
Land	32,108	56,451	8,080	96,639
Commercial, non-real estate	4,705	1,654	1,998	8,357
Consumer	219	1,039	279	1,537
Total	$367,600	$238,153	$348,209	$953,962

The following table contains certain information as of December 31, 2006 relating to the loan portfolio of the Bank with the dollar amounts of loans due after one year that have fixed and floating rates. All loans are shown maturing based upon contractual maturities and include scheduled payments but not possible prepayments.

	Fixed	Floating	Total
	(dollars in thousands)
One to four family residential	$131,387	$136,686	$268,073
Multifamily	2,425	2,974	5,399
Commercial and industrial real estate	75,961	112,178	188,139
Construction and land acquisition
and development loans	12,320	42,930	55,250
Land	39,217	25,313	64,530
Commercial, non-real estate	1,845	1,807	3,652
Consumer	1,319	-	1,319
Total	$264,474	$321,888	$586,362

Loans to One Borrower

Under regulatory guidelines, the aggregate amount of loans that the Bank may make to one borrower is 15% of the Bank’s unimpaired capital and unimpaired surplus. The Bank’s largest single loan at December 31, 2006 was a $7,000,000 line of credit secured by assignments of notes, Deeds of Trust, pledged stock and certificates of deposit. The second largest loan is in the amount of $5,518,000 and is secured by four single-family dwellings in Potomac, MD, Silver Spring, MD, Washington, DC and Annapolis, MD in addition to a life insurance policy. The third largest loan is in the amount of $5,075,000 and is secured by commercial property located in Culpeper, VA.
Origination and Purchase and Sale of Loans

The Bank originates residential loans in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market. Although the Bank has authority to lend anywhere in the United States, they have confined their loan origination activities primarily to the states of Maryland, Virginia and Delaware.

Loan originations are developed from a number of sources, primarily from referrals from real estate brokers, builders, and existing and walk-in customers. The Bank also utilizes the services of loan brokers in its market area. Loan brokers are paid on a commission basis (generally 1% of the loan amount) for loans brokered to the Bank.

The Bank’s mortgage loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. The loan committee of the Bank can approve single residential and commercial loans up to $2 million, and loans that aggregate up to $5 million to one borrower. Single loans greater than $2 million, or relationships greater than $5 million, up to $14,917,000 (the maximum amount of a loan to one borrower as of December 31, 2006) must also have Board of Director approval. The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate. The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

The following table sets forth information as to non-accrual loans. The Bank discontinues the accrual of interest on loans 90 days or more past due, at which time all previously accrued but uncollected interest is deducted from income. As of the most recent reported period, $416,000 would have been recorded for the year ended December 31, 2006 if the loans had been current in accordance with their original terms and had been outstanding throughout the year ended December 31, 2006 or since their origination (if held for only part of the fiscal year). For the year ended December 31, 2006, $188,000 in interest income on such loans was actually included in net income.

	At December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
One-to-four family real estate	$3,487	$1,693	$915	$378	$1,366
Home equity lines of credit	-	-	-	50	-
Commercial	98	-	-	-	253
Land	2,342	-	24	24	139
Non-mortgage loans:
Consumer	-	-	-	17	-
Commercial loans	-	-	-	-	-
Total non-accrual loans	$5,927	$1,693	$939	$469	$1,758
Accruing loans greater than 90 days past due	$-	$-	$-	$-	$-
Foreclosed real-estate	$970	$-	$-	$-	$224
Total non-performing assets	$6,897	$1,693	$939	$469	$1,982
Total non-accrual loans to net loans	0.7%	0.2%	0.1%	0.1%	0.4%
Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	152.3%	443.3%	632.1%	1030.5%	227.0%
Total non-accrual and accruing loans greater than
90 days past due to total assets	0.7%	0.2%	0.1%	0.1%	0.4%
Total non-performing assets to total assets	0.8%	0.2%	0.1%	0.1%	0.4%

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

Total classified loans as of December 31, 2006 were $10,038,000. Allowance for loan losses as of December 31, 2006 was $9,026,000, which is 0.9% of gross loans receivable and 152.3% of total non-performing loans.

[see table on following page]

The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans at the dates indicated:

	2006		2005		2004		2003		2002
		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
		Loans in each		Loans in each		Loans in each		Loans in each		Loans in each
	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Residential, one to four family	$2,202	32.41%	$1,706	29.74%	$2,000	30.20%	$1,938	36.20%	$1,542	36.58%
Multifamily	33	0.57%	67	0.49%	20	0.34%	21	0.14%	21	0.27%
Commercial and industrial real estate	2,512	20.45%	1,965	17.73%	1,009	16.17%	1.154	18.48%	881	19.33%
Construction and land acquisition and
development loans	2,253	35.44%	2,684	42.07%	2,577	43.42%	1,173	39.58%	1,202	38.77%
Land	1,731	10.10%	882	8.78%	251	8.54%	476	4.25%	300	4.08%
Business, commercial	288	0.87%	193	1.00%	70	1.18%	59	1.16%	33	0.79%
Other	7	0.16%	8	0.19%	8	0.15%	11	0.19%	12	0.18%
Total	$9,026	100.00%	$7,505	100.00%	$5,935	100.00%	$4,832	100.00%	$3,991	100.00%

The following table contains information with respect to Bancorp’s allowance for loan losses for the periods indicated:

	At or for the Year Ended
	December 31
	2006	2005	2004	2003	2002
	(dollars in thousands)
Average loans outstanding, net	$819,038	$738,028	$600,030	$466,512	$384,537
Total gross loans outstanding at end of period	$953,962	$927,993	$790,254	$608,222	$493,083
Total net loans outstanding at end of period	$835,477	$779,333	$656,967	$506,026	$418,825
Allowance balance at beginning of period	$7,505	$5,935	$4,832	$3,991	$3,353

Provision for loan losses	1,561	1,570	1,200	900	670
Actual charge-offs
1-4 family residential real estate	-	-	97	25	-
Other	40	-	-	34	32
Total charge-offs	40	-	97	59	32
Recoveries
Total recoveries	-	-	-	-	-
Net charge offs	-	-	97	59	32

Allowance balance at end of period	$9,026	$7,505	$5,935	$4,832	$3,991
Net charge offs as a percent of average loans	0.00%	0.00%	0.02%	0.01%	0.01%
Allowance for loan losses to total gross loans at end of period	0.95%	0.81%	0.75%	0.79%	0.81%
Allowance for loan losses to net loans at end of period	1.08%	0.96%	0.90%	0.95%	0.95%

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

The carrying amounts of the Bank’s investment securities held to maturity, as of the dates indicated are presented in the following table:

	At December 31,
	2006	2005	2004
	(dollars in thousands)

FHLB Notes	$5,000	$5,000	$5,000
Mortgage-backed securities	2,271	3,290	4,955

Total Investment Securities Held to Maturity	$7,271	$8,290	$9,955

Investment Scheduled Maturity Table

As of December 31, 2006

			More than One to		More than Five to
	One Year or Less		Five Years		Ten Years		More than Ten Years		Total Investment Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Fair
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
	(dollars in thousands)

FHLB Notes	4,000	2.58%	-	-	$1,000	5.05%	-	-	$5,000	3.07%	$4,925
Mortgage-backed securities	796	4.50%	-	-	-	-	1,475	5.47%	2,271	5.13%	2,192

Total	$4,796	2.90%	$-	-	$1,000	5.05%	$1,475	5.47%	$7,271	3.62%	$7,117

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

Deposits in the Bank as of December 31, 2006, 2005 and 2004 consisted of savings programs described below:

	2006	2005	2004
	(dollars in thousands)

NOW accounts	$9,314	$7,683	$4,872
Money market accounts	89,120	99,911	131,014
Passbooks	18,526	17,505	18,198
Certificates of deposit	490,865	445,592	356,447
Non-interest bearing accounts	18,699	24,202	16,882

Total deposits	$626,524	$594,893	$527,413

The following table contains information pertaining to the certificates of deposit held by the Bank in excess of $100,000 as of December 31, 2006.

Jumbo Certificate
of Deposits
Time Remaining Until Maturity	(dollars in thousands)
Less than three months	$52,452
3 months to 6 months	38,567
6 months to 12 months	67,112
Greater than 12 months	42,464
Total	$200,595

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

Interest rate sensitivity is maintaining the ability to reprice interest earning assets and interest bearing liabilities in relationship to changes in the general level of interest rates. Management attributes interest rate sensitivity to a steady net interest margin through all phases of interest rate cycles. Management attempts to make the necessary adjustments to constrain adverse swings in net interest income resulting from interest rate movements through gap analysis and income simulation modeling techniques.

Short Term Borrowings

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of thirty percent (30%) of its total assets, with the FHLB-Atlanta. As of December 31, 2006, the total available line of credit with the FHLB-Atlanta for short term and long-term borrowings was $273,575,000. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable then obtaining deposits from the public. The following table sets forth short-term borrowings with the FHLB-Atlanta, with original maturities of one year or less.

	Years ended December 31,
	2006	2005	2004
	(dollars in thousands)
Short term borrowings and notes payable
Average balance outstanding during the period	$8,250	$25,833	$15,567
Maximum amount outstanding at any month-end during
the period	26,000	41,000	41,000
Weighted Average interest rate during the period	5.31%	3.30%	1.67%
Total short term borrowings at period end	18,000	26,000	-
Weighted average interest rate at period end	5.41%	3.33%	0.00%

Employees

As of December 31, 2006, Bancorp and its subsidiaries had approximately 121 full-time equivalent employees. Bancorp’s employees are not represented by any collective bargaining group, and management considers its relations with its employees to be excellent.

Severn Capital

The Bank formed Severn Capital in 1997 for the purpose of acquiring, holding and managing mortgage loans. Severn Capital had elected to be subject to tax as a real estate investment trust under the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder (the “Code”). The Bank owned all of the common stock of Severn Capital and administered the day-to-day operations of Severn Capital for a fee. There were 200,002 shares of preferred stock of Severn Capital outstanding, which were held by third parties and which were reflected as minority interest in the consolidated financial statements. Dividends on the preferred stock were payable quarterly, in an amount equal to $1.80 per annum per preferred share. On January 31, 2005, the Bank liquidated Severn Capital and redeemed the shares at $20 per share.

Hyatt Commercial

Bancorp acquired Hyatt Commercial, a real estate brokerage and property management company, in June 2001. Hyatt Commercial is a real estate brokerage company specializing in commercial real estate sales, leasing and property management. It owns property at 1919 and 1919A West Street, which is leased to unrelated parties. Hyatt Commercial has entered into an agreement to sell these properties, and is expected to settle on them in the first quarter of 2007.

Crownsville Development Corporation

Crownsville, which is doing business as AEG, is a subsidiary of SBI and is engaged in the business of acquiring real estate for investment and syndication purposes. In 2006, AEG brokered the acquisition of three properties in Delaware and facilitated the syndication of the properties.

SBI Mortgage Company

SBI is a subsidiary of Bancorp that has engaged in the origination of mortgages not suitable for the Bank. It owns subsidiary companies that have or are negotiating to purchase real estate for investment purposes. As of December 31, 2006, SBI had $1,685,000 in outstanding mortgage loans and it had $408,000 invested in subsidiaries, which funds were held in cash, pending potential acquisition of investment real estate.

HS West, LLC

    HS West, LLC (“HS”) is a subsidiary of the Bank, and is constructing a building in Annapolis, Maryland that effective January 2007 will serve as Bancorp’s and the Bank’s administrative headquarters. A branch office of the Bank is included. As of December 31, 2006, HS West, LLC has incurred approximately $26,312,000 of costs, which are included in land and construction in progress. The total cost, which includes build-out costs on leased space, is expected to be approximately $28,000,000 with completion mid 2007. HS has entered into agreements to lease all the remaining space in the building not occupied by the Bank and Bancorp.

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

General

    Savings and loan holding companies and savings associations are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the DIF and not for the benefit of stockholders of Bancorp. The following information describes certain aspects of that regulation applicable to Bancorp and the Bank, and does not purport to be complete. The discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions.

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

Activities Restriction Test. As a unitary savings and loan holding company, Bancorp generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender (“QTL”) test or meets the definition of domestic building and loan association pursuant to the Code. Bancorp presently intends to continue to operate as a unitary savings and loan holding company. Recent legislation terminated the “unitary thrift holding company exemption” for all companies that apply to acquire savings associations after May 4, 1999. Since Bancorp is grandfathered, its unitary holding company powers and authorities were not affected. See “Regulation of Bancorp - Financial Modernization Legislation.” However, if Bancorp acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of Bancorp and any of its subsidiaries (other than the Bank or any other DIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. Furthermore, if Bancorp were in the future to sell control of the Bank to any other company, such company would not succeed to Bancorp grandfathered status under the GLB (as defined below in “Regulation of Bancorp - Financial Services Modernization Legislation”) and would be subject to the same business activity restrictions as any other bank holding company. See “- Regulation of the Bank - Qualified Thrift Lender Test.”

Restrictions on Acquisitions. Bancorp must obtain approval from the OTS before acquiring control of any other DIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal law generally provides that no “person,” acting directly or indirectly or through or in concert with one or more other persons, may acquire “control,” as that term is defined in OTS regulations, of a federally insured savings association without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. In addition, no company may acquire control of such an institution without prior OTS approval. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of a savings and loan holding company, from acquiring control of any savings association not a subsidiary of the savings and loan holding company, unless the acquisition is approved by the OTS. For additional restrictions on the acquisition of a unitary thrift holding company, see “Regulation of Bancorp - Financial Services Modernization Legislation.” Certain individuals, including Alan J. Hyatt, Louis Hyatt, and Melvin Hyatt, and their respective spouses (“Applicants”), filed an Application for Notice of Change In Control (“Notice”) in April 2001 pursuant to 12 CFR Section 574.3(b). The Notice called for the Applicants to acquire up to 32.32% of Bancorp’s issued and outstanding shares of stock of Bancorp by April 16, 2002. The OTS approved requests by the Applicants to extend the time to consummate such acquisition of shares to January 4, 2008. The Applicants currently own approximately 29.25% of the total outstanding shares of Bancorp as of December 31, 2006.

Federal Securities Law. Bancorp’s securities are currently registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. As such, Bancorp is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions became effective over a period of time and are subject to rulemaking by the SEC. Because Bancorp’s common stock is registered with the SEC, it is currently subject to the Sarbanes-Oxley Act.

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

USA Patriot Act of 2001. On October 26, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act of 2001 was enacted. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions.

Financial Services Modernization Legislation. In November 1999, the Gramm-Leach-Bliley Act of 1999 (the “GLB”) was enacted. As a result of GLB new opportunities became available to financial institution holding companies as it removed the restrictions that resulted from a regulatory framework that had its origin in the Great Depression of the 1930s. In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance.

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

Maryland Corporation Law. Bancorp is incorporated under the laws of the State of Maryland, and is therefore subject to regulation by the state of Maryland. The rights of Bancorp’s stockholders are governed by the Maryland General Corporation Law.

Regulation of the Bank

General. As a federally chartered, DIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the FRB.

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

The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the Congress could have a material adverse impact on Bancorp, the Bank, and their operations.

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

    In addition, the guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. The Bank is not subject to any such individual minimum regulatory capital requirement.

As shown below, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2006.

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
December 31, 2006
Tangible (1)	$99,445	11.0%	$13,513	1.50%	N/A	N/A
Tier I capital (2)	99,445	13.1%	N/A	N/A	$45,582	6.00%
Core (1)	99,445	11.0%	36,034	4.00%	45,043	5.00%
Total (2)	108,452	14.3%	60,776	8.00%	75,971	10.00%

December 31, 2005
Tangible (1)	$86,354	10.3%	$12,619	1.50%	N/A	N/A
Tier I capital (2)	86,354	12.2%	N/A	N/A	$42,395	6.00%
Core (1)	86,354	10.3%	33,651	4.00%	42,064	5.00%
Total (2)	93,851	13.3%	56,527	8.00%	70,659	10.00%
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

Safety and Soundness Standards. Pursuant to the requirements of the Federal Deposit Insurance Corporation Improvement Act, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the OTS, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

In addition, the OTS adopted regulations to require a savings bank that is given notice by the OTS that it is not satisfying any such safety and soundness standards to submit a compliance plan to the OTS. If, after being so notified, a savings bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions of the Federal Deposit Insurance Corporation Improvement Act. If a savings bank fails to comply with such an order, the OTS may seek to enforce the order in judicial proceedings and to impose civil monetary penalties.

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

Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution’s capital classification. At December 31, 2006, the Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

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

Premiums for Deposit Insurance. Until recently, the deposits in the Bank were insured by the Savings Association Insurance Fund (“SAIF”), administered by the FDIC. On February 8, 2006 the Federal Deposit Insurance Reform Act of 2005 was enacted, which among other things, merged the SAIF with the Bank Insurance Fund (“BIF”), creating the DIF, effective as of March 31, 2006.

The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories that are based upon supervisory and capital evaluations. The FDIC’s regulations establish four risk categories. Risk Category I, for well-capitalized institutions that are financially sound with only a few minor weaknesses, includes about 95% of FDIC-insured institutions based on FDIC estimates. Bancorp is within Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Effective January 1, 2007, Risk Category I institutions pay quarterly assessments for deposit insurance at annual rates of 5 to 7 basis points (i.e., $0.05 to $0.07 per $100 of assessable deposits). The rates for Risk Categories II, III and IV are 10, 28 and 43 basis points, respectively. With advance notice to insured institutions, rates are subject to change. Within Risk Category I, the precise rate for an individual institution with less than $10 billion in assets is generally determined by a formula using CAMELS ratings, which are bank ratings assigned in examinations, and financial ratios. A different method applies for larger institutions. The rate for an individual institution is applied to its assessment base, consisting generally of its deposit liabilities subject to certain adjustments. An institution insured by the FDIC on December 31, 1996 which had previously paid assessments (or its successor) is eligible for certain credit against deposit insurance assessments. Any increase in assessments or the assessment rate could have a material adverse effect on Bancorp’s earning, depending on the amount of the increase.

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

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as Financing Corporation (“FICO”) bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The annual FICO assessment rate as of the first quarter of 2007 is 1.22 basis points (i.e. $0.0122 for every $100 of assessable deposits). The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

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

Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice. On March 30, 2005, the federal bank and thrift regulatory agencies jointly issued a guidance that required financial institutions to develop programs to respond to incidents of unauthorized access to customer information, including procedures for notifying customers under certain circumstances. The proposed guidance:

•
interprets section 501(b) of the GLB Act and previously issued interagency customer information security guidelines that require financial institutions to implement information security programs designed to protect their customer’s information; and

•
describe the components of a response program and sets a standard for providing notice to customers affected by unauthorized access to or use of customer information that could result in substantial harm or inconvenience to those customers, thereby reducing the risk of losses due to fraud or identify theft.

•
Among other security measures, requires financial institutions to notify law enforcement authorities and their primary federal regulator when such institutions become aware of an incident involving unauthorized access to or use of sensitive customer information

The Bank is required to and intends to comply with the guidance as it is interpreted and applied by the OTS.

    Predatory Lending. The term “predatory lending” much like the terms “safety and soundness” and “unfair deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But, typically predatory lending involves at least one, and perhaps all three, of the following elements:

•	making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”)
•	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”)
•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

On October 1, 2002, FRB regulations aimed at curbing such lending became effective. The rule significantly widens the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the act:

•	interest rates for first lien mortgage loans in excess of 8 percentage points above the comparable U.S. Treasury securities,
•	subordinate-lien loans of 10 percentage points above U.S. Treasury securities; and
•	fees such as optimal insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

In addition, the regulations bar loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law - which says the loans shouldn’t be made to people unable to repay them - unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

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

At December 31, 2006, the Bank’s loans-to-one-borrower limit was $14,917,000 based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2006, the Bank’s largest single lending relationship had an outstanding balance of $7,000,000, and consisted of a line of credit secured by assignments of notes, Deeds of Trust, pledged stock and certificates of deposit. The loan was performing in accordance with its terms.

Qualified Thrift Lender Test. Savings associations must meet a QTL test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a “domestic building and loan association” as defined in the Code. Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage-related securities. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 2006, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

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
•
covered transactions and other specified transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•
with some exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, the amount of the loan, or extension of credit.

Regulations generally exclude all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except for:

•	a financial subsidiary;
•	a subsidiary controlled by one or more affiliates;
•	an ESOP; or
•	a subsidiary determined by the OTS or the Federal Reserve to be an affiliate.

The regulations also require savings associations to make and retain records that reflect affiliate transactions in reasonable detail and provide that specified classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

Some of the entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies, investment companies whereby the bank its affiliate serves as investment advisor, and financial subsidiaries of the bank. Additional restrictions on transactions with affiliates may be imposed on us under the prompt corrective action provisions of federal law. See “Prompt Corrective Action.”

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

Branching. Under OTS branching regulations, the Bank is generally authorized to open branches within or beyond the State of Maryland if the Bank (1) continues to meet the requirements of a “highly-rates” federal savings bank. And (2) publishes public notice at least 35 days before opening a branch and no one opposes the branch. If a comment in opposition to a branch opening is filed and the OTS determines the comment to be relevant to the approval process standards, and to require action in response, the OTS may, among other things, require a branch application or elect to hold a meeting with the Bank and the person who submitted the comment. The OTS authority preempts any state law purporting to regulate branching by federal savings banks. Commercial banks can also branch across state lines, subject to any state law limitations or prohibitions. Competition may increase further as banks branch across state lines and enter new markets.

Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies as well as the Department of Justice taking enforcement actions. Based on an examination conducted July 7, 2003, the Bank received a satisfactory rating.

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

Anti-Money Laundering and Customer Identification. The Bank is subject to the OTS Financial Crimes Enforcement Network regulations implementing the Bank Secrecy Act, as amended by the USA Patriot Act of 2001. The USA Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among banks, regulatory agencies and law enforcements bodies. Certain provisions of the USA Patriot Act impose affirmative obligations on a broad range of financial institutions, including savings banks like the Bank.

The USA Patriot Act and the related OTS regulations impose the following requirements with respect to financial institutions:

•	Establishing of anti-money laundering programs, including adoption of written procedures, designation of a compliance officer and auditing of the program;

•
Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;

•	Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering;

•	Prohibition on correspondent accounts for foreign shell banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks; and

•	Requirements that bank regulators consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

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

At December 31, 2006, the Bank was in compliance with this requirement.

A new capital plan of the FHLB-Atlanta was implemented on December 17, 2004. It was subsequently amended on December 8, 2005, and the amendment was approved by the regulator of the FHLB-Atlanta, the Federal Housing Finance Board, on January 25, 2006. The new capital plan, as amended, authorizes FHLB-Atlanta to issue, redeem and repurchase its capital stock at its stated par value of $100 per share. Each member of FHLB-Atlanta is required to own capital stock in an amount equal to the sum of:

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
(ii) a specified percentage (initially estimated at 0.00%) of the “acquired member assets” (as defined in FHLB regulations) sold by each member to FHLB-Atlanta; and
(iii) a specified percentage (initially estimated at 8.00%) of any targeted debt/equity investment (which satisfies the criteria set forth in the FHLB regulations) sold by each member to FHLB-Atlanta.

Nontraditional Mortgage Products. On September 29, 2006, the federal banking agencies published final guidance for institutions that originate or service nontraditional or alternative mortgage products, defined to include all residential mortgage loan products that allow borrowers to defer repayment on principal or interest, such as interest-only mortgages and payment option adjustable-rate mortgages. A portion of the Bank’s adjustable-rate residential mortgage loans are alternative mortgage loans.

Recognized that alternative mortgage products expose the institutions to increased risks as compared to traditional loans where payments amortize or reduce the principal amount, the guidance required increased scrutiny for alternative mortgage products. Institutions that originate or service alternative mortgages should have (1) strong risk management practices that include maintenance of capital levels and allowance for loan losses commensurate with the risk; (2) prudent lending policies and underwriting standards that address the borrower’s repayment capacity; and (3) programs and practices designed to ensure that consumers receive clear and balanced information to assist in making informed decisions about mortgage products. The guidance also recommends heightened controls and safeguards when an institution combines an alternative mortgage product with features the compound risk, such as a simultaneous second-lien or the use of reduced documentation to evaluate a loan application.

The Bank is required to an intends to comply with the guidance as it is interpreted and applied by the OTS.

Assessments. The OTS charges assessments to recover the cost of examining federal savings banks and their affiliates. These assessments are based on three components: (1) the size of the institution on which the basic assessment is based; (2) the institution’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3,4 or 5 in its most recent safety and soundness examination; and (3) the complexity of the institution’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings institution that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.

The OTS also assesses fees against savings and loan holding companies such as the Bancorp. The OTS semi-annual assessment for savings and loan holding companies includes a $3,000 base assessment with an additional assessment based on the holding company’s risk or complexity, organizational form and condition.

Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2006, the Bank was in compliance with these requirements.

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

A downturn in the real estate market could hurt our business because most of our loans are secured by real estate. Substantially all of our real property collateral is located in the states of Maryland, Virginia and Delaware. As of December 31, 2006, approximately 95% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Any such downturn could have a material adverse effect on our business, financial condition and results of operations.

In addition, approximately 65% of the book value of our loans consisted of construction, land acquisition and development loans, commercial real estate loans and land loans, which present additional risks described in “Item 1. Business”.

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

Unlike larger banking organizations that are more geographically diversified, our operations are currently concentrated in Anne Arundel County, Maryland. In addition, almost all of our loans have been made to borrowers in the states of Maryland, Virginia and Delaware. As a result of this geographic concentration, our financial results depend largely upon economic conditions in this market area. A deterioration or recession in economic conditions in this market could result in one or more of the following:

•	a decrease in deposits;
•	an increase in loan delinquencies;
•	an increase in problem assets and foreclosures;
•	a decrease in the demand for our products and services; and
•	a decrease in the value of collateral for loans, especially real estate, and reduction in the customers’ borrowing power.

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

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. We depend on third-party providers for many of our systems and if these providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we would be able to negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all.

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

There can be no assurance that we will continue to pay dividends in the future.

Although we expect to continue our policy of regular quarterly dividend payments, this dividend policy will be reviewed periodically in light of future earnings, regulatory restrictions and other considerations. No assurance can be given, therefore, that cash dividends on common stock will be paid in the future at the same rate or at all.

An investment in our common stock is not insured against loss.

Investments in the shares of our common stock are not deposits insured against loss by the FDIC or any other entity. As a result, you may lose some or all of your investment.

Our success depends on our senior management team and if we are not able to retain them, it could have a materially adverse effect on us.

We are highly dependent upon the continued services and experience of our senior management team, including Alan J. Hyatt, our President and Chief Executive Officer. We depend on the services of Mr. Hyatt and the other members of our senior management team to, among other things, continue the development and implementation of our strategies, and maintain and develop our client relationships. We do not have an employment agreement with members of our senior management nor do we maintain “key-man” life insurance on our senior management.

“Anti-takeover” provisions may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to shareholders.

Our charter presently contains certain provisions which may be deemed to be "anti-takeover" and "anti-greenmail" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of us by another corporation or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. For example, our charter provides that our board of directors may issue up to 1,000,000 shares of preferred stock without shareholder approval. In addition, our charter provides for a classified board, with each board member serving a staggered three-year term. Directors may be removed only for cause and only with the approval of the holders of at least 75 percent of our common stock. The overall effects of the "anti-takeover" and "anti-greenmail" provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, prevent shareholders from receiving a premium for their securities in a takeover offer, and enhance the possibility that a future bidder for control of us will be required to act through arms-length negotiation with the our board of directors.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting and our registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting. While we have reported no or “material weaknesses in this Form 10-K, we cannot guarantee that we will not have any “significant deficiencies” or “material weaknesses” reported by our independent registered public accounting firm in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If in the future we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential shareholders and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Bancorp has four retail branch locations in Anne Arundel County, Maryland, of which it owns three and leases the fourth. The Bank, Homeowner’s Title, and HC all lease their executive and administrative offices located in Annapolis, Maryland from HS West LLC, a wholly owned subsidiary of the Bank. HS West LLC owns its office building in Annapolis, Maryland. In addition, the Bank leases office space in Annapolis Maryland from a third party.

HS West LLC is a subsidiary of the Bank, and is constructing a building in Annapolis, Maryland that effective January 2007 will serve as Bancorp’s and the Bank’s administrative headquarters. A branch office of the Bank is included. As of December 31, 2006, HS West LLC has incurred approximately $26,312,000 of costs, which are included in land and construction in progress. The total cost, which includes build-outs on leased space, is expected to be approximately $28,000,000 with completion mid 2007. HS West LLC has entered into agreements to lease all the remaining space in the building not occupied by the Bank and Bancorp.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which Bancorp, the Bank or any subsidiary is a party or to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant that are not Directors.

Thomas G. Bevivino, age 51, has served as the Chief Financial Officer of Bancorp since July 1, 2005. He serves in the same capacity for the Bank. Mr. Bevivino was a financial consultant from 2002 until 2004, and served as Chief Financial Officer of Luminant Worldwide Corporation from 1999 until 2002.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The graph below sets forth comparative information regarding the Company’s cumulative shareholder return on its Common Stock over the last five years. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. Severn Bancorp, Inc.'s cumulative shareholder return is based on an investment of $100 on December 31, 2001, and is compared to the cumulative total return of the NASDAQ Composite Index and the SNL Securities LC Thrift Index for thrifts with total assets between $500 million and $1.0 billion (the "SNL Thrift ($500M to $1.0B) Index")

Comparison of Cumulative Total Return Among Severn, NASDAQ Composite Index
and SNL Thrift ($500M to $1.0B) Index from December 31, 2001 to December 31, 2006

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Severn Bancorp, Inc.	100.00	180.88	364.92	559.00	456.67	502.73
NASDAQ Composite Index	100.00	68.76	103.67	113.16	115.57	127.58
SNL $500M-$1B Thrift Index	100.00	140.09	199.47	220.65	209.70	256.94

Quarterly Stock Information*

2006 Closing				2005 Closing
	Stock Price Range		Per Share		Stock Price Range		Per Share
Quarter	Low	High	Dividend	Quarter	Low	High	Dividend
1st	$16.72	$19.97	$.060	1st	$17.28	$21.02	$.055
2nd	17.86	20.13	.060	2nd	15.79	17.87	.055
3rd	18.48	19.97	.060	3rd	15.83	17.87	.055
4th	18.55	19.80	.060	4th	16.20	17.56	.055

*Retroactively adjusted to reflect 10% stock dividend declared February 21, 2006 effective for shares outstanding on March 28, 2006.

The common stock of Bancorp is traded on the Nasdaq Capital Market under the symbol “SVBI”. As of February 22, 2007, there were 214 stockholders of Bancorp’s common stock.

Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016-3572, serves as the Transfer Agent and Registrar for Bancorp.

Bancorp’s main source of income is dividends from the Bank. As a result, Bancorp’s quarterly dividends to its shareholders will depend primarily upon receipt of dividends from the Bank. For regulatory restrictions on the Bank’s ability to pay dividends, see note 12 to the consolidated financial statements.

See Item 12 of this Annual Report on Form 10-K and Notes 9 and 11 to the consolidated financial statements for information regarding equity compensation plans.

Item 6. Selected Financial Data

For information concerning quarterly financial data for Bancorp, see note 17 to the consolidated financial statements.

The following financial information is derived from the audited financial statements of Bancorp. The information is a summary and should be read in conjunction with Bancorp’s audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary Financial and Other Data

	At December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share information)
Balance Sheet Data
Total assets	$911,916	$849,774	$703,616	$540,471	$458,415
Total loans, net	835,477	779,333	656,967	506,026	418,825
Investment securities held to maturity	7,271	8,290	9,955	12,721	9,661
Non-performing loans	5,927	1,693	939	469	1,758
Total non-performing assets	6,897	1,693	939	469	1,982
Deposits	626,524	594,893	527,413	419,726	377,925
Short-term borrowings	18,000	26,000	-	6,000	-
Long-term debt	155,000	132,000	89,000	59,000	34,000
Total liabilities	825,474	777,062	639,462	487,501	415,233
Stockholders’ equity	86,442	72,712	60,154	48,970	39,181
Book value per common share *	$9.45	$7.95	$6.57	$5.35	$4.30
Common shares outstanding *	9,150,850	9,150,002	9,150,002	9,150,002	9,113,702

Other Data:
Number of:
Full service retail banking facilities	3	3	3	2	2
Full-time equivalent employees	121	111	105	81	69

* Retroactively adjusted to reflect 10% stock dividend declared February 21, 2006 effective for shares outstanding on March 28, 2006 and a two-for-one stock split declared November 17, 2004 effective for shares outstanding December 15, 2004.

Summary of Operations
	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share information)
Interest and dividend income	$70,175	$57,135	$44,829	$37,087	$33,402
Interest expense	32,060	21,955	14,631	12,341	13,799
Net interest income	38,115	35,180	30,198	24,746	19,603
Provision for loan losses	1,561	1,570	1,200	900	670
Net interest income after provision for loan losses	36,554	33,610	28,998	23,846	18,933
Non-interest income	3,867	2,748	3,402	4,674	4,133
Non-interest expense	14,065	12,878	11,211	9,616	8,447
Income before income tax provision	26,356	23,480	21,189	18,904	14,619
Provision for income taxes	10,608	8,926	8,258	7,575	5,671
Net income	$15,748	$14,554	$12,931	$11,329	$8,948

Per Share Data:
Basic earnings per share *	$1.72	$1.59	$1.42	$1.22	$0.96
Diluted earnings per share *	$1.72	$1.59	$1.42	$1.22	$0.96
Weighted number of shares outstanding basic *	9,150,263	9,150,002	9,150,002	9,122,445	9,002,814
Weighted number of shares outstanding diluted *	9,153,687	9,150,002	9,150,002	9,146,064	9,027,091

* Retroactively adjusted to reflect 10% stock dividend declared February 21, 2006 effective for shares outstanding on March 28, 2006 and a two-for-one stock split declared November 17, 2004 effective for shares outstanding December 15, 2004.

Key Operating Ratios

	For the Year Ended December 31,
	2006	2005	2004	2003	2002

Performance Ratios:
Return on average assets	1.77%	1.84%	2.02%	2.23%	2.14%
Return on average equity	19.59%	21.85%	23.56%	25.22%	25.58%
Dividend payout ratio	13.95%	13.84%	13.38%	12.30%	11.46%
Net interest margin	4.50%	4.58%	4.81%	4.99%	4.86%
Interest rate spread	4.20%	4.32%	4.60%	4.77%	4.59%
Non-interest expense to average assets	1.58%	1.63%	1.75%	1.89%	2.02%
Efficiency ratio	33.50%	33.95%	33.37%	32.69%	35.59%

Asset Quality Ratios:
Average equity to average assets	9.02%	8.42%	8.57%	8.84%	8.38%
Nonperforming assets to total assets
at end of period	0.76%	0.20%	0.13%	0.09%	0.43%
Nonperforming loans to total gross
loans at end of period	0.62%	0.18%	0.12%	0.08%	0.36%
Allowance for loan losses to
net loans at end of period	1.08%	0.96%	0.90%	0.95%	0.95%
Allowance for loan losses to
nonperforming loans at end of period	152.29%	443.30%	632.10%	1030.49%	227.02%

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

	Years Ended December 31,
	2006			2005			2004
	Average			Average			Average
	Volume	Interest	Yield/Cost	Volume	Interest	Yield/Cost	Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$819,038	$68,610	8.38%	$738,028	$56,120	7.60%	$600,030	$44,091	7.35%
Investments (2)	5,000	154	3.08%	5,000	154	3.08%	5,250	165	3.15%
Mortgage-backed securities	2,823	112	3.97%	4,065	173	4.26%	5,686	254	4.46%
Other interest-earning assets (3)	19,886	1,299	6.53%	15,923	688	4.32%	12,656	319	2.52%
Total interest-earning assets	846,747	70,175	8.29%	763,016	57,135	7.49%	623,622	44,829	7.19%
Non-interest earning assets	44,385			28,027			16,552
Total Assets	$891,132			$791,043			$640,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$138,242	$2,728	1.97%	$155,513	$2,455	1.58%	$192,946	$2,670	1.38%
Certificates of deposits	483,524	20,977	4.34%	408,026	13,819	3.39%	284,636	8,622	3.03%
Borrowings	162,417	8,355	5.14%	134,833	5,681	4.21%	96,250	3,339	3.47%
Total interest-bearing liabilities	784,183	32,060	4.09%	698,372	21,955	3.14%	573,832	14,631	2.55%
Non-interest bearing liabilities	26,556			26,059			11,451
Stockholders' equity	80,393			66,612			54,891

Total liabilities and stockholders' equity	$891,132			$791,043			$640,174
Net interest income and Interest rate spread		$38,115	4.20%		$35,180	4.35%		$30,198	4.64%
Net interest margin			4.50%			4.61%			4.84%
Average interest-earning assets to
average interest-bearing liabilities			107.98%			109.26%			108.68%

(1) Non-accrual loans are included in the average balances and in the computation of yields.
(2) Bancorp does not have any tax-exempt securities.
(3) Other interest earning assets includes interest bearing deposits in other banks, federal funds, and FHLB stock investments.

Rate Volume Table

	Year ended December 31, 2006			Year ended December 31, 2005
	vs.			vs.
	Year ended December 31, 2005			Year ended December 31, 2004
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(dollars in thousands)
Interest-earning assets
Loans	$12,490	$6,160	$6,330	$12,029	$10,140	$1,889
Investments	-	-	-	(11)	(8)	(3)
Mortgage-backed securities	(61)	(53)	(8)	(81)	(72)	(9)
Other interest-earning assets	611	171	440	369	82	287
Total interest income	$13,040	$6,278	$6,762	$12,306	$10,142	$2,164

Interest-bearing liabilities
Savings and checking deposits	$273	$(272)	$545	$(215)	$(518)	$303
Certificates of deposits	7,158	2,557	4,601	5,197	3,738	1,459
Borrowings	2,674	1,162	1,512	2,342	1,338	1,004
Total interest expense	$10,105	$3,447	$6,658	$7,324	$4,558	$2,766

Net change in interest income	$2,935	$2,831	$104	$4,982	$5,584	$(602)

(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies

Bancorp’s significant accounting policies are set forth in note 1 of the consolidated financial statements for the year ended December 31, 2006 which are set forth on pages F-1 through F-35. Of these significant accounting policies, Bancorp considers the policy regarding the allowance for loan losses to be its most critical accounting policy, given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. Bancorp has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. Bancorp’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

Overview

The primary business of Bancorp is consumer deposit products and residential and commercial mortgages. Bancorp operates primarily in Anne Arundel County, Maryland, as well as surrounding areas in Maryland, northern Virginia and Delaware. The demand for construction lending and residential mortgages has slowed during 2006 compared to activity in 2005. In addition, the interest rate spread between Bancorp’s cost of funds and what it earns on loans has decreased from 2005, as increases in interest rates paid on deposits and borrowings has outpaced interest earned on loans.

Even though the interest rate spread has decreased throughout 2006, Bancorp’s revenues have increased as its loan portfolio has increased from 2005. In addition, while variable expenses, such as compensation, have increased, Bancorp’s overall expenses have remained modest, which has resulted in increased profitability.

Bancorp’s asset quality has remained good, as there have been minimal losses due to defaulting loans.

Going forward, Bancorp’s challenge will be to continue to grow assets in the form of mortgage loans, while earning a profitable spread, and continuing to maintain good asset quality. In addition, Bancorp will be challenged to keep overhead low as costs of its new headquarters are realized starting in 2007.

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

Financial Condition

Total assets increased by $62,142,000, or 7.3%, at December 31, 2006 to $911,916,000, compared to $849,774,000 at December 31, 2005. The following discusses the material changes between the December 31, 2006 and 2005 balance sheets.

Loans

Loans Held For Sale. Loans held for sale decreased by $246,000, or 7.6% at December 31, 2006 to $2,970,000, compared to $3,216,000 at December 31, 2005. This decrease was primarily due to a slowdown in loans sold on the secondary market, and the timing of loans pending sale at year-end.

Loans Receivable. Total net portfolio loans receivable increased by $56,390,000, or 7.3% at December 31, 2006, to $832,507,000, compared to $776,117,000 at December 31, 2005. The increase in the loan portfolio resulted from the strong loan demand during the first half of 2006; however, Bancorp experienced a general slowdown in loan demand during the second half of 2006. The increase in the loan portfolio included increases in residential loans, commercial real estate loans and land loans.

Premises and Equipment

Premises and equipment increased by $10,448,000, or 52.3% at December 31, 2006 to $30,411,000, compared to $19,963,000 at December 31, 2005. The increase was primarily due to construction costs incurred during 2006 for Bancorp’s new administrative headquarters that opened January 2007.

Liabilities

Deposits. Total deposits increased by $31,631,000, or 5.3% at December 31, 2006 to $626,524,000, compared to $594,893,000 at December 31, 2005. This increase was primarily attributable to growth in certificates of deposit partially offset by a decrease in money market accounts. The net increase in deposits was primarily used to fund loan growth.

FHLB Advances. FHLB advances increased $15,000,000, or 9.5% at December 31, 2006 to $173,000,000, compared to $158,000,000 at December 31, 2005. This increase was the result of management’s decision to borrow funds from FHLB at more favorable rates than would have been necessary to attract the needed funds through customer deposits.

Subordinated Debentures. Bancorp has a non-consolidated subsidiary trust, Severn Capital Trust I, of which 100% of the common equity is owned by Bancorp. The trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (“capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities solely in subordinated debt securities of Bancorp (“debentures”). The debentures held by the trust are the sole assets of the trust. Distributions on the capital securities issued by the trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by the trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Bancorp has entered into an agreement which, taken collectively, fully and unconditionally guarantees the capital securities subject to the terms of the guarantee. The debentures held by Severn Capital Trust I are first redeemable, in whole or in part, by Bancorp on January 7, 2010.

The subordinated debentures from Bancorp to the trust consist of a $20,619,000 note, which is at a floating rate of interest of LIBOR (5.37% at December 31, 2006) plus 200 basis points, and matures in 2035.

Off-Balance Sheet Arrangements. Bancorp has certain outstanding commitments and obligations that could impact Bancorp’s financial condition, liquidity, revenues or expenses. These commitments and obligations include standby letters of credit, home equity lines of credit, loan commitments, lines of credit, and loans sold and serviced with limited repurchase provisions.

Standby letters of credit, which are obligations of Bancorp to guarantee performance of borrowers to governmental entities, decreased $585,000, or 8.8% as of December 31, 2006 to $6,032,000, compared to $6,617,000 as of December 31, 2005. Bancorp continues to see demand by its borrowers for letter of credit requirements.

Construction loans in process decreased $31,492,000, or 23.1% as of December 31, 2006 to $104,747,000, compared to $136,239,000 as of December 31, 2005. Construction loan demand has decreased from 2005, and the amount of construction loans in process has decreased.

Home equity lines of credit increased $5,282,000, or 26.7%, as of December 31, 2006 to $25,084,000, compared to $19,802,000 as of December 31, 2005. Home equity lines of credit allow the borrowers to draw funds up to a specified loan amount, from time to time. Bancorp’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans. This increase was a result of the competitively low interest rates offered on home equity loans.

Loan commitments decreased $4,700,000, or 24.1%, as of December 31, 2006 to $14,815,000, compared to $19,515,000 as of December 31, 2005. Loan commitments are obligations of Bancorp to provide loans, and such commitments are made in the usual course of business. This decrease was a result of a general slowdown in the demand for new loans at the end of 2006.

Lines of credit, which are obligations of Bancorp to fund loans made to certain borrowers, decreased $287,000, or 0.8%, to $33,495,000 as of December 31, 2006, compared to $33,782,000 as of December 31, 2005. The demand for this type of loan product has remained constant during 2006. Bancorp’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

    Loans sold and serviced with limited repurchase provisions decreased $4,959,000, or 44.9%, as of December 31, 2006 to $6,089,000, compared to $11,048,000 as of December 31, 2005. This decrease was the result of the slowdown in the market for loans sold on the secondary market.

Bancorp uses the same credit policies in making commitments and conditional obligations as it does for its on-balance sheet instruments.

Comparison of Results of Operations for the Years Ended December 31, 2006 and 2005.

General. Bancorp’s net income for the year ended December 31, 2006 was $15,748,000, or $1.72 per share diluted. This is compared to $14,554,000, or $1.59 per share diluted in 2005. This increase of $1,194,000, or 8.2%, was primarily the result of the growth in Bancorp’s mortgage portfolio and Bancorp’s continued ability to maintain low operating expenses.

Net Interest Income. Net interest income (interest earned net of interest charges) increased $2,935,000, or 8.3% to $38,115,000 for the year ended December 31, 2006, compared to $35,180,000 for the year ended December 31, 2005. This increase was primarily due to the growth in the loan portfolio, which offset a 0.15% decrease in Bancorp’s interest rate spread to 4.20% for the year ended December 31, 2006, compared to 4.35% for the year ended December 31, 2005. Bancorp’s interest rate spread decreased over the past year because interest rates earned on the Bank’s loans have risen slower than the rise in interest rates paid on the Bank’s interest bearing liabilities. Bancorp is uncertain whether it will be able to continue to attract lower cost deposits, as it has done in the last year, due to the general expectation of continued increased competition for deposit accounts and the possibility for interest rate increases in the future.

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

As more commercial and higher loan-to-value loans are contained in the portfolio, the greater the allowance for loan losses will be. Changes in estimation methods may take place based upon the status of the economy and the estimate of the value of collateral and, as a result, the allowance may increase or decrease. The Bank believes that some portions of its loan portfolio have greater actual risk and, in other areas, there is greater inherent risk. The loan loss allowance has increased when the Board believes trends are negative and contributions to the allowance have decreased when trends are more positive. Management believes that the allowance for loan losses is adequate.

The total allowance for loan losses increased $1,521,000, or 20.3% to $9,026,000 as of December 31, 2006, compared to $7,505,000 as of December 31, 2005. The increase was a result of the current year’s addition to the allowance and minimal charge offs being incurred. During the year ended December 31, 2006, the provision for loan losses was $1,561,000 compared to $1,570,000 for the year ended December 31, 2005. This decrease of $9,000 or 0.6%, was a result of slower loan growth and management’s determination that adding to the provision for loan losses was appropriate for the level of inherent risk in its portfolio as compared to the year ended December 31, 2005.

Other Income and Non Interest Expenses. Revenues from mortgage banking activities decreased $599,000, or 42.3% to $817,000 for the year ended December 31, 2006, compared to $1,416,000 for the year ended December 31, 2005. This decrease was primarily the result of a $159,000 decrease in mortgage processing and servicing fees and a $440,000 decrease in the gain on sale of loans for the year ended December 31, 2006 compared to the year ended December 31, 2005. These decreases were attributable to a general slowdown in loan activity, which resulted in fewer loans sold on the secondary market during 2006 and less mortgage processing and servicing fees during 2006.

    Real estate commissions increased $1,473,000, or 270.3% to $2,018,000 for the year ended December 31, 2006, compared to $545,000 for the year ended December 31, 2005. This increase was primarily the result of commissions earned on several large settlements that took place during 2006. Real estate management fees increased $152,000, or 35.7% for the year ended December 31, 2006, compared to $426,000 for the year ended December 31, 2005. This increase was primarily due to additional properties being managed in 2006.

Other non-interest income increased $93,000, or 25.8% to $454,000 for the year ended December 31, 2006, compared to $361,000 for the year ended December 31, 2005. This increase was primarily a result of an increase in rents collected and savings charges.

Compensation and related expenses increased $1,254,000, or 13.8% to $10,334,000 for the year ended December 31, 2006, compared to $9,080,000 for the year ended December 31, 2005. This increase was the result of additional Bank employees hired, higher commissions paid on loan growth, and salary rate increases. As of December 31, 2006, Bancorp had 121 full-time equivalent employees compared to 111 at December 31, 2005.

Occupancy decreased $13,000, or 1.8% to $706,000 for the year ended December 31, 2006, compared to $719,000 for the year ended December 31, 2005. Beginning in 2007, the Bank and Bancorp’s administrative offices will move to its new headquarters in a building owned by HS West, LLC. It is not expected that this move will have a material impact on occupancy costs.

Other non-interest expense decreased $54,000, or 1.8% to $3,025,000 for the year ended December 31, 2006, compared to $3,079,000 for the year ended December 31, 2005. This decrease was primarily a result of a one-time cash reconciliation charge off of $135,000 in 2005 and a decrease in miscellaneous expenses of approximately $67,000, partially offset by increases in professional fees of approximately $68,000 and an increase in advertising expenses of approximately $97,000.

Income Taxes. Income taxes increased $1,682,000, or 18.8% to $10,608,000 for the year ended December 31, 2006, compared to $8,926,000 for the year ended December 31, 2005. The effective tax rate for the years ended December 31, 2006 and 2005 was 40.2% and 38.0%, respectively.

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

General. Bancorp’s net income for the year ended December 31, 2005 was $14,554,000, or $1.59 per share diluted. This is compared to $12,931,000, or $1.42 per share diluted for the year ended December 31, 2004. This increase of $1,623,000, or 12.6%, was primarily the result of the continued growth in Bancorp’s mortgage portfolio coupled with Bancorp’s continued ability to maintain low operating expenses.

Net Interest Income. Net interest income (interest earned net of interest charges) totaled $35,180,000 for the year ended December 31, 2005, compared to $30,198,000 for the year ended December 31, 2004, an increase of $4,982,000 or 16.5%. This increase was primarily due to the growth in the loan portfolio, which offset a .29% decrease in Bancorp’s interest rate spread to 4.35% for the year ended December 31, 2005, compared to 4.64% for the same period in 2004. Bancorp’s interest rate spread decreased during 2005 year because interest rates earned on the Bank’s loans had risen slower than the rise in interest rates paid on the Bank’s interest bearing liabilities.

Provision for Loan Losses. As of December 31, 2005, the total allowance for loan losses was $7,505,000 as compared to $5,935,000 as of December 31, 2004, which was an increase of $1,570,000, or 26.5%. The increase was a result of the 2005 addition to the allowance and no charge offs being incurred. During the year ended December 31, 2005, the provision for loan losses was $1,570,000 compared to $1,200,000 for the year ended December 31, 2004. This increase of $370,000 or 30.8%, was a result of increased loan growth and management’s determination that adding to the provision for loan losses was appropriate for the level of inherent risk in its portfolio as compared to the year ended December 31, 2004.

Other Income and Non Interest Expenses. Mortgage banking activities decreased $19,000, or 1.3% to $1,416,000 for the year ended December 31, 2005, compared to $1,435,000 for the year ended December 31, 2004. This decrease was primarily the result of a $32,000 decrease in mortgage processing and servicing fees partially offset by a $13,000 increase in the gain on sale of loans for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase in the gain on sale of loans was attributable to increased amount of loans sold on the secondary market during 2005. The decrease in mortgage processing and servicing fees related to a slowdown during 2005 of residential mortgages being refinanced.

Real estate commissions totaled $545,000 for the year ended December 31, 2005, compared to $1,234,000 for the year ended December 31, 2004, a decrease of $689,000 or 55.8%. This decrease was primarily due to a slowdown in commercial property sales and leasing. Real estate management fees totaled $426,000 for the year ended December 31, 2005, compared to $404,000 for the year ended December 31, 2004, an increase of $22,000 or 5.4%. This increase was primarily due to an increase in the amount of managed real estate.

Other non-interest income totaled $361,000 for the year ended December 31, 2005, compared to $329,000 for the year ended December 31, 2004, an increase of $32,000, or 9.7%. This increase was primarily a result of an increase in fees collected on loans.

Compensation and related expenses totaled $9,080,000 for the year ended December 31, 2005, compared to $8,167,000 for the year ended December 31, 2004, an increase of $913,000 or 11.2%. This increase was the result of hiring additional Bank employees, higher commissions paid on loan growth, and salary rate increases. As of December 31, 2005, Bancorp had 111 full-time equivalent employees compared to 95 at December 31, 2004.

Other non-interest expense totaled $3,079,000 for the year ended December 31, 2005, compared to $2,434,000 for the year ended December 31, 2004, an increase of $645,000, or 26.5%. This increase was primarily a result of increases in professional fees of $183,000, a cash reconciliation charge off of approximately $135,000 and an increase in office expenses of approximately $75,000.

Income taxes. Income taxes for the year ended December 31, 2005 were $8,926,000, compared to $8,258,000 for the year ended December 31, 2004, an increase of $668,000 or 8.1%. The effective tax rate for the years ended December 31, 2005 and 2004 was 38.0% and 39.0%, respectively.

Liquidity and Capital Resources.

Bancorp’s liquidity is determined by its ability to raise funds through loan payments, maturing investments, deposits, borrowed funds, capital, or the sale of loans. Based on the internal and external sources available, Bancorp’s liquidity position exceeded anticipated short-term and long-term needs at December 31, 2006. Core deposits, considered to be stable funding sources and defined to include all deposits except time deposits of $100,000 or more, equaled 68% of total deposits at December 31, 2006. The Bank’s experience is that a substantial portion of certificates of deposit will renew at time of maturity and will remain on deposit with the Bank. Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In addition to its ability to generate deposits, Bancorp has external sources of funds, which may be drawn upon when desired. The primary source of external liquidity is an available line of credit equal to 30% of the Bank’s assets with FHLB-Atlanta. The available line of credit with FHLB-Atlanta was $273,575,000 at December 31, 2006, of which $173,000,000 was outstanding at that time. For interest rates on these advances, see note 7 to the consolidated financial statements.

In assessing its liquidity the management of Bancorp considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations and business opportunities as they arise. As of December 31, 2006, Bancorp had $14,815,000 outstanding in loan commitments, which Bancorp expects to fund from the sources of liquidity described above. This amount does not include undisbursed lines of credit, home equity lines of credit and standby letters of credit, in the aggregate amount of $64,611,000, which Bancorp anticipates it will be able to fund, if required, from these liquidity sources in the regular course of business.

    In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity.

 The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

Contractual Obligations

The following table contains for the periods indicated information regarding the financial obligations owing by Bancorp under contractual obligations.

	Payments due by period (dollars in thousands)
	Total	2007	2008-2009	2010-2011	2012 +

Long term debt	$155,000	$15,000	$35,000	$10,000	$95,000

Subordinated debentures	20,619	-	-	-	20,619

Operating lease obligations	214	60	120	34	-

Certificates of Deposit	490,865	409,469	50,842	30,509	45

Total	$666,698	$424,529	$85,962	$40,543	$115,664

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

Exposure to interest rate risk is actively monitored by Bancorp’s management. Its objective is to maintain a consistent level of profitability within acceptable risk tolerances across a board range of potential interest rate environments. Bancorp uses the OTS Net Portfolio Value (“NPV”) model to monitor its exposure to interest rate risk, which calculates changes in NPV. The following table represents Bancorp’s NPV at December 31, 2006. The NPV was calculated by the OTS, based upon information provided to the OTS.

INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)

		Net Portfolio Value		NPV as % of PV of Assets
Change In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
(dollars are in thousands)
+300 bp	108,903	(17,518)	(14%)	12.22%	(148bp)
+200 bp	115,804	(10,617)	(8%)	12.83%	(87bp)
+100 bp	121,130	(5,292)	(4%)	13.27%	(42bp)
0 bp	126,421			13.69%
-100 bp	130,260	3,838	3%	13.96%	27bp
-200 bp	132,417	5,995	5%	14.05%	36bp
-300 bp	-	-	-%	-%	-bp

The above table suggests that if interest rates rise 100 bps, Bancorp’s interest sensitive assets would decline by $5,292,000.

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data are included herein at pages F1 through F35 .

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of Bancorp's management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2006. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the period covered by this report, Bancorp’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by Bancorp in its reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Bancorp’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended December 31, 2006.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Severn Bancorp, Inc. (“Bancorp”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principals, and as such, include some amounts that are based on management’s best estimates and judgments.

Bancorp’s management is responsible for establishing and maintaining effective internal control over financial reporting. The system of internal control over financial reporting, as it relates to the financial statements, is evaluated for effectiveness by management and tested for reliability through a program of internal audits and management testing and review. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsorship Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on its assessment, management concluded that as of December 31, 2006, Bancorp’s internal control over financial reporting is effective and meets the criteria of the Internal Control - Integrated Framework.

Bancorp’s independent registered public accounting firm, Beard Miller Company LLP, has issued as attestation report on management’s assessment of Bancorp’s internal control over financial reporting. This report appears on pages 50 and 51.

/s/ Alan J. Hyatt	/s/ Thomas G. Bevivino
Alan J. Hyatt	Thomas G. Bevivino
President and Chief Executive Officer	Principal Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Severn Bancorp, Inc.

    We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Severn Bancorp, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Severn Bancorp, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Severn Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Severn Bancorp, Inc. and Subsidiaries as of and for the year ended December 31, 2006 and our report dated March 6, 2007 expressed an unqualified opinion on those financial statements.

Beard Miller Company LLP
Baltimore, Maryland
March 6, 2007

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

Based on the considerations set forth above, at its meeting on November 21, 2006, the Compensation Committee approved bonuses for the Bank’s executive officers for fiscal year 2006 as follows: Alan J. Hyatt, $191,000; Melvin E. Meekins, Jr., $135,300; S. Scott Kirkley, $82,500; and Thomas G. Bevivino, $50,000. In addition, the Compensation Committee, at its meeting on November 21, 2006, approved the annual base salaries of the Bank’s executive officers for fiscal year 2007 as follows: Alan J. Hyatt, $278,000; Melvin E. Meekins, Jr., $330,000; S. Scott Kirkley, $236,000; and Thomas G. Bevivino, $167,000.

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

Reference is made to the section captioned “Proposal 1: Election of Directors” in Bancorp's Proxy Statement dated March 21, 2007 for the information required by this Item, which is hereby incorporated by reference.

Reference is made to the section captioned “Stock Ownership” in Bancorp’s Proxy Statement dated March 21, 2007 for the information required by this Item, which is hereby incorporated by reference.

Reference is made to the section captioned “”Section 16(a) Beneficial Ownership Reporting Compliance” in Bancorp’s Proxy Statement dated March 21, 2007 for the information required by this Item, which is hereby incorporated by reference.

Item 11. Executive Compensation

Reference is made to the section captioned “Director and Executive Officer Compensation” in Bancorp's Proxy Statement dated March 21, 2007 for the information required by this Item, which is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the section captioned “Stock Ownership” and “Director and Executive Officer Compensation” in Bancorp's Proxy Statement dated March 21, 2007 for the information required by this Item, which is hereby incorporated by reference.

	Number of		Number of
	securities to be		securities
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding	outstanding	Under equity
	options, warrants	options, warrants	compensation
Plan Category	and rights	and rights	plans
Equity compensation plan approved by security holders	112,400	$17.43	45,100
Equity compensation plans not approved by security holders	-	-	-
Total	112,400	$17.43	45,100

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the sections captioned “Compensation Committee Interlocks, and Insider Participation,” and “Certain Transactions With Related Persons” in Bancorp's Proxy Statement dated March 21, 2007 for the information required by this Item, which is hereby incorporated by reference.

Reference is made to the section captioned “Director Independence” in Bancorp’s Proxy Statement dated March 21, 2007 for the information required by this Item, which is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

Reference is made to the section captioned “Relationship with Independent Auditors” in Bancorp's Proxy Statement dated March 21, 2007 for the information required by this Item, which is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following consolidated financial statements of Bancorp and its wholly owned sub-sidiaries are filed as part of this report:

1. Financial Statements
• REPORTS OF BEARD MILLER COMPANY LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.
• CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT DECEMBER 31, 2006 AND DECEMBER 31, 2005
• CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
• CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
• CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004.
• NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Financial Statement Schedules
All financial statement schedules have been omitted, as required information is either inapplicable or included in the consolidated financial statements or related notes.

3. Exhibits
The following exhibits are filed as part of this report:

Exhibit No. Description of Exhibit

3.1	Articles of Incorporation of Severn Bancorp, Inc. (1)
3.2	Bylaws of Severn Bancorp, Inc. (1)
3.3	Amendment to Bylaws
10.1+	Description of compensation of directors and officers
10.2+	Stock Option Plan (3)
10.3+	Employee Stock Ownership Plan (1)
10.4+	Form of Common Stock Option Agreement(4)
14	Code of Ethics (2)
21.1	Subsidiaries of Severn Bancorp, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+ Denotes management contract, compensatory plan or arrangement.
(1) Incorporated by reference from Bancorp's Registration Statement of Form 10 filed with the Securities and Exchange Commission on June 7, 2002.
(2) Incorporated by reference from Bancorp's 2003 Form 10-K filed with the Securities and Exchange Commission on March 25, 2004.
(3) Incorporated by reference from Bancorp's 2004 Form 10-K filed with the Securities and Exchange Commission on March 21, 2005.
(4) Incorporated by reference from Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVERN BANCORP, INC.

March 6, 2007	/s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 6, 2007	/s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board,
President, Chief Executive Officer
and Director

March 6, 2007	/s/ Thomas G. Bevivino
Thomas G. Bevivino, Executive Vice
President and Chief Financial Officer

March 6, 2007	/s/ S. Scott Kirkley
S. Scott Kirkley, Executive Vice
President, Secretary, Treasurer and Director

March 6, 2007	/s/ Melvin E. Meekins, Jr.
Melvin E. Meekins, Jr., Executive
Vice President and Director

March 6, 2007	/s/ Melvin Hyatt
Melvin Hyatt, Director

March 6, 2007	/s/ Ronald P. Pennington
Ronald P. Pennington, Director

March 6, 2007	/s/ T. Theodore Schultz
T. Theodore Schultz, Director

March 6, 2007	/s/ Albert W. Shields
Albert W. Shields, Director

March 6, 2007	/s/ Louis DiPasquale, Jr.
Louis DiPasquale, Jr., Director

March 6, 2007	/s/ Keith Stock
Keith Stock, Director