Form 10-Q
period 2007-05-08
SEVERN BANCORP INC
filed 2007-05-09
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT
 PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

0-49731
(Commission File No.)

SEVERN BANCORP, INC.
(Exact Name of registrant as Specified in Its Charter)

Maryland	52-1726127
(State of incorporation)	(IRS employer identification number)
200 Westgate Circle, Suite 200, Annapolis, Maryland	21401
(Address of principal executive offices)	(Zip Code)

410-260-2000
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

Large accelerated filer:_______                            Accelerated filer:   X                          Non- accelerated filer: _______

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

The registrant had 10,065,854 shares of Common Stock, par value $0.01 per share, outstanding at May 7, 2007.

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

PART I– FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
          (dollars in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$16,977	$16,982
Interest bearing deposits in other banks	584	709
Federal funds sold	16,670	1,024
Cash and cash equivalents	34,231	18,715
Investment securities held to maturity	7,201	7,271
Loans held for sale	2,751	2,970
Loans receivable, net of allowance for loan losses of
$9,428 and $9,026, respectively	818,213	832,507
Premises and equipment, net	31,278	30,411
Federal Home Loan Bank of Atlanta stock at cost	8,372	9,468
Accrued interest receivable and other assets	10,298	10,574

Total assets	$912,344	$911,916

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$645,393	$626,524
Short-term borrowings	-	18,000
Long-term borrowings	150,000	155,000
Subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	6,974	5,331

Total liabilities	822,986	825,474

Stockholders’ Equity
Common stock, $0.01 par value, 20,000,000 shares authorized;
10,065,854 and 9,150,850 issued and outstanding, respectively	101	92
Additional paid-in capital	46,659	28,270
Retained earnings	42,598	58,080

Total stockholders' equity	89,358	86,442

Total liabilities and stockholders' equity	$912,344	$911,916

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	For Three Months Ended March 31,
	2007	2006
Interest Income
Loans	$17,576	$15,952
Securities, taxable	64	71
Other	373	327
Total interest income	18,013	16,350

Interest Expense
Deposits	6,869	4,826
Short-term borrowings	109	86
Long-term borrowings and subordinated debentures	1,978	1,932
Total interest expense	8,956	6,844

Net interest income	9,057	9,506
Provision for loan losses	425	382
Net interest income after provision for loan losses	8,632	9,124

Other Income
Real estate commissions	907	66
Real estate management fees	162	109
Mortgage banking activities	187	199
Other	433	131
Total other income	1,689	505

Non-Interest Expenses
Compensation and related expenses	3,018	2,267
Occupancy, net	432	189
Other	936	583
Total non-interest expenses	4,386	3,039

Income before income tax provision	5,935	6,590
Income tax provision	2,445	2,608

Net income	$3,490	$3,982

Basic earnings per share	$.35	$.39

Diluted earnings per share	$.35	$.39

Cash dividends declared per share	$.06	$.05

             The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For The Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities

Net income	$3,490	$3,982
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of deferred loan fees	(955)	(1,063)
Net amortization of premiums and
discounts	2	8
Provision for loan losses	425	382
Provision for depreciation	284	99
Gain on sale of loans	(72)	(100)
Proceeds from loans sold to others	8,322	8,935
Loans originated for sale	(8,031)	(7,373)
Stock-based compensation expense	32	-
Decrease in accrued interest receivable
and other assets	667	543
Increase in accrued interest payable and other liabilities	1,643	2,998

Net cash provided by operating activities	5,807	8,411

Cash Flows from Investing Activities

Principal collected on investment securities	68	85
Net (increase) decrease in loans	14,433	(17,602)
Investment in premises and equipment	(2,936)	(2,432)
Proceeds from disposal of premises and equipment	1,785	-
Redemption of Federal Home Loan Bank
of Atlanta stock	1,096	215
Net cash provided by (used in) investing activities	14,446	(19,734)

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(dollars in thousands)

	For The Three Months Ended March 31,
	2007	2006
Cash Flows from Financing Activities

Net increase in deposits	18,869	24,504
Net decrease in short-term borrowings	(18,000)	(26,000)
Additional borrowed funds, long-term	-	15,000
Repayment of borrowed funds, long-term	(5,000)	-
Cash dividends and cash paid in lieu of fractional shares	(606)	(550)

Net cash provided by (used in) financing activities	(4,737)	12,954

Increase in cash and cash equivalents	15,516	1,631
Cash and cash equivalents at beginning of year	18,715	24,995

Cash and cash equivalents at end of period	$34,231	$26,626

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest paid	$8,839	$6,787

Income taxes paid	$92	$1,195

Transfer of loans to foreclosed real estate	$391	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Severn Bancorp, Inc. (the “Company”), and its wholly owned subsidiaries, Louis Hyatt, Inc., SBI Mortgage Company and  SBI Mortgage Company’s subsidiary, Crownsville Development Corporation, and its subsidiary, Crownsville Holdings I, LLC, and Severn Savings Bank, FSB (the “Bank”), and the Bank’s subsidiaries, Homeowners Title and Escrow Corporation, Severn Financial Services Corporation, SSB Realty Holdings, LLC, SSB Realty Holdings II, LLC, and HS West, LLC (“HS West”).  All intercompany accounts and transactions have been eliminated in the accompanying financial statements.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 or any other interim period.  The unaudited consolidated financial statements for the three months ended March 31, 2007 should be read in conjunction with the audited consolidated financial statements and related notes, which are incorporated by reference in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2006.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

Note 4 - Earnings Per Share and Stock Dividends

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for each period.  Diluted earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding after consideration of the dilutive effect of the Company’s outstanding stock options.  Potential common shares related to stock options are determined using the treasury stock method.  For the three month period ended March 31, 2007, all of the Company’s outstanding stock options, which totaled 123,640, were included in the diluted earnings per share calculation.  There were 124,630 outstanding stock options included in the diluted earnings per share calculation for the three month period ended March 31, 2006.  The below amounts and cash dividends per share have been  retroactively adjusted to give effect to a 10% stock dividend declared on February 21, 2007, effective for shares outstanding on March 15, 2007 and a 10% stock dividend declared on February 21, 2006, effective for shares outstanding March 28, 2006.

	Three Months Ended
	March 31,
	2007	2006
Common shares – weighted average (basic)	10,065,854	10,064,945
Common share equivalents – weighted average	15,119	410
Common shares – diluted	10,080,973	10,065,355

The accompanying Statements of Financial Condition reflect the issuance of 915,004 and 831,766 shares of common stock, and the transfer of $18,364,000 and $16,585,000 from retained earnings to common stock and additional paid-in capital, related to these 10% stock dividends during the first quarter of 2007 and 2006, respectively.

Note 5 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral supporting these commitments.  The Company had $5,598,000 of standby letters of credit outstanding as of March 31, 2007.  Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of March 31, 2007 and December 31, 2006 for guarantees under standby letters of credit issued is not material.

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

The following table presents the Bank’s capital position:

	Actual	Actual	To Be Well Capitalized Under
	at March 31, 2007	at December 31, 2006	Prompt Corrective Provisions
Tangible (1)	11.3%	11.0%	N/A
Tier I Capital (2)	13.7%	13.1%	6.0%
Core (1)	11.3%	11.0%	5.0%
Total Capital (2)	14.9%	14.3%	10.0%

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

Stock-based compensation expense for the three months ended March 31, 2007 and March 31, 2006 totaled $32,000 and $8,000, respectively.  There were no options exercised during the three months ended March 31, 2007 and March 31, 2006.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

Note 8 - Commitments

HS West is constructing a building in Annapolis, Maryland that serves as the Company’s and the Bank’s administrative headquarters.  A branch office of the Bank is included.  As of March 31, 2007, HS West has incurred approximately $26.9 million of costs, which is included in premises and equipment in the Consolidated Statements of Financial Condition.  The total cost is expected to be approximately $27.4 million, after completion of remaining tenant fit-out work, which is anticipated by mid 2007.

Note 9 - Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – and interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have any effect on the Company’s financial statements.

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

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The adoption of SAB 108 did not have any effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for the Company January 1, 2008.  The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital.  EITF 06-11 is effective for fiscal years beginning after September 15, 2007.  The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company

The Company is a savings and loan holding company chartered in the state of Maryland.  It conducts business through three subsidiaries:  the Bank, which is the Company’s principal subsidiary; Louis Hyatt, Inc., doing business as Hyatt Commercial, a commercial real estate brokerage and property management company; and SBI Mortgage Company, which holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation, doing business as Annapolis Equity Group, which acquires real estate for syndication and investment purposes.  The Bank has four branches in Anne Arundel County, Maryland, which offer a full range of deposit products. The Bank originates mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Northern Virginia.   The Bank, through its subsidiary HS West, is currently constructing a building in Annapolis, Maryland that serves as the Company’s and the Bank’s administrative headquarters.  A branch of the Bank is included.  As of March 31, 2007, HS West had incurred approximately $26.9 million of costs, which is included in premises and equipment in the Consolidated Statements of Financial Condition.  The total cost is expected to be approximately $27.4 million, after completion of remaining tenant fit-out work, which is expected by mid 2007.  The Company’s common stock trades under the symbol “SVBI” on the Nasdaq Stock Market.

Forward Looking Statements

In addition to the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements contained herein include, but are not limited to, those with respect to management’s determination of the amount of loan loss allowance; the effect of changes in interest rates; and changes in deposit insurance premiums.  The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  The Company’s operations and actual results could differ significantly from those discussed in the forward-looking statements.  Some of the factors that could cause or contribute to such differences include, but are not limited to, changes in the economy and interest rates both in the nation and Company’s general market area, federal and state regulation, competition and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in note 1 of the audited consolidated financial statements as of December 31, 2006 which were included in the Company’s annual report on Form 10-K.  Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments.  In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations.  The Company has developed  policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

Overview

The primary business of the Company is consumer oriented deposit products and residential and commercial mortgages. The demand for construction lending and purchase money mortgage lending has slowed during the first three months of 2007, with new loan origination activity down from 2006.  In addition, the interest rate spread between the Company’s cost of funds and what it earns on loans has decreased during the first three months of 2007, as increases in interest rates paid on deposits and borrowings has outpaced interest earned on loans.  The Company’s loan portfolio has decreased $14,294,000, or 1.7%, to $818,213,000 at March 31, 2007, compared to $832,507,000 at December 31, 2006.

The Company expects to be challenged as it seeks to grow assets in the form of mortgage loans in a slower real estate environment.  If interest rates increase, there may be less demand for mortgage loan refinancing.  The Company will continue to manage loan and deposit pricing against the risks of rising costs of its deposits and borrowings.

The continued success and attraction of the markets in which the Company operates will also be important to the Company’s ability to originate and grow its mortgage loans, as will the Company’s continuing ability to maintain low overhead.

Results of Operations

Net income decreased by $492,000, or 12.4%, to $3,490,000 for the first quarter of 2007, compared to $3,982,000 for the first quarter of 2006.  Basic and diluted earnings per share decreased by $.04, or 10.3%, to $.35 for the first quarter of 2007, compared to $.39 for the first quarter of 2006.  The decrease in net income and basic and diluted earnings per share over last year was a result of decreased growth in the Company’s mortgage portfolio coupled with the Company’s lower interest rate spread and increased operating expenses.  The Company’s interest rate spread decreased by .44%, to 3.90% for the three months ended March 31, 2007, compared to 4.34% for the same period in 2006.

Net interest income, which is interest earned net of interest expense, decreased by $449,000, or 4.7%, to $9,057,000 for the first quarter of 2007, compared to $9,506,000 for the first quarter of 2006.  The primary reason for the decrease in net interest income was because the interest rates earned on the Company’s loan portfolio have risen slower than the rise in interest rates paid on the Company’s interest bearing liabilities.  This increase was primarily the result of the growth of the Company’s certificates of deposit portfolio.  Net yield on interest earning assets for the three months ended March 31, 2007 was 4.20%, compared to 4.64% for the same period in 2006.

The provision for loan losses increased by $43,000, or 11.3%, to $425,000 for the first quarter of 2007, compared to $382,000 for the first quarter of 2006.  The provision for loan losses and allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio.  Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors.  While management believes the current allowance for loan losses is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

Total other income increased by $1,184,000, or 234.5%, to $1,689,000 for the first quarter of 2007, compared to $505,000 for the first quarter of 2006. The primary reason for the increase in other income in those periods was an increase in real estate commissions and real estate management fees, and the gain realized on property sold by Hyatt Commercial. Real estate commissions increased $841,000, or 1,274.2%, to $907,000 for the first quarter of 2007, compared to $66,000 for the first quarter of 2006. This increase was primarily the result of commissions earned in 2007 on the sale of two large commercial properties. Real estate management fees increased by $53,000, or 48.6%, to $162,000 for the first quarter of 2007, compared to $109,000 for the first quarter of 2006. The primary reason for the increase was the increased management fees earned on the three commercial properties under management starting in the second quarter of 2006.  Other income increased by $302,000, or 230.5%, to $433,000 for the first quarter of 2007, compared to $131,000 for the first quarter of 2006.  This increase was primarily the result of a $322,000 gain recognized on the sale of property owned by Hyatt Commercial.

Total non-interest expenses increased by $1,347,000, or 44.3%, to $4,386,000 for the first quarter of 2007, compared to $3,039,000 for the first quarter of 2006. Compensation and related expenses increased by $751,000, or 33.1%, to $3,018,000 for the first quarter of 2007, compared to $2,267,000 for the same period in 2006. This increase was primarily because of higher commissions paid by Hyatt Commercial to commercial real estate agents, consistent with the increase in real estate commissions earned as noted above, and higher salaries paid in 2007.  Occupancy, net increased by $243,000, or 128.6%, to $432,000 for the first quarter of 2007, compared to $189,000 for the first quarter of 2006.  This increase was the result of costs and depreciation incurred on the Company’s new headquarters that were not offset by rents collected by outside tenants.  Rental income from the new building began during the first quarter of 2007, with additional tenants expected to begin paying rent during the second quarter of 2007.  Other non-interest expenses increased by $353,000, or 60.5%, to $936,000 for the first quarter of 2007, compared to $583,000 for the first quarter of 2006.  This increase was primarily due to additional office expenses and printing costs incurred during 2007 associated with moving to the Company’s new headquarters.

Income Taxes

The income tax provision decreased by $163,000, or 6.3%, to $2,445,000 for the first quarter of 2007, compared to $2,608,000 for the first quarter of 2006. The effective tax rate for the three months ended March 31, 2007 was 41.2% compared to 39.6% for the same period in 2006.

Analysis of Financial Condition

Total assets increased by $428,000 to $912,344,000 at March 31, 2007, compared to $911,916,000 at December 31, 2006.  Cash and cash equivalents increased by $15,516,000, or 82.9%, to $34,231,000 at March 31, 2007, compared to $18,715,000 at December 31, 2006.  This increase was primarily due to increased federal funds sold from growth in the deposit portfolio and payoffs in the loan portfolio. The loan portfolio decreased during 2007, as net loans receivable decreased $14,294,000, or 1.7%, to $818,213,000 at March 31, 2007, compared to $832,507,000 at December 31, 2006.  This decrease is the result of the general slowdown in loan demand during the first quarter of 2007.  Loans held for sale decreased $219,000, or 7.4%, to $2,751,000 at March 31, 2007, compared to $2,970,000 at December 31, 2006.  This decrease was primarily due to a slowdown in loans sold on the secondary market, and the timing of loans pending sale as of March 31, 2007.  Total deposits increased $18,869,000, or 3.0%, to $645,393,000 at March 31, 2007 compared to $626,524,000 at December 31, 2006.  This increase is primarily attributable to an ongoing campaign by the Company to attract money market deposit accounts and promotions to obtain shorter-term certificates of deposit.  FHLB Atlanta borrowings decreased $23,000,000, or 13.3%, to $150,000,000 at March 31, 2007, compared to $173,000,000 as of December 31, 2006. This is a result of paying off short term FHLB Atlanta advances with deposit growth and loan payoffs.

Stockholders’ Equity

Total stockholders’ equity increased $2,916,000, or 3.4%, to $89,358,000 at March 31, 2007 compared to $86,442,000 as of December 31, 2006.  This increase is primarily a result of net earnings, offset by dividends declared.

Asset Quality

Non-accrual loans (those loans 120 or more days in arrears) decreased $334,000, or 5.6%, to $5,593,000 as of March 31, 2007, compared to $5,927,000 as of December 31, 2006.  There were thirteen residential loans in non-accrual status totaling $5,318,000 and one commercial loan in non-accrual status totaling $275,000 at March 31, 2007, compared to sixteen residential loans in non-accrual status totaling $5,829,000 and one commercial loan in non-accrual status totaling $98,000 at December 31, 2006. There was $23,000 in charge offs in the three months ended March 31, 2007. At March 31, 2007, the total allowance for loan losses was $9,428,000, which was 1.15% of total net loans, compared with $9,026,000, which was 1.08% of total net loans as of December 31, 2006.  The allowance for loan losses is based on management’s judgment and evaluation of the loan portfolio.  Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors.  While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.  As of March 31, 2007, The Company had foreclosed real estate comprised of three residential properties with a book value of $1,361,000 and an appraised value of $1,660,000.  The ratio of non-performing assets plus foreclosed assets to total assets was 0.76% at March 31, 2007 and December 31, 2006.

Liquidity

The Company’s liquidity is determined by its ability to raise funds through loan payments, maturing investments, deposits, borrowed funds, capital, and the sale of loans.  Based on the internal and external sources available, the Company’s liquidity position exceeded anticipated short-term and long-term needs at March 31, 2007.  Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In assessing its liquidity, the management of the Company considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that the Company may take advantage of business opportunities.

Management believes it has sufficient cash flow and liquidity to meet its current commitments.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $453,064,000 at March 31, 2007.  Based on past experience, management believes that a significant portion of such deposits will remain with the Company. At March 31, 2007, the Company had commitments to originate loans of $34,956,000, unused lines of credit of $41,397,000, and commitments under standby letters of credit of $5,598,000.  In addition, the Company expects to incur additional tenant fit-out costs totaling $548,000, associated with its new headquarters.  The Company has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise.  As of March 31, 2007, outstanding FHLB Atlanta borrowings totaled $150,000,000, and the Company had available to it an additional $121,987,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities decreased $2,604,000 to $5,807,000 for the three months ended March 31, 2007, compared to $8,411,000 for the same period in 2006. This decrease is primarily the result of lower net income and lower proceeds from loans sold to others in 2007.  Net cash from investing activities increased $34,180,000 to $14,446,000 for the three months ended March 31, 2007, compared to net cash used in investing activities of $19,734,000 for the same period in 2006.  This increase is primarily due to less funding of new loan originations in 2007. Net cash from financing activities decreased by $17,691,000 to net cash used in financing activities of $4,737,000 for the three months ended March 31, 2007, compared to net cash provided by financing activities of $12,954,000 for the same period in 2006.  This decrease is primarily due to a decrease in deposit growth and increased repayments of borrowings from FHLB Atlanta.

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

Average Balance Sheet

The following table presents the Company’s distribution of the average consolidated balance sheets and net interest analysis for the three months ended March 31, 2007 and March 31, 2006.

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Average Balance	Interest	Rate Annualized	Average Balance	Interest	Rate Annualized
	(dollars in thousands)
ASSETS
Loans (1)	$830,729	$17,576	8.46%	$784,256	$15,952	8.14%
Investments (2)	5,000	38	3.04%	5,000	38	3.04%
Mortgage-backed securities	2,219	26	4.69%	3,226	33	4.09%
Other interest-earning assets (3)	24,288	373	6.14%	27,629	327	4.73%

Total interest-earning assets	862,236	18,013	8.36%	820,111	16,350	7.97%

Non-interest earning assets	54,088			36,393

Total assets	$916,324			$856,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$138,444	605	1.75%	$140,571	438	1.25%
Certificates of deposit	506,407	6,264	4.95%	463,489	4,388	3.79%
Short-term borrowings	8,334	109	5.23%	8,667	86	3.97%
Long-term borrowings	150,000	1,978	5.27%	142,000	1,932	5.44%

Total interest-bearing liabilities	803,185	8,956	4.46%	754,727	6,844	3.63%

Non-interest bearing liabilities	24,744			26,562

Stockholders' equity	88,395			75,215

Total liabilities and stockholders’ equity	$916,324			$856,504

Net interest income and interest rate spread		$9,057	3.90%		$9,506	4.34%

Net interest margin			4.20%			4.64%

Average interest-earning assets to average interest-bearing liabilities			107.35%			108.66%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	The Company does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.  No amount has been recognized in the statement of financial condition at March 31, 2007, as a liability for credit loss.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	March 31, 2007
(dollars in thousands)
Standby letters of credit	$5,598
Home equity lines of credit	$25,015
Unadvanced construction commitments	$103,157
Loan commitments	$9,940
Lines of credit	$41,397
Loans sold with limited repurchase
provisions	$5,458

Legal Proceedings

There are various claims pending involving the Company, arising in the normal course of business.  Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to the Company’s financial condition and results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2006, as reported in Company’s Form 10-K filed with the SEC on or about March 13, 2007.

Item 4.          Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of March 31, 2007.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4T.     Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings.

None other than ordinary routine litigation incidental to the Company’s business.

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  The risk factors in our Annual Report on Form 10-K have not materially changed.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

The Company is correcting a typographical error which appeared in its Proxy Statement dated March 21, 2007 concerning the date for submission of matters for inclusion in its Proxy Statement relating to the 2008 Annual Meeting of shareholders.  The corrected disclosure is as follows:

DATE FOR SUBMISSION OF SHAREHOLDER PROPOSALS
FOR INCLUSION IN PROXY STATEMENT

Any proposal that a Company shareholder wishes to have included in the Company's proxy statement and form of proxy relating to the Company's 2008 annual meeting of shareholders under Rule 14a-8 of the Securities and Exchange Commission must be received by the Company's Secretary at Severn Bancorp, Inc., 200 Westgate Circle, Suite 200, Annapolis, Maryland 21401 on or before November 21, 2007.   Nothing in this paragraph shall be deemed to require the Company to include in its proxy statement and form of proxy for such meeting any shareholder proposal that does not meet the requirements of the Securities and Exchange Commission in effect at the time, including Rule 14a-8.

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

SEVERN BANCORP, INC.

May 8, 2007	_Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2007	_Thomas G. Bevivino
Thomas G. Bevivino, Executive Vice President and Chief Financial Officer
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