Form 10-Q
period 2007-08-08
SEVERN BANCORP INC
filed 2007-08-08
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT
 PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

0-49731
(Commission File No.)

SEVERN BANCORP, INC.
(Exact Name of registrant as Specified in Its Charter)

Maryland	52-1726127
(State of incorporation)	(IRS employer identification number)
200 Westgate Circle, Suite 200, Annapolis, Maryland	21401
(Address of principal executive offices)	(Zip Code)

410-260-2000
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer:                                           Accelerated  filer:     X                          Non- accelerated filer:________

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [ X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

           The registrant had 10,066,679 shares of Common Stock, par value $0.01 per share, outstanding at August 7, 2007.

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

PART I– FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2007	2006

ASSETS
Cash and due from banks	$9,186	$16,982
Interest bearing deposits in other banks	621	709
Federal funds sold	7,850	1,024
Cash and cash equivalents	17,657	18,715
Investment securities held to maturity	5,105	7,271
Loans held for sale	519	2,970
Loans receivable, net of allowance for loan losses of
$9,948 and $9,026, respectively	851,246	832,507
Premises and equipment, net	31,112	30,411
Federal Home Loan Bank of Atlanta stock at cost	9,047	9,468
Accrued interest receivable and other assets	11,143	10,574

Total assets	$925,829	$911,916

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$642,587	$626,524
Short-term borrowings	15,000	18,000
Long-term borrowings	150,000	155,000
Subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	5,933	5,331

Total liabilities	834,139	825,474

Stockholders’ Equity
Common stock, $0.01 par value, 20,000,000 shares authorized;
10,066,679 and 9,150,850 issued and outstanding, respectively	101	92
Additional paid-in capital	46,704	28,270
Retained earnings	44,885	58,080

Total stockholders' equity	91,690	86,442

Total liabilities and stockholders' equity	$925,829	$911,916

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest Income
Loans	$17,619	$17,148	$35,195	$33,005
Securities, taxable	55	68	119	139
Other	313	329	686	656
Total interest income	17,987	17,545	36,000	33,800

Interest Expense
Deposits	7,372	5,788	14,241	10,614
Short-term borrowings	115	159	224	245
Long-term borrowings	1,962	1,818	3,940	3,750
Total interest expense	9,449	7,765	18,405	14,609

Net interest income	8,538	9,780	17,595	19,191
Provision for loan losses	537	375	962	757
Net interest income after provision for loan losses	8,001	9,405	16,633	18,434

Other Income
Real estate commissions	697	1,003	1,604	1,069
Real estate management fees	158	138	320	247
Mortgage banking activities	181	245	368	444
Other	256	5	689	231
Total other income	1,292	1,391	2,981	1,991

Non-Interest Expenses
Compensation and related expenses	2,981	3,066	5,999	5,333
Occupancy, net	425	182	857	371
Other	943	757	1,879	1,340
Total non-interest expenses	4,349	4,005	8,735	7,044

Income before income tax provision	4,944	6,791	10,879	13,381
Income tax provision	2,053	2,704	4,498	5,312

Net income	$2,891	$4,087	$6,381	$8,069

Basic earnings per share	$.29	$.41	$.63	$.80

Diluted earnings per share	$.29	$.41	$.63	$.80

Common stock dividends declared per share	$.06	$.05	$.12	$.11

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For The Six Months Ended June 30,
	2007	2006

Cash Flows from Operating Activities

Net income	$6,381	$8,069
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of deferred loan fees	(1,822)	(2,128)
Net amortization of premiums and
discounts	3	15
Provision for loan losses	962	757
Provision for depreciation	624	200
Gain on sale of loans	(136)	(189)
Proceeds from loans sold to others	15,644	16,477
Loans originated for sale	(13,058)	(13,672)
Stock-based compensation expense	64	99
Increase in accrued interest receivable and
other assets	(967)	(21)
Increase in accrued interest payable and other liabilities	602	2,300

Net cash provided by operating activities	8,297	11,907

Cash Flows from Investing Activities

Proceeds from maturing investment securities	2,000	-
Principal collected on mortgage backed securities	163	364
Net increase in loans	(17,879)	(56,121)
Net proceeds from sale of foreclosed real estate	399	-
Investment in premises and equipment	(3,110)	(4,797)
Proceeds from sale of premises and equipment	1,785	-
(Purchase) redemption of Federal Home Loan Bank
of Atlanta stock	421	(595)
Net cash used in investing activities	(16,221)	(61,149)

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(dollars in thousands)

	For The Six Months Ended June 30,
	2007	2006

Cash Flows from Financing Activities

Net increase in deposits	16,063	38,563
Net decrease in short-term borrowings	(3,000)	(26,000)
Additional borrowed funds, long-term	-	40,000
Repayment of borrowed funds, long-term	(5,000)	(7,000)
Cash dividends and cash paid in lieu of fractional shares	(1,210)	(1,099)
Proceeds from exercise of options	13	-

Net cash provided by financing activities	6,866	44,464
Decrease in cash and cash equivalents	(1,058)	(4,778)
Cash and cash equivalents at beginning of year	18,715	24,995

Cash and cash equivalents at end of period	$17,657	$20,217

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest paid	$18,213	$14,577

Income taxes paid	$5,539	$5,645

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 or any other interim period.  The unaudited consolidated financial statements for the three and six months ended June 30, 2007 should be read in conjunction with the audited consolidated financial statements and related notes, which are incorporated by reference in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2006.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

Note 4 - Earnings Per Share and Stock Dividends

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for each period.  Diluted earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding after consideration of the dilutive effect of the Company’s outstanding stock options.  Potential common shares related to stock options are determined using the treasury stock method.  For the three and six month period ended June 30, 2007, all of the Company’s outstanding stock options, which totaled 122,815, were included in the diluted earnings per share calculation.  There were 124,630 outstanding stock options included in the diluted earnings per share calculation for the three and six month period ended June 30, 2006.  The below amounts and cash dividends per share have been retroactively adjusted to give effect to a 10% stock dividend declared on February 21, 2007, effective for shares outstanding on March 15, 2007 and a 10% stock dividend declared on February 21, 2006, effective for shares outstanding March 28, 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Common shares – weighted average (basic)	10,065,908	10,064,945	10,065,881	10,064,945
Common share equivalents – weighted average	14,500	11,106	18,612	3,312
Common shares – diluted	10,080,418	10,076,051	10,084,493	10,068,257

The accompanying Statements of Financial Condition reflect the issuance of 915,004 and 831,766 shares of common stock, and the transfer of $18,364,000 and $16,585,000 from retained earnings to common stock and additional paid-in capital, related to these 10% stock dividends during the first quarter of 2007 and 2006, respectively.

Note 5 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral supporting these commitments.  The Company had $6,938,000 of standby letters of credit outstanding as of June 30, 2007.  Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of June 30, 2007 and December 31, 2006 for guarantees under standby letters of credit issued is not material.

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

The following table presents the Bank’s capital position:

	Actual	Actual	To Be Well Capitalized Under
	at June 30, 2007	at December 31, 2006	Prompt Corrective Provisions
Tangible (1)	11.4%	11.0%	N/A
Tier I Capital (2)	13.5%	13.1%	6.0%
Core (1)	11.4%	11.0%	5.0%
Total Capital (2)	14.7%	14.3%	10.0%

(1) To adjusted total assets.
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

Stock-based compensation expense for the six months ended June 30, 2007 and June 30, 2006 totaled $64,000 and $99,000, respectively.  There were 825 and 0 options exercised during the six months ended June 30, 2007 and June 30, 2006, respectively.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued

Note 8 - Commitments

HS West is finishing the construction of a building in Annapolis, Maryland that serves as the Company’s and the Bank’s administrative headquarters.  A branch office of the Bank is included.  As of June 30, 2007, HS West has incurred approximately $26.9 million of costs, which is included in premises and equipment in the Consolidated Statements of Financial Condition.  The total cost is expected to be approximately $27.4 million, after completion of remaining tenant fit-out work, which is anticipated by the fall of 2007.

Note 9 - Recent Accounting Pronouncements

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

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company

The Company is a savings and loan holding company chartered in the state of Maryland.  It conducts business through three subsidiaries:  the Bank, which is the Company’s principal subsidiary; Louis Hyatt, Inc., doing business as Hyatt Commercial, a commercial real estate brokerage and property management company; and SBI Mortgage Company, which holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation, doing business as Annapolis Equity Group, which acquires real estate for syndication and investment purposes.  The Bank has four branches in Anne Arundel County, Maryland, which offer a full range of deposit products. The Bank originates mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Northern Virginia.   The Bank, through its subsidiary HS West, is finishing the construction of a building in Annapolis, Maryland that serves as the Company’s and the Bank’s administrative headquarters.  A branch of the Bank is included.  As of June 30, 2007, HS West had incurred approximately $26.9 million of costs, which is included in premises and equipment in the Consolidated Statements of Financial Condition.  The total cost is expected to be approximately $27.4 million, after completion of remaining tenant fit-out work, which is expected by the fall of 2007.  The Company’s common stock trades under the symbol “SVBI” on the Nasdaq Stock Market.

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

Overview

The primary business of the Company is consumer oriented deposit products and residential and commercial mortgages. The real estate market has slowed from the second quarter of 2006, and the demand for construction lending and purchase money mortgage lending has slowed since then.  New loan origination activity is down, and the interest rate spread between the Company’s cost of funds and what it earns on loans has also decreased, as increases in interest rates paid on deposits and borrowings has outpaced interest earned on loans.  Even though the Company has no exposure to the sub-prime lending market, it is experiencing an increase in non-accrual and delinquent loan activity in its loan portfolio, and expects that it may experience further deterioration in the coming months, until the residential market improves. In spite of the slower real estate market, the Company’s loan portfolio has increased $18,739,000, or 2.3%, to $851,246,000 at June 30, 2007, compared to $832,507,000 at December 31, 2006.

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

Results of Operations

Net income decreased by $1,196,000, or 29.3%, to $2,891,000 for the second quarter of 2007, compared to $4,087,000 for the second quarter of 2006.  Basic and diluted earnings per share decreased by $.12, or 29.3%, to $.29 for the second quarter of 2007, compared to $.41 for the second quarter of 2006.  Net income for the six months ended June 30, 2007 decreased by $1,688,000, or 20.9%, to $6,381,000, compared to $8,069,000 for the same period in 2006.  The decrease in net income and basic and diluted earnings per share over last year was a result of decreased growth in the Company’s mortgage portfolio from June 30, 2006 to June 30, 2007, and the Company’s lower interest rate spread and increased operating expenses.  The Company’s interest rate spread decreased by .57%, to 3.75% for the six months ended June 30, 2007, compared to 4.32% for the same period in 2006.

Net interest income, which is interest earned net of interest expense, decreased by $1,242,000, or 12.7%, to $8,538,000 for the second quarter of 2007, compared to $9,780,000 for the second quarter of 2006.  Net interest income for the six months ended June 30, 2007 decreased by $1,596,000, or 8.3%, to $17,595,000, compared to $19,191,000 for the same period in 2006.  The primary reason for the decrease in net interest income was because the interest rates earned on the Company’s loan portfolio have risen slower than the rise in interest rates paid on the Company’s interest bearing liabilities.  This increase was primarily the result of the growth of the Company’s certificates of deposit portfolio.  Net yield on interest earning assets for the six months ended June 30, 2007 was 4.07%, compared to 4.61% for the same period in 2006.  This decrease in net yield may continue in the future.

The provision for loan losses increased by $162,000, or 43.2%, to $537,000 for the second quarter of 2007, compared to $375,000 for the second quarter of 2006.  The provision for loan losses for the six months ended June 30, 2007 increased by $205,000, or 27.1%, to $962,000, compared to $757,000 for the same period in 2006.  Even though the Company has no exposure to the sub-prime market, it has experienced an increase in non-accrual and delinquent loan activity in its loan portfolio, and expects that it may experience further deterioration in the coming months, until the residential market improves. The provision for loan losses and allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio.  Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors.  While management believes the current allowance for loan losses is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

Total other income decreased by $99,000, or 7.1%, to $1,292,000 for the second quarter of 2007, compared to $1,391,000 for the second quarter of 2006. The primary reason for the decrease is lower real estate commissions earned partially offset by higher real estate management fees earned by Hyatt Commercial. Total other income for the six months ended June 30, 2007 increased by $990,000, or 49.7%, to $2,981,000, compared to $1,991,000 for the same period in 2006.  The primary reasons for the increase during the first six months of 2007, compared to the first six months of 2006 was an increase in real estate commissions earned and the gain realized on property sold by Hyatt Commercial during the first quarter of 2007 compared to the first quarter of 2006. Real estate commissions decreased $306,000, or 30.5%, to $697,000 for the second quarter of 2007, compared to $1,003,000 for the second quarter of 2006.  Total real estate commissions for the six months ended June 30, 2007 increased $535,000, or 50.0%, to $1,604,000, compared to $1,069,000 for the same period in 2006.  This increase was primarily the result of commissions earned during the first quarter of 2007 on the sale of two large commercial properties.  Real estate management fees increased by $20,000, or 14.5%, to $158,000 for the second quarter of 2007, compared to $138,000 for the second quarter of 2006.  Total real estate management fees for the six months ended June 30, 2007 increased $73,000, or 29.6%, to $320,000, compared to $247,000 for the same period in 2006.  The primary reason for the increase was the increased management fees earned on the three commercial properties under management starting in the second quarter of 2006.  Total other income for the six months ended June 30, 2007 increased $458,000, or 198.3%, to $689,000, compared to $231,000 for the same period in 2006.  This increase was primarily the result of a $322,000 gain recognized in the first quarter of 2007 on the sale of property owned by Hyatt Commercial.

Total non-interest expenses increased by $344,000, or 8.6%, to $4,349,000 for the second quarter of 2007, compared to $4,005,000 for the second quarter of 2006. Total non-interest expenses for the six months ended June 30, 2007 increased $1,691,000, or 24.0%, to $8,735,000, compared to $7,044,000 for the same period in 2006.  Compensation and related expenses decreased by $85,000, or 2.8%, to $2,981,000 for the second quarter of 2007, compared to $3,066,000 for the same period in 2006. This decrease was due to lower commissions paid on new loan originations partially offset by higher salaries paid in 2007.  Total compensation and related expenses for the six months ended June 30, 2007 increased by $666,000, or 12.5%, to $5,999,000, compared to $5,333,000 for the same period in 2006.   This increase was primarily because of higher commissions paid by Hyatt Commercial to commercial real estate agents, consistent with the increase in real estate commissions earned as noted above, and higher salaries paid in 2007.  Occupancy, net increased by $243,000, or 133.5%, to $425,000 for the second quarter of 2007, compared to $182,000 for the second quarter of 2006.  Total Occupancy, net for the six months ended June 30, 2007 increased by $486,000, or 131.0%, to $857,000, compared to $371,000 for the same period in 2006.  This increase was the result of costs and depreciation incurred on the Company’s new headquarters that were not offset by rents collected by outside tenants.  Rental income from the new building began during the first quarter of 2007, with additional tenants expected to begin paying rent during the third quarter of 2007.  Other non-interest expenses increased by $186,000, or 24.6%, to $943,000 for the second quarter of 2007, compared to $757,000 for the second quarter of 2006.  Total other non-interest expense for the six months ended June 30, 2007 increased by $539,000, or 40.2%, to $1,879,000, compared to $1,340,000 for the same period in 2006.  This increase was primarily due to additional legal fees incurred during 2007 relating to collection efforts on delinquent loans, higher professional fees and office expenses and printing costs incurred during 2007 associated with moving to the Company’s new headquarters.

Income Taxes

The income tax provision decreased by $651,000, or 24.1%, to $2,053,000 for the second quarter of 2007, compared to $2,704,000 for the second quarter of 2006. The income tax provision for the six months ended June 30, 2007 decreased by $814,000, or 15.3%, to $4,498,000, compared to $5,312,000 for the same period in 2006.  The effective tax rate for the six months ended June 30, 2007 was 41.3% compared to 39.7% for the same period in 2006.

Analysis of Financial Condition

Total assets increased by $13,913,000, or 1.5%, to $925,829,000 at June 30, 2007, compared to $911,916,000 at December 31, 2006.  Cash and cash equivalents decreased by $1,058,000, or 5.7%, to $17,657,000 at June 30, 2007, compared to $18,715,000 at December 31, 2006.  This decrease was primarily due to decreased federal funds sold to satisfy loan growth. The loan portfolio increased during 2007, as net loans receivable increased $18,739,000, or 2.3%, to $851,246,000 at June 30, 2007, compared to $832,507,000 at December 31, 2006.  This increase is the result of stronger loan demand during the second quarter of 2007.  Prior to the second quarter of 2007, loan demand was down from June 30, 2006 levels. Loans held for sale decreased $2,451,000, or 82.5%, to $519,000 at June 30, 2007, compared to $2,970,000 at December 31, 2006.  This decrease was primarily due to a slowdown in loans sold on the secondary market, and the timing of loans pending sale as of June 30, 2007.  Total deposits increased $16,063,000, or 2.6%, to $642,587,000 at June 30, 2007 compared to $626,524,000 at December 31, 2006.  This increase is primarily attributable to an ongoing campaign by the Company to attract money market deposit accounts and promotions to obtain shorter-term certificates of deposit.  FHLB Atlanta borrowings decreased $8,000,000, or 4.6%, to $165,000,000 at June 30, 2007, compared to $173,000,000 as of December 31, 2006. This is a result of paying off short term FHLB Atlanta advances with deposit growth.

Stockholders’ Equity

Total stockholders’ equity increased $5,248,000, or 6.1%, to $91,690,000 at June 30, 2007 compared to $86,442,000 as of December 31, 2006.  This increase was primarily a result of net earnings, offset by dividends declared.

Asset Quality

Non-accrual loans (those loans 120 or more days in arrears) decreased $638,000, or 10.8%, to $5,289,000 as of June 30, 2007, compared to $5,927,000 as of December 31, 2006.  There were fifteen residential loans in non-accrual status totaling $5,219,000 and four consumer loans in non-accrual status totaling $70,000 at June 30, 2007, compared to sixteen residential loans in non-accrual status totaling $5,829,000 and one commercial loan in non-accrual status totaling $98,000 at December 31, 2006. There was $40,000 in charge offs in the six months ended June 30, 2007, and $0 in charge offs in the six months ended June 20, 2006.  At June 30, 2007, the total allowance for loan losses was $9,948,000, which was 1.17% of total net loans, compared with $9,026,000, which was 1.08% of total net loans as of December 31, 2006.  The allowance for loan losses is based on management’s judgment and evaluation of the loan portfolio.  Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors.  While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.  As of June 30, 2007, the Company had foreclosed real estate comprised of three residential properties with a book value of $571,000 and an appraised value of $718,000.  The ratio of non-performing loans plus foreclosed assets to total assets was 0.63% at June 30, 2007 and 0.76% at December 31, 2006.

Liquidity

The Company’s liquidity is determined by its ability to raise funds through loan payments, maturing investments, deposits, borrowed funds, capital, and the sale of loans.  Based on the internal and external sources available, the Company’s liquidity position exceeded anticipated short-term and long-term needs at June 30, 2007.  Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In assessing its liquidity, the management of the Company considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that the Company may take advantage of business opportunities.

Management believes it has sufficient cash flow and liquidity to meet its current commitments.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $451,026,000 at June 30, 2007.  Based on past experience, management believes that a significant portion of such deposits will remain with the Company. At June 30, 2007, the Company had commitments to originate loans of $32,575,000, unused lines of credit of $36,693,000, and commitments under standby letters of credit of $6,938,000.  In addition, the Company expects to incur additional tenant fit-out costs totaling approximately $550,000, associated with its new headquarters.  The Company has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise.  As of June 30, 2007, outstanding FHLB Atlanta borrowings totaled $165,000,000, and the Company had available to it an additional $109,560,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities decreased $3,610,000 to $8,297,000 for the six months ended June 30, 2007, compared to $11,907,000 for the same period in 2006. This decrease was primarily the result of lower net income and lower proceeds from loans sold to others in 2007.  Net cash used in investing activities decreased $44,928,000 to $16,221,000 for the six months ended June 30, 2007, compared to $61,149,000 for the same period in 2006.  This decrease was primarily due to less funding of new loan originations in 2007. Net cash from financing activities decreased by $37,598,000 to $6,866,000 for the six months ended June 30, 2007, compared to $44,464,000 for the same period in 2006.  This decrease was primarily due to a decrease in deposit growth and decreased net borrowings from FHLB Atlanta.

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

Average Balance Sheet

The following table presents the Company’s distribution of the average consolidated balance sheets and net interest analysis for the six months ended June 30, 2007 and June 30, 2006.

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Average Balance	Interest	Rate Annualized	Average Balance	Interest	Rate Annualized
	(dollars in thousands)
ASSETS
Loans (1)	$838,125	$35,195	8.40%	$804,120	$33,005	8.21%
Investments (2)	4,000	67	3.35%	5,000	76	3.04%
Mortgage-backed securities	2,179	52	4.77%	3,116	63	4.04%
Other interest-earning assets (3)	19,310	686	7.11%	20,728	656	6.33%

Total interest-earning assets	863,614	36,000	8.34%	832,964	33,800	8.12%

Non-interest earning assets	53,139			40,011

Total assets	$916,753			$872,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$136,893	1,534	2.24%	$141,177	1,192	1.69%
Certificates of deposit	506,347	12,707	5.02%	473,942	9,422	3.98%
Short-term borrowings	8,333	224	5.38%	8,500	245	5.76%
Long-term borrowings	150,000	3,940	5.25%	145,833	3,750	5.14%

Total interest-bearing liabilities	801,573	18,405	4.59%	769,452	14,609	3.80%

Non-interest bearing liabilities	25,413			26,621

Stockholders' equity	89,767			76,902

Total liabilities and stockholders’ equity	$916,753			$872,975

Net interest income and interest rate spread		$17,595	3.75%		$19,191	4.32%

Net interest margin			4.07%			4.61%

Average interest-earning assets to average interest-bearing liabilities			107.74%			108.25%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	The Company does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.  No amount has been recognized in the statement of financial condition at June 30, 2007, as a liability for credit loss.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	June 30, 2007
(dollars in thousands)
Standby letters of credit	$6,938
Home equity lines of credit	$23,897
Unadvanced construction commitments	$112,228
Loan commitments	$8,678
Lines of credit	$36,693
Loans sold with limited repurchase provisions	$4,150

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

Item 4.                      Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of June 30, 2007.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on April 25, 2007, at which it (a) re-elected three individuals to serve additional three-year terms as directors and (b) ratified the appointment of Beard Miller Company LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007.

The names of the Directors who were re-elected at the Annual Meeting of Shareholders are as follows:

	Votes For	Votes Against	Votes Withheld
Melvin Hyatt	7,542,833	0	4,620
S. Scott Kirkley	7,540,393	0	7,060
Albert W. Shields	7,543,533	0	3,920

The names of the Directors whose terms of office continued after the Annual Meeting of Shareholders are as follows:

Louis DiPasquale, Jr.
Alan J. Hyatt
Melvin G. Meekins, Jr.
Ronald P. Pennington
T. Theodore Schultz
Keith Stock

The shareholders of the Company ratified the appointment of Beard Miller Company LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007

	Votes For	Votes Against	Votes Abstain
Appointment of Beard Miller Company LLP as independent auditors	7,421,108	126,345	0

Item 5.                      Other Information.

None

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

SEVERN BANCORP, INC.

August 8, 2007	_Alan J. Hyatt___________________________
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2007	_Thomas G. Bevivino______________________
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