Form 10-K
SEVERN BANCORP INC
filed 2008-03-12
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to                                   .

Commission File Number 0-49731

SEVERN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1726127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Westgate Circle, Suite 200, Annapolis, Maryland	21401
(Address of principal executive offices)	(Zip Code)

(410) 260-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                            Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                            Yes ☐  No ☑

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 of 15(d) of the Exchange Act from their obligations under those Sections.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                   Yes  ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

                    Large accelerated filer   ☐                                         Accelerated filer   ☑                                     Non-accelerated filer ☐
                                                                          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).                                                               Yes ☐   No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2007 was $79,023,189 ($16.33 per share based on shares of common stock outstanding at June 30, 2007).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 1, 2008, there were issued and outstanding 10,066,679 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portion’s of the registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year-ended December 31, 2007, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

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

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Bancorp operations and actual results could differ significantly from those discussed in the forward-looking statements.  Some of the factors that could cause or contribute to such differences include, but are not limited to, changes in the economy and interest rates both in the nation and Bancorp’s general market area, federal and state regulation, competition and other factors detailed in “Item 1A. Risk Factors” of Part I of this Form 10-K.  The forward-looking statements contained herein include, but are not limited to, those with respect to management’s determination of the amount of loan loss allowance; and the effect of changes in interest rates.  The words “anticipated,” “estimated,” “expected,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  Bancorp’s operations and actual results could differ significantly from those discussed in the forward-looking statements.

Bancorp disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise.

ii

PART I

Item 1.  Business

General

  Bancorp is a savings and loan holding company chartered as a corporation in the state of Maryland in 1990.  It conducts business through three subsidiaries:  Severn Savings Bank, FSB (“Bank”), its principal subsidiary; Louis Hyatt, Inc. (“HC”), which is doing business as Hyatt Commercial, a commercial real estate brokerage and property management company; and SBI Mortgage Company (“SBI”), which holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation (“Crownsville”), which is doing business as Annapolis Equity Group, which acquires real estate for syndication and investment purposes.

On December 17, 2004, Bancorp acquired all the common stock of newly formed Severn Capital Trust I, a Delaware business trust.  Severn Capital Trust I issued $20,000,000 of trust preferred securities in a private placement pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended.  Bancorp irrevocably and unconditionally guaranteed the trust preferred securities.  The proceeds of the trust preferred securities were used to purchase subordinated debentures of Bancorp.

The Bank has four branches in Anne Arundel County, Maryland, which offer a full range of deposit products, and originate mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Virginia.

As of December 31, 2007, Bancorp had total assets of $962,234,000, total deposits of $652,773,000, and total stockholders’ equity of $95,276,000. Net income of Bancorp for the year ended December 31, 2007 was $11,111,000.  For more information, see “Item 6. Selected Financial Data.”

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

Business of the Bank

    The Bank was organized in 1946 in Baltimore, Maryland as Pompei Permanent Building and Loan Association.  It relocated to Annapolis, Maryland in 1980 and its name was changed to Severn Savings Association.  Subsequently, the Bank obtained a federal charter and changed its name to Severn Savings Bank, FSB.  The Bank operates four full-service branch offices, and one administrative office.  The Bank operates as a federally chartered savings bank whose principal business is attracting deposits from the general public and investing those funds in mortgage loans.   The Bank also uses advances, or loans from the Federal Home Loan Bank of Atlanta, (“FHLB-Atlanta”) to fund its mortgage activities.  The Bank provides a wide range of retail and mortgage banking services. Deposit services include checking, savings, money market, time deposit and individual retirement accounts. Loan services include various types of real estate, consumer, and commercial lending. The Bank also provides safety deposit boxes, ATMs, debit cards, and internet and telephone banking.

The Bank’s revenues are derived principally from interest earned on mortgage loans, fees charged in connection with the loans and banking services, and gains realized from the sale of mortgage loans.  The Bank’s primary sources of funds are deposits, advances from the FHLB-Atlanta, principal amortization and prepayment of its loans.  The principal executive offices of the Bank are maintained at 200 Westgate Circle, Suite 200, Annapolis Maryland, 21401.  Its telephone number is 410-260-2000 and its e-mail address is mailman@severnbank.com.

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

The Thrift Industry

Thrift institutions are financial intermediaries which historically have accepted savings deposits from the general public and, to a lesser extent, borrowed funds from outside sources and invested those deposits and funds primarily in loans secured by first mortgage liens on residential and other types of real estate.  Such institutions may also invest their funds in various types of short- and long-term securities.  The deposits of bank and thrift institutions are insured by the Deposit Insurance Fund (“DIF”) as administered by the Federal Deposit Insurance Corporation (“FDIC”), and these institutions are subject to extensive regulations.  These regulations govern, among other things, the lending and other investment powers of thrift institutions, including the terms of mortgage instruments these institutions are permitted to utilize, the types of deposits they are permitted to accept, and reserve requirements.

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

For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Bank’s interest income and expense during the fiscal years ended December 31, 2007 and 2006, refer to Item 6, “Selected Financial Data - Rate Volume Table”.

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

    The primary focus of the Bank’s lending activities has been on first mortgage loans secured by real estate for the purpose of purchasing, refinancing, developing and constructing one-to-four family residences and commercial properties in and near Anne Arundel County, Maryland.  The Bank does originate mortgage loans throughout the states of Maryland, Virginia and Delaware.  The Bank participates in the secondary market and sold approximately 26% of the fixed-rate long-term mortgages that it originated in 2007.

Loan Portfolio Composition

The following table sets forth the composition of the Bank’s loan portfolios by type of loan at the dates indicated.  The table includes a reconciliation of total net loans receivable, including loans held for sale, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowances for losses on loans as of December 31:

	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Residential mortgage	$320,303	32.45%	$249,448	26.15%	$219,988	23.71%	$215,767	27.30%	$187,498	30.83%
Construction, land acquisition and
development	297,823	30.18%	339,122	35.55%	390,376	42.07%	343,101	43.42%	240,757	39.58%
Land	93,717	9.50%	90,747	9.51%	77,319	8.33%	33,419	4.23%	25,820	4.25%
Lines of credit	29,713	3.01%	40,733	4.27%	35,491	3.82%	29,096	3.68%	19,581	3.22%
Commercial real estate	205,755	20.85%	193,299	20.26%	163,449	17.61%	127,768	16.17%	106,823	17.56%
Commercial non-real estate	3,416	0.34%	3,348	0.35%	3,412	0.37%	3,859	0.49%	3,813	0.63%
Home equity	32,748	3.32%	32,758	3.44%	32,974	3.55%	28,101	3.56%	18,391	3.02%
Consumer	2,355	0.24%	1,537	0.16%	1,768	0.19%	2,489	0.31%	2,364	0.39%
Loans held for sale	1,101	0.11%	2,970	0.31%	3,216	0.35%	6,654	0.84%	3,175	0.52%

Total gross loans	986,931	100.00%	953,962	100.00%	927,993	100.00%	790,254	100.00%	608,222	100.00%

Deferred loan origination fees and costs, net	(4,898)		(4,712)		(4,916)		(4,157)		(3,344)

Loans in process	(78,238)		(104,747)		(136,239)		(123,195)		(94,020)

Allowance for loan losses	(10,781)		(9,026)		(7,505)		(5,935)		(4,832)

Total loans net	$893,014		$835,477		$779,333		$656,967		$506,026

Lending Activities

General

The Bank originates mortgage loans of all types, including residential, residential-construction, commercial-construction, commercial and land and residential lot loans.  To a lesser extent, the Bank also originates non-mortgage loans, which include consumer, business and commercial loans.  These loans constitute a small part of the Bank’s portfolio.

The Bank originated and funded $251,681,000 and $285,820,000 of mortgage loans for the years ended December 31, 2007 and 2006, respectively.

Loan Origination Procedures

The following table contains information on the activity of the Bank’s loans held for sale and its loans held for investment in its portfolio:

	For the Years ended December 31,
	2007	2006	2005
	(dollars in thousands)
Held for Sale:
Beginning balance	$2,970	$3,216	$6,654
Originations	18,320	31,322	73,766
Net sales	(20,189)	(31,568)	(77,204)

Ending balance	$1,101	$2,970	$3,216

Held for investment:
Beginning balance	$950,992	$924,777	$783,600
Originations and purchases	239,336	260,715	252,525
Repayments/payoffs	(204,498)	(234,500)	(111,348)

Ending balance	$985,830	$950,992	$924,777

 The Bank originates residential mortgage loans that are intended for sale in the secondary market as well as loans that are to be held in the Bank’s investment portfolio.  Loans sold in the secondary market are primarily sold to investors with which the Bank maintains a correspondent relationship.  These loans are made in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market, and are approved either by the Bank’s underwriter or the correspondent’s underwriter.  Loans considered for the Bank’s portfolio are approved by the Bank’s loan committee, which includes an Executive Vice President of the Bank.  Meetings of the loan committee are open to attendance by any member of the Bank’s Board of Directors who wishes to attend.  The loan committee reports to and consults with the Board of Directors in interpreting and applying the Bank’s lending policy.  Single loans greater than $2 million, or relationships greater than $4 million, up to $16,160,000 (the maximum amount of a loan to one borrower as of December 31, 2007), must also have Board of Director’s approval.

Loans that are sold are typically long-term (15 or more years) loans with fixed interest rates eligible for resale in the secondary market.  Loans retained for the Bank’s portfolio typically include construction loans, commercial loans and loans that periodically reprice or mature prior to the end of an amortized term.  Loans are generally sold with servicing released.  However, as of December 31, 2007, the Bank was servicing $633,000 in loans for Federal Home Loan Mortgage Corporation (“FHLMC”) and $62,192,000 in loans for other investors.

The following table contains information, as of December 31, 2007, on the percentage of fixed-rate single-family loans serviced for others by the Bank, by interest rate category.

Interest rate range	Percentage of Portfolio
Less than 5.00%	50.8%
5.01 – 6.00%	0.0%
6.01 – 7.00%	1.9%
7.01 – 8.00%	8.0%
Over 8.00%	39.3%
100.0%

The Bank’s mortgage loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  The authority of the loan committee to approve loans is established by the Board of Directors and currently is commensurate with the Bank’s limitation on loans to one borrower.  The Bank’s maximum amount of loans to one borrower currently is equal to 15% of the Bank’s unimpaired capital, or $16,160,000 as of December 31, 2007.  Loans greater than this amount require participation by one or more additional lenders.  Letters of credit are subject to the same limitations as direct loans.  The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate.  The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

Commercial Real Estate Loans

At December 31, 2007, the Bank’s commercial real estate loan portfolio totaled $205,755,000, or 20.9% of the Bank’s total loan portfolio.  All of the Bank’s commercial loans are secured by improved property such as office buildings, retail strip shopping centers, industrial condominium units and other small businesses most of which are located in the Bank’s primary lending area.  The largest commercial real estate loan outstanding at December 31, 2007 was a $7,000,000 loan secured by an office building in Annapolis, Maryland.  This loan has consistently performed in accordance with the terms of the debt instrument.

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

Construction Loans

The Bank originates loans to finance the construction of one-to-four family dwellings, and to a lesser extent, commercial real estate.  It also originates loans for the acquisition and development of unimproved property to be used for residential and/or commercial purposes in cases where the Bank is to provide the construction funds to improve the properties.  As of December 31, 2007, the Bank had 462 construction loans outstanding in the gross aggregate amount of $297,823,000, representing 30.2% of its loan portfolio, of which $78,238,000 was unadvanced.

Construction loan amounts are based on the appraised value of the property and, for builder loans, a feasibility study as to the potential marketability and profitability of the project.  Construction loans generally have terms of up to one year, with reasonable extensions as needed, and typically have interest rates that float monthly at margins ranging from the prime rate to 1 percent above the prime rate.   In addition to builders’ projects, the Bank finances the construction of single family, owner-occupied houses where qualified contractors are involved and on the basis of strict written underwriting and construction loan guidelines.  Construction loans are structured either to be converted to permanent loans with the Bank upon the expiration of the construction phase or to be paid off by financing from another financial institution.

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

Multi-Family Lending

The Bank occasionally originates multi-family loans with terms up to 30 years, but with rate adjustments or balloon payments generally at three to five years.  These loans are generally made in amounts up to 75% of the appraised value of the secured property.  In making these loans, the Bank bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service, the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar property, the marketability of the property and the Bank’s lending experience with the borrower.  The Bank also typically receives a personal guarantee from the borrower.  As of December 31, 2007, $6,904,000, or 0.7% of the Bank’s total loan portfolio, consisted of multi-family residential loans.

Land and Residential Building Lots

Land loans include loans to developers for the development of residential subdivisions and loans on unimproved lots primarily to individuals.  At December 31, 2007, the Bank had outstanding land and residential building lot loans totaling $98,066,000, or 9.9% of the Bank’s total loan portfolio.  The largest of these loans for $4,612,000, is secured by seven parcels in Severn, Maryland, and has performed in accordance with the terms of the debt instrument.  Land development loans typically are short-term loans; the duration of these loans is typically not greater than three years.  The interest rate on land loans is generally at least 1% or 2% over the prime rate.   The loan-to-value ratio generally does not exceed 75%. Loans typically are made to customers of the Bank and developers and contractors with whom the Bank has had previous lending experience.  In addition to the customary requirements for this type loan, the Bank may also require a satisfactory Phase I environmental study and feasibility study to determine the profit potential of the development.

Consumer and Other Loans

The Bank also offers other loans, primarily business and commercial loans.  These are loans to businesses that are not secured by real estate although equipment, securities, or other collateral may secure them.  They constitute a relatively small part of the Bank’s business, and typically are offered to customers with long-standing relationships with the Bank.  At December 31, 2007, $7,726,000, or 0.8%, of the loan portfolio consisted of business and commercial loans.  In addition, approximately 0.2% of the loan portfolio was in consumer loans.

Loan Portfolio Cash Flows

The following table sets forth the estimated maturity of the Bank’s loan portfolios by type of loan at December 31, 2007.  The estimated maturity reflects contractual terms at December 31, 2007.  Contractual principal repayments of loans do not necessarily reflect the actual term of the Bank’s loan portfolios.  The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of "due on sale" clauses.  The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Due	Due after
	Within one	1 through	Due after
	year or less	5 years	5 years	Total
	(dollars in thousands)
One to four family residential	$35,369	$50,943	$282,509	$368,821
Multifamily	1,362	1,971	3,571	6,904
Commercial and industrial real estate	13,995	58,413	132,827	205,235
Construction and land acquisition
and development loans	250,450	47,373	-	297,823
Land	40,235	48,940	8,891	98,066
Commercial, non-real estate	4,589	1,093	2,044	7,726
Consumer	1,460	717	179	2,356
Total	$347,460	$209,450	$430,021	$986,931

The following table contains certain information as of December 31, 2007 relating to the loan portfolio of the Bank with the dollar amounts of loans due after one year that have fixed and floating rates.  All loans are shown maturing based upon contractual maturities and include scheduled payments but not possible prepayments.

	Fixed	Floating	Total
	(dollars in thousands)
One to four family residential	$185,797	$147,656	$333,453
Multifamily	1,738	3,804	5,542
Commercial and industrial real estate	75,676	115,564	191,240
Construction and land acquisition
and development loans	12,915	34,458	47,373
Land	33,766	24,065	57,831
Commercial, non-real estate	2,029	1,108	3,137
Consumer	895	-	895
Total	$312,816	$326,655	$639,471

Loans to One Borrower

Under regulatory guidelines, the aggregate amount of loans that the Bank may make to one borrower is 15% of the Bank’s unimpaired capital and unimpaired surplus.  The Bank’s largest loans at December 31, 2007 were a $7,000,000 line of credit secured by assignments of notes, Deeds of Trust, pledged stock and certificates of deposit and a $7,000,000 loan secured by commercial property located in Annapolis, Maryland.  The third largest loan is in the amount of $6,625,000 and is secured by commercial property located in Severna Park, Maryland.

Origination and Purchase and Sale of Loans

The Bank originates residential loans in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market.  Although the Bank has authority to lend anywhere in the United States, it has confined its loan origination activities primarily to the states of Maryland, Virginia and Delaware.

Loan originations are developed from a number of sources, primarily from referrals from real estate brokers, builders, and existing and walk-in customers.  The Bank also utilizes the services of loan brokers in its market area.  Loan brokers are paid on a commission basis (generally 1% of the loan amount) for loans brokered to the Bank.

The Bank’s mortgage loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  The loan committee of the Bank can approve single residential and commercial loans up to $2 million, and loans that aggregate up to $5 million to one borrower.  Single loans greater than $2 million, or relationships greater than $4 million, up to $16,160,000 (the maximum amount of a loan to one borrower as of December 31, 2007), must also have Board of Director’s approval. The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate. The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

Interest Rates, Points and Fees

The Bank realizes interest, point, and fee income from its lending activities.  The Bank also realizes income from commitment fees for making commitments to originate loans, and from prepayment and late charges, loan fees, application fees, and fees for other miscellaneous services.

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

The Bank categorizes its classified assets within five categories:  Special Mention, Substandard, Doubtful, Loss and Impaired.  Special Mention loans are 60 days or more in arrears and include all borrowers who are in bankruptcy that have not missed any post-petition payments.  The Bank reserves 5% on all Special Mention loans.  Substandard loans are loans that are 90 days or more delinquent and are loans that have borrowers in bankruptcy that have missed a post-petition payment.  The Bank reserves 15% of substandard loans.  The Doubtful category consists of loans where the Bank expects a loss, but not a total loss.  Various subjective factors are considered with the most important consideration being the estimated underlying value of the collateral.  The Bank reserves 50% of the amount of Doubtful loans.  Loans that are classified as “Loss” are fully reserved.  Impaired loans are loans that are considered to be impaired under FASB Statement No. 114 “Accounting by Creditors for Impairment of a Loan.”  The Bank reviews each of these loans to determine if the underlying collateral is sufficient to satisfy the loan.  If the underlying collateral is not sufficient, a specific reserve is recorded.

All loans are individually evaluated if they are deemed classified.  The Bank also evaluates all delinquent loans, individually.  The rest of the portfolio is evaluated as a group and a determination is made, periodically, concerning the inherent risks associated with particular types of loans and an allowance is assigned to those particular groups.

The Bank allocates reserves to its allowance for loan losses in two ways.  Where the Bank has classified a loan as impaired, it may record a specific reserve, if it is not expected to be fully recoverable.  In cases where loans are classified as Special Mention, Substandard, Doubtful, or Loss, the Bank usually does not allocate its allowance for loan loss reserves to a specific reserve.  The Bank does not allocate its allowance for loan losses based upon the unclassified portion of its loan portfolio to specific loan reserves.

The following table sets forth information as to non-accrual loans.  The Bank discontinues the accrual of interest on loans 90 days or more past due, at which time all previously accrued but uncollected interest is deducted from income.  As of the most recent reported period, $649,000 in interest income would have been recorded for the year ended December 31, 2007 if the loans had been current in accordance with their original terms and had been outstanding throughout the year ended December 31, 2007 or since their origination (if held for only part of the fiscal year).  For the year ended December 31, 2007, $406,000 in interest income on such loans was actually included in net income.

	At December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
One-to-four family real estate	$4,992	$3,487	$1,693	$915	$378
Home equity lines of credit	-	-	-	-	50
Commercial	336	98	-	-	-
Land	2,372	2,342	-	24	24
Non-mortgage loans:
Consumer	-	-	-	-	17
Commercial loans	-	-	-	-	-
Total non-accrual loans	$7,700	$5,927	$1,693	$939	$469
Accruing loans greater than 90 days past due	$-	$-	$-	$-	$-
Foreclosed real-estate	$2,993	$970	$-	$-	$-
Total non-performing assets	$10,693	$6,897	$1,693	$939	$469
Total non-accrual loans to net loans	0.9%	0.7%	0.2%	0.1%	0.1%
Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	140.0%	152.3%	443.3%	632.1%	1030.5%
Total non-accrual and accruing loans greater than
90 days past due to total assets	0.8%	0.7%	0.2%	0.1%	0.1%
Total non-performing assets to total assets	1.1%	0.8%	0.2%	0.1%	0.1%

Classified Assets and Allowance for Loan Losses

Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality, as “substandard,” “doubtful” or “loss assets.” An asset is considered substandard if the paying capacity and net worth of the obligor or the collateral pledged, if any, inadequately protects it.  Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values.  Assets classified as loss assets are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets that do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of these categories but possess credit deficiencies or potential weakness are required to be designated special mention by management.

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

Total classified loans as of December 31, 2007 were $22,167,000.  Allowance for loan losses as of December 31, 2007 was $10,781,000, which was 1.1% of gross loans receivable and 140.0% of total non-performing loans.

[see table on following page]

The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans at the dates indicated:

	2007		2006		2005		2004		2003
		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
		Loans in each		Loans in each		Loans in each		Loans in each		Loans in each
	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
One to four family residential	$3,378	40.73%	$2,202	32.41%	$1,706	29.74%	$2,000	30.20%	$1,938	36.20%
Multifamily	35	0.76%	33	0.57%	67	0.49%	20	0.34%	21	0.14%
Commercial and industrial real estate	3,332	22.41%	2,512	20.45%	1,965	17.73%	1,009	16.17%	1,154	18.48%
Construction and land acquisition and
development loans	1,849	24.29%	2,253	35.44%	2,684	42.07%	2,577	43.42%	1,173	39.58%
Land	2,027	10.72%	1,731	10.10%	882	8.78%	251	8.54%	476	4.25%
Commercial, non-real estate	150	0.83%	288	0.87%	193	1.00%	70	1.18%	59	1.16%
Other	10	0.26%	7	0.16%	8	0.19%	8	0.15%	11	0.19%
Total	$10,781	100.00%	$9,026	100.00%	$7,505	100.00%	$5,935	100.00%	$4,832	100.00%

The following table contains information with respect to Bancorp’s allowance for loan losses for the periods indicated:

	At or for the Year Ended
	December 31
	2007	2006	2005	2004	2003
	(dollars in thousands)
Average loans outstanding, net	$858,305	$819,038	$738,028	$600,030	$466,512
Total gross loans outstanding at end of period	$986,931	$953,962	$927,993	$790,254	$608,222
Total net loans outstanding at end of period	$893,014	$835,477	$779,333	$656,967	$506,026
Allowance balance at beginning of period	$9,026	$7,505	$5,935	$4,832	$3,991

Provision for loan losses	2,462	1,561	1,570	1,200	900
Actual charge-offs
1-4 family residential real estate	270	-	-	97	25
Other	449	40	-	-	34
Total charge-offs	719	40	-	97	59
Recoveries
Total recoveries	12	-	-	-	-
Net charge offs	707	40	-	97	59

Allowance balance at end of period	$10,781	$9,026	$7,505	$5,935	$4,832
Net charge offs as a percent of average loans	0.08%	0.00%	0.00%	0.02%	0.01%
Allowance for loan losses to total gross loans at end of period	1.09%	0.95%	0.81%	0.75%	0.79%
Allowance for loan losses to net loans at end of period	1.21%	1.08%	0.96%	0.90%	0.95%

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

The carrying amounts of the Bank’s investment securities held to maturity, as of the dates indicated are presented in the following table:

	At December 31,
	2007	2006	2005
	(dollars in thousands)

FHLB Notes	$1,000	$5,000	$5,000
Mortgage-backed securities	1,383	2,271	3,290

Total Investment Securities Held to Maturity	$2,383	$7,271	$8,290

Investment Scheduled Maturity Table

As of December 31, 2007

			More than One to		More than Five to
	One Year or Less		Five Years		Ten Years		More than Ten Years		Total Investment Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Fair
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
	(dollars in thousands)

FHLB Notes	-	-	-	-	$1,000	5.05%	-	-	$1,000	5.05%	$1,000
FNMA Notes	-		-		-		-		-		-
FFCB Note	-		-		-		-		-		-
Mortgage-backed securities	-	-	-	-	-	-	1,383	5.59%	1,383	5.59%	1,330

Total	$-	-	$-	-	$1,000	5.05%	$1,383	5.59%	$2,383	5.36%	$2,330

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

Deposits in the Bank as of December 31, 2007, 2006 and 2005 consisted of savings programs described below:

	2007	2006	2005
	(dollars in thousands)

NOW accounts	$11,152	$9,314	$7,683
Money market accounts	87,688	89,120	99,911
Passbooks	14,891	18,526	17,505
Certificates of deposit	523,698	490,865	445,592
Non-interest bearing accounts	15,344	18,699	24,202

Total deposits	$652,773	$626,524	$594,893

The following table contains information pertaining to the certificates of deposit held by the Bank in excess of $100,000 as of December 31, 2007.

Jumbo Certificate
of Deposits
Time Remaining Until Maturity	(dollars in thousands)
Less than three months	$57,799
3 months to 6 months	63,415
6 months to 12 months	72,141
Greater than 12 months	42,374
Total	$235,729

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

Management believes that funds available through short-term borrowings and asset maturities are considered adequate to meet all anticipated needs, and management is continually monitoring the Bank’s liquidity position to meet projected needs.

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

Short Term Borrowings

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of thirty percent (30%) of its total assets, with the FHLB-Atlanta.  As of December 31, 2007, the total available line of credit with the FHLB-Atlanta for short term and long-term borrowings was $288,670,000.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.  The following table sets forth short-term borrowings with the FHLB-Atlanta, with original maturities of one year or less.

	Years ended December 31,
	2007	2006	2005
	(dollars in thousands)
Short term borrowings and notes payable
Average balance outstanding during the period	$10,417	$8,250	$25,833
Maximum amount outstanding at any month-end during
the period	25,000	26,000	41,000
Weighted average interest rate during the period	4.68%	5.31%	3.30%
Total short term borrowings at period end	15,000	18,000	26,000
Weighted average interest rate at period end	4.40%	5.41%	3.33%

Employees

As of December 31, 2007, Bancorp and its subsidiaries had approximately 118 full-time equivalent employees.    Bancorp’s employees are not represented by any collective bargaining group, and management considers its relations with its employees to be excellent.

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

Hyatt Commercial

Bancorp acquired Hyatt Commercial, a real estate brokerage and property management company, in June 2001.  Hyatt Commercial is a real estate brokerage company specializing in commercial real estate sales, leasing and property management.  It owned property at 1919 and 1919A West Street, which was leased to unrelated parties.  Hyatt Commercial sold the properties during the first quarter of 2007.

Crownsville Development Corporation

Crownsville, which is doing business as Annapolis Equity Group, is a subsidiary of SBI and is engaged in the business of acquiring real estate for investment and syndication purposes.  In 2006, Crownsville brokered the acquisition of three properties in Delaware and facilitated the syndication of the properties.

SBI Mortgage Company

SBI is a subsidiary of Bancorp that has engaged in the origination of mortgages not suitable for the Bank.  It owns subsidiary companies that have or are negotiating to purchase real estate for investment purposes.  As of December 31, 2007, SBI had $2,866,000 in outstanding mortgage loans and it had $472,000 invested in subsidiaries, which funds were held in cash, pending potential acquisition of investment real estate.

HS West, LLC

HS West, LLC (“HS”) is a subsidiary of the Bank, and constructed a building in Annapolis, Maryland that serves as Bancorp’s and the Bank’s administrative headquarters. A branch office of the Bank is included.  In addition, HS leases space to four unrelated companies and to a company in which the President of Bancorp and the Bank is a partner.

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

General

Savings and loan holding companies and savings associations are extensively regulated under both federal and state law.  This regulation is intended primarily to protect depositors and the Deposit Insurance Fund (“DIF”), and not the stockholders of Bancorp.  The summary below describes briefly the regulation that is applicable to Bancorp and the Bank, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of Bancorp

General.  As a unitary savings and loan holding company, Bancorp is required to register and file reports with the OTS and is subject to regulation and examination by the OTS.  In addition, the OTS has enforcement authority over Bancorp and its subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

Activities Restriction Test.  As a unitary savings and loan holding company, Bancorp generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender (“QTL”) test. The termination of the “unitary thrift holding company exemption” in 1999 did not affect Bancorp because Bancorp was grandfathered under the law.  Under certain circumstances, Bancorp could lose its grandfathered status.  If the Bank failed to meet the QTL test, then Bancorp would become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the Bank qualified as a QTL within one year thereafter, Bancorp would be required to register as, and would become subject to the restrictions applicable to, a bank holding company. Additionally, if Bancorp were to acquire control of another savings association, other through merger or other combination with the Bank or other than in a supervisory acquisition where the acquired association also met the QTL test, Bancorp would thereupon become a multiple savings and loan holding company and would thereafter be subject to further restrictions on its activities.  Bancorp presently intends to continue to operate as a unitary savings and loan holding company.

Restrictions on Acquisitions.  Except under limited circumstances, savings and loan holding companies, such as Bancorp, are prohibited from acquiring, without prior approval of the OTS, (i) control of any other savings and loan holding company or substantially all of the assets thereof; (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary; (iii) acquiring through a merger, consolidation or purchase of assets of another savings institution (or holding company thereof) or acquiring all or substantially all of the assets of another savings institution (or holding company thereof); or (iv) acquiring control of an uninsured institution.  In evaluating proposed acquisitions of savings institutions by holding companies, the OTS considers the financial and managerial resources and future prospects of the holding company and the target institution, the effect of the acquisition on the risk to the DIF, the convenience and the needs of the community and competitive factors.

No director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company. Certain individuals, including Alan J. Hyatt, Louis Hyatt, and Melvin Hyatt, and their respective spouses (“Applicants”), filed an Application for Notice of Change In Control (“Notice”) in April 2001 pursuant to 12 CFR Section 574.3(b).  The Notice called for the Applicants to acquire up to 32.32% of Bancorp’s issued and outstanding shares of stock of Bancorp by April 16, 2002.  The OTS approved requests by the Applicants to extend the time to consummate such acquisition of shares to December 20, 2008.  The Applicants currently own approximately 29.29% of the total outstanding shares of Bancorp as of December 31, 2007.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Federal Securities Law.  Bancorp’s securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.  As such, Bancorp is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934, including Bancorp. In particular, the Sarbanes-Oxley Act established  new requirements in the areas of financial disclosure and corporate governance, including: (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) requiring the chief executive officer and chief financial officer to certify to the accuracy of periodic reports filed with the SEC; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; (v) accelerated filing requirements for SEC reports; (vi) disclosures concerning internal controls and procedures; (vii) requiring the company’s independent registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls; and (viii) new and increased civil and criminal penalties for fraud and other violations of the securities laws.

We have incurred additional expense in complying with the provisions of the Sarbanes-Oxley Act and implemented regulations, particularly those regulations relating to the establishment of internal controls over financial reporting.

Financial Services Modernization Legislation.  In November 1999, the Gramm-Leach-Bliley Act of 1999 (“GLBA”) was enacted. The GLBA generally permits banks, other depository institutions, insurance companies and securities firms to enter into combinations that result in a single financial services organization to offer customers a wider array of financial services and products so long as they do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The GLBA may have the result of increasing the amount of competition that Bancorp and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than Bancorp and the Bank.

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

Regulatory Capital Requirements.  OTS regulations require that the Bank meet three minimum requirement standards including: (i) tangible capital equal to 1.5% of adjusted total assets; (ii) a leverage ratio consisting of Tier I or “core” capital equal to at least 4% of adjusted total assets; and (iii) risk-based capital equal to at least 8% of total risk-weighted assets.

Tier I, or core capital is defined as common stockholder’s equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries and certain non-withdrawable accounts or pledged deposits. Tier I (core) capital is generally reduced by the amount of the saving’s institution’s intangible assets. Limited exceptions to the deduction of intangible assets exist for certain mortgage servicing rights and credit card relationships and qualifying supervisory goodwill.  Tangible capital is generally defined the same as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association’s intangible assets with only a limited exception for certain mortgage servicing rights.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital.  At December 31, 2007, the Bank had no such investments.

Total capital equals the sum of Tier I (Core) capital and supplementary capital, to the extent that supplementary capital does not exceed Tier I (core) capital.  Supplementary capital includes, among other items, cumulative perpetual preferred stock, perpetual subordinate debt, mandatory convertible subordinate debt, intermediate-term preferred stock, the portion of allowance for loan losses not designated for specific loan losses (up to 1.25% of risk-weighted assets) and up to 45% of unrealized gains on equity securities.  For purposes of determining total capital, a savings institution’s assets are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the institution’s equity investments (other than those deducted from core and tangible capital) and its high loan-to-value ratio land loans and non-residential construction loans.

A savings institution’s risk based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight.  These risk weights range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and certain other assets.

As shown below, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2007.

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
December 31, 2007
Tangible (1)	$107,734	11.3%	$14,321	1.50%	N/A	N/A
Tier I capital (2)	107,734	13.7%	N/A	N/A	$47,144	6.00%
Core (1)	107,734	11.3%	38,190	4.00%	47,737	5.00%
Total (2)	117,205	14.9%	62,859	8.00%	78,573	10.00%

December 31, 2006
Tangible (1)	$99,445	11.0%	$13,513	1.50%	N/A	N/A
Tier I capital (2)	99,445	13.1%	N/A	N/A	$45,582	6.00%
Core (1)	99,445	11.0%	36,034	4.00%	45,043	5.00%
Total (2)	108,452	14.3%	60,776	8.00%	75,971	10.00%

(1)  To adjusted total assets.
(2)  To risk-weighted assets.

       Enforcement. The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement actions by the OTS may range from issuance of a capital directive or cease and desist order, to removal of officers or directors of the institution and the appointment of a receiver or conservator.  The FDIC also has the authority to terminate deposit insurance or recommend to the director of the OTS that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the director of the OTS, the FDIC has authority to take action under specific circumstances.

Safety and Soundness Standards.  Federal law requires each federal banking agency, including the OTS, to prescribe to certain standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions.  If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines.  A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan.  Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions.

Prompt Corrective Action.  Under the prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings associations.  The risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution’s capital classification.  For this purpose, a savings association is placed into one of the following five categories dependent on their respective capital ratios:

•	“well capitalized” (at least 5% leverage capital, 6% Tier I risk-based capital and 10% total risk-based capital);
•	“adequately capitalized” (at least 4% leverage capital, 4% Tier I risk-based capital and 8% total risk-based capital);
•	“undercapitalized” (less than 4% leverage capital, 4% Tier I risk-based capital or 8% total risk-based capital);
•	“significantly undercapitalized” (less than 3% leverage capital, 3% Tier I risk-based capital or 6% total risk-based capital); and
•	“critically undercapitalized” (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is “critically undercapitalized”.  The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”.  In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, payment of dividends and other capital distributions, and affiliate transactions.  The OTS may also take any one of a number of discretionary supervisory actions against the undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2007, the Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

Premiums for Deposit Insurance.  The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC.

The FDIC regulations assess insurance premiums based on an institution’s risk.  Under this assessment system, the FDIC evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating. Risk Category I, which contains the least risky depository institutions, including the Bank,  is expected to include more than 90% of all institutions.  The rates for Risk category I institutions vary between five and seven cents for every $100 of domestic deposits.  Federal law requires the FDIC to establish a deposit reserve ratio for the deposit fund of between 1.15% and 1.50% of estimated deposits.  The FDIC has designated the reserve ratio for the deposit insurance fund though the first quarter of 2008 at 1.25% of estimated insured deposits.

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

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board.  The bonds, commonly referred to as Financing Corporation (“FICO”) bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation.  The annual FICO assessment rate as of the first quarter of 2008 is 1.14 basis points (i.e. $0.0114 for every $100 of assessable deposits).  The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

The FDIC has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses of the Bank.

Privacy.  Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties.  Pursuant to these rules, financial institutions must provide:

•
Initial and annual notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates; and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

Since the GLBA’s enactment, a number of states have implemented their own versions of privacy laws.  The Bank has implemented its privacy policies in accordance with applicable law.

Loans-to-One Borrower Limitations.  With certain limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower (including certain related entities of the borrower) may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral.  Savings associations are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided:

•	the purchase price of each single-family dwelling in the development does not exceed $500,000;
•	the savings association is in compliance with its fully phased-in capital requirements;
•	the loans comply with applicable loan-to-value requirements; and
•	the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

At December 31, 2007, the Bank’s loans-to-one-borrower limit was $16,160,000 based upon the 15% of unimpaired capital and surplus measurement.  At December 31, 2007, the Bank’s largest lending relationships had an outstanding balance of $7,000,000, and consisted of a line of credit secured by assignments of notes, Deeds of Trust, pledged stock and certificates of deposit and a $7,000,000 loan secured by commercial property located in Annapolis, Maryland. The loans were performing in accordance with its terms.

Qualified Thrift Lender Test. Savings associations must meet a QTL test, which test may be met either by maintaining at least 65% of its portfolio assets in qualified thrift investments or meeting the definition of a “domestic building and loan association” as defined in the Code, in either case in at least nine of the most recent twelve month period.  “Portfolio Assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.  Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage-related securities.  Associations that fail to meet the QTL test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2007, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

Affiliate Transactions. Generally, transactions between a savings bank or its subsidiaries and its affiliates (i.e. companies that control the Bank or are under common control with the Bank) must be on terms favorable to the Bank as comparable transactions with non-affiliates.  In addition, certain of these transactions are restricted to a percentage of the Bank’s capital and are subject to specific collateral requirements.

The bank’s authority to extend credit to executive officers, directors, trustees and 10% stockholders, as well as entities under such person’s control, is currently governed by  Section 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board.  Among other things, these regulations generally require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amounts of the loans the Bank may make to such persons based, in part, on the Bank’s capital position, and require certain board of directors’ approval procedures to be followed.

Capital Distribution Limitations. OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital.

The OTS regulations require a savings association to file an application for approval of a capital distribution if:

•	the association is not eligible for expedited treatment of its filings with the OTS;
•
the total amount of all of capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds its net income for that year to date plus retained net income for the preceding two years;

•	the association would not be at least adequately capitalized under the prompt corrective action regulations of the OTS following the distribution; or
•
the proposed capital distribution would violate any applicable statute, regulation, or agreement between the savings association and the OTS, or the FDIC, or violate a condition imposed on the savings association in an OTS-approved application or notice.

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

The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.  In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Branching.  Under OTS branching regulations, the Bank is generally authorized to open branches within or beyond the State of Maryland if the Bank (1) qualifies as a “domestic building and loan association” under the Code, which qualification requirements similar to those for a Qualified Thrift Lender under the Home Owners’ Loan Act, and (2) publishes public notice at least 30 days before opening a branch and no one opposes the branch.  If a comment in opposition to a branch opening is filed and the OTS determines the comment to be relevant to the approval process standards, and to require action in response, the OTS may, among other things, require a branch application or elect to hold a meeting with the Bank and the person who submitted the comment.  The OTS authority preempts any state law purporting to regulate branching by federal savings banks.

Community Reinvestment Act and the Fair Lending Laws.  Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies as well as the Department of Justice taking enforcement actions.  Based on an examination conducted May 30, 2006, the Bank received a satisfactory rating.

USA Patriot Act of 2001.   The USA Patriot Act of 2001 contains sweeping anti-money laundering and financial transparency laws and imposes various regulations on financial institutions, such as the Bank, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

Under the capital plan of the FHLB-Atlanta as of December 31, 2007, the Bank was required to own at least $10,171,600 of the capital stock of the FHLB-Atlanta.  As of such date, the Bank owned $10,171,600 of the capital stock of the FHLB-Atlanta and was in compliance with the capital plan requirements.

Federal Reserve System.  The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits.  At December 31, 2007, the Bank was in compliance with these requirements.

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

Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Item 1A.  Risk Factors

Unless the context indicates otherwise, all references to “we,” “us,” “our” in this subsection “Risk Factors” refer to the Bancorp and its subsidiaries.  You should carefully consider the risks described below as well as elsewhere in this Annual Report on Form 10-K. If any of the risks actually occur, our business, financial condition or results of future operations could be materially adversely affected. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K.

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

A downturn in the real estate market could hurt our business because most of our loans are secured by real estate.  Substantially all of our real property collateral is located in the states of Maryland, Virginia and Delaware.  As of December 31, 2007, approximately 96% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate.  Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature.  If real estate prices decline, the value of real estate collateral securing our loans could be reduced.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.  Any such downturn could have a material adverse effect on our business, financial condition and results of operations.

In addition, approximately 61% of the book value of our loans consisted of construction, land acquisition and development loans, commercial real estate loans and land loans, which present additional risks described in “Item 1.   Business”.

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

We are highly dependent upon the continued services and experience of our senior management team, including Alan J. Hyatt, our President and Chief Executive Officer. We depend on the services of Mr. Hyatt and the other members of our senior management team to, among other things, continue the development and implementation of our strategies, and maintain and develop our client relationships.  We do not have an employment agreement with members of our senior management nor do we maintain “key-man” life insurance on our senior management.  If we are unable to retain Mr. Hyatt and other members of our senior management team, our business could be materially adversely affected.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting and our registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting.  While we have reported no “significant deficiencies” or “material weaknesses” in this Form 10-K, we cannot guarantee that we will not have any “significant deficiencies” or “material weaknesses” reported by our independent registered public accounting firm in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If in the future we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.  In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential shareholders and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

HS West, LLC (“HS”) is a subsidiary of the Bank, and constructed a building in Annapolis, Maryland that serves as Bancorp’s and the Bank’s administrative headquarters. A branch office of the Bank is included.  The Bank, Homeowner’s Title and HC all lease their executive and administrative offices from HS.  In addition, HS leases space to four unrelated companies and to a company in which the President of Bancorp and the Bank is a partner.

Bancorp has four retail branch locations in Anne Arundel County, Maryland, of which it owns three and leases the fourth from a third party.  The lease expires July 2010, with the option to renew the lease for two additional five year terms.  In addition, the Bank leases office space in Annapolis, Maryland from a third party.  The lease expires January 2010, with the option to renew the lease for two additional five year terms.

Item 3.  Legal Proceedings

There are no material pending legal proceedings to which Bancorp, the Bank or any subsidiary is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 4.1.  Executive Officers of the Registrant that are not Directors

Thomas G. Bevivino, age 52, joined Bancorp in 2004 as Controller, and has served as the Chief Financial Officer since July 1, 2005.  He serves in the same capacity for the Bank.  Mr. Bevivino was a financial consultant from 2002 until 2004, and served as Chief Financial Officer of Luminant Worldwide Corporation from 1999 until 2002.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Bancorp is traded on the Nasdaq Capital Market under the symbol “SVBI”.  As of February 22, 2008, there were 1,504 stockholders of record of Bancorp’s common stock.

Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016-3572, serves as the Transfer Agent and Registrar for Bancorp.

The following table sets forth the high and low sales prices per share of Bancorp’s common stock for the periods indicated, as reported on the Nasdaq Capital Market:

Quarterly Stock Information*

2007				2006
	Stock Price Range		Per Share		Stock Price Range		Per Share
Quarter	Low	High	Dividend	Quarter	Low	High	Dividend
1st	$16.78	$22.55	$.060	1st	$15.08	$18.63	$.055
2nd	16.24	20.23	.060	2nd	16.37	18.77	.055
3rd	12.25	17.00	.060	3rd	16.68	18.64	.055
4th	8.21	13.28	.060	4th	16.45	18.10	.055

* Retroactively adjusted to reflect a 10% stock dividend declared February 20, 2007 effective for shares outstanding March 15, 2007, and a 10% stock dividend declared February 21, 2006 effective for shares outstanding on March 28, 2006.

Stock Performance Graph

The graph below sets forth comparative information regarding the Company’s cumulative shareholder return on its Common Stock over the last five years. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. Severn Bancorp, Inc.'s cumulative shareholder return is based on an investment of $100 on December 31, 2002, and is compared to the cumulative total return of the NASDAQ Composite Index and the SNL Securities LC Thrift Index for thrifts with total assets between $500 million and $1.0 billion (the "SNL Thrift ($500M to $1.0B) Index")

Comparison of Cumulative Total Return Among Severn, NASDAQ Composite Index
and SNL Thrift ($500M to $1.0B) Index from December 31, 2002 to  December 31, 2007

Bancorp’s main source of income is dividends from the Bank.  As a result, Bancorp’s quarterly dividends to its shareholders will depend primarily upon receipt of dividends from the Bank.  For regulatory restrictions on the Bank’s ability to pay dividends, see Note 12 to the consolidated financial statements and “Item 1. Business Regulation – Regulation of the Bank – Capital Distribution Limitations.”

See Item 12 in Part III of this Annual Report on Form 10-K and Notes 9 and 11 to the consolidated financial statements for information regarding equity compensation plans.

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

Summary Financial and Other Data

	At December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share information)
Balance Sheet Data
Total assets	$962,234	$911,916	$849,774	$703,616	$540,471
Total loans, net	893,014	835,477	779,333	656,967	506,026
Investment securities held to maturity	2,383	7,271	8,290	9,955	12,721
Non-performing loans	7,700	5,927	1,693	939	469
Total non-performing assets	10,693	6,897	1,693	939	469
Deposits	652,773	626,524	594,893	527,413	419,726
Short-term borrowings	15,000	18,000	26,000	-	6,000
Long-term debt	175,000	155,000	132,000	89,000	59,000
Total liabilities	866,958	825,474	777,062	639,462	487,501
Stockholders’ equity	95,276	86,442	72,712	60,154	48,970
Book value per common share *	$9.46	$8.59	$7.23	$5.97	$4.86
Common shares outstanding *	10,066,679	10,065,935	10,065,002	10,065,002	10,065,002

Other Data:
Number of:
Full service retail banking facilities	4	3	3	3	2
Full-time equivalent employees	118	121	111	105	81

* Retroactively adjusted to reflect a 10% stock dividend declared February 20, 2007 effective for shares outstanding March 15, 2007, a 10% stock dividend declared February 21, 2006 effective for shares outstanding on March 28, 2006, and a two-for-one stock split declared November 17, 2004 effective for shares outstanding December 15, 2004.

Summary of Operations

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share information)
Interest income	$71,814	$70,175	$57,135	$44,829	$37,087
Interest expense	38,176	32,060	21,955	14,631	12,341
Net interest income	33,638	38,115	35,180	30,198	24,746
Provision for loan losses	2,462	1,561	1,570	1,200	900
Net interest income after provision for loan losses	31,176	36,554	33,610	28,998	23,846
Non-interest income	4,336	3,867	2,748	3,402	4,674
Non-interest expense	16,492	14,065	12,878	11,211	9,616
Income before income tax provision	19,020	26,356	23,480	21,189	18,904
Provision for income taxes	7,909	10,608	8,926	8,258	7,575
Net income	$11,111	$15,748	$14,554	$12,931	$11,329

Per Share Data:
Basic earnings per share *	$1.10	$1.56	$1.45	$1.29	$1.11
Diluted earnings per share *	$1.10	$1.56	$1.45	$1.29	$1.11
Cash dividends declared per share*	$.24	$.22	$.20	$.17	$.14
Weighted number of shares outstanding basic *	10,066,283	10,065,289	10,065,002	10,065,002	10,034,690
Weighted number of shares outstanding diluted *	10,066,283	10,069,056	10,065,002	10,065,002	10,060,670

* Retroactively adjusted to reflect a 10% stock dividend declared February 20, 2007 effective for shares outstanding March 15, 2007, a 10% stock dividend declared February 21, 2006 effective for shares outstanding on March 28, 2006, and a two-for-one stock split declared November 17, 2004 effective for shares outstanding December 15, 2004.

Key Operating Ratios

	For the Year Ended December 31,
	2007	2006	2005	2004	2003

Performance Ratios:
Return on average assets	1.19%	1.77%	1.84%	2.02%	2.23%
Return on average equity	12.09%	19.59%	21.85%	23.56%	25.22%
Dividend payout ratio	21.82%	13.95%	13.84%	13.38%	12.30%
Net interest margin	3.81%	4.50%	4.58%	4.81%	4.99%
Interest rate spread	3.45%	4.20%	4.32%	4.60%	4.77%
Non-interest expense to average assets	1.76%	1.58%	1.63%	1.75%	1.89%
Efficiency ratio	43.43%	33.50%	33.95%	33.37%	32.69%

Asset Quality Ratios:
Average equity to average assets	9.82%	9.02%	8.42%	8.57%	8.84%
Nonperforming assets to total assets
at end of period	1.11%	0.76%	0.20%	0.13%	0.09%
Nonperforming loans to total gross
loans at end of period	0.78%	0.62%	0.18%	0.12%	0.08%
Allowance for loan losses to
net loans at end of period	1.21%	1.08%	0.96%	0.90%	0.95%
Allowance for loan losses to
nonperforming loans at end of period	140.01%	152.29%	443.30%	632.10%	1030.49%

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

	Year Ended December 31,
	2007			2006			2005
	Average			Average			Average
	Volume	Interest	Yield/Cost	Volume	Interest	Yield/Cost	Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$858,305	$70,275	8.19%	$819,038	$68,610	8.38%	$738,028	$56,120	7.60%
Investments (2)	3,333	121	3.63%	5,000	154	3.08%	5,000	154	3.08%
Mortgage-backed securities	1,957	96	4.91%	2,823	112	3.97%	4,065	173	4.26%
Other interest-earning assets (3)	20,357	1,322	6.49%	19,886	1,299	6.53%	15,923	688	4.32%
Total interest-earning assets	883,952	71,814	8.12%	846,747	70,175	8.29%	763,016	57,135	7.49%
Non-interest earning assets	51,317			44,385			28,027
Total Assets	$935,269			$891,132			$791,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$132,604	$3,272	2.47%	$138,242	$2,728	1.97%	$155,513	$2,455	1.58%
Certificates of deposits	514,523	26,075	5.07%	483,524	20,977	4.34%	408,026	13,819	3.39%
Borrowings	170,417	8,829	5.18%	162,417	8,355	5.14%	134,833	5,681	4.21%
Total interest-bearing liabilities	817,544	38,176	4.67%	784,183	32,060	4.09%	698,372	21,955	3.14%
Non-interest bearing liabilities	25,836			26,556			26,059
Stockholders' equity	91,889			80,393			66,612
Total liabilities and stockholders' equity	$935,269			$891,132			$791,043
Net interest income and Interest rate spread		$33,638	3.45%		$38,115	4.20%		$35,180	4.35%
Net interest margin			3.81%			4.50%			4.61%
Average interest-earning assets to
average interest-bearing liabilities			108.12%			107.98%			109.26%

(1) Non-accrual loans are included in the average balances and in the computation of yields.
(2) Bancorp does not have any tax-exempt securities.
(3) Other interest earning assets includes interest bearing deposits in other banks, federal funds, and FHLB stock investments.

Rate Volume Table

	Year ended December 31, 2007			Year ended December 31, 2006
	vs.			vs.
	Year ended December 31, 2006			Year ended December 31, 2005
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(dollars in thousands)
Interest-earning assets
Loans	$1,665	$3,289	$(1,624)	$12,490	$6,160	$6,330
Investments	(33)	(51)	18	-	-	-
Mortgage-backed securities	(16)	(34)	18	(61)	(53)	(8)
Other interest-earning assets	23	31	(8)	611	171	440
Total interest income	$1,639	$3,235	$(1,596)	$13,040	$6,278	$6,762

Interest-bearing liabilities
Savings and checking deposits	$544	$(111)	$655	$273	$(272)	$545
Certificates of deposits	5,098	1,345	3,753	7,158	2,557	4,601
Borrowings	474	412	62	2,674	1,162	1,512
Total interest expense	$6,116	$1,646	$4,470	$10,105	$3,447	$2,766

Net change in interest income	$(4,477)	$1,589	$(6,066)	$2,935	$2,831	$104

(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The primary business of Bancorp is consumer deposit products and residential and commercial mortgages.  Bancorp operates primarily in Anne Arundel County, Maryland, as well as surrounding areas in Maryland, Virginia and Delaware.  Bancorp has experienced similar challenges faced by many institutions caused by the slowdown in the real estate market, including increased loan delinquencies and a decrease in the demand for certain loan products including construction, land acquisition and development loans. In addition, stronger competition for new loans and deposits has caused the interest rate spread between Bancorp’s cost of funds and what it earns on loans to decrease from 2006.  This is primarily due to decreases in interest rates earned on loans, as interest rates paid on deposits increased.

Even though Bancorp’s total loan portfolio has increased from 2006, the decrease in the interest rate spread has caused net interest income to decrease from 2006.  In addition, Bancorp has experienced an increase in loan delinquencies, which resulted in the allowance for loan losses to increase from 2006.  The decrease in net interest income and the increase in the allowance for loan losses, coupled with a modest increase in variable expenses, such as compensation, office expense and advertising, have caused  Bancorp’s overall profitability to decrease from 2006.

Bancorp is challenged with maintaining high asset quality during the recent slowdown in the real estate market.  It has experienced an increase in delinquent loans over prior years and has increased its allowance for loan losses from 2006 accordingly.  Bancorp believes that the allowance for loan losses is adequate.

Going forward, Bancorp’s challenge will be to continue to grow assets in the form of mortgage loans and commercial loans, while increasing core deposits.  Increasing loans while maintaining strong asset quality coupled with increased core deposits, which traditionally have a lower cost of funds, should enable Bancorp to earn a profitable interest spread.  In addition, Bancorp will be challenged to maintain low overhead costs should inflation increase.

Interest rates are outside the control of Bancorp, so it must attempt to balance its pricing and duration of its loan portfolio against the risks of rising costs of its deposits and borrowings.

The continued success and attraction of Anne Arundel County, Maryland, and vicinity, will also be important to Bancorp’s ability to originate and grow its mortgage loans and deposits, as will Bancorp’s continued focus on maintaining a low overhead.

Critical Accounting Policies

 Bancorp’s significant accounting policies and recent accounting pronouncements are set forth in Note 1 of the consolidated financial statements for the year ended December 31, 2007 which are set forth on pages F-1 through F-33.  Of these significant accounting policies, Bancorp considers the policy regarding the allowance for loan losses to be its most critical accounting policy, given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations.  In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations as well as the valuation of foreclosed real estate.  Bancorp has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  Bancorp’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

Financial Condition

Total assets increased by $50,318,000, or 5.5%, at December 31, 2007 to $962,234,000, compared to $911,916,000 at December 31, 2006.  The following discusses the material changes between the December 31, 2007 and 2006 balance sheets.

Loans

Loans Held For Sale.  Loans held for sale decreased by $1,869,000, or 62.9% at December 31, 2007 to $1,101,000, compared to $2,970,000 at December 31, 2006.  This decrease was primarily due to a slowdown in loans sold on the secondary market, and the timing of loans pending sale at year-end.

Loans Receivable.  Total net portfolio loans receivable increased by $59,406,000, or 7.1% at December 31, 2007, to $891,913,000, compared to $832,507,000 at December 31, 2006.  The increase in the loan portfolio resulted from Bancorp’s ability to attract and retain loan customers in spite of a downturn in the real estate market.  This increase was the result of Bancorp’s focus on community lending and increased marketing efforts.  The increase in the loan portfolio was primarily due to an increase in residential loan demand and an increase in funding of commercial loan obligations partially offset by a decrease in construction, land acquisition and development loans.

Premises and Equipment

Premises and equipment increased by $878,000, or 2.9% at December 31, 2007 to $31,289,000, compared to $30,411,000 at December 31, 2006.  The increase was primarily due to the final construction costs that were incurred during 2007 for Bancorp’s new administrative headquarters that opened January 2007.

Liabilities

Deposits.  Total deposits increased by $26,249,000, or 4.2% at December 31, 2007 to $652,773,000, compared to $626,524,000 at December 31, 2006.  This increase was primarily attributable to Bancorp’s expanded deposit products and its desire to maintain its competitive edge in the community.  This resulted in growth in certificates of deposit and interest bearing checking accounts partially offset by a decrease in money market accounts.  The net increase in deposits was primarily used to fund loan growth.

FHLB Advances.  FHLB advances increased $17,000,000, or 9.8% at December 31, 2007 to $190,000,000, compared to $173,000,000 at December 31, 2006.  This increase was the result of management’s decision to borrow funds from FHLB at more favorable rates than would have been necessary to attract the needed funds through customer deposits.

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

The subordinated debentures from Bancorp to the trust consist of a $20,619,000 note, which is at a floating rate of interest of LIBOR (5.24% at December 31, 2007) plus 200 basis points, and matures in 2035.

Off-Balance Sheet Arrangements.  Bancorp has certain outstanding commitments and obligations that could impact Bancorp’s financial condition, liquidity, revenues or expenses.  These commitments and obligations include standby letters of credit, home equity lines of credit, loan commitments, lines of credit, and loans sold and serviced with limited repurchase provisions.

Standby letters of credit, which are obligations of Bancorp to guarantee performance of borrowers to governmental entities, increased $3,498,000, or 58.0% as of December 31, 2007 to $9,530,000, compared to $6,032,000 as of December 31, 2006. In 2007, Bancorp experienced an increase in demand from its borrowers for letter of credit requirements.

Unadvanced construction loans decreased $26,509,000, or 25.3% as of December 31, 2007 to $78,238,000, compared to $104,747,000 as of December 31, 2006. This decrease was primarily the result of increased funding of existing construction loan obligations in addition to a decrease in new construction loan originations.

Home equity lines of credit decreased $2,189,000, or 8.7%, as of December 31, 2007 to $22,895,000, compared to $25,084,000 as of December 31, 2006.  This decrease was a result of stronger competition for home equity loans during 2007. Home equity lines of credit allow the borrowers to draw funds up to a specified loan amount, from time to time.  Bancorp’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

Loan commitments decreased $13,031,000, or 88.0%, as of December 31, 2007 to $1,784,000, compared to $14,815,000 as of December 31, 2006. This decrease was a result of a general slowdown in the demand for new loans at the end of 2007 and the timing of loan commitments booked at year end.  Loan commitments are obligations of Bancorp to provide loans, and such commitments are made in the usual course of business.

Lines of credit, which are obligations of Bancorp to fund loans made to certain borrowers, increased $2,345,000, or 7.0%, to $35,840,000 as of December 31, 2007, compared to $33,495,000 as of December 31, 2006.  The increase was a result of stronger demand for this type of loan product during 2007.  Bancorp’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

Loans sold and serviced with limited repurchase provisions decreased $2,035,000, or 33.4%, as of December 31, 2007 to $4,054,000, compared to $6,089,000 as of December 31, 2006.  This decrease was the result of the slowdown in the market for loans sold on the secondary market.

Bancorp uses the same credit policies in making commitments and conditional obligations as it does for its on-balance sheet instruments.

Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006.

General.  Bancorp’s net income for the year ended December 31, 2007 was $11,111,000, or $1.10 per share diluted.  This is compared to $15,748,000, or $1.56 per share diluted in 2006.  This decrease of $4,637,000, or 29.4%, was primarily the result of Bancorp experiencing similar challenges faced by many institutions caused by the slowdown in the real estate market, including increased loan delinquencies and a compression of its interest rate margin, as well as increased occupancy costs.

Net Interest Income.  Net interest income (interest earned net of interest charges) decreased $4,477,000, or 11.7%, to $33,638,000 for the year ended December 31, 2007, compared to $38,115,000 for the year ended December 31, 2006.  This decrease was primarily due to a decrease in Bancorp’s interest rate spread partially offset by an increase in its loan portfolio.  Bancorp’s interest rate spread decreased by 0.74% to 3.46% for the year ended December 31, 2007, compared to 4.20% for the year ended December 31, 2006.  This decrease was the result of a decrease in interest rates earned on its loans, while the interest rates paid on its interest bearing liabilities increased.    Bancorp is uncertain whether it will be able to reduce the interest rate paid on its interest bearing liabilities by attracting lower cost deposits, due to the general expectation of continued increased competition for deposit accounts.

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

The total allowance for loan losses increased $1,755,000, or 19.4% to $10,781,000 as of December 31, 2007, compared to $9,026,000 as of December 31, 2006.  The increase was a result of the current year’s addition to the allowance partially offset by charge offs incurred.   During the year ended December 31, 2007, the provision for loan losses was $2,462,000 compared to $1,561,000 for the year ended December 31, 2006.  This increase of $901,000 or 57.7% was a result of an increase in loan delinquencies, an increase in the loan portfolio, and management’s determination that adding to the provision for loan losses was appropriate for the level of inherent risk in its portfolio as compared to the year ended December 31, 2006.

Other Income and Non Interest Expenses.  Revenues from mortgage banking activities decreased $242,000, or 29.6% to $575,000 for the year ended December 31, 2007, compared to $817,000 for the year ended December 31, 2006.  This decrease was primarily the result of a $180,000 decrease in gain on sale of loans, and a decrease in mortgage processing and servicing fees of $55,000 for the year ended December 31, 2007 compared to the year ended December 31, 2006.  These decreases were attributable to a general slowdown in loan activity, which resulted in fewer loans sold on the secondary market during 2007 and less mortgage processing and servicing fees during 2007.

Real estate commissions increased $433,000, or 21.5% to $2,451,000 for the year ended December 31, 2007, compared to $2,018,000 for the year ended December 31, 2006.  This increase was primarily the result of commissions earned on large settlements that took place during 2007.  Real estate management fees increased $75,000, or 13.0% to $653,000 for the year ended December 31, 2007, compared to $578,000 for the year ended December 31, 2006. This increase was primarily due to additional properties being managed in 2007.

Other non-interest income increased $203,000, or 44.7% to $657,000 for the year ended December 31, 2007, compared to $454,000 for the year ended December 31, 2006. This increase was primarily a result of a one-time gain of $105,000 realized on a sale of an investment by Crownsville, and miscellaneous fees collected by the Bank.

Compensation and related expenses increased $736,000, or 7.1% to $11,070,000 for the year ended December 31, 2007, compared to $10,334,000 for the year ended December 31, 2006.  This increase was primarily the result of higher health care costs paid by Bancorp, and salary rate increases.  As of December 31, 2007, Bancorp had 118 full-time equivalent employees compared to 121 at December 31, 2006.

Occupancy increased $990,000, or 140.2% to $1,696,000 for the year ended December 31, 2007, compared to $706,000 for the year ended December 31, 2006.  This increase was primarily due to increased depreciation incurred on the new headquarters by HS.

Other non-interest expense increased $701,000, or 23.2% to $3,726,000 for the year ended December 31, 2007, compared to $3,025,000 for the year ended December 31, 2006.  This increase was primarily the result of a $261,000 increase in costs incurred relating to foreclosed real estate, a $192,000 increase in legal fees relating to loan delinquencies, a $173,000 increase in advertising relating to new product promotions and a $101,000 increase in professional fees relating to new policy development for the year ended December 31, 2007, compared to the year ended December 31, 2006.

Income Taxes.  Income taxes decreased $2,699,000, or 25.4% to $7,909,000 for the year ended December 31, 2007, compared to $10,608,000 for the year ended December 31, 2006 due to lower pretax income.  The effective tax rate for the years ended December 31, 2007 and 2006 was 41.6% and 40.2%, respectively.

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

General.  Bancorp’s net income for the year ended December 31, 2006 was $15,748,000, or $1.56 per share diluted.  This compared to $14,554,000, or $1.45 per share diluted in 2005.  This increase of $1,194,000, or 8.2%, was primarily the result of the growth in Bancorp’s mortgage portfolio and Bancorp’s continued ability to maintain low operating expenses.

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

Provision for Loan Losses.  The total allowance for loan losses increased $1,521,000, or 20.3%, to $9,026,000 as of December 31, 2006, compared to $7,505,000 as of December 31, 2005.  This increase was a result of the addition to the allowance and minimal charge offs being incurred in  2006.   During the year ended December 31, 2006, the provision for loan losses was $1,561,000 compared to $1,570,000 for the year ended December 31, 2005.  This decrease of $9,000 or 0.6%, was a result of slower loan growth and management’s determination that adding to the provision for loan losses was appropriate for the level of inherent risk in its portfolio as compared to the year ended December 31, 2005.

Other Income and Non Interest Expenses.  Revenues from mortgage banking activities decreased $599,000, or 42.3%, to $817,000 for the year ended December 31, 2006, compared to $1,416,000 for the year ended December 31, 2005.  This decrease was primarily the result of a $159,000 decrease in mortgage processing and servicing fees and a $440,000 decrease in the gain on sale of loans for the year ended December 31, 2006 compared to the year ended December 31, 2005.  These decreases were attributable to a general slowdown in loan activity, which resulted in fewer loans sold on the secondary market during 2006 and less mortgage processing and servicing fees during 2006.

Real estate commissions increased $1,473,000, or 270.3%, to $2,018,000 for the year ended December 31, 2006, compared to $545,000 for the year ended December 31, 2005.  This increase was primarily the result of commissions earned on several large settlements that took place during 2006.  Real estate management fees increased $152,000, or 35.7%, to $578,000 for the year ended December 31, 2006, compared to $426,000 for the year ended December 31, 2005. This increase was primarily due to additional properties being managed in 2006.

Other non-interest income increased $93,000, or 25.8%, to $454,000 for the year ended December 31, 2006, compared to $361,000 for the year ended December 31, 2005. This increase was primarily a result of an increase in rents collected and savings charges.

Compensation and related expenses increased $1,254,000, or 13.8%, to $10,334,000 for the year ended December 31, 2006, compared to $9,080,000 for the year ended December 31, 2005.  This increase was the result of additional Bank employees hired, higher commissions paid on loan growth, and salary rate increases.  As of December 31, 2006, Bancorp had 121 full-time equivalent employees compared to 111 at December 31, 2005.

Occupancy decreased $13,000, or 1.8%, to $706,000 for the year ended December 31, 2006, compared to $719,000 for the year ended December 31, 2005.

Other non-interest expense decreased $54,000, or 1.8%, to $3,025,000 for the year ended December 31, 2006, compared to $3,079,000 for the year ended December 31, 2005. This decrease was primarily a result of a one-time cash reconciliation charge off of $135,000 in 2005 and a decrease in miscellaneous expenses of approximately $67,000, partially offset by increases in professional fees of approximately $68,000 and an increase in advertising expenses of approximately $97,000.

Income Taxes.  Income taxes increased $1,682,000, or 18.8%, to $10,608,000 for the year ended December 31, 2006, compared to $8,926,000 for the year ended December 31, 2005.  The effective tax rate for the years ended December 31, 2006 and 2005 was 40.2% and 38.0%, respectively.

Liquidity and Capital Resources.

Bancorp’s liquidity is determined by its ability to raise funds through loan repayments, maturing investments, deposits, borrowed funds, capital, or the sale of loans.  Based on the internal and external sources available, Bancorp’s liquidity position exceeded anticipated short-term and long-term needs at December 31, 2007.  Core deposits, considered to be stable funding sources and defined to include all deposits except time deposits of $100,000 or more, equaled 64% of total deposits at December 31, 2007.  The Bank’s experience is that a substantial portion of certificates of deposit will renew at time of maturity and will remain on deposit with the Bank.  Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In addition to its ability to generate deposits, Bancorp has external sources of funds, which may be drawn upon when desired.  The primary source of external liquidity is an available line of credit equal to 30% of the Bank’s assets with FHLB-Atlanta.  The available line of credit with FHLB-Atlanta was $288,670,000 at December 31, 2007, of which $190,000,000 was outstanding at that time.  Short-term borrowings were $15,000,000 and long-term advances were $175,000,000.

The maturities of these long-term advances at December 31, 2007 are as follows (dollars in thousands):

Description	Rate	Amount	Maturity
FHLB advances	3.33% to 5.012%	37,000	2008
FHLB advances	4.995% to 4.996%	13,000	2009
FHLB advances	5.00%	10,000	2010
FHLB advances	-%	-	2011
FHLB advances	-%	-	2012
FHLB advances	2.64% to 4.430%	115,000	Thereafter
		$175,000

In assessing its liquidity the management of Bancorp considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations and business opportunities as they arise.    As of December 31, 2007, Bancorp had $1,784,000 outstanding in loan commitments, which Bancorp expects to fund from the sources of liquidity described above.  This amount does not include undisbursed lines of credit, home equity lines of credit and standby letters of credit, in the aggregate amount of $68,265,000, which Bancorp anticipates it will be able to fund, if required, from these liquidity sources in the regular course of business.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity.  As of December 31, 2007, Bancorp had no material commitments for capital expenditures.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

Contractual Obligations

The following table contains for the periods indicated information regarding the financial obligations owing by Bancorp under contractual obligations.

	Payments due by period (dollars in thousands)
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years

Long term debt	$175,000	$37,000	$23,000	$-	$115,000

Subordinated debentures	20,619	-	-	-	20,619

Operating lease obligations	225	94	131	-	-

Certificates of Deposit	523,698	442,996	46,329	34,260	113

Total	$719,542	$480,090	$69,460	$34,260	$135,732

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

Exposure to interest rate risk is actively monitored by Bancorp’s management.  Its objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments.  Bancorp uses the OTS Net Portfolio Value (“NPV”) model to monitor its exposure to interest rate risk, which calculates changes in NPV.  The following table represents Bancorp’s NPV at December 31, 2007.  The NPV was calculated by the OTS, based upon information provided to the OTS.

INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)

			Net Portfolio Value		NPV as % of PV of Assets
Change In Rates		$ Amount	$ Change	% Change	NPV Ratio	Change
(dollars are in thousands)
+300	bp	106,592	(19,373)	(15%)	11.28%	(156	bp)
+200	bp	115,018	(10,948)	(9%)	12.00%	(84	bp)
+100	bp	121,626	(4,339)	(3%)	12.53%	(31	bp)
+50	bp	124,072	(1,894)	(2%)	12.71%	(13	bp)
0	bp	125,965			12.84%
-50	bp	126,679	714	1%	12.85%	1	bp
-100	bp	128,263	2,297	2%	12.95%	11	bp
-200	bp	127,758	1,793	1%	12.77%	(7	bp)

The above table suggests that if interest rates rise 100 bps, Bancorp’s interest sensitive assets would decline in value by $4,339,000.

Item 8.  Financial Statements and Supplementary Data

Financial statements and supplementary data are included herein at pages F-1 through F-33.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Under the supervision and with the participation of Bancorp's management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2007. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the period covered by this report, Bancorp’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by  Bancorp in its reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Bancorp’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.  Based on that evaluation, there were no such changes during the quarter ended December 31, 2007.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Severn Bancorp, Inc. (“Bancorp”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report.  The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles, and as such, include some amounts that are based on management’s best estimates and judgments.

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

Management assessed the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2007.  In making this assessment, it used the criteria set forth by the Committee of Sponsorship Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on its assessment, management concluded that as of December 31, 2007, Bancorp’s internal control over financial reporting is effective and meets the criteria of the Internal Control – Integrated Framework.

Bancorp’s independent registered public accounting firm, Beard Miller Company LLP, has issued an attestation report on Bancorp’s internal control over financial reporting.  This report appears on pages 49 and 50.

/s/ Alan J. Hyatt	/s/ Thomas G. Bevivino
Alan J. Hyatt	Thomas G. Bevivino
President and Chief Executive Officer	Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Severn Bancorp, Inc.

We have audited Severn Bancorp Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Severn Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Severn Bancorp Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of income, stockholders’ equity and cash flows of Severn Bancorp Inc. and Subsidiaries, and our report dated February 28, 2008 expressed an unqualified opinion.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Baltimore, Maryland
February 28, 2008

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

Based on the considerations set forth above, at its meeting on November 20, 2007, the Compensation Committee approved bonuses for the Bank’s executive officers for fiscal year 2007 as follows: Alan J. Hyatt, $145,000; Melvin E. Meekins, Jr., $68,000; S. Scott Kirkley, $60,000; and Thomas G. Bevivino, $35,000.  In addition, the Compensation Committee, at its meeting on November 20, 2007, approved the annual base salaries of the Bank’s executive officers for fiscal year 2008 as follows: Alan J. Hyatt, $325,000; S. Scott Kirkley, $245,000; and Thomas G. Bevivino, $179,000.  Melvin E. Meekins, Jr. retired effective December 31, 2007 and will not receive a salary in 2008.  He will receive, effective January 1, 2008, directors fees serving as Vice Chairman of the Board of Directors.

PART III

Item 10.  Directors and Executive Officers of the Registrant and Corporate Governance

Reference is made to the section captioned “Discussion of Proposals Recommended by the Board - Proposal 1:  Election of Directors” in Bancorp's Proxy Statement relating to the 2008 Annual Stockholders Meeting “Proxy Statement”, for the information required by this Item, which is hereby incorporated by reference.

Reference is made to the section captioned “Stock Ownership” in Bancorp’s Proxy Statement for the information required by this Item, which is hereby incorporated by reference.

Reference is made to the section captioned “”Section 16(a) Beneficial Ownership Reporting Compliance” in Bancorp’s Proxy Statement for the information required by this Item, which is hereby incorporated by reference.

Bancorp has adopted a code of ethics that applies to its employees, including its chief executive officer, chief financial officer, and persons performing similar functions and directors.  A copy of the code of ethics is filed as an exhibit to Bancorp’s Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 25, 2004.

Item 11.  Executive Compensation

Reference is made to the section captioned “Executive and Director Compensation” in Bancorp's Proxy Statement for the information required by this Item, which is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the section captioned “Stock Ownership” “Principal Stockholders” and “Executive and Director Compensation” in Bancorp's Proxy Statement for the information required by this Item, which is hereby incorporated by reference.  The following table provides certain information as of December 31, 2007 with respect to Bancorp’s equity based compensation plans.

	Number of		Number of
	securities to be		securities
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding	outstanding	under equity
	options, warrants	options, warrants	compensation
Plan Category	and rights	and rights	plans
Equity compensation
plan approved by
security holders	122,815	$15.85	-
Equity compensation
plans not approved by
security holders	-	-	-
Total	122,815	$15.85	-

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Reference is made to the sections captioned “Executive and Director Compensation - Compensation Committee Interlocks and Insider Participation,” and “Executive and Director Compensation - Certain Transactions With Related Persons” in Bancorp's Proxy Statement for the information required by this Item, which is hereby incorporated by reference.

Reference is made to the section captioned “Director Independence” in Bancorp’s Proxy Statement for the information required by this Item, which is hereby incorporated by reference.

Item 14.  Principal Accounting Fees and Services

Reference is made to the section captioned “Discussion of Proposals Recommended by the Board – Proposal 2: Ratification of Appointment of Independent Auditor - Relationship with Independent Auditor” and “Policy on Audit and Examining Committee Pre-Approved of Audit and Non-audit Services of Independent Auditor” in Bancorp's Proxy Statement for the information required by this Item, which is hereby incorporated by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)                The following consolidated financial statements of Bancorp and its wholly owned subsidiaries are filed as part of this report:

1.          Financial Statements
·REPORTS OF BEARD MILLER COMPANY LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.
·CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT DECEMBER 31, 2007 AND DECEMBER 31, 2006
·CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
·CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
·CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005.
·NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
3.2               Bylaws of Severn Bancorp, Inc., as amended
10.1+                   Description of compensation of directors and officers
10.2+                   Stock Option Plan (3)
10.3+                   Employee Stock Ownership Plan (1)
10.4+                   Form of Common Stock Option Agreement(4)
14                        Code of Ethics (2)
21.1                     Subsidiaries of Severn Bancorp, Inc. (5)
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

(1) Incorporated by reference from Bancorp's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 7, 2002.

(2) Incorporated by reference from Bancorp's 2003 Form 10-K filed with the Securities and Exchange Commission on March 25, 2004.

(3) Incorporated by reference from Bancorp's 2004 Form 10-K filed with the Securities and Exchange Commission on March 21, 2005.

(4) Incorporated by reference from Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006.

(5) Incorporated by reference from Bancorp’s 2006 Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVERN BANCORP, INC.

March 11, 2008                                                           /s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 11, 2008                                                           /s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board,
President, Chief Executive Officer
and Director

March 11, 2008                                                           /s/ Thomas G. Bevivino
Thomas G. Bevivino, Executive Vice
President and Chief Financial Officer

March 11, 2008                                                           /s/ S. Scott Kirkley
S. Scott Kirkley, Executive Vice
President, Secretary, Treasurer and Director

March 11, 2008                                                           /s/ Melvin E. Meekins, Jr.
Melvin E. Meekins, Jr.,
Vice Chairman of the Board

March 11, 2008                                                           /s/ Melvin Hyatt
Melvin Hyatt, Director

March 11, 2008                                                           /s/ Ronald P. Pennington
Ronald P. Pennington, Director

March 11, 2008                                                           /s/ T. Theodore Schultz
T. Theodore Schultz, Director

March 11, 2008                                                           /s/ Albert W. Shields
Albert W. Shields, Director

March 11, 2008                                                           /s/ Louis DiPasquale, Jr.
Louis DiPasquale, Jr., Director

March 11, 2008                                                           /s/ Keith Stock
Keith Stock, Director