Form 10-Q
period 2008-05-07
SEVERN BANCORP INC
filed 2008-05-08
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

    ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer  ☐       Accelerated  filer  ☑       Non- accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☑

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on May 8, 2008: 10,066,679 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

PART I– FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
          (dollars in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$14,379	$6,415
Interest bearing deposits in other banks	566	814
Federal funds sold	4,997	4,037
Cash and cash equivalents	19,942	11,266
Investment securities held to maturity	1,374	2,383
Loans held for sale	2,060	1,101
Loans receivable, net of allowance for loan losses of
$11,191 and $10,781, respectively	884,323	891,913
Premises and equipment, net	31,069	31,289
Federal Home Loan Bank of Atlanta stock at cost	9,594	10,172
Accrued interest receivable and other assets	14,068	14,110

Total assets	$962,430	$962,234

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$664,806	$652,773
Short-term borrowings	-	15,000
Long-term borrowings	175,000	175,000
Subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	5,166	3,566

Total liabilities	865,591	866,958

Stockholders’ Equity
Common stock, $0.01 par value, 20,000,000 shares authorized;
10,066,679 issued and outstanding	101	101
Additional paid-in capital	46,800	46,768
Retained earnings	49,938	48,407

Total stockholders' equity	96,839	95,276

Total liabilities and stockholders' equity	$962,430	$962,234

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	For Three Months Ended March 31,
	2008	2007
Interest Income
Loans	$16,875	$17,576
Securities, taxable	22	64
Other	254	373
Total interest income	17,151	18,013

Interest Expense
Deposits	7,171	6,869
Short-term borrowings	37	109
Long-term borrowings and subordinated debentures	2,026	1,978
Total interest expense	9,234	8,956

Net interest income	7,917	9,057
Provision for loan losses	750	425
Net interest income after provision for loan losses	7,167	8,632

Other Income
Real estate commissions	76	907
Real estate management fees	153	162
Mortgage banking activities	176	187
Other	115	438
Total other income	520	1,694

Non-Interest Expenses
Compensation and related expenses	2,266	3,018
Occupancy, net	409	432
Other	1,411	941
Total non-interest expenses	4,086	4,391

Income before income tax provision	3,601	5,935
Income tax provision	1,466	2,445

Net income	$2,135	$3,490

Basic earnings per share	$.21	$.35

Diluted earnings per share	$.21	$.35

Cash dividends declared per share	$.06	$.06

             The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For The Three Months Ended March 31,
	2008	2007

Cash Flows from Operating Activities

Net income	$2,135	$3,490
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of deferred loan fees	(757)	(955)
Net amortization of premiums and
discounts	1	2
Provision for loan losses	750	425
Provision for depreciation	344	284
Gain on sale of loans	(107)	(72)
Proceeds from loans sold to others	7,233	8,322
Loans originated for sale	(8,085)	(8,031)
Stock-based compensation expense	32	32
Decrease in accrued interest receivable
and other assets	961	662
Increase in accrued interest payable and other liabilities	1,600	1,648

Net cash provided by operating activities	4,107	5,807

Cash Flows from Investing Activities

Proceeds from maturing investment securities	1,000	-
Principal collected on mortgage backed securities	8	68
Net decrease in loans	6,383	14,433
Net proceeds from sale of foreclosed property	295	-
Investment in premises and equipment	(124)	(2,936)
Proceeds from disposal of premises and equipment	-	1,785
Redemption of Federal Home Loan Bank
of Atlanta stock	578	1,096
Net cash provided by investing activities	8,140	14,446

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For The Three Months Ended March 31,
	2008	2007

Cash Flows from Financing Activities

Net increase in deposits	12,033	18,869
Net decrease in short-term borrowings	(15,000)	(18,000)
Repayment of borrowed funds, long-term	-	(5,000)
Cash dividends and cash paid in lieu of fractional shares	(604)	(606)

Net cash used in financing activities	(3,571)	(4,737)

Increase in cash and cash equivalents	8,676	15,516
Cash and cash equivalents at beginning of year	11,266	18,715

Cash and cash equivalents at end of period	$19,942	$34,231

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest paid	$9,411	$8,839

Income taxes paid	$369	$92

Transfer of loans to foreclosed real estate	$1,214	$391

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Severn Bancorp, Inc. (the “Company”), and its wholly owned subsidiaries, Louis Hyatt, Inc., SBI Mortgage Company and  SBI Mortgage Company’s subsidiary, Crownsville Development Corporation, and its subsidiary, Crownsville Holdings I, LLC, and Severn Savings Bank, FSB (the “Bank”), and the Bank’s subsidiaries, Homeowners Title and Escrow Corporation, Severn Financial Services Corporation, SSB Realty Holdings, LLC, SSB Realty Holdings II, LLC, and HS West, LLC.  All intercompany accounts and transactions have been eliminated in the accompanying financial statements.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008 or any other interim period.  The unaudited consolidated financial statements for the three months ended March 31, 2008 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2007.

Note 3 - Cash Flow Presentation

In the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Home Loan Bank of Atlanta (“FHLB Atlanta”) overnight deposits, and federal funds sold. Generally, federal funds are sold for one-day periods.

Note 4 – Reclassifications

Certain prior year’s amounts have been reclassified to conform to the current year’s method of presentation.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 5 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for each period.  Diluted earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding after consideration of the dilutive effect of the Company’s outstanding stock options.  Potential common shares related to stock options are determined using the treasury stock method.  For the three month period ended March 31, 2008, all of the Company’s outstanding stock options, which totaled 121,000, were not included in the diluted earnings per share calculation because they were antidilutive.  There were 123,640 outstanding stock options included in the diluted earnings per share calculation for the three month period ended March 31, 2007.

	Three Months Ended
	March 31,
	2008	2007
Common shares – weighted average (basic)	10,066,679	10,065,854
Common share equivalents – weighted average	-	15,119
Common shares – diluted	10,066,679	10,080,973

Note 6 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally all letters of credit, when issued have expiration dates within one year.  The credit risks involved in issuing letters of credit are similar to those that are involved in extending loan facilities to customers.  The Company generally holds collateral supporting these commitments.  The Company had $10,078,000 of standby letters of credit outstanding as of March 31, 2008.  Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of March 31, 2008 and December 31, 2007 for guarantees under standby letters of credit issued was not material.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

The following table presents the Bank’s capital position:

	Actual	Actual	To Be Well Capitalized Under
	at March 31, 2008	at December 31, 2007	Prompt Corrective Provisions
Tangible (1)	11.5%	11.3%	N/A
Tier I Capital (2)	14.0%	13.7%	6.0%
Core (1)	11.5%	11.3%	5.0%
Total Capital (2)	15.1%	14.9%	10.0%

(1) To adjusted total assets
            (2) To risk-weighted assets.

Note 8 - Stock-Based Compensation

On April 30, 2008, the Company’s stockholders approved a new 2008 Equity Incentive Plan, referred to as the “2008 Plan” for directors, officers, and other key employees of the Company.  The 2008 Plan replaces the Company’s Stock Option and Incentive Plan, referred to as the “1998 Plan” which expired in 2007.  Under the terms of the 2008 Plan, the Company may grant awards including stock options, stock appreciation rights, stock awards and other awards based on the Company’s common stock.  The maximum number of shares of common stock with respect to which awards may be awarded under the plan can not exceed 500,000, increased from time to time by a number of shares equal to the number of shares of common stock that are issuable pursuant to option grants outstanding under the 1998 Plan as of April 30, 2008 (“Existing Options”) that subsequently expire, terminate or are cancelled.  As of March 31, 2008, 121,000 shares of Common Stock were subject to Existing Options under the 1998 Plan.  Awards under the 2008 Plan are granted under terms and conditions determined by the Compensation Committee of the Board of Directors.

Stock options granted under the 1998 Plan or to be granted under the 2008 Plan generally have a term of five years with a maximum term of ten years, and are granted with an exercise price at least equal to the fair market value of the common stock on the date the options are granted.  Generally, options granted to directors of the Company vest immediately, and options granted to officers and employees vest over a five-year period, although the Compensation Committee has the authority to provide for different vesting schedules.

Stock-based compensation expense for the three months ended March 31, 2008 and March 31, 2007 totaled $32,000.  There were no options exercised during the three months ended March 31, 2008 and March 31, 2007.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 9 - Fair Values of Financial Instruments

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

The primary effect of SFAS No. 157 on the Company was to expand the required disclosures pertaining to loans accounted for under SFAS No. 114 and foreclosed assets.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair market hierarchy under SFAS No. 157 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:  Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:  Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes the valuation of assets and liabilities measured at fair value on a recurring basis, by the above SFAS No. 157 pricing observability as of March 31, 2008:

	Fair Value Measurement at Reporting Date Using
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Loans accounted for under SFAS 114	$7,200			$7,200
Foreclosed real estate	3,813			3,813

Loans accounted for under SFAS No. 114 – loans included in the above table were those that were accounted for under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurement.  The fair value consists of the loan balances less their valuation allowances as determined under SFAS No. 114.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Foreclosed real estate – fair value of real estate owned through foreclosure was based on independent third party appraisals of the properties.  These values were determined based on the sales prices of similar properties in the proximate vicinity.

During the period there were no assets or liabilities that were required to be re-measured on a nonrecurring basis.

The following table summarizes the roll forward of level 3 assets as of March 31 2008.

	Impaired Loans	Foreclosed Real Estate
	(dollars in thousands)	(dollars in thousands)
Balance at December 31, 2007	$6,599	$2,762
Transfer to foreclosed real estate	(1,507)	1,507
Additions	3,875	67
Additional reserves	(976)	(390)
Paid off/sold	(791)	(133)
Balance at March 31, 2008	$7,200	$3,813

Of the above $976,000 in additional reserves recorded against impaired loans, $750,000 was included in the provision for loan losses on the statement of income for the three months ended March 31, 2008.  The $390,000 of additional reserves recorded against foreclosed real estate was included in other non-interest expenses on the statement of income for the three months ended March 31, 2008.

Note 10 - Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”).  EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital.  The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007.  The adoption of EITF 06-11 did not have a material impact on the Company’s financial statements.

FASB Statement No. 141 (R) “Business Combinations” was issued in December of 2007.  This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  This Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.  This new pronouncement will impact the Company’s accounting for any business combinations beginning January 1, 2009.

FASB Statement No. 160 “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51” was issued in December of 2007.  This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.  The Company does not expect that FASB No. 160 will have a material impact on its financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

The Company is a savings and loan holding company chartered as a corporation in the state of Maryland, and is headquartered in Annapolis, Maryland.  It conducts business through three subsidiaries:  the Bank, a federal savings bank, which is the Company’s principal subsidiary; Louis Hyatt, Inc., doing business as Hyatt Commercial, a commercial real estate brokerage and property management company; and SBI Mortgage Company, which holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation, doing business as Annapolis Equity Group, which acquires real estate for syndication and investment purposes.  The Bank has four branches in Anne Arundel County, Maryland, which offer a full range of deposit products. The Bank originates mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Virginia.  The Company’s common stock trades under the symbol “SVBI” on the Nasdaq Capital Market.

Forward Looking Statements

In addition to the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements contained herein include, but are not limited to, those with respect to management’s determination of the amount of loan loss allowance; the effect of changes in interest rates; and changes in deposit insurance premiums.  The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  The Company’s operations and actual results could differ significantly from those discussed in the forward-looking statements.  Some of the factors that could cause or contribute to such differences include, but are not limited to, changes in the economy and interest rates both in the nation and Company’s general market area, federal and state regulation, competition and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in note 1 of the audited consolidated financial statements as of December 31, 2007 which were included in the Company’s annual report on Form 10-K.  Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments.  In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations.  The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

Overview

The Company provides a wide range of retail and commercial banking services. Deposit services include checking, individual retirement accounts, money market, savings and time deposit accounts. Loan services include various types of commercial, consumer, and real estate lending. The Company also provides ATMs, corporate cash management services, debit cards, Internet banking including on-line bill pay, mortgage lending, safe deposit boxes, and telephone banking, among other products and services.

The Company continues to experience challenges similarly faced by many institutions resulting from the slowdown in the real estate markets, including increased loan delinquencies and a decrease in the demand for certain loan products including construction, development, and land acquisition loans. In addition, strong competition for new loans and deposits has caused the interest rate spread between the Company’s cost of funds and what it earns on loans to decrease from 2007.  This was primarily due to decreases in interest rates earned on loans outpacing the decreases in interest paid on deposits and other borrowings.  The Company’s loan portfolio has decreased $7,590,000, or 0.9%, to $884,323,000 at March 31, 2008, compared to $891,913,000 at December 31, 2007.

The Company has experienced an increase in delinquent loans and has increased its allowance for loan losses from 2007 accordingly.  The Company believes that the allowance for loan losses is adequate.

The Company expects to be challenged as it seeks to grow its loan portfolio in a comparatively slower market.  If interest rates increase, there may be less demand for lending.  The Company will continue to manage loan and deposit pricing against the risks of rising costs of its deposits and borrowings.

The continued success and attraction of the markets in which the Company operates will also be important to the Company’s ability to originate and grow its mortgage loans, as will the Company’s continuing ability to maintain low overhead.

Results of Operations

Net income decreased by $1,355,000, or 38.8%, to $2,135,000 for the first quarter of 2008, compared to $3,490,000 for the first quarter of 2007.  Basic and diluted earnings per share decreased by $.14, or 40.0%, to $.21 for the first quarter of 2008, compared to $.35 for the first quarter of 2007.  The decrease in net income and basic and diluted earnings per share over last year was a result of the Company’s lower interest rate spread and lower levels of other income.  The Company’s interest rate spread decreased by .78%, to 3.12% for the three months ended March 31, 2008, compared to 3.90% for the same period in 2007.

Net interest income, which is interest earned net of interest expense, decreased by $1,140,000, or 12.6%, to $7,917,000 for the first quarter of 2008, compared to $9,057,000 for the first quarter of 2007.  The primary reason for the decrease in net interest income was because the interest rates earned on the Company’s loan portfolio have decreased faster than the decrease in interest rates paid on the Company’s interest bearing liabilities.  Net yield on interest earning assets for the three months ended March 31, 2008 was 3.46%, compared to 4.20% for the same period in 2007.

The provision for loan losses increased by $325,000, or 76.5%, to $750,000 for the first quarter of 2008, compared to $425,000 for the first quarter of 2007.  The provision for loan losses and allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio.  Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors.  While management believes the current allowance for loan losses is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

Total other income decreased by $1,174,000, or 69.3%, to $520,000 for the first quarter of 2008, compared to $1,694,000 for the first quarter of 2007. The primary reason for the decrease in other income was a decrease in real estate commissions and the gain realized on property sold by Hyatt Commercial. Real estate commissions decreased $831,000, or 91.6%, to $76,000 for the first quarter of 2008, compared to $907,000 for the first quarter of 2007. This decrease was primarily the result of higher commissions earned in 2007 on the sale of two large commercial properties. Other income decreased by $323,000, or 73.7%, to $115,000 for the first quarter of 2008, compared to $438,000 for the first quarter of 2007.  This decrease was primarily the result of a $322,000 gain recognized on the sale of property owned by Hyatt Commercial in 2007.

Total non-interest expenses decreased by $305,000, or 6.9%, to $4,086,000 for the first quarter of 2008, compared to $4,391,000 for the first quarter of 2007. Compensation and related expenses decreased by $752,000, or 24.9%, to $2,266,000 for the first quarter of 2008, compared to $3,018,000 for the same period in 2007. This decrease was primarily because of lower commissions paid by Hyatt Commercial to commercial real estate agents, consistent with the decrease in real estate commissions earned as noted above and lower salaries paid in 2008 due to a reduction in staff.  Net occupancy costs decreased by $23,000, or 5.3%, to $409,000 for the first quarter of 2008, compared to $432,000 for the first quarter of 2007.  This decrease was the result of costs and depreciation incurred on the Company’s new headquarters partially offset by a full quarter’s rental income in 2008 compared to a partial quarter’s rental income in 2007.  Other non-interest expenses increased by $470,000, or 49.9%, to $1,411,000 for the first quarter of 2008, compared to $941,000 for the first quarter of 2007.  This increase was primarily due to additional legal fees and costs relating to loan delinquencies, and increased deposit insurance premiums partially offset by a decrease in office expenses.

Income Taxes

The income tax provision decreased by $979,000, or 40.0%, to $1,466,000 for the first quarter of 2008, compared to $2,445,000 for the first quarter of 2007 due to the decline in pretax income. The effective tax rate for the three months ended March 31, 2008 was 40.7% compared to 41.2% for the same period in 2007.

Analysis of Financial Condition

Total assets increased by $196,000 to $962,430,000 at March 31, 2008, compared to $962,234,000 at December 31, 2007.  Cash and cash equivalents increased by $8,676,000, or 77.0%, to $19,942,000 at March 31, 2008, compared to $11,266,000 at December 31, 2007.  This increase was primarily due to increased cash and due from banks. The loan portfolio decreased during 2008, as net loans receivable decreased $7,590,000, or 0.9%, to $884,323,000 at March 31, 2008, compared to $891,913,000 at December 31, 2007.  This decrease was the result of the general slowdown in loan demand during the first quarter of 2008.  Loans held for sale increased $959,000, or 87.1%, to $2,060,000 at March 31, 2008, compared to $1,101,000 at December 31, 2007.  This increase was primarily due to the timing of loans pending sale as of March 31, 2008.  Total deposits increased $12,033,000, or 1.8%, to $664,806,000 at March 31, 2008 compared to $652,773,000 at December 31, 2007.  This increase was primarily attributable to an ongoing campaign by the Company to attract money market deposit accounts and promotions to obtain shorter-term certificates of deposit.  FHLB Atlanta borrowings decreased $15,000,000, or 7.9%, to $175,000,000 at March 31, 2008, compared to $190,000,000 as of December 31, 2007. This was a result of paying off short term FHLB Atlanta advances with deposit growth and loan payoffs.

Stockholders’ Equity

Total stockholders’ equity increased $1,563,000, or 1.6%, to $96,839,000 at March 31, 2008 compared to $95,276,000 as of December 31, 2007.  This increase was primarily a result of net earnings, offset by dividends declared.

Asset Quality

Non-accrual loans (those loans 90 or more days in arrears) increased $7,617,000, or 98.9%, to $15,317,000 as of March 31, 2008, compared to $7,700,000 as of December 31, 2007.  There were 27 residential loans totaling $15,126,000 and 1 commercial loan totaling $191,000 in non-accrual status at March 31, 2008.  Included in the 27 residential loans were 12 loans totaling $6,392,000 to consumers and 15 loans totaling $8,734,000 to builders. There were 17 residential loans totaling $7,364,000 and 2 commercial loans totaling $336,000 in non-accrual status at December 31, 2007. Included in the 17 residential loans were 11 loans totaling $3,975,000 to consumers and 6 loans totaling $3,389,000 to builders.  There were $340,000 in charge offs for the three months ended March 31, 2008. At March 31, 2008, the total allowance for loan losses was $11,191,000, which was 1.3% of total net loans, compared with $10,781,000, which was 1.2% of total net loans as of December 31, 2007.

The allowance for loan losses is based on management’s judgment and evaluation of the loan portfolio.  Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors.  While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.    The ratio of non-performing assets plus foreclosed assets to total assets was 2.0% at March 31, 2008 and 1.1% at December 31, 2007.

The following table summarizes the change in impaired loans for the three months ended March 31, 2008, (dollars in thousands).

Impaired loans at December 31, 2007	$17,960
Added in the quarter	17,433
Transferred to foreclosed real estate	(1,936)
Paid off prior to foreclosure	(791)
Impaired loans at March 31, 2008	$32,666

Included in the above impaired loans amount is $17,349,000 of loans that are not in non-accrual status.  In addition, there was a total of $29,199,000 of residential real estate loans included in impaired loans at March 31, 2008, of which $17,046,000 was to consumers and $12,153,000 was to builders.

As of March 31, 2008, the Company had foreclosed real estate consisting of ten residential properties with a book value of $3,912,000 and an appraised value of $4,712,000.  During the fifteen month period ended March 31, 2008, the Company has sold a total of fourteen properties previously included in foreclosed real estate.  The properties had a combined net book value of $4,243,000, and were sold at a combined net loss of $2,000.  In addition, the Company incurred $71,000 in expenses related to the sale of the properties.  The following table summarizes the change in foreclosed real estate for the three months ended March 31, 2008, (dollars in thousands).

Foreclosed real estate at December 31, 2007	$2,993
Transferred from impaired loans	1,936
Property improvements	67
Property sold	(694)
Additional write downs	(390)
Foreclosed real estate at March 31, 2008	$3,912

Liquidity

The Company’s liquidity is determined by its ability to raise funds through several sources including borrowed funds, capital, deposits, loan repayments, maturing investments, and the sale of loans.  Based on the internal and external sources available, the Company’s liquidity position exceeded anticipated short-term and long-term needs as of March 31, 2008.  Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In assessing its liquidity, the management of the Company considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that the Company may take advantage of business opportunities.

Management believes it has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $452,199,000 at March 31, 2008.  Based on past experience, management believes that a significant portion of such deposits will remain with the Company. At March 31, 2008, the Company had commitments to originate loans of $23,851,000, unused lines of credit of $42,296,000, and commitments under standby letters of credit of $10,078,000.  The Company has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise.  As of March 31, 2008, outstanding FHLB Atlanta borrowings totaled $175,000,000, and the Company had available to it an additional $111,420,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities decreased $1,700,000 to $4,107,000 for the three months ended March 31, 2008, compared to $5,807,000 for the same period in 2007. This decrease was primarily the result of lower net income and lower proceeds from loans sold to others in 2008.  Net cash from investing activities decreased $6,306,000 to $8,140,000 for the three months ended March 31, 2008, compared to $14,446,000 for the same period in 2007.  This decrease was primarily due to fewer proceeds from loan payoffs partially offset by lower investments in premises and equipment. Net cash used in financing activities decreased by $1,166,000 to $3,571,000 for the three months ended March 31, 2008, compared to $4,737,000 for the same period in 2007.  This decrease was primarily due to a decrease in deposit growth and decreased repayments of borrowings from FHLB Atlanta.

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

Average Balance Sheet

The following table presents the Company’s distribution of the average consolidated balance sheets and net interest analysis for the three months ended March 31, 2008 and March 31, 2007.

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Average Balance	Interest	Rate Annualized	Average Balance	Interest	Rate Annualized
	(dollars in thousands)
ASSETS
Loans (1)	$896,189	$16,875	7.53%	$830,729	$17,576	8.46%
Investment securities(2)	1,377	18	5.23%	7,219	64	3.55%
Other interest-earning assets (3)	16,851	258	6.12%	24,288	373	6.14%

Total interest-earning assets	914,417	17,151	7.50%	862,236	18,013	8.36%

Non-interest earning assets	50,590			54,088

Total assets	$965,007			$916,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$124,190	558	1.80%	$138,444	605	1.75%
Certificates of deposit	542,561	6,613	4.88%	506,407	6,264	4.95%
Short-term borrowings	1,667	37	8.88%	8,334	109	5.23%
Long-term borrowings	175,000	2,026	4.63%	150,000	1,978	5.27%

Total interest-bearing liabilities	843,418	9,234	4.38%	803,185	8,956	4.46%

Non-interest bearing liabilities	25,017			24,744

Stockholders' equity	96,572			88,395

Total liabilities and stockholders’ equity	$965,007			$916,324

Net interest income and interest rate spread		$7,917	3.12%		$9,057	3.90%

Net interest margin			3.46%			4.20%

Average interest-earning assets to average interest-bearing liabilities			108.42%			107.35%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	The Company does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.  No amount has been recognized in the statement of financial condition at March 31, 2008, as a liability for credit loss.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	March 31, 2008
(dollars in thousands)
Standby letters of credit	$10,078
Home equity lines of credit	$21,773
Unadvanced construction commitments	$67,747
Loan commitments	$2,078
Lines of credit	$42,296
Loans sold with limited repurchase provisions	$5,494

Legal Proceedings

There are various claims pending involving the Company, arising in the normal course of business.  Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to the Company’s financial condition and results of operations.

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 10 to the Consolidated Financial Statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2007, as reported in Company’s Form 10-K filed with the SEC on March 12, 2008.

Item 4.   Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of March 31, 2008.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4T. Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None, other than ordinary routine litigation incidental to the Company’s business.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risk factors in our Annual Report on Form 10-K have not materially changed.  The risks, described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

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

SEVERN BANCORP, INC.

May 8, 2008	Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2008	Thomas G. Bevivino
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