Form 10-Q
period 2008-08-06
SEVERN BANCORP INC
filed 2008-08-07
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on August 7, 2008: 10,066,679 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

PART I– FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
          (dollars in thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$7,669	$6,415
Interest bearing deposits in other banks	475	814
Federal funds sold	12,486	4,037
Cash and cash equivalents	20,630	11,266
Investment securities held to maturity	1,364	2,383
Loans held for sale	1,479	1,101
Loans receivable, net of allowance for loan losses of $9,667 and $10,781, respectively	878,783	891,913
Premises and equipment, net	30,802	31,289
Federal Home Loan Bank of Atlanta stock at cost	9,144	10,172
Accrued interest receivable and other assets	18,085	14,110

Total assets	$960,287	$962,234

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$670,876	$652,773
Short-term borrowings	-	15,000
Long-term borrowings	165,000	175,000
Subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	5,904	3,566

Total liabilities	862,399	866,958

Stockholders’ Equity
Common stock, $0.01 par value, 20,000,000 shares authorized; 10,066,679 issued and outstanding	101	101
Additional paid-in capital	46,832	46,768
Retained earnings	50,955	48,407

Total stockholders' equity	97,888	95,276

Total liabilities and stockholders' equity	$960,287	$962,234

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest Income
Loans	$15,486	$17,619	$32,361	$35,195
Securities, taxable	17	55	39	119
Other	238	313	492	686
Total interest income	15,741	17,987	32,892	36,000

Interest Expense
Deposits	6,496	7,372	13,667	14,241
Short-term borrowings	-	115	37	224
Long-term borrowings and subordinated debentures	1,867	1,962	3,893	3,940
Total interest expense	8,363	9,449	17,597	18,405

Net interest income	7,378	8,538	15,295	17,595
Provision for loan losses	750	537	1,500	962
Net interest income after provision for loan losses	6,628	8,001	13,795	16,633

Other Income
Real estate commissions	302	697	378	1,604
Real estate management fees	194	158	347	320
Mortgage banking activities	113	181	289	368
Other	243	256	358	689
Total other income	852	1,292	1,372	2,981

Non-Interest Expenses
Compensation and related expenses	2,487	2,981	4,753	5,999
Occupancy, net	407	425	816	857
Other	1,840	943	3,251	1,879
Total non-interest expenses	4,734	4,349	8,820	8,735

Income before income tax provision	2,746	4,944	6,347	10,879
Income tax provision	1,125	2,053	2,591	4,498

Net income	$1,621	$2,891	$3,756	$6,381

Basic earnings per share	$.16	$.29	$.37	$.63

Diluted earnings per share	$.16	$.29	$.37	$.63

Common stock dividends declared per share	$.06	$.06	$.12	$.12

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For The Six Months Ended June 30,
	2008	2007

Cash Flows from Operating Activities

Net income	$3,756	$6,381
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of deferred loan fees	(1,478)	(1,822)
Net amortization of premiums and
discounts	2	3
Provision for loan losses	1,500	962
Provision for depreciation	680	624
Gain on sale of loans	(198)	(136)
Proceeds from loans sold to others	14,237	15,644
Loans originated for sale	(14,421)	(13,058)
Stock-based compensation expense	64	64
Increase in accrued interest receivable
and other assets	(2,222)	(967)
Increase in accrued interest payable and other liabilities	2,338	602

Net cash provided by operating activities	4,258	8,297

Cash Flows from Investing Activities

Proceeds from maturing investment securities	1,000	2,000
Principal collected on mortgage backed securities	17	163
Net (increase) decrease in loans	8,311	(17,480)
Net proceeds from sale of foreclosed property	3,048	-
Investment in premises and equipment	(193)	(3,110)
Proceeds from disposal of premises and equipment	-	1,785
Redemption of Federal Home Loan Bank
of Atlanta stock	1,028	421
Net cash provided by (used in) investing activities	13,211	(16,221)

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For The Six Months Ended June 30,
	2008	2007

Cash Flows from Financing Activities

Net increase in deposits	18,103	16,063
Net decrease in short-term borrowings	(15,000)	(3,000)
Additional borrowed funds, long-term	25,000	-
Repayment of borrowed funds, long-term	(35,000)	(5,000)
Cash dividends and cash paid in lieu of fractional shares	(1,208)	(1,210)
Proceeds from exercise of options	-	13

Net cash provided by (used in) financing activities	(8,105)	6,866
Increase (decrease) in cash and cash equivalents	9,364	(1,058)
Cash and cash equivalents at beginning of year	11,266	18,715

Cash and cash equivalents at end of period	$20,630	$17,657

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest paid	$17,924	$18,213

Income taxes paid	$3,359	$5,539

Transfer of loans to foreclosed real estate	$7,110	$399

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008 or any other interim period.  The unaudited consolidated financial statements for the three and six months ended June 30, 2008 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Note 5 – Accrued Interest Receivable and Other Assets

Included in accrued interest receivable and other assets is a $2 million receivable for an insurance claim relating to an external fraud scheme.  During the quarter ended June 30, 2008, the Company was the victim of an external fraud scheme involving falsified line of credit advance requests that totaled approximately $2.26 million.  $260 thousand of that amount, which represents the portion of the amount not covered under the Company’s insurance policy, has been written-off during the quarter and is included in non-interest expenses. The remaining $2 million is recorded as a receivable, which the Company expects to receive from its insurance provider.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 6 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for each period.  Diluted earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding after consideration of the dilutive effect of the Company’s outstanding stock options.  Potential common shares related to stock options are determined using the treasury stock method.  For the three and six month period ended June 30, 2008, all of the Company’s outstanding stock options, which totaled 117,854, were not included in the diluted earnings per share calculation because they were antidilutive.  There were 122,815 outstanding stock options included in the diluted earnings per share calculation for the three and six month period ended June 30, 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Common shares – weighted average (basic)	10,066,679	10,065,908	10,066,679	10,065,881
Common share equivalents – weighted average	-	14,500	-	18,612
Common shares – diluted	10,066,679	10,080,408	10,066,679	10,084,493

Note 7 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally all letters of credit, when issued have expiration dates within one year.  The credit risks involved in issuing letters of credit are similar to those that are involved in extending loan facilities to customers.  The Company generally holds collateral supporting these commitments.  The Company had $10,482,000 of standby letters of credit outstanding as of June 30, 2008.  Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of June 30, 2008 and December 31, 2007 for guarantees under standby letters of credit issued was not material.

Note 8 - Regulatory Matters

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

The following table presents the Bank’s capital position:

	Actual	Actual	To Be Well Capitalized Under
	at June 30, 2008	at December 31, 2007	Prompt Corrective Provisions
Tangible (1)	11.6%	11.3%	N/A
Tier I Capital (2)	14.1%	13.7%	6.0%
Core (1)	11.6%	11.3%	5.0%
Total Capital (2)	15.2%	14.9%	10.0%

(1) To adjusted total assets
            (2) To risk-weighted assets.

Note 9 - Stock-Based Compensation

On April 30, 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan, referred to as the “2008 Plan” for directors, officers, and other key employees of the Company.  The 2008 Plan replaces the Company’s Stock Option and Incentive Plan, referred to as the “1998 Plan” which expired in 2007.  Under the terms of the 2008 Plan, the Company may grant awards including stock options, stock appreciation rights, stock awards and other awards based on the Company’s common stock.  The maximum number of shares of common stock with respect to which awards may be awarded under the plan can not exceed 500,000, increased from time to time by a number of shares equal to the number of shares of common stock that are issuable pursuant to option grants outstanding under the 1998 Plan as of April 30, 2008 (“Existing Options”) that subsequently expire, terminate or are cancelled.  As of June 30, 2008, 121,000 shares of Common Stock, which includes 3,146 shares that were forfeited in June 2008,  were subject to Existing Options under the 1998 Plan.  Awards under the 2008 Plan are granted under terms and conditions determined by the Compensation Committee of the Board of Directors.

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

Stock-based compensation expense for the three and six months ended June 30, 2008 and June 30, 2007 totaled $32,000 and $64,000, respectively.  There were 0 and 825 options exercised during the three and six months ended June 30, 2008 and June 30, 2007, respectively.  No options were granted during the three and six months ended June 30, 2008 and 2007.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Fair Values of Financial Instruments

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

The following table summarizes the valuation of assets and liabilities measured at fair value on a recurring basis, by the above SFAS No. 157 pricing observability as of June 30, 2008:

	Fair Value Measurement at Reporting Date Using
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Loans accounted for under SFAS 114	$11,386	-	-	$11,386
Foreclosed real estate	4,742	-	-	4,742

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

During the period there were no assets or liabilities that were required to be re-measured on a nonrecurring basis.

The following table summarizes the roll forward of level 3 assets as of June 30 2008.

	Impaired Loans	Foreclosed Real Estate
	(dollars in thousands)	(dollars in thousands)
Balance at December 31, 2007	$6,599	$2,993
Transfer to foreclosed real estate	(2,896)	5,054
Additions	10,563	78
Additional reserves	(956)	(285)
Paid off/sold	(1,924)	(3,098)
Balance at June 30, 2008	$11,386	$4,742

The above $956,000 in additional reserves recorded against impaired loans was included in the provision for loan losses on the statement of income for the six months ended June 30, 2008.  The $285,000 of additional reserves recorded against foreclosed real estate was included in other non-interest expenses on the statement of income for the six months ended June 30, 2008.

Note 11 - Recent Accounting Pronouncements

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”(“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible assets under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

Bank Strategy

The Bank has expanded its customer focus and product offerings while narrowing its focus in real estate related mortgage lending to maintaining and developing relationships with existing customers.  It is also strengthening its brand positioning and selectively seeking opportunities to expand its branch network.  Each of these is discussed in turn:

•
Expand customer focus and product offerings.  The Bank is expanding beyond a core savings and real estate related mortgage lending focus to provide a full array of consumer and commercial banking products and services such as asset-based lending, cash management, and demand deposit services.  For instance, the Bank has expanded its commercial lending activities to include asset-based financing for small and medium-sized businesses where collateral for such loans may include borrower assets such as accounts receivable, inventory, machinery, equipment, and other forms of security as well as real estate. As of June 30, 2008, $7.6 million, or 0.9%, of the Bank’s loan portfolio consisted of commercial loans for business purposes. The Bank has also begun penetrating the commercial deposit-taking market including efforts to provide cash management services and related commercial deposit products to small and medium-sized businesses in its target geographic market.

•
Deepen its relationship-based approach to real estate related mortgage lending.  During the current period of weakening real estate markets, the Bank is pursuing an intensified relationship-based lending approach focused on strengthening ties to existing and past customers and is not aggressively pursuing new customers for its real estate related mortgage lending products.

•
Strengthen brand visibility and leadership. The Bank has launched a new brand-building campaign designed to differentiate it in the marketplace, emphasizing a full set of financial services offerings as the leading independent, locally oriented bank.

•
Selectively branch out within the target market.  The Bank is pursuing a branch acquisition “fill-in” market distribution and service coverage strategy designed to ensure convenience of branch locations for its customers.  With four existing branches, the Bank provides significant market coverage.  However, with the continued growth and increasing geographic dispersion of its customer base within its target market, the opportunity exists to further increase the convenience and accessibility of its full service branches to its customer base.

Bank Competition

The Annapolis, Maryland area has a high density of financial institutions, many of which are significantly larger and have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees.  The Bank’s competition for loans comes primarily from savings and loan associations, savings banks, mortgage banking companies, insurance companies and commercial banks.  Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions.  The Bank faces additional competition for deposits from money market mutual funds and corporate and government securities funds and investments.  The Bank also faces increased competition for deposits from other financial institutions such as brokerage firms and insurance companies.  The Bank is a community-oriented financial institution serving its market area with a wide selection of mortgage loan products.  Management considers the Bank’s reputation for financial strength and customer service to be a major competitive advantage in attracting and retaining customers in its market area.  The Bank also believes it benefits from its community orientation.

Forward Looking Statements

In addition to the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements contained herein include, but are not limited to, those with respect to the Bank’s strategy; the expected insurance recovery on the fraud claim; management’s determination of the amount of loan loss allowance; the effect of changes in interest rates; and changes in deposit insurance premiums.  The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  The Company’s operations and actual results could differ significantly from those discussed in the forward-looking statements.  Some of the factors that could cause or contribute to such differences include, but are not limited to, the success of the Bank’s strategy, the ultimate disposition of the insurance fraud claim, changes in the economy and interest rates both in the nation and Company’s general market area, federal and state regulation, competition and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including “Item 1A. Risk Factors” contained in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in note 1 of the audited consolidated financial statements as of December 31, 2007 which were included in the Company’s annual report on Form 10-K.  Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments.  In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore on the provision for loan losses and results of operations.  The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

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

The Company continues to experience challenges similarly faced by many financial institutions resulting from the slowdown in the real estate markets, including increased loan delinquencies and a decrease in the demand for certain loan products including construction, development, and land acquisition loans. In addition, strong competition for new loans and deposits has caused the interest rate spread between the Company’s cost of funds and what it earns on loans to decrease from 2007 levels.  This was primarily due to decreases in interest rates earned on loans outpacing the decreases in interest paid on deposits and other borrowings.  The Company’s loan portfolio has decreased $13,130,000, or 1.5%, to $878,783,000 at June 30, 2008, compared to $891,913,000 at December 31, 2007.

The Company has experienced an increase in delinquent loans and has increased its provision for loan losses from 2007 levels accordingly.  The Company believes that the allowance for loan losses is adequate.

During the quarter ended June 30, 2008, the Company was the victim of an external fraud scheme involving falsified line of credit advance requests that totaled approximately $2.26 million, $260 thousand of which represents the portion of the amount not covered under the Company’s insurance policy and was written-off during the quarter and included in non-interest expenses. The remaining $2 million is recorded as a receivable, which the Company expects to receive from its insurance provider.

The Company expects to experience difficult market conditions as it seeks to grow its loan portfolio in a comparatively slower market.  If interest rates increase, there may be less demand for borrowing.  The Company will continue to manage loan and deposit pricing against the risks of rising costs of its deposits and borrowings.

The Company’s success continues to be dependent on the strength of the markets in which it operates, including the Company’s ability to originate and grow its mortgage loans, as well as its continuing ability to maintain comparatively low overhead costs.

Results of Operations

Net income decreased by $1,270,000, or 43.9%, to $1,621,000 for the second quarter of 2008, compared to $2,891,000 for the second quarter of 2007.  Basic and diluted earnings per share decreased by $.13, or 44.8%, to $.16 for the second quarter of 2008, compared to $.29 for the second quarter of 2007.  Net income for the six months ended June 30, 2008 decreased by $2,625,000, or 41.1%, to $3,756,000, compared to $6,381,000 for the same period in 2007.  The decrease in net income and basic and diluted earnings per share over last year was a result of the Company’s lower interest rate spread and lower levels of other income.  The interest rate spread is the difference between the Company’s cost of funds and yield on earning assets.  The Company’s interest rate spread decreased by .74%, to 3.01% for the six months ended June 30, 2008, compared to 3.75% for the same period in 2007.

Net interest income, which is interest earned net of interest expense, decreased by $1,160,000, or 13.6%, to $7,378,000 for the second quarter of 2008, compared to $8,538,000 for the second quarter of 2007.  Net interest income for the six months ended June 30, 2008 decreased by $2,300,000, or 13.1%, to $15,295,000, compared to $17,595,000 for the same period in 2007. The primary reason for the decrease in net interest income was because the interest rates earned on the Company’s loan portfolio have decreased faster than the decrease in interest rates paid on the Company’s interest bearing liabilities.  Net yield on interest earning assets for the six months ended June 30, 2008 was 3.35%, compared to 4.07% for the same period in 2007.

The provision for loan losses increased by $213,000, or 39.7%, to $750,000 for the second quarter of 2008, compared to $537,000 for the second quarter of 2007.  The provision for loan losses for the six months ended June 30, 2008 increased by $538,000, or 55.9%, to $1,500,000, compared to $962,000 for the same period in 2007.  The provision for loan losses and allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio.  Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors.  While management believes the current allowance for loan losses is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

Total other income decreased by $440,000, or 34.1%, to $852,000 for the second quarter of 2008, compared to $1,292,000 for the second quarter of 2007. The primary reason for the decrease in other income was a decrease in real estate commissions and the mortgage banking activity. Total other income for the six months ended June 30, 2008 decreased $1,609,000, or 54.0%, to $1,372,000 compared to $2,981,000 for the same period in 2007.  The primary reasons for the decrease during the first six months of 2008, compared to the first six months of 2007 was a decrease in real estate commissions earned during the first quarter of 2008 compared to the first quarter of 2007 and the gain realized on property sold by Hyatt Commercial in the first quarter of  2007. Real estate commissions decreased $395,000, or 56.7%, to $302,000 for the second quarter of 2008, compared to $697,000 for the second quarter of 2007. Total real estate commissions for the six months ended June 30, 2008 decreased $1,226,000, or 76.4%, to $378,000, compared to $1,604,000 for the same period in 2007.  This decrease was primarily the result of higher commissions earned in 2007 on the sale of two large commercial properties. Other income for the six months ended June 30, 2008 decreased $331,000, or 48.0%, to $358,000 compared to $689,000 for the same period in 2007.  This decrease was primarily the result of a $322,000 gain recognized on the sale of property owned by Hyatt Commercial in 2007.

Total non-interest expenses increased by $385,000, or 8.9%, to $4,734,000 for the second quarter of 2008, compared to $4,349,000 for the second quarter of 2007. Total non-interest expenses for the six months ended June 30, 2008 increased $85,000, or 1.0%, to $8,820,000, compared to $8,735,000 for the same period in 2007.  Compensation and related expenses decreased by $494,000, or 16.6%, to $2,487,000 for the second quarter of 2008, compared to $2,981,000 for the same period in 2007. This decrease was primarily because of lower commissions paid by Hyatt Commercial to commercial real estate agents, consistent with the decrease in real estate commissions earned as noted above and lower salaries paid in 2008 due to a reduction in staff.  Total compensation and related expenses for the six months ended June 30, 2008 decreased $1,246,000, or 20.8%, to $4,753,000, compared to $5,999,000 for the same period in 2007.  Net occupancy costs decreased by $18,000, or 4.2%, to $407,000 for the second quarter of 2008, compared to $425,000 for the second quarter of 2007.  Total net occupancy for the six months ended June 30, 2008 decreased $41,000, or 4.8%, to $816,000, compared to $857,000 for the same period in 2007.  This decrease was the result of costs and depreciation incurred on the Company’s new headquarters partially offset by a full six month’s rental income in 2008 compared to a partial six month’s rental income in 2007.  Other non-interest expenses increased by $897,000, or 95.1%, to $1,840,000 for the second quarter of 2008, compared to $943,000 for the second quarter of 2007.   Other non-interest expense for the six months ended June 30, 2008 increased by $1,372,000, or 73.0%, to $3,251,000, compared to $1,879,000 for the same period in 2007.  This increase was primarily due to a charge off taken in June 2008 for losses incurred relating to a fraudulent wire scheme, additional legal fees and costs relating to loan delinquencies, increased deposit insurance premiums, increased REO expenses and write-offs.

Income Taxes

The income tax provision decreased by $928,000, or 45.2%, to $1,125,000 for the second quarter of 2008, compared to $2,053,000 for the second quarter of 2007. The income tax provision for the six months ended June 30, 2008 decreased by $1,907,000, or 42.4%, to $2,591,000, compared to $4,498,000 for the same period in 2007.  Both decreases are consistent with the decrease in pretax income. The effective tax rate for the six months ended June 30, 2008 was 40.8% compared to 41.3% for the same period in 2007.

Analysis of Financial Condition

Total assets decreased by $1,947,000 to $960,287,000 at June 30, 2008, compared to $962,234,000 at December 31, 2007.  Cash and cash equivalents increased by $9,364,000, or 83.1%, to $20,630,000 at June 30, 2008, compared to $11,266,000 at December 31, 2007.  This increase was primarily due to increased cash and due from banks and federal funds sold. The loan portfolio decreased during 2008, as net loans receivable decreased $13,130,000, or 1.5%, to $878,783,000 at June 30, 2008, compared to $891,913,000 at December 31, 2007.  This decrease was the result of the continued general slowdown in loan demand during the second quarter of 2008.  Loans held for sale increased $378,000, or 34.3%, to $1,479,000 at June 30, 2008, compared to $1,101,000 at December 31, 2007.  This increase was primarily due to the timing of loans pending sale as of June 30, 2008.  Total deposits increased $18,103,000, or 2.8%, to $670,876,000 at June 30, 2008 compared to $652,773,000 at December 31, 2007.  This increase was primarily attributable to an ongoing campaign by the Company to attract money market deposit accounts and promotions to obtain shorter-term certificates of deposit.  FHLB Atlanta borrowings decreased $25,000,000, or 13.2%, to $165,000,000 at June 30, 2008, compared to $190,000,000 as of December 31, 2007. This was a result of paying off short term and long term FHLB Atlanta advances with deposit growth and loan payoffs.

Stockholders’ Equity

Total stockholders’ equity increased $2,612,000, or 2.7%, to $97,888,000 at June 30, 2008 compared to $95,276,000 as of December 31, 2007.  This increase was primarily a result of net earnings, partially offset by dividends declared.

Asset Quality

Non-accrual loans (those loans 90 or more days in arrears) increased $16,647,000, or 216.2%, to $24,347,000 as of June 30, 2008, compared to $7,700,000 as of December 31, 2007.  There were 37 residential loans totaling $23,925,000 and 3 commercial loans totaling $422,000 in non-accrual status at June 30, 2008.  Included in the 37 residential loans were 19 loans totaling $13,635,000 to consumers and 18 loans totaling $10,290,000 to builders. There were 17 residential loans totaling $7,364,000 and 2 commercial loans totaling $336,000 in non-accrual status at December 31, 2007. Included in the 17 residential loans were 11 loans totaling $3,975,000 to consumers and 6 loans totaling $3,389,000 to builders.  There were $2,614,000 in charge offs for the six months ended June 30, 2008. At June 30, 2008, the total allowance for loan losses was $9,667,000, which was 1.1% of total loans, compared with $10,781,000, which was 1.2% of total loans as of December 31, 2007.  The amount of the allowance for loan losses declined from December 31, 2007 to June 30, 2008 due to net chargeoffs exceeding the provision for loan losses.  While the increase in impaired loans was $24.4 million to $42.4 million, only $11.4 million of these loans required a specific valuation allowance at June 30, 2008 (which totaled $1.1 million).  This compares to $8.3 million with a related valuation allowance of $1.2 million at December 31, 2007.
The allowance for loan losses is based on management’s judgment and evaluation of the loan portfolio.  Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors.  While management believes the current allowance is adequate, changing economic and market conditions may require future adjustments to the allowance for loan losses.    The ratio of non-performing loans plus foreclosed assets to total assets was 3.0% at June 30, 2008 and 1.1% at December 31, 2007.

The following table summarizes the change in impaired loans for the six months ended June 30, 2008, (dollars in thousands).

Impaired loans at December 31, 2007	$17,960
Added to impaired loans	37,573
Gross loans transferred to foreclosed real estate	(7,110)
Paid off prior to foreclosure	(6,060)
Impaired loans at June 30, 2008	$42,363

Included in the above impaired loans amount at June 30, 2008 is $19,896,000 of loans that are not in non-accrual status. In addition, there was a total of $37,922,000 of residential real estate loans included in impaired loans at June 30, 2008, of which $24,073,000 was to consumers and $13,849,000 to builders.

As of June 30, 2008, the Company had foreclosed real estate consisting of 16 residential properties with a book value of $4,742,000 and an appraised value of $5,247,000.  During the eighteen month period ended June 30, 2008, the Company has sold a total of 17 properties previously included in foreclosed real estate.  The properties had a combined net book value of $6,345,000 after total write-downs of $110,000, and were sold at a combined net loss of $36,000.  In addition, the Company incurred $126,000 in expenses related to the sale of the properties.  The following table summarizes the change in foreclosed real estate for the six months ended June 30, 2008, (dollars in thousands).

Foreclosed real estate at December 31, 2007	$2,993
Transferred from impaired loans, net of specific reserves of $2,056	5,054
Property improvements	78
Property sold	(3,098)
Additional write downs	(285)
Foreclosed real estate at June 30, 2008	$4,742

Liquidity

The Company’s liquidity is determined by its ability to raise funds through several sources including borrowed funds, capital, deposits, loan repayments, maturing investments, and the sale of loans.  Based on the internal and external sources available, the Company’s liquidity position exceeded anticipated short-term and long-term needs as of June 30, 2008.  Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In assessing its liquidity, the management of the Company considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that the Company may take advantage of business opportunities.

Management believes it has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $472,606,000 at June 30, 2008.  Based on past experience, management believes that a significant portion of such deposits will remain with the Company. At June 30, 2008, the Company had commitments to originate loans of $27,397,000, unused lines of credit of $36,332,000, and commitments under standby letters of credit of $10,482,000.  The Company has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise.  As of June 30, 2008, outstanding FHLB Atlanta borrowings totaled $165,000,000, and the Company had available to it an additional $121,540,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities decreased $4,039,000 to $4,258,000 for the six months ended June 30, 2008, compared to $8,297,000 for the same period in 2007. This decrease was primarily the result of lower net income and lower proceeds from loans sold to others in 2008.  Net cash provided by investing activities increased $29,432,000 to $13,211,000 for the six months ended June 30, 2008, compared to net cash used of $16,221,000 for the same period in 2007.  This increase was primarily due to proceeds from loan payoffs and sale of foreclosed property during the six months ended June 30, 2008, compared to cash used to fund loan growth during the same period in 2007. Net cash from financing activities decreased by $14,971,000 to cash used of $8,105,000 for the six months ended June 30, 2008, compared to cash provided by of $6,866,000 for the same period in 2007. This decrease was primarily due to increased repayments of borrowings from FHLB Atlanta partially offset by deposit growth.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of thirty percent (30%) of its total assets, with the Federal Home Loan Bank of Atlanta ("FHLB-Atlanta").  As of June 30, 2008, the total available line of credit with the FHLB-Atlanta was approximately $287 million of which $165 million was outstanding.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.  The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB-Atlanta as of June 30, 2008 (dollars in thousands):

Principal Amount	Rate	Maturity
$ 7,000	5.012%	2008
23,000	3.083% to 4.996%	2009
10,000	5.00%	2010
-	-	2011
-	-	2012
125,000	2.238% to 4.340%	Thereafter
$ 165,000

Junior Subordinated Debt Securities Due 2035

As of June 30, 2008, Bancorp had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (2.7654% at June 30, 2008) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debt Securities are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures are first redeemable, in whole or in part, by Bancorp on January 7, 2010.

The 2035 Debentures were issued and sold to Severn Capital Trust I (the “Trust”), of which 100% of the common equity is owned by Bancorp.  The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures.  The 2035 Debentures held by the Trust are the sole assets of the Trust.  Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures.  Bancorp has entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee.

Private Placement Offering

As previously reported, the Company intends to commence a private offering of units, consisting of shares of Series A 8.0% Non-Cumulative Convertible Preferred Stock  ("Series A Preferred Stock") of  the Company and a redeemable Subordinated Note of the Company in the original principal amount of $50,000,  to raise gross proceeds of  between  $10.0 million and $25.0 million.  The Company intends to use the net proceeds from the sale of the units for general corporate purposes, including one or more of the following:

•	contribution to the Bank (including investment in equity or subordinated indebtedness of the Bank) to fund its operations or provide additional capital for regulatory purposes,

•	possible repayment of indebtedness of the Bank or the Company, and

•	other general corporate purposes.

The units will be sold only to “accredited investors” as defined in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to exemptions from registration requirements contained in the Securities Act, including Regulation D promulgated thereunder and the securities laws of certain states.

The Company reserves the right to modify, postpone or cancel the offering described above in its sole and absolute discretion.

The units and underlying Subordinated Notes, Series A Preferred Stock and Common Stock into which the Series A Preferred Stock is convertible have not been registered with the Securities and Exchange Commission or the securities commission of any state and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Effects of Inflation

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry which require the measurement of financial condition and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation.  Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.

Average Balance Sheet

The following table presents the Company’s distribution of the average consolidated balance sheets and net interest analysis for the six months ended June 30, 2008 and June 30, 2007.

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Average Balance	Interest	Rate Annualized	Average Balance	Interest	Rate Annualized
	(dollars in thousands)
ASSETS
Loans (1)	$890,441	$32,361	7.27%	$838,125	$35,195	8.40%
Investment securities(2)	1,372	39	5.69%	6,179	119	3.85%
Other interest-earning assets (3)	21,368	492	4.61%	19,310	686	7.11%

Total interest-earning assets	913,181	32,892	7.20%	863,614	36,000	8.34%

Non-interest earning assets	49,294			53,139

Total assets	$962,475			$916,753

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$120,031	973	1.62%	$136,893	1,534	2.24%
Certificates of deposit	544,915	12,694	4.66%	506,347	12,707	5.02%
Short-term borrowings	833	37	8.88%	8,333	224	5.38%
Long-term borrowings	174,167	3,893	4.47%	150,000	3,940	5.25%

Total interest-bearing liabilities	839,946	17,597	4.19%	801,573	18,405	4.59%

Non-interest bearing liabilities	25,343			25,413

Stockholders' equity	97,186			89,767

Total liabilities and stockholders’ equity	$962,475			$916,753

Net interest income and interest rate spread		$15,295	3.01%		$17,595	3.75%

Net interest margin			3.35%			4.07%

Average interest-earning assets to average interest-bearing liabilities			108.72%			107.74%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	The Company does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.  No amount has been recognized in the statement of financial condition at June 30, 2008, as a liability for credit loss.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	June 30, 2008
(dollars in thousands)
Standby letters of credit	$10,482
Home equity lines of credit	$22,164
Unadvanced construction commitments	$62,943
Loan commitments	$5,233
Lines of credit	$36,332
Loans sold with limited repurchase
provisions	$8,760

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 11 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2007, as reported in Company’s Form 10-K filed with the SEC on March 12, 2008.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of June 30, 2008.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

The information set forth below updates the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007.  Unless the context indicates otherwise, all references to “the Company” in this subsection “Risk Factors” refer to Bancorp and its subsidiaries.  You should carefully consider the risks described below as well as in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, because if any of the risks actually occur,  the Company's business, financial condition or results of future operations could be materially and adversely affected. This Quarterly Report on Form 10- Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by  the Company  described below  and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The Company may be adversely affected by changes in economic and political conditions and by governmental monetary and fiscal policies.

The thrift industry is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by governmental monetary and fiscal policies.  Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the Company’s control may adversely affect the Company’s potential profitability.  Any future rises in interest rates, while increasing the income yield on the Company’s earning assets, may adversely affect loan demand and the cost of funds and, consequently, the Company’s profitability.  Any future decreases in interest rates may adversely affect the Company’s profitability because such decreases may reduce the amounts that the Company may earn on its assets.  Economic downturns have resulted and may continue to result in the delinquency of outstanding loans.  The Company does not expect any one particular factor to materially affect its results of operations.  However, downtrends in several areas, including real estate, construction and consumer spending, could have a material adverse impact on the Company’s ability to remain profitable.  Further, there can be no assurance that the asset values of the loans included in the Company’s loan portfolio, or the value of properties and other collateral securing such loans, will remain at the levels existing on the dates of origination of such loans.

The changing economic environment poses significant challenges for the Company.

The years 2007 and 2008 have experienced significant disruption and volatility in the financial and capital markets. This turbulence has been attributable to a variety of factors including the deterioration in the subprime mortgage market. The disruptions have been exacerbated by the continued decline of the housing market along with significant mortgage loan related losses incurred by many lending institutions. In addition, the significant decline in economic growth, nationally, during the past year has led to a slowdown in banking related activities. The Company is subject to negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing industry locally and nationally. During the past year, the Company has experienced an increase in non-performing loans. No assurance can be given that these conditions will improve or will not worsen.  Moreover, such conditions may result in a further increase in loan delinquencies, causing a decrease in the Company’s interest income, and may continue to have an adverse impact on the Company’s loan loss experience, possibly requiring the Company to add to its allowance for loan losses.

The Company is operating in a challenging economic environment, including generally uncertain national and local market conditions. Financial institutions continue to be affected by the softening of the real estate market and constrained financial markets. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses and other factors, could have adverse effects on the Company’s borrowers, which could adversely affect the Company’s financial condition and results of operations. This deterioration in economic conditions together with a possible national economic recession could drive losses beyond that which is provided for in the Company’s allowance for loan losses and could result in the following:

•	Loan delinquencies, problem assets and foreclosures may increase;

•	Demand for the Company’s products and services may decline;

•	Low cost or non-interest-bearing deposits may decrease; and

•
Collateral for the Company’s loans, especially real estate, may decline in value, in turn reducing customers’ borrowing capacities, and reducing the value of assets and collateral supporting the Company’s existing loans.

Changes in interest rates could adversely affect the Company’s financial condition and results of operations.

The operations of financial institutions, such as the Company, are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. The Company’s net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, fiscal and monetary policies of the federal government and the policies of various regulatory agencies. Like all financial institutions, the Company’s balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as U.S. Government bonds, corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than those offered by financial institutions such as the Company.

The Company’s management believes that, in the current market environment. the Company has adequate policies and procedures for maintaining a conservative interest rate sensitive position.   However, there is no assurance that this condition will continue.  A sharp movement up or down in deposit rates, loan rates, investment funds rates and other interest-sensitive instruments on the Company’s balance sheet could have a significant, adverse impact on the Company’s net interest income and operating results.

Most of the Company’s loans are secured by real estate located in the Company’s market area.  If there is a continuing downturn in the real estate market, additional borrowers may default on their loans and the Company may not be able to fully recover its loans.

A continuing downturn in the real estate market could adversely affect the Company’s business because most of the Company’s loans are secured by real estate.  Substantially all of the Company’s real estate collateral is located in the states of Maryland, Virginia and Delaware.  Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature.

In addition to the risks generally present with respect to mortgage lending activities, the Company’s operations are affected by other factors affecting the Company’s borrowers, including:

•	the ability of the Company’s mortgagors to make mortgage payments,

•
the ability of the Company’s borrowers to attract and retain buyers or tenants, which may in turn be affected by local conditions such as an oversupply of space or a reduction in demand for rental space in the area, the attractiveness of properties to buyers and tenants, and competition from other available space, or by the ability of the owner to pay leasing commissions, provide adequate maintenance and insurance, pay tenant improvements costs and make other tenant concessions,

•	interest rate levels and the availability of credit to refinance loans at or prior to maturity, and

•	increased operating costs, including energy costs, real estate taxes and costs of compliance with environmental controls and regulations.

As of June 30, 2008, approximately 99% of the book value of the Company’s loan portfolio consisted of loans collateralized by various types of real estate.  If real estate prices decline, the value of real estate collateral securing the Company’s loans could be reduced.   The Company’s ability to recover defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and the Company would be more likely to incur financial losses on defaulted loans.

In addition, approximately 55% of the book value of the Company’s loans consisted of construction, land acquisition and development loans, commercial real estate loans and land loans, which present additional risks described in “Item 1. Business” of the Company’s Form 10-K for the year ended December 31, 2007, attached hereto as Exhibit A.

The Company’s loan portfolio exhibits a high degree of risk.

The Company has a significant amount of nonresidential loans, as well as construction and land loans granted on a speculative basis. Although permanent single-family, owner-occupied loans represent the largest single component of assets, a significant level of nonresidential loans, construction loans, and land loans, results in an above-average risk exposure.  The Company’s monitoring of higher risk loans may be inadequate and the internal asset review function may be inadequate in view of current real estate market weaknesses.

At December 31, 2007 and June 30, 2008 the Company’s nonperforming loans (those loans 90 or more days in arrears) equaled $7.7 million and $24.3 million, respectively.  Compared with seventeen residential loans in non-accrual status totaling $7.4 million and two commercial loans in non-accrual status totaling $0.3 million at December 31, 2007, there were thirty-seven residential loans in non-accrual status totaling $23.9 million and three commercial loans in non-accrual status totaling $0.4 million at June 30, 2008.  For the six months ended June 30, 2008, there were $2.6 million of loan charge-offs.  At June 30, 2008, the total allowance for loan losses was $9.7 million, which was 1.10% of total net loans, compared with $10.8 million, which was 1.21% of total net loans, as of December 31, 2007.  (See Form 10-K for the year ended December 31, 2007, Form 10-Q for the quarterly period ended March 31, 2008 and Form 10-Q for the quarterly period ended June 30, 2008 for additional description of asset quality including non-performing loans.)

The Company is exposed to risk of environmental liabilities with respect to properties to which it takes title.

In the course of the Company’s business, the Company may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties.  The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property.  The costs associated with investigation or remediation activities could be substantial.  In addition, if the Company is the owner or former owner of a contaminated site, the Company may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.  If the Company becomes subject to significant environmental liabilities, the Company’s business, financial condition, results of operations and cash flows could be materially and adversely affected.

The Company’s operations are located in Anne Arundel County, Maryland, which makes the Company’s business highly susceptible to local economic conditions.  An economic downturn or recession in this area may adversely affect the Company’s ability to operate profitably.

Unlike larger banking organizations that are geographically diversified, the Company’s operations are concentrated in Anne Arundel County, Maryland.  In addition, nearly all of the Company’s loans have been made to borrowers in the states of Maryland, Virginia and Delaware.  As a result of this geographic concentration, the Company’s financial results depend largely upon economic conditions in its market area.  A deterioration or recession in economic conditions in this market could result in one or more of the following:

•	a decrease in deposits;

•	an increase in loan delinquencies;

•	an increase in problem assets and foreclosures;

•	a decrease in the demand for the Company’s products and services; and

•	a decrease in the value of collateral for loans, especially real estate, and reduction in customers’ borrowing capacities.

Any of the foregoing factors may adversely affect the Company’s ability to operate profitably.

The Company is subject to federal and state regulation and the monetary policies of the Federal Reserve Board.  Such regulation and policies can have a material adverse effect on the Company’s earnings and prospects.

The Company’s operations are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities.  In particular, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past, and are expected to continue to do so in the future.  Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits.  It is not possible to predict what changes, if any, will be made to the monetary polices of the Federal Reserve Board or to existing federal and state legislation or the effect that such changes may have on the Company’s future business and earnings prospects.

If the Bank becomes “undercapitalized” as determined under the “prompt corrective action” initiatives of the federal bank regulators, such regulatory authorities will have the authority to require the Bank to, among other things, alter, reduce or terminate any activity that the regulator determines poses an excessive risk to the Bank.  The Bank could further be directed to take any other action that the regulatory agency determines will better carry out the purpose of prompt corrective action. The Bank could be subject to these prompt corrective action restrictions if federal regulators determine that the Bank is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Some or all of the foregoing actions and restrictions could have a material adverse effect on the operations of the Company.

The Company has established an allowance for loan losses based on the Company’s management's estimates.  Actual losses could differ significantly from those estimates. If the allowance is not adequate, it could have a material adverse effect on the Company’s earnings and the price of the Company’s Common Stock.

The Company has established an allowance for loan losses which management believes to be adequate to offset probable losses on the Company’s existing loans.  However, there is no precise method of estimating loan losses. The Company’s ongoing analysis may cause estimates to change in the future and actual losses may differ materially from estimates.  In addition, there can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require the Company to increase its allowance for loan losses.  Any increase in the allowance for loan losses will reduce the Company’s earnings and may adversely affect the price of the Company’s Common Stock.

The Company competes with a number of local, regional and national financial institutions for customers.

The Company faces strong competition from thrifts, banks, savings institutions and other financial institutions that have branch offices or otherwise operate in the Company’s market area, as well as many other companies now offering a range of financial services. Many of these competitors have substantially greater financial resources and larger branch systems than the Company. In addition, many of the Company’s competitors have higher legal lending limits than the Company.  Particularly intense competition exists for sources of funds including savings and retail time deposits as well as for loans and other services offered by the Company.  In addition, over the last several years, the banking industry has undergone substantial consolidation, and this trend is expected to continue.  Significant ongoing consolidation in the banking industry may result in one or more large competitors emerging in the Company’s primary target market.  The financial resources, human capital and expertise of one or more large institutions could threaten the Company’s ability to maintain its competitiveness.

During the past several years, significant legislative attention has been focused on the regulation and deregulation of the financial services industry.  Non-bank financial institutions, such as securities brokerage firms, insurance companies and mutual funds, have been permitted to engage in activities that compete directly with traditional bank business.  Competition with various financial institutions could hinder the Company’s ability to maintain profitable operations and grow its business.

The Company faces intense competitive pressure on customer pricing, which may materially and adversely affect revenues and profitability.

The Company generates net interest income, and charges its customers fees, based on prevailing market conditions for deposits, loans and other financial services.  In order to increase deposit, loan and other service volumes, enter new market segments and expand its base of customers and the size of individual relationships, the Company must provide competitive pricing for such products and services.  In order to stay competitive, the Company has had to intensify its efforts around attractively pricing its products and services.  To the extent that the Company must continue to adjust its pricing to stay competitive, it will need to grow its volumes and balances in order to offset the effects of declining net interest income and fee-based margins.  Increased pricing pressure also enhances the importance of cost containment and productivity initiatives, and the Company may not succeed in these efforts.

The Company’s brand, reputation and relationship with its customers are key assets of its business and may be affected by how the Company is perceived in the marketplace.

The Company’s brand and its attributes are key assets of its business.  The ability to attract and retain customers to the Company’s products and services is highly dependent upon the external perceptions of the Company and the industry in which it operates.  The Company’s business may be affected by actions taken by competitors, customers, third party providers, employees, regulators, suppliers or others that impact the perception of the brand, such as creditor practices that may be viewed as “predatory,” customer service quality issues, and employee relations issues.  Adverse developments with respect to the Company’s industry may also, by association, impair the Company’s reputation, or result in greater regulatory or legislative scrutiny.

If the Company’s information systems or those of its third party providers experience an interruption or breach in security, the Company’s revenues and operating results and the perception of the Company’s brand could be materially and adversely affected.

The Company relies heavily on communications and information systems to conduct its business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems.  In addition, the Company operates a number of money transfer and related electronic, check and other payment connections that are vulnerable to individuals engaging in fraudulent activities that seek to compromise payments and related financial systems illegally.  While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.  The Company depends on third-party providers for many of its systems and if these providers experience financial, operational or technological difficulties, or if there is any other disruption in the Company’s relationships with them, the Company may be required to locate alternative sources of such services, and the Company cannot assure you that the Company would be able to negotiate terms that are as favorable to the Company, or could obtain services with similar functionality as found in the Company’s existing systems without the need to expend substantial resources, if at all.

The Company continually encounters technological change, and, if the Company is unable to develop and implement efficient and customer friendly technology, the Company could lose business.

The financial services industry is continually undergoing rapid technological change, with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to achieve additional efficiencies in the Company’s operations.  Many of the Company’s competitors have substantially greater resources to invest in technological improvements.  The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The Company’s success depends on its senior management team, and if the Company is not able to retain its senior management team, it could have a material adverse effect on the Company.

The Company is highly dependent upon the continued services and experience of its senior management team, including Alan J. Hyatt, the Company’s Chairman, President and Chief Executive Officer. The Company depends on the services of Mr. Hyatt and the other members of its senior management team to, among other things, continue the development and implementation of its strategies, and maintain and develop its customer relationships.  The Company does not have an employment agreement with members of its senior management, nor does it maintain “key-man” life insurance on its senior management.  If the Company is unable to retain Mr. Hyatt and other members of its senior management team, the Company’s business could be materially and adversely affected.

As of December 31, 2007, Executive Vice President Melvin Meekins permanently retired from the Company.   Presently, there are no plans to replace Mr. Meekins whose duties have largely been assumed by Messrs. Hyatt, Kirkley and Bevivino.  Mr. Meekins, however, remains a Vice-Chairman of the Board of Directors of the Company.  Due to Mr. Meekins extensive knowledge of the Company’s operations, customers and related assets, he has been an important contributor to the Company’s performance in the past. There is no assurance that the reconfigured management team will be able to operate the Company at the same level of consistency and performance as would have been achieved if Mr. Meekins had continued as a member of the senior management team.

If the Company fails to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, the Company may be unable to accurately report its financial results and comply with the reporting requirements under the Securities Exchange Act of 1934.  As a result, current and potential stockholders may lose confidence in the Company’s financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect the Company’s business and could subject the Company to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, the Company is required to include in its Annual Reports on Form 10-K, its management’s report on internal control over financial reporting and its registered public accounting firm’s attestation report on its management’s assessment of the Company’s internal control over financial reporting.  While the Company has reported no “significant deficiencies” or “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2007, attached hereto as Exhibit A, the Company cannot guarantee that it will not have any “significant deficiencies” or “material weaknesses” reported by its independent registered public accounting firm in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If in the future the Company fails to complete this evaluation in a timely manner, or if its independent registered public accounting firm cannot timely attest to the Company’s evaluation, the Company could be subject to regulatory scrutiny and a loss of public confidence in the Company’s internal control over financial reporting.  In addition, any failure to establish an effective system of disclosure controls and procedures could cause the Company’s current and potential stockholders and customers to lose confidence in the Company’s financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect the Company’s business.

Terrorist attacks and threats or actual war may impact all aspects of the Company’s operations, revenues, costs and stock price in unpredictable ways.

Terrorist attacks in the United States and abroad, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions, may impact the Company’s operations.  Any of these events could cause consumer confidence and savings to decrease or could result in increased volatility in the United States and worldwide financial markets and economy.  Any of these occurrences could have an adverse impact on the Company’s operating results, revenues and costs and may result in the volatility of the market price for the Company’s Common Stock and on the future price of the Company’s Common Stock.

There can be no assurance that the Company will continue to pay dividends in the future.

Although the Company expects to continue its policy of regular quarterly dividend payments, this dividend policy will be reviewed periodically in light of future earnings, regulatory restrictions and other considerations.  No assurance can be given, therefore, that cash dividends on the Company’s Common Stock will be paid in the future.

An investment in the Company’s securities is not insured against loss.

Investments in the Company’s Common Sock, are not deposits insured against loss by the Federal Deposit Insurance Company (“FDIC”) or any other entity.  As a result, an investor may lose some or all of his, her or its investment.

“Anti-takeover” provisions will make it more difficult for a third party to acquire control of the Company, even if the change in control would be beneficial to the Company’s equity holders.

The Company’s charter presently contains certain provisions that may be deemed to be “anti-takeover” and “anti-greenmail” in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another corporation or person through a tender offer, merger, proxy contest or similar transaction or series of transactions.  For example, currently, the Company’s charter provides that the Company’s Board of Directors may amend the charter, without stockholder approval, to increase or decrease the aggregate number of shares of stock of the Company or the number of shares of any class that the Company has authority to issue.  In addition, the Company’s charter provides for a classified Board, with each Board member serving a staggered three-year term.  Directors may be removed only for cause and only with the approval of the holders of at least 75 percent of the Company’s Common Stock.  The overall effects of the “anti-takeover” and “anti-greenmail” provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, prevent stockholders from receiving a premium for their securities in a takeover offer, and enhance the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company’s Board of Directors.  These provisions may also have the effect of perpetuating incumbent management.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 30, 2008, at which it (a) re-elected two    individuals to serve additional three-year terms as directors, (b) ratified the appointment of Beard Miller Company LLP as the Company’s independent auditor for the fiscal year ending December 31, 2008 and (c) approved the 2008 Equity Incentive Plan.
The names of the Directors who were re-elected at the Annual Meeting of Shareholders are as follows:

	Votes For	Votes Against	Votes Withheld
Ronald P. Pennington	8,656,174	0	76,592
T. Theodore Schultz	8,658,957	0	73,809

The names of the Directors whose terms of office continued after the Annual Meeting of Shareholders are as follows:

Louis DiPasquale, Jr.
Alan J. Hyatt
Melvin Hyatt
S. Scott Kirkley
Melvin G. Meekins, Jr.
Albert W. Shields
Keith Stock

The shareholders of the Company ratified the appointment of Beard Miller Company LLP as the Company’s independent auditor for the fiscal year ending December 31, 2008 as follows:

	Votes For	Votes Against	Votes Abstain
Appointment of Beard Miller Company LLP as independent auditor	8,716,390	5,486	10,890

The shareholders of the Company approved the 2008 Equity Incentive Plan as follows:

	Votes For	Votes Against	Votes Abstain
Approval of 2008 Equity Incentive Plan	6,511,176	317,464	128,109

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

SEVERN BANCORP, INC.

August 7, 2008	_Alan J. Hyatt___________________________
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2008	_Thomas G. Bevivino______________________
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