Form 10-Q
period 2008-11-06
SEVERN BANCORP INC
filed 2008-11-06
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on November 6, 2008: 10,066,679 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

  i

PART I– FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
          (dollars in thousands, except per share amounts)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$7,083	$6,415
Interest bearing deposits in other banks	350	814
Federal funds sold	11,016	4,037
Cash and cash equivalents	18,449	11,266
Investment securities held to maturity	1,356	2,383
Loans held for sale	-	1,101
Loans receivable, net of allowance for loan losses of $12,155 and $10,781, respectively	885,219	891,913
Premises and equipment, net	30,563	31,289
Federal Home Loan Bank of Atlanta stock at cost	8,694	10,172
Foreclosed real estate	8,506	2,993
Accrued interest receivable and other assets	11,492	11,117

Total assets	$964,279	$962,234

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$689,662	$652,773
Short-term borrowings	-	15,000
Long-term borrowings	153,000	175,000
Subordinated debentures	20,619	20,619
Accrued interest payable and other liabilities	3,095	3,566

Total liabilities	866,376	866,958

Stockholders’ Equity
Common stock, $0.01 par value, 20,000,000 shares authorized;
10,066,679 issued and outstanding	101	101
Additional paid-in capital	46,864	46,768
Retained earnings	50,938	48,407

Total stockholders' equity	97,903	95,276

Total liabilities and stockholders' equity	$964,279	$962,234

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest Income
Loans	$14,910	$17,795	$47,271	$52,990
Securities, taxable	17	52	56	171
Other	121	354	613	1,040
Total interest income	15,048	18,201	47,940	54,201

Interest Expense
Deposits	6,133	7,568	19,800	21,809
Short-term borrowings	25	183	62	407
Long-term borrowings and subordinated debentures	1,766	2,121	5,659	6,061
Total interest expense	7,924	9,872	25,521	28,277

Net interest income	7,124	8,329	22,419	25,924
Provision for loan losses	2,865	750	4,365	1,712
Net interest income after provision for loan losses	4,259	7,579	18,054	24,212

Other Income
Real estate commissions	329	299	707	1,903
Real estate management fees	159	172	506	492
Mortgage banking activities	27	101	316	469
Other	222	101	580	790
Total other income	737	673	2,109	3,654

Non-Interest Expenses
Compensation and related expenses	2,076	2,556	6,829	8,555
Occupancy, net	437	416	1,253	1,273
Other	1,475	1,042	4,726	2,921
Total non-interest expenses	3,988	4,014	12,808	12,749

Income before income tax provision	1,008	4,238	7,355	15,117
Income tax provision	421	1,806	3,012	6,304

Net income	$587	$2,432	$4,343	$8,813

Basic earnings per share	$.06	$.24	$.43	$.88

Diluted earnings per share	$.06	$.24	$.43	$.87

Common stock dividends declared per share	$.06	$.06	$.18	$.18

             The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For The Nine Months Ended September 30,
	2008	2007

Cash Flows from Operating Activities
Net income	$4,343	$8,813
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of deferred loan fees	(1,990)	(2,606)
Net amortization of premiums and discounts	3	3
Provision for loan losses	4,365	1,712
Provision for depreciation	1,011	974
Gain on sale of loans	(225)	(159)
Proceeds from loans sold to others	16,903	18,778
Loans originated for sale	(15,577)	(16,050)
Stock-based compensation expense	96	96
Increase in accrued interest receivable and other assets	(375)	(1,075)
Decrease in accrued interest payable and other liabilities	(471)	(1,538)

Net cash provided by operating activities	8,083	8,948

Cash Flows from Investing Activities

Proceeds from maturing investment securities	1,000	2,000
Principal collected on mortgage backed securities	24	364
Net increase in loans	(6,116)	(38,826)
Net proceeds from sale of foreclosed property	4,922	1,319
Investment in premises and equipment	(285)	(3,668)
Proceeds from disposal of premises and equipment	-	1,784
Redemption (purchase) of Federal Home Loan Bank of Atlanta stock	1,478	(704)
Net cash provided by (used in) investing activities	1,023	(37,731)

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For The Nine Months Ended September 30,
	2008	2007

Cash Flows from Financing Activities

Net increase in deposits	36,889	10,289
Net increase (decrease) in short-term borrowings	(15,000)	7,000
Additional borrowed funds, long-term	30,000	20,000
Repayment of borrowed funds, long-term	(52,000)	(10,000)
Cash dividends and cash paid in lieu of fractional shares	(1,812)	(1,814)
Proceeds from exercise of options	-	13

Net cash provided by (used in) financing activities	(1,923)	25,488

Increase (decrease) in cash and cash equivalents	7,183	(3,295)
Cash and cash equivalents at beginning of year	11,266	18,715

Cash and cash equivalents at end of period	$18,449	$15,420

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest paid	$25,916	$27,989

Income taxes paid	$3,844	$7,064

Transfer of loans to foreclosed real estate	$13,494	$2,860

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008 or any other interim period.  The unaudited consolidated financial statements for the three and nine months ended September 30, 2008 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Note 5 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for each period.  Diluted earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding after consideration of the dilutive effect of the Company’s outstanding stock options.  Potential common shares related to stock options are determined using the treasury stock method.  For the three and nine month periods ended September 30, 2008, all of the

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Company’s outstanding stock options, which totaled 114,950, were not included in the diluted earnings per share calculation because they were antidilutive.  There were 122,815 outstanding stock options not included in the diluted earnings per share calculation for the three and nine month periods ended September 30, 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Common shares – weighted average (basic)	10,066,679	10,066,679	10,066,679	10,066,150
Common share equivalents – weighted average	-	-	-	9,489
Common shares – diluted	10,066,679	10,066,679	10,066,679	10,075,639

Note 6 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally all letters of credit, when issued, have expiration dates within one year.  The credit risks involved in issuing letters of credit are similar to those that are involved in extending loan facilities to customers.  The Company generally holds collateral supporting these commitments.  The Company had $11,623,000 of standby letters of credit outstanding as of September 30, 2008.  Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of September 30, 2008 and December 31, 2007 for guarantees under standby letters of credit issued was not material.

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

The following table presents the Bank’s capital position:

	Actual	Actual	To Be Well Capitalized Under
	at September 30, 2008	at December 31, 2007	Prompt Corrective Provisions
Tangible (1)	11.5%	11.3%	N/A
Tier I Capital (2)	14.2%	13.7%	6.0%
Core (1)	11.5%	11.3%	5.0%
Total Capital (2)	15.2%	14.9%	10.0%

       (1) To adjusted total assets
                   (2) To risk-weighted assets.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 8 - Stock-Based Compensation

On April 30, 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan, referred to as the “2008 Plan” for directors, officers, and other key employees of the Company.  The 2008 Plan replaces the Company’s Stock Option and Incentive Plan, referred to as the “1998 Plan” which expired in 2007.  Under the terms of the 2008 Plan, the Company may grant awards including stock options, stock appreciation rights, stock awards and other awards based on the Company’s common stock.  The maximum number of shares of common stock with respect to which awards may be awarded under the plan can not exceed 500,000, increased from time to time by a number of shares equal to the number of shares of common stock that are issuable pursuant to option grants outstanding under the 1998 Plan as of April 30, 2008 (“Existing Options”) that subsequently expire, terminate or are cancelled.  As of September 30, 2008, 121,000 shares of Common Stock, which includes 6,050 shares that were forfeited, were subject to Existing Options under the 1998 Plan.  Awards under the 2008 Plan are granted under terms and conditions determined by the Compensation Committee of the Board of Directors.

Stock options granted under the 1998 Plan or the 2008 Plan generally have a term of five years with a maximum term of ten years, and are granted with an exercise price at least equal to the fair market value of the common stock on the date the options are granted.  Generally, options granted to directors of the Company vest immediately, and options granted to officers and employees vest over a five-year period, although the Compensation Committee has the authority to provide for different vesting schedules.

Stock-based compensation expense for the three and nine months ended September 30, 2008 and September 30, 2007 totaled $32,000 and $96,000, respectively.  There were 0 and 825 options exercised during the three and nine months ended September 30, 2008 and September 30, 2007, respectively.  No options were granted during the three and nine months ended September 30, 2008 and 2007.

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

The following table summarizes the valuation of assets and liabilities measured at fair value on a recurring basis, by the above SFAS No. 157 pricing observability as of September 30, 2008 (dollars in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3

Loans accounted for under SFAS 114	$31,311	-	-	$31,311
Foreclosed real estate	8,506	-	-	8,506

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

Foreclosed real estate – fair value of real estate acquired through foreclosure was based on independent third party appraisals of the properties.  These values were determined based on the sales prices of similar properties in the proximate vicinity.

During the period there were no assets or liabilities that were required to be re-measured on a nonrecurring basis.

The following table summarizes the roll forward of level 3 assets for the nine months ended September 30, 2008 (dollars in thousands):

	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2007	$6,599	$2,993
Transfer to foreclosed real estate	(7,653)	10,695
Additions	40,292	92
Additional reserves	(4,758)	(611)
Paid off/sold	(3,169)	(4,663)
Balance at September 30, 2008	$31,311	$8,506

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

            The above $4,758,000 in additional reserves recorded against impaired loans was included in the provision for loan losses on the statement of income for the nine months ended September 30, 2008.  The $611,000 of additional reserves recorded against foreclosed real estate was included in other non-interest expenses on the statement of income for the nine months ended September 30, 2008.  Included in the $10,695,000 of loans transferred to foreclosed real estate were 8 loans totaling $3,042,000 that were not considered impaired per SFAS No. 114.

Note 10 - Recent Accounting Pronouncements

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

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to the Company’s September 30, 2008 financial statements.  The application of the provisions of FSB 157-3 did not have any effect on the Company’s results of operations or financial condition as of and for the periods ended September 30, 2008.

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

Bank Strategy

The Bank has expanded its customer focus and product offerings while narrowing its focus in real estate related mortgage lending to maintaining and developing relationships with existing customers.  It is also strengthening its brand positioning and selectively seeking opportunities to expand its branch network.  Each of these is discussed in turn:

•
Expand customer focus and product offerings.  The Bank is expanding beyond a core savings and real estate related mortgage lending focus to provide a full array of consumer and commercial banking products and services such as asset-based lending, cash management, and demand deposit services.  For instance, the Bank has expanded its commercial lending activities to include asset-based financing for small and medium-sized businesses where collateral for such loans may include borrower assets such as accounts receivable, inventory, machinery, equipment, and other forms of security as well as real estate. As of September 30, 2008, $6.8 million, or 0.8%, of the Bank’s loan portfolio consisted of commercial loans for business purposes. The Bank has also begun penetrating the commercial deposit-taking market including efforts to provide cash management services and related commercial deposit products to small and medium-sized businesses in its target geographic market.

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

Forward Looking Statements

In addition to the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements contained herein include, but are not limited to, those with respect to the Bank’s strategy; management’s determination of the amount of the loan loss allowance; the effect of changes in interest rates; and changes in deposit insurance premiums.  The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  The Company’s operations and actual results could differ significantly from those discussed in the forward-looking statements.  Some of the factors that could cause or contribute to such differences include, but are not limited to, the success of the Bank’s strategy; changes in the economy and interest rates both in the nation and Company’s general market area; federal and state regulation; and competition and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including “Item 1A. Risk Factors” contained in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

The Company continues to experience challenges similarly faced by many financial institutions resulting from the slowdown in the real estate markets, including increased loan delinquencies and a decrease in the demand for certain loan products including construction, development, and land acquisition loans. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses and other factors, have adversely affected our borrowers. This economic deterioration has caused loan delinquencies and impaired loans to increase. In addition, strong competition for new loans and deposits has caused the interest rate spread between the Company’s cost of funds and what it earns on loans to decrease from 2007 levels.  This was primarily due to an increase in non-accrual loans, and to decreases in interest rates earned on loans outpacing the decreases in interest paid on deposits and other borrowings.  The Company’s loan portfolio has decreased $6,694,000, or 0.8%, to $885,219,000 at September 30, 2008, compared to $891,913,000 at December 31, 2007.

The Company has experienced an increase in delinquent loans and has increased its provision for loan losses from 2007 levels accordingly.  The Company believes that the allowance for loan losses is adequate at September 30, 2008.

During the quarter ended June 30, 2008, the Company was the victim of an external fraud scheme involving falsified line of credit advance requests that totaled approximately $2.26 million. Of that amount, $260 thousand was not covered under the Company’s insurance policy, was written-off during the quarter ended June 30, 2008 and was included in non-interest expenses. The remaining $2.0 million was recorded as a receivable at June 30, 2008, and was received from the Company’s insurance provider during the quarter ended September 30, 2008.

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

Results of Operations

Net income decreased by $1,845,000, or 75.9%, to $587,000 for the third quarter of 2008, compared to $2,432,000 for the third quarter of 2007.  Basic and diluted earnings per share decreased by $.18, or 75.0%, to $.06 for the third quarter of 2008, compared to $.24 for the third quarter of 2007.  Net income for the nine months ended September 30, 2008 decreased by $4,470,000, or 50.7%, to $4,343,000, compared to $8,813,000 for the same period in 2007.  The decrease in net income and basic and diluted earnings per share over last year was a result of the Company’s lower interest rate spread, lower real estate commissions, and a higher provision for loan losses.  The interest rate spread is the difference between the Company’s cost of funds and yield on earning assets.  The Company’s interest rate spread decreased by .67%, to 2.95% for the nine months ended September 30, 2008, compared to 3.62% for the same period in 2007.

Net interest income, which is interest earned net of interest expense, decreased by $1,205,000, or 14.5%, to $7,124,000 for the third quarter of 2008, compared to $8,329,000 for the third quarter of 2007.  Net interest income for the nine months ended September 30, 2008 decreased by $3,505,000, or 13.5%, to $22,419,000, compared to $25,924,000 for the same period in 2007. The primary reason for the decrease in net interest income was an increase in non-accrual loans, and because the interest rates earned on the Company’s loan portfolio have decreased faster than the decrease in interest rates paid on the Company’s interest bearing liabilities.  Net yield on interest earning assets for the nine months ended September 30, 2008 was 3.27%, compared to 3.96% for the same period in 2007.

The provision for loan losses increased by $2,115,000, or 282.0%, to $2,865,000 for the third quarter of 2008, compared to $750,000 for the third quarter of 2007.  The provision for loan losses for the nine months ended September 30, 2008 increased by $2,653,000, or 155.0%, to $4,365,000, compared to $1,712,000 for the same period in 2007.  The provision for loan losses and allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio.  Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors.  While management believes the current allowance for loan losses is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.  For additional discussion, see “Asset Quality” below.

Total other income increased by $64,000, or 9.5%, to $737,000 for the third quarter of 2008, compared to $673,000 for the third quarter of 2007. The primary reason for the increase in other income was an increase in fees and service charges. Total other income for the nine months ended September 30, 2008 decreased $1,545,000, or 42.3%, to $2,109,000 compared to $3,654,000 for the same period in 2007.  The primary reasons for the decrease during the first nine months of 2008, compared to the first nine months of 2007 was a decrease in real estate commissions earned during the first quarter of 2008 compared to the first quarter of 2007 and the gain realized on property sold by Hyatt Commercial in the first quarter of  2007. Real estate commissions increased $30,000, or 10.0%, to $329,000 for the third quarter of 2008, compared to $299,000 for the third quarter of 2007. Total real estate commissions for the nine months ended September 30, 2008 decreased $1,196,000, or 62.8%, to $707,000, compared to $1,903,000 for the same period in 2007.  This decrease was primarily the result of higher commissions earned in 2007 on the sale of two large commercial properties.  Mortgage banking activities decreased $74,000, or 73.3%, to $27,000 for the third quarter of 2008 compared to $101,000 for the third quarter of 2007.  Mortgage banking activities decreased $153,000, or 32.6%, to $316,000 for the nine months ended September 30, 2008 compared to $469,000 for the same period in 2007. The primary reason for this decline was the decision to close Homeowners’ Title in August 2008, which resulted in fewer fees earned by the Company.  Other income for the nine months ended September 30, 2008 decreased $210,000, or 26.6%, to $580,000 compared to $790,000 for the same period in 2007.  This decrease was primarily the result of a $322,000 gain recognized on the sale of property owned by Hyatt Commercial in 2007.

Total non-interest expenses decreased by $26,000, or 0.6%, to $3,988,000 for the third quarter of 2008, compared to $4,014,000 for the third quarter of 2007. Total non-interest expenses for the nine months ended September 30, 2008 increased $59,000, or 0.5%, to $12,808,000, compared to $12,749,000 for the same period in 2007.  Compensation and related expenses decreased by $480,000, or 18.8%, to $2,076,000 for the third quarter of 2008, compared to $2,556,000 for the same period in 2007. Total compensation and related expenses for the nine months ended September 30, 2008 decreased $1,726,000, or 20.2%, to $6,829,000, compared to $8,555,000 for the same period in 2007.  This decrease was primarily because of lower salaries paid in 2008 due to staff vacancies not being refilled until needed, and lower commissions paid by Hyatt Commercial to commercial real estate agents.  Net occupancy costs increased by $21,000, or 5.0%, to $437,000 for the third quarter of 2008, compared to $416,000 for the third quarter of 2007.  Total net occupancy for the nine months ended September 30, 2008 decreased $20,000, or 1.6%, to $1,253,000, compared to $1,273,000 for the same period in 2007.  This decrease was the result of costs and depreciation incurred on the Company’s new headquarters partially offset by a full nine month’s rental income in 2008 compared to a partial nine month’s rental income in 2007 on space leased out in the Company’s headquarters.  Other non-interest expenses increased $433,000, or 41.6%, to $1,475,000 for the third quarter of 2008, compared to $1,042,000 for the third quarter of 2007.   Other non-interest expense for the nine months ended September 30, 2008 increased by $1,805,000, or 61.8%, to $4,726,000, compared to $2,921,000 for the same period in 2007.  This increase was primarily due to a charge off taken in June 2008 for losses incurred relating to a fraudulent wire scheme, additional legal fees and costs relating to loan delinquencies, and increased deposit insurance premiums.

Income Taxes

The income tax provision decreased by $1,385,000, or 76.7%, to $421,000 for the third quarter of 2008, compared to $1,806,000 for the third quarter of 2007. The income tax provision for the nine months ended September 30, 2008 decreased by $3,292,000, or 52.2%, to $3,012,000, compared to $6,304,000 for the same period in 2007.  Both decreases are consistent with the decrease in pretax income. The effective tax rate for the nine months ended September 30, 2008 was 41.0% compared to 41.7% for the same period in 2007.

Analysis of Financial Condition

Total assets increased $2,045,000, or 0.2%, to $964,279,000 at September 30, 2008, compared to $962,234,000 at December 31, 2007.  Cash and cash equivalents increased by $7,183,000, or 63.8%, to $18,449,000 at September 30, 2008, compared to $11,266,000 at December 31, 2007.  This increase was primarily due to increased cash and due from banks and federal funds sold. The loan portfolio decreased during 2008, as net loans receivable decreased $6,694,000, or 0.8%, to $885,219,000 at September 30, 2008, compared to $891,913,000 at December 31, 2007.  This decrease was the result of the continued general slowdown in loan demand during the third quarter of 2008.  Loans held for sale decreased $1,101,000, or 100.0%, to $0 at September 30, 2008, compared to $1,101,000 at December 31, 2007.  This decrease was primarily due to the timing of loans pending sale as of September 30, 2008.  Total deposits increased $36,889,000, or 5.7%, to $689,662,000 at September 30, 2008 compared to $652,773,000 at December 31, 2007.  This increase was primarily attributable to an ongoing campaign by the Company to attract money market deposit accounts and promotions to obtain shorter-term certificates of deposit.  FHLB Atlanta borrowings decreased $37,000,000, or 19.5%, to $153,000,000 at September 30, 2008, compared to $190,000,000 as of December 31, 2007. This was a result of paying off short term and long term FHLB Atlanta advances with deposit growth.

Stockholders’ Equity

Total stockholders’ equity increased $2,627,000, or 2.8%, to $97,903,000 at September 30, 2008 compared to $95,276,000 as of December 31, 2007.  This increase was primarily a result of net earnings, partially offset by dividends declared.

Asset Quality

Non-performing assets consist of non-accrual loans, restructured loans, and other real estate owned (foreclosed properties).  Loans are placed in non-accrual status, when in the opinion of management, the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities (those loans 90 or more days in arrears).  No interest is taken into income on non-accrual loans.   A loan remains on non-accrual status until the loan is current as to both principal and interest.

Foreclosed real estate includes properties that have been repossessed or acquired in complete or partial satisfaction of debt.  Such properties, which are held for resale, are carried at the lower of cost or fair value, including a reduction for the estimated selling expenses.

The following table presents the Company’s non-performing assets as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30, 2008	Number of loans	December 31, 2007	Number of loans

Loans accounted for on a non-accrual basis:
Mortgage loans:
Residential - consumer	$19,628	54	$3,975	11
Residential - builder	23,258	40	3,389	6
Commercial	882	5	336	2
Non-mortgage loans:
Consumer	1	2	-
Commercial loans	-		-
Total non-accrual loans	$43,769	101	$7,700	19
Accruing loans greater than 90 days past due	$-		$-
Foreclosed real-estate	$8,506		$2,993
Total non-performing assets	$52,275		$10,693
Total non-accrual loans to net loans	4.9%		0.9%
Allowance for loan losses	$12,155		$10,781
Allowance to total loans	1.4%		1.2%
Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	27.8%		140.0%
Total non-accrual and accruing loans greater than
90 days past due to total assets	4.5%		0.8%
Total non-performing assets to total assets	5.4%		1.1%

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

The following table summarizes the change in impaired loans for the nine months ended September 30, 2008 (dollars in thousands):

Impaired loans at December 31, 2007	$17,960
Added to impaired loans	60,974
Gross loans transferred to foreclosed real estate	(13,494)
Paid off prior to foreclosure	(8,139)
Impaired loans at September 30, 2008	$57,301

Included in the above impaired loans amount at September 30, 2008 is $13,532,000 of loans that are not in non-accrual status. In addition, there was a total of $52,862,000 of residential real estate loans included in impaired loans at September 30, 2008, of which $28,802,000 were to consumers and $24,060,000 to builders. Impaired loans are individually reviewed by management to determine their estimated fair market value, and a specific reserve is established, if necessary, for the difference between the original carrying value of any loan and its estimated fair market value.

As of September 30, 2008, the Company had foreclosed real estate consisting of 23 residential properties with a carrying value of $8,506,000.  During the nine month period ended September 30, 2008, the Company sold a total of 11 properties previously included in foreclosed real estate.  The properties had a combined net book value of $4,663,000 after total write-downs of $108,000, and were sold at a combined net gain of $259,000.  In addition, the Company incurred $84,000 in expenses related to the sale of the properties.  The following table summarizes the changes in foreclosed real estate for the nine months ended September 30, 2008, (dollars in thousands):

Foreclosed real estate at December 31, 2007	$2,993
Transferred from impaired loans, net of specific reserves of $2,799	10,695
Property improvements	92
Property sold	(4,663)
Additional write downs	(611)
Foreclosed real estate at September 30, 2008	$8,506

Liquidity

The Company’s liquidity is determined by its ability to raise funds through several sources including borrowed funds, capital, deposits, loan repayments, maturing investments, and the sale of loans.  Based on the internal and external sources available, the Company’s liquidity position exceeded anticipated short-term and long-term needs as of September 30, 2008.  Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In assessing its liquidity, the management of the Company considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that the Company may take advantage of business opportunities.

Management believes it has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $464,857,000 at September 30, 2008.  Based on past experience, management believes that a significant portion of such deposits will remain with the Company. At September 30, 2008, the Company had commitments to originate loans of $36,527,000, unused lines of credit of $34,409,000, and commitments under standby letters of credit of $11,623,000.  The Company has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise.  As of September 30, 2008, outstanding FHLB Atlanta borrowings totaled $153,000,000, and the Company had available to it an additional $132,470,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities decreased $864,000 to $8,084,000 for the nine months ended September 30, 2008, compared to $8,948,000 for the same period in 2007. This decrease was primarily the result of lower net income and lower proceeds from loans sold to others in 2008.  Net cash provided by investing activities increased $38,753,000 to $1,022,000 for the nine months ended September 30, 2008, compared to net cash used of $37,731,000 for the same period in 2007.  This increase was primarily due to less cash used to fund loan growth and higher proceeds from the sale of foreclosed property during the nine months ended September 30, 2008, compared to the same period in 2007. Net cash from financing activities decreased by $27,411,000 to cash used of $1,923,000 for the nine months ended September 30, 2008, compared to cash provided of $25,488,000 for the same period in 2007. This decrease was primarily due to increased repayments of borrowings from FHLB Atlanta partially offset by deposit growth.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of thirty percent (30%) of its total assets, with the FHLB Atlanta.  As of September 30, 2008, the total available line of credit with the FHLB Atlanta was approximately $288 million, of which $153 million was outstanding.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.  The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of September 30, 2008 (dollars in thousands):

Principal Amount	Rate	Maturity
$ -	-	2008
28,000	2.940% to 4.996%	2009
10,000	5.00%	2010
-	-	2011
-	-	2012
115,000	2.364% to 4.340%	Thereafter
$ 153,000

Junior Subordinated Debt Securities Due 2035

As of September 30, 2008, the Company had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association, as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (2.7654% at September 30, 2008) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture.  The 2035 Debentures are first redeemable, in whole or in part, by the Company on January 7, 2010.

The 2035 Debentures were issued and sold to Severn Capital Trust I (the “Trust”), of which 100% of the common equity is owned by the Company.  The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures.  The 2035 Debentures held by the Trust are the sole assets of the Trust.  Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures.  The Company has entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee.

Private Placement Offering

As previously reported, the Company is in the process of raising additional capital through a private offering of units, consisting of shares of Series A 8.0% Non-Cumulative Convertible Preferred Stock ("Series A Preferred Stock") of the Company and a redeemable 8% Subordinated Note of the Company in the original principal amount of $50,000, to raise gross proceeds of between $10.0 million and $25.0 million.  The Company intends to use the net proceeds from the sale of the units for general corporate purposes, including one or more of the following:

•	contribution to the Bank (including investment in equity or subordinated indebtedness of the Bank) to fund its operations or provide additional capital for regulatory purposes,

•	possible repayment of indebtedness of the Bank or the Company, and

•	other general corporate purposes.

The units are being sold only to “accredited investors” as defined in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to exemptions from registration requirements contained in the Securities Act, including Regulation D and the securities laws of certain states.

The Company has extended the offering through November 15, 2008, and reserves the right to modify, postpone or cancel the offering described above in its sole and absolute discretion.

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

Average Balance Sheet

The following table presents the Company’s distribution of the average consolidated balance sheets and net interest analysis for the nine months ended September 30, 2008 and September 30, 2007:

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Average Balance	Interest	Rate Annualized	Average Balance	Interest	Rate Annualized
	(dollars in thousands)
ASSETS
Loans (1)	$891,045	$47,271	7.07%	$847,303	$52,990	8.34%
Investment securities(2)	1,368	56	5.46%	5,774	171	3.95%
Other interest-earning assets (3)	20,682	613	3.95%	19,859	1,040	6.98%

Total interest-earning assets	913,095	47,940	7.00%	872,936	54,201	8.28%

Non-interest earning assets	49,567			52,268

Total assets	$962,662			$925,204

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$119,170	1,495	1.67%	$134,039	2,420	2.41%
Certificates of deposit	550,233	18,305	4.44%	506,884	19,389	5.07%
Short-term borrowings	2,222	62	3.72%	11,111	407	4.88%
Long-term borrowings	168,444	5,659	4.48%	153,889	6,061	5.25%

Total interest-bearing liabilities	840,069	25,521	4.05%	808,923	28,277	4.66%

Non-interest bearing liabilities	25,077			25,403

Stockholders' equity	97,516			90,878

Total liabilities and stockholders’ equity	$962,662			$925,204

Net interest income and interest rate spread		$22,419	2.95%		$25,924	3.62%

Net interest margin			3.27%			3.96%

Average interest-earning assets to average interest-bearing liabilities			108.69%			107.91%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	The Company does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.  No amount has been recognized in the statement of financial condition at September 30, 2008 as a liability for credit loss.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows (dollars in thousands):

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	September 30, 2008
Standby letters of credit	$11,623
Home equity lines of credit	$22,260
Unadvanced construction commitments	$58,306
Loan commitments	$14,268
Lines of credit	$34,409
Loans sold with limited repurchase
provisions	$2,678

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 10 to the Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2007, as reported in the Company’s Form 10-K filed with the SEC on March 12, 2008.

Item 4.   Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 as well as the risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, because if any of the risks actually occur, the Company’s business, financial condition or results of operations could be materially and adversely affected.  The Risk factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 have not materially changed.  The risks described in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operation.  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  The Company’s actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by the Company described in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

SEVERN BANCORP, INC.

November 6, 2008	_Alan J. Hyatt___________________________
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2008	_Thomas G. Bevivino______________________
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