Form 10-K
SEVERN BANCORP INC
filed 2009-03-11
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

Large accelerated filer   ☐                                                            Accelerated filer ☐                                                           Non-accelerated filer ☐
                                                                                             Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).  Yes ☐  No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2008 was $31,634,558 ($6.50 per share based on shares of common stock outstanding at June 30, 2008).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 1, 2009, there were issued and outstanding 10,066,679 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portion’s of the registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year-ended December 31, 2008, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

Table of Contents

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Severn Bancorp, Inc. (“Bancorp”) may from time to time make written or oral “forward-looking statements”, (as defined in the Securities Exchange Act of 1934, as amended, and the regulations there under) including statements contained in Bancorp’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by Bancorp, pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include, but are not limited to:

•	Statements contained in “Item 1A. Risk Factors;”

•	Statements concerning liquidity and business plans;

•	Statements concerning allowance for loan losses, liquidity, capital adequacy requirements, unrealized losses, guarantees, the Bank being well-capitalized, and impact of accounting pronouncements;

•	Competitive strengths; and

•	Statements as to trends or Bancorp’s or management’s beliefs, expectations and opinions.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  Any forward-looking statements are not guarantees of Bancorp’s future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under “Item 1A. Risk Factors” and the following:

•	Changes in general economic and political conditions and by governmental monetary and fiscal policies;

•	Changes in the economic conditions of the geographic areas in which Bancorp conducts business;

•	Changes in interest rates;

•	A downturn in the real estate markets in which Bancorp conducts business;

•	Environmental liabilities with respect to properties Bancorp has title;

•	Changes in federal and state regulation;

•	Bancorp’s ability to estimate loan losses;

•	Competition;

•	Breaches in security or interruptions in Bancorp’s information systems;

•	Bancorp’s ability to timely develop and implement technology;

•	Bancorp’s ability to retain its management team;

•	Bancorp’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; and

•	Terrorist attacks and threats or actual war.

ii

    Bancorp can give no assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on Bancorp’s results of operations and financial condition.  Bancorp disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise.

  iii

PART I

Item 1.  Business

General

Bancorp is a savings and loan holding company chartered as a corporation in the state of Maryland in 1990.  It conducts business through three subsidiaries:  Severn Savings Bank, FSB (“Bank”), its principal subsidiary; Louis Hyatt, Inc. (“Hyatt Commercial”), which is doing business as Hyatt Commercial, a commercial real estate brokerage and property management company; and SBI Mortgage Company (“SBI”), which holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation (“Crownsville”), which is doing business as Annapolis Equity Group, which acquires real estate for syndication and investment purposes.

On December 17, 2004, Bancorp acquired all the common stock of newly formed Severn Capital Trust I, a Delaware business trust.  Severn Capital Trust I issued $20,000,000 of trust preferred securities in a private placement pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended.  Bancorp irrevocably and unconditionally guaranteed the trust preferred securities.  The proceeds of the trust preferred securities were used to purchase Bancorp’s Junior Subordinated Debt Securities due 2035 (the “2035 Debentures”).

On November 15, 2008, Bancorp sold a total of 70 units, at an offering price of $100,000 per unit, for gross proceeds of $7.0 million pursuant in a private placement exempt from registration under the Securities Act of 1933.    Each unit consisted of 6,250 shares of Bancorp's Series A 8.0% Non-Cumulative Convertible Preferred Stock ("Series A Preferred Stock") and Bancorp's Subordinated Notes in the original principal amount of $50,000 ("Subordinated Notes").  In the private placement, Bancorp issued a total of 437,500 shares of its Series A Preferred Stock and $3.5 million aggregate principal amount of its Subordinated Notes.

The recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes the U.S. Department of the Treasury (“Treasury Department”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in the Troubled Asset Relief Program (”TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions.  The Company made application to the Treasury Department to participate in this program.  On November 21, 2008 Bancorp entered into a Letter Agreement (the “Purchase Agreement”) with the Treasury Department, pursuant to which Bancorp issued and sold (i) 23,393 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share and liquidation preference $1,000 per share, (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 556,976 shares of Bancorp’s common stock at $6.30 per (the “Common Stock”), for an aggregate purchase price of $ 23,393,000 in cash.  Closing of the sale occurred on November 21, 2008.

The Bank has four branches in Anne Arundel County, Maryland, which offer a full range of deposit products, and originate mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Virginia.

As of December 31, 2008, Bancorp had total assets of $987,651,000, total deposits of $683,866,000, and total stockholders’ equity of $123,667,000. Net income of Bancorp for the year ended December 31, 2008 was $4,113,000.  For more information, see “Item 6. Selected Financial Data.”

Bancorp’s internet address is www.severnbank.com.  Bancorp makes available free of charge on www.severnbank.com its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC.  Requests should be directed to:

Thomas G. Bevivino
Executive Vice President
Severn Bancorp, Inc.
200 Westgate Circle, Suite 200
Annapolis, Maryland 21401

The information on the website listed above, is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document.  This website is and is only intended to be an inactive textual reference.

Business of the Bank

The Bank was organized in 1946 in Baltimore, Maryland as Pompei Permanent Building and Loan Association.  It relocated to Annapolis, Maryland in 1980 and its name was changed to Severn Savings Association.  Subsequently, the Bank obtained a federal charter and changed its name to Severn Savings Bank, FSB.  The Bank operates four full-service branch offices, and one administrative office.  The Bank operates as a federally chartered savings bank whose principal business is attracting deposits from the general public and investing those funds in mortgage and commercial loans.   The Bank also uses advances, or loans, from the Federal Home Loan Bank of Atlanta, (“FHLB-Atlanta”) to fund its mortgage activities.  The Bank provides a wide range of retail and mortgage banking services. Deposit services include checking, savings, money market, time deposit and individual retirement accounts. Loan services include various types of real estate, consumer, and commercial lending. The Bank also provides safe deposit boxes, ATMs, debit cards, and internet and telephone banking.

The Bank’s revenues are derived principally from interest earned on mortgage, commercial and other loans, and fees charged in connection with the loans and banking services.  The Bank’s primary sources of funds are deposits, advances from the FHLB-Atlanta, principal amortization, prepayment of its loans and, in 2008, private placements of its securities.  The principal executive offices of the Bank are maintained at 200 Westgate Circle, Suite 200, Annapolis Maryland, 21401.  Its telephone number is 410-260-2000 and its e-mail address is mailman@severnbank.com.

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

The operations of thrift institutions, including those of the Bank, are significantly affected by general economic conditions and by related monetary and fiscal policies of the federal government and regulations and policies of financial institution regulatory authorities, including the Board of Governors of the Federal Reserve System (the “FRB”) and the Office of Thrift Supervision (“OTS”).  Lending activities are influenced by a number of factors including the demand for housing, conditions in the construction industry, and availability of funds.  Sources of funds for lending activities include savings deposits, loan principal payments, proceeds from sales of loans, borrowings from the FHLB-Atlanta and other sources.  Savings flows at thrift institutions such as the Bank are influenced by a number of factors including interest rates on competing investments and levels of personal income.

Earnings

The Bank’s earnings depend primarily on the difference between income from interest-earning assets such as loans and investments, and interest paid on interest-bearing liabilities such as deposits and borrowings.  The Bank typically engages in long-term mortgage lending at fixed rates of interest, generally for periods of up to 30 years, while accepting deposits for considerably shorter periods.  However, many of the Bank’s long-term fixed-rate loans are sold in the secondary market, typically resulting in gains on the sale of such loans by the Bank.

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

Competition

The Annapolis, Maryland area has a high density of financial institutions, many of which are significantly larger and have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees.  The Bank’s competition for loans comes primarily from savings and loan associations, savings banks, mortgage banking companies, insurance companies, and commercial banks.  Many of the Bank’s competitors have higher legal lending limits than the Bank.  The Bank’s most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks, and credit unions.  The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds.  The Bank also faces increased competition for deposits from other financial institutions such as brokerage firms, insurance companies and mutual funds.  The Bank is a community-oriented financial institution serving its market area with a wide selection of mortgage loans.  Management considers the Bank’s reputation for financial strength and customer service as its major competitive advantage in attracting and retaining customers in its market area.  The Bank also believes it benefits from its community orientation.

Net Interest Income

Net interest income increases during periods when the spread between Bancorp’s weighted average rate at which new loans are originated and the weighted average cost of interest-bearing liabilities widens.  Market factors such as interest rates, competition, consumer preferences, the supply of and demand for housing, and the availability of funds affect the Bank’s ability to originate loans.

Bancorp has supplemented its interest income through purchases of investments when appropriate.  This activity is intended to generate positive interest rate spreads on large principal balances with minimal administrative expense.

Interest Rate and Volume of Interest-Related Assets and Liabilities

Both changes in rate and changes in the composition of Bancorp’s interest-earning assets and interest-bearing liabilities can have a significant effect on net interest income.

For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Bancorp’s interest income and expense during the fiscal years ended December 31, 2008 and 2007, refer to Item 6, “Selected Financial Data - Rate Volume Table”.

Market Area

The Bank’s market area is primarily Anne Arundel County, Maryland and nearby areas, due to its four branch locations, all located in Anne Arundel County.

The Bank has traditionally focused its lending activities on first mortgage loans secured by real estate for the purpose of purchasing, refinancing, developing and constructing one-to-four family residences and commercial properties in and near Anne Arundel County, Maryland. Beginning in 2008, the Bank has expanded its relationship banking by offering a full line of products and services necessary for businesses to succeed.  The Bank does originate mortgage loans throughout the states of Maryland, Virginia and Delaware.  The Bank participates in the secondary market and sold approximately 26% of the fixed-rate long-term mortgages that it originated in 2008.

Loan Portfolio Composition

The following table sets forth the composition of Bancorp’s loan portfolios by type of loan at the dates indicated.  The table includes a reconciliation of total net loans receivable, including loans held for sale, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowances for losses on loans as of December 31:

	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Residential mortgage	$355,909	36.55%	$320,303	32.45%	$249,448	26.15%	$219,988	23.71%	$215,767	27.30%
Construction, land acquisition and
development	242,359	24.89%	297,823	30.18%	339,122	35.55%	390,376	42.07%	343,101	43.42%
Land	82,642	8.49%	93,717	9.50%	90,747	9.51%	77,319	8.33%	33,419	4.23%
Lines of credit	34,872	3.58%	29,713	3.01%	40,733	4.27%	35,491	3.82%	29,096	3.68%
Commercial real estate	214,209	22.00%	205,755	20.85%	193,299	20.26%	163,449	17.61%	127,768	16.17%
Commercial non-real estate	3,084	0.32%	3,416	0.34%	3,348	0.35%	3,412	0.37%	3,859	0.49%
Home equity	39,040	4.01%	32,748	3.32%	32,758	3.44%	32,974	3.55%	28,101	3.56%
Consumer	1,083	0.11%	2,355	0.24%	1,537	0.16%	1,768	0.19%	2,489	0.31%
Loans held for sale	453	0.05%	1,101	0.11%	2,970	0.31%	3,216	0.35%	6,654	0.84%

Total gross loans	973,651	100.00%	986,931	100.00%	953,962	100.00%	927,993	100.00%	790,254	100.00%

Deferred loan origination fees and costs, net	(4,439)		(4,898)		(4,712)		(4,916)		(4,157)

Loans in process	(57,940)		(78,238)		(104,747)		(136,239)		(123,195)

Allowance for loan losses	(14,813)		(10,781)		(9,026)		(7,505)		(5,935)

Total loans net	$896,459		$893,014		$835,477		$779,333		$656,967

Lending Activities

General

The Bank originates mortgage loans of all types, including residential, residential-construction, commercial-construction, commercial, land and residential lot loans.  To a lesser extent, the Bank also originates non-mortgage loans, which include consumer, business and commercial loans.  These loans constitute a small part of the Bank’s portfolio.

The Bank originated and funded $177,714,000 and $251,681,000 of mortgage loans for the years ended December 31, 2008 and 2007, respectively.

Loan Origination Procedures

The following table contains information on the activity of the Bank’s loans held for sale and its loans held for investment in its portfolio:

	For the Years ended December 31,
	2008	2007	2006
	(dollars in thousands)
Held for Sale:
Beginning balance	$1,101	$2,970	$3,216
Originations	13,145	18,320	31,322
Net sales	(13,793)	(20,189)	(31,568)

Ending balance	$453	$1,101	$2,970

Held for investment:
Beginning balance	$985,830	$950,992	$924,777
Originations and purchases	210,984	239,336	260,715
Repayments/payoffs	(223,616)	(204,498)	(234,500)

Ending balance	$973,198	$985,830	$950,992

The Bank originates residential mortgage loans that are to be held in the Bank’s loan portfolio as well as loans that are intended for sale in the secondary market.  Loans sold in the secondary market are primarily sold to investors with which the Bank maintains a correspondent relationship.  These loans are made in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market, and are approved either by the Bank’s underwriter or the correspondent’s underwriter.  Loans considered for the Bank’s portfolio are approved by the Bank’s loan committee.  Meetings of the loan committee are open to attendance by any member of the Bank’s Board of Directors who wishes to attend.  The loan committee reports to and consults with the Board of Directors in interpreting and applying the Bank’s lending policy.  Single loans greater than $2,000,000, or loans to one borrower aggregating more than $4,000,000, up to $19,934,000 (the maximum amount of a loan to one borrower as of December 31, 2008), must also have Board of Directors’ approval.

Loans that are sold are typically long-term (15 or more years) loans with fixed interest rates eligible for resale in the secondary market.  Loans retained for Bancorp’s portfolio typically include construction loans, commercial loans and loans that periodically reprice or mature prior to the end of an amortized term.  Loans are generally sold with servicing released.  However, as of December 31, 2008, the Bank was servicing $501,000 in loans for Federal Home Loan Mortgage Corporation (“FHLMC”) and $77,116,000 in loans for other investors.

The following table contains information, as of December 31, 2008, on the percentage of fixed-rate single-family loans serviced for others by the Bank, by interest rate category.

Interest rate range	Percentage of Portfolio
Less than 5.00%	59.2%
5.01 – 6.00%	0.0%
6.01 – 7.00%	19.4%
7.01 – 8.00%	18.5%
Over 8.00%	2.9%
100.0%

The Bank’s mortgage loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  The authority of the loan committee to approve loans is established by the Board of Directors and currently is commensurate with the Bank’s limitation on loans to one borrower.  The Bank’s maximum amount of loans to one borrower currently is equal to 15% of the Bank’s unimpaired capital, or $19,934,000 as of December 31, 2008.  Loans greater than this amount require participation by one or more additional lenders.  Letters of credit are subject to the same limitations as direct loans.  The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate.  The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

Commercial Real Estate Loans

At December 31, 2008, Bancorp’s commercial real estate loan portfolio totaled $214,209,000, or 22.0% of Bancorp’s loan portfolio.  All of Bancorp’s commercial loans are secured by improved property such as office buildings, retail strip shopping centers, industrial condominium units and other small businesses most of which are located in the Bank’s primary lending area.  The largest commercial real estate loan outstanding at December 31, 2008 was a $7,158,000 loan secured by an office building in Annapolis, Maryland.  This loan has consistently performed in accordance with the terms of the debt instrument.

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

Construction Loans

The Bank originates loans to finance the construction of one-to-four family dwellings, and to a lesser extent, commercial real estate.  It also originates loans for the acquisition and development of  unimproved property to be used for residential and/or commercial purposes in cases where the Bank is to provide the construction funds to improve the properties.  As of December 31, 2008, Bancorp had 346 construction loans outstanding in the gross aggregate amount of $242,359,000, representing 24.9% of its loan portfolio, of which $57,940,000 was unadvanced.

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

Multi-Family Lending

The Bank occasionally originates multi-family loans with terms up to 30 years, but with rate adjustments or balloon payments generally at three to five years.  These loans are generally made in amounts up to 75% of the appraised value of the secured property.  In making these loans, the Bank bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service, the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar property, the marketability of the property and the Bank’s lending experience with the borrower.  The Bank also typically receives a personal guarantee from the borrower.  As of December 31, 2008, $11,143,000, or 1.1% of Bancorp’s total loan portfolio, consisted of multi-family residential loans.

Land and Residential Building Lots

Land loans include loans to developers for the development of residential subdivisions and loans on unimproved lots primarily to individuals.  At December 31, 2008, Bancorp had outstanding land and residential building lot loans totaling $87,246,000, or 9.0% of the total loan portfolio.  The largest of these loans for $4,612,000, is secured by seven parcels in Severn, Maryland, and has performed in accordance with the terms of the debt instrument.  Land development loans typically are short-term loans; the duration of these loans is typically not greater than three years.  The interest rate on land loans is generally at least 1% or 2% over the prime rate.   The loan-to-value ratio generally does not exceed 75%. Land and residential building lot loans typically are made to customers of the Bank and developers and contractors with whom the Bank has had previous lending experience.  In addition to the customary requirements for these types of loans, the Bank may also require a satisfactory Phase I environmental study and feasibility study to determine the profit potential of the development.

Consumer and Other Loans

The Bank also offers other loans, primarily business and commercial loans.  These are loans to businesses that are not secured by real estate although equipment, securities, or other collateral may secure them.  They constitute a relatively small part of the Bank’s business, and typically are offered to customers with long-standing relationships with the Bank.  At December 31, 2008, $7,835,000, or 0.8%, of the loan portfolio consisted of business and commercial loans.  In addition, $1,083,000, or 0.1% of the loan portfolio was in consumer loans.

Loan Portfolio Cash Flows

The following table sets forth the estimated maturity of Bancorp’s loan portfolios by type of loan at December 31, 2008.  The estimated maturity reflects contractual terms at December 31, 2008.  Contractual principal repayments of loans do not necessarily reflect the actual term of the Bank’s loan portfolios.  The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of "due on sale" clauses.  The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Due	Due after
	Within one	1 through	Due after
	year or less	5 years	5 years	Total
	(dollars in thousands)
One to four family residential	$42,063	$53,471	$317,851	$413,385
Multifamily	1,450	2,180	7,513	11,143
Commercial and industrial real estate	19,181	72,667	118,752	210,600
Construction and land acquisition
and development loans	192,864	49,495	-	242,359
Land	46,140	31,795	9,311	87,246
Commercial, non-real estate	4,088	1,538	2,209	7,835
Consumer	180	730	173	1,083
Total	$305,966	$211,876	$455,809	$973,651

The following table contains certain information as of December 31, 2008 relating to the loan portfolio of Bancorp with the dollar amounts of loans due after one year that have fixed and floating rates.  All loans are shown maturing based upon contractual maturities and include scheduled payments but not possible prepayments.

	Fixed	Floating	Total
	(dollars in thousands)
One to four family residential	$195,217	$176,105	$371,322
Multifamily	1,634	8,059	9,693
Commercial and industrial real estate	87,218	104,201	191,419
Construction and land acquisition
and development loans	24,445	25,050	49,495
Land	25,309	15,797	41,106
Commercial, non-real estate	1,833	1,914	3,747
Consumer	866	37	903
Total	$336,522	$331,163	$667,685

Loans to One Borrower

Under regulatory guidelines, the aggregate amount of loans that the Bank may make to one borrower is 15% of the Bank’s unimpaired capital and unimpaired surplus, which was $19,934,000 at December 31, 2008.  The Bank’s three largest loans at December 31, 2008 were a $7,158,000 loan secured by commercial property located in Annapolis, Maryland, a $7,000,000 line of credit secured by assignments of notes, Deeds of Trust, pledged stock and certificates of deposit, and a $6,818,000 loan secured by commercial property located in California, Maryland.

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

The Bank’s mortgage loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  The loan committee of the Bank can approve single residential and commercial loans up to $2,000,000, and loans that aggregate up to $4,000,000 to one borrower.  Single loans greater than $2,000,000, or loans to one borrower aggregating more than $4,000,000, up to $19,934,000 (the maximum amount of a loan to one borrower as of December 31, 2008), must also have Board of Directors’ approval. The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate. The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

Currently, it is the Bank’s policy to originate both fixed-rate and adjustable-rate loans. The Bank is currently active in the secondary market and sells a portion of its fixed-rate loans.

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

Delinquency and Classified Assets

Delinquencies

The Board of Directors reviews delinquencies on all loans monthly.  The Bancorp’s collection procedures include sending a past due notice to the borrower on the 17th day of nonpayment, making telephone contact with the borrower between 20 and 30 days after nonpayment, and sending a letter after the 30th day of nonpayment. A notice of intent to foreclose is sent between 60 and 90 days after delinquency.  When the borrower is contacted, the Bancorp attempts to obtain full payment of the past due amount.  However, Bancorp generally will seek to reach agreement with the borrower on a payment plan to avoid foreclosure.  In calculating Bancorp’s allowance for loan losses, management stratifies its loan portfolio into three distinct groups.

The first group is made up of impaired loans as determined using SFAS 114.  Loans are classified as impaired if they meet either of the following two criteria:

•	Loans that are 90 days or more in arrears (non-accrual loans); or
•
Loans that are deemed impaired when, based on current information and events, it is probable that a borrower will be unable to collect all amounts due according to the contractual terms of the loan agreement (as per SFAS 114).

Impaired loans are individually analyzed to determine if a specific reserve is required. Management uses the current appraisals of the underlying collateral to determine if a specific reserve is necessary to reduce the loan’s carrying value down to the current fair market value of the underlying collateral.  In addition, management, as appropriate, measures impairment based on the present value of expected future cash flows of the loan for loans that are not solely collateral dependent.

The second group contains any loans that management deems “problem loans” that are not included in the impaired loan group.  These loans have a general reserve placed on them based on several factors, including the inherent risk of the loan, current market conditions, the risk rating assigned to the loan and the historical performance of similar loans.

Management considers all loans with an internal risk rating of 6 or higher that are not included in impaired loans as problem loans. The general reserves in this group range from 2% to 8% primarily due to management’s assessment of historical performance of similar loans and to current market conditions.

The third group is made up of all remaining loans, which are the loans performing as agreed upon in the underlying loan agreement.  These loans have a general reserve placed on them based on the inherent risk of the loan, current market conditions, and the historical performance of similar loans. The general reserves in this group are approximately 1% primarily due to the loan type and management’s assessment of historical performance of similar loans and to current market conditions.

The Bank discontinues the accrual of interest on loans 90 days or more past due, at which time all previously accrued but uncollected interest is deducted from income.  As of the most recent reported period, $4,430,000 in interest income would have been recorded for the year ended December 31, 2008 if the loans had been current in accordance with their original terms and had been outstanding throughout the year ended December 31, 2008 or since their origination (if held for only part of the fiscal year).  For the year ended December 31, 2008, $2,045,000 in interest income on such loans was actually included in net income.  The following table sets forth information as to non-accrual loans and other non performing assets.

	At December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
One-to-four family real estate	$35,829	$4,992	$3,487	$1,693	$915
Home equity lines of credit	189	-	-	-	-
Commercial	3,047	336	98	-	-
Land	15,721	2,372	2,342	-	24
Non-mortgage loans:
Consumer	9	-	-	-	-
Commercial loans	-	-	-	-	-
Total non-accrual loans	$54,795	$7,700	$5,927	$1,693	$939
Accruing loans greater than 90 days past due	$-	$-	$-	$-	$-
Foreclosed real-estate	$6,317	$2,993	$970	$-	$-
Total non-performing assets	$61,112	$10,693	$6,897	$1,693	$939
Total non-accrual loans to net loans	6.1%	0.9%	0.7%	0.2%	0.1%
Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	27.0%	140.0%	152.3%	443.3%	632.1%
Total non-accrual and accruing loans greater than
90 days past due to total assets	5.5%	0.8%	0.7%	0.2%	0.1%
Total non-performing assets to total assets	6.2%	1.1%	0.8%	0.2%	0.1%

Included in non-accrual one-to-four family loans at December 31, 2008 were 46 loans totaling $18,811,000 to consumers and 39 loans totaling $17,018,000 to builders.  Included in non-accrual land loans at December 31, 2008 were 27 loans totaling $11,769,000 to consumers and 6 loans totaling $3,952,000 to builders.

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

When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as loss assets, it is required either to establish a specific allowance for losses equal to the full amount of the asset so classified or to charge-off such amount.  An institution’s determination as to the classification of its assets is subject to scrutiny by the OTS, which can require the establishment of additional general or specific loss allowances.  The Bank reviews monthly the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

Total classified loans as of December 31, 2008 were $83,964,000.  The allowance for loan losses as of December 31, 2008 was $14,813,000, which was 1.6% of gross loans receivable and 27.0% of total non-performing loans.

[see table on following page]

The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans at the dates indicated:

	2008		2007		2006		2005		2004
		Percentage of Loans		Percentage of Loans		Percentage of Loans		Percentage of Loans		Percentage of Loans
		in each		in each		in each		in each		in each
	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
One to four family residential	$5,765	42.46%	$3,378	40.73%	$2,202	32.41%	$1,706	29.74%	$2,000	30.20%
Multifamily	42	1.14%	35	0.76%	33	0.57%	67	0.49%	20	0.34%
Commercial and industrial real estate	3,080	21.63%	3,332	22.41%	2,512	20.45%	1,965	17.73%	1,009	16.17%
Construction and land acquisition and
development loans	2,559	24.89%	1,849	24.29%	2,253	35.44%	2,684	42.07%	2,577	43.42%
Land	3,286	8.96%	2,027	10.72%	1,731	10.10%	882	8.78%	251	8.54%
Commercial, non-real estate	77	0.80%	150	0.83%	288	0.87%	193	1.00%	70	1.18%
Other	4	0.12%	10	0.26%	7	0.16%	8	0.19%	8	0.15%
Total	$14,813	100.00%	$10,781	100.00%	$9,026	100.00%	$7,505	100.00%	$5,935	100.00%

The following table contains information with respect to Bancorp’s allowance for loan losses for the periods indicated:

	At or for the Year Ended
	December 31
	2008	2007	2006	2005	2004
	(dollars in thousands)
Average loans outstanding, net	$893,030	$858,305	$819,038	$738,028	$600,030
Total gross loans outstanding at end of period	$973,651	$986,931	$953,962	$927,993	$790,254
Total net loans outstanding at end of period	$896,459	$893,014	$835,477	$779,333	$656,967
Allowance balance at beginning of period	$10,781	$9,026	$7,505	$5,935	$4,832

Provision for loan losses	7,481	2,462	1,561	1,570	1,200
Actual charge-offs
1-4 family residential real estate	2,571	270	-	-	97
Other	878	449	40	-	-
Total charge-offs	3,449	719	40	-	97
Recoveries
Total recoveries	-	12	-	-	-
Net charge offs	3,449	707	40	-	97

Allowance balance at end of period	$14,813	$10,781	$9,026	$7,505	$5,935
Net charge offs as a percent of average loans	0.39%	0.08%	0.00%	0.00%	0.02%
Allowance for loan losses to total gross loans at end of period	1.52%	1.09%	0.95%	0.81%	0.75%
Allowance for loan losses to net loans at end of period	1.65%	1.21%	1.08%	0.96%	0.90%

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

The carrying amounts of the Bank’s investment securities held to maturity, as of the dates indicated are presented in the following table:

	At December 31,
	2008	2007	2006
	(dollars in thousands)

FHLB notes	$-	$1,000	$5,000
Mortgage-backed securities	1,345	1,383	2,271

Total Investment Securities Held to Maturity	$1,345	$2,383	$7,271

Investment Scheduled Maturity Table

As of December 31, 2008

			More than One to		More than Five to		More than
	One Year or Less		Five Years		Ten Years		Ten Years		Total Investment Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Fair
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
(dollars in thousands)

Mortgage-backed securities	$-	-	$-	-	$-	-	$1,345	5.58%	$1,345	5.58%	$1,329

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

The Bank’s policies are designed primarily to attract deposits from local residents rather than to solicit deposits from areas outside the Bank’s primary markets.  Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis.  Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Deposits in the Bank as of December 31, 2008, 2007 and 2006 consisted of savings programs described below:

	2008	2007	2006
	(dollars in thousands)

NOW accounts	$12,813	$11,152	$9,314
Money market accounts	44,012	87,688	89,120
Passbooks	53,319	14,891	18,526
Certificates of deposit	554,747	523,698	490,865
Non-interest bearing accounts	18,975	15,344	18,699

Total deposits	$683,866	$652,773	$626,524

The following table contains information pertaining to the certificates of deposit held by the Bank in excess of $100,000 as of December 31, 2008.

Jumbo Certificates
of Deposit
Time Remaining Until Maturity	(dollars in thousands)
Less than three months	$46,891
3 months to 6 months	57,719
6 months to 12 months	84,943
Greater than 12 months	42,106
Total	$231,659

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

Short Term Borrowings

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of thirty percent (30%) of its total assets, with the FHLB-Atlanta.  As of December 31, 2008, the total available line of credit with the FHLB-Atlanta for short term and long-term borrowings was $303,971,000.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.  The following table sets forth short-term borrowings with the FHLB-Atlanta, with original maturities of one year or less.

	Years ended December 31,
	2008	2007	2006
	(dollars in thousands)
Short term borrowings
Average balance outstanding during the period	$1,667	$10,417	$8,250
Maximum amount outstanding at any month-end during
the period	10,000	25,000	26,000
Weighted average interest rate during the period	3.74%	4.68%	5.31%
Total short term borrowings at period end	-	15,000	18,000
Weighted average interest rate at period end	-	4.40%	5.41%

Employees

As of December 31, 2008, Bancorp and its subsidiaries had approximately 106 full-time equivalent employees.    Bancorp’s employees are not represented by any collective bargaining group, and management considers its relations with its employees to be excellent.

Hyatt Commercial

Hyatt Commercial is a real estate brokerage company specializing in commercial real estate sales, leasing and property management.

SBI Mortgage Company

SBI is a subsidiary of Bancorp that has engaged in the origination of mortgages not suitable for the Bank.  It owns subsidiary companies that purchase real estate for investment purposes.  As of December 31, 2008, SBI had $2,664,000 in outstanding mortgage loans and it had $468,000 invested in subsidiaries, which funds were held in cash, pending potential acquisition of investment real estate.

Crownsville Development Corporation

Crownsville, which is doing business as Annapolis Equity Group, is a subsidiary of SBI and is engaged in the business of acquiring real estate for investment and syndication purposes.

HS West, LLC

HS West, LLC (“HS”) is a subsidiary of the Bank, and constructed a building in Annapolis, Maryland that serves as Bancorp’s and the Bank’s administrative headquarters. A branch office of the Bank is also located in the building.  In addition, HS leases space to four unrelated companies and to a law firm of which the President of Bancorp and the Bank is a partner.

Homeowners Title and Escrow Corporation

Homeowners Title and Escrow Corporation, is a subsidiary of the Bank, and was engaged in the business of conducting loan settlements for the Bank.  During 2008, Homeowners Title and Escrow Corporation ceased operations.

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

Activities Restriction Test.  As a unitary savings and loan holding company, Bancorp generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender (“QTL”) test. The termination of the “unitary thrift holding company exemption” in 1999 did not affect Bancorp because Bancorp was grandfathered under the law.  Under certain circumstances, Bancorp could lose its grandfathered status.  If the Bank failed to meet the QTL test, then Bancorp would become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the Bank qualified as a QTL within one year thereafter, Bancorp would be required to register as, and would become subject to the restrictions applicable to, a bank holding company. Additionally, if Bancorp were to acquire control of another savings association, either through merger or other combination with the Bank or other than in a supervisory acquisition where the acquired association also met the QTL test, Bancorp would thereupon become a multiple savings and loan holding company and would thereafter be subject to further restrictions on its activities.  Bancorp presently intends to continue to operate as a unitary savings and loan holding company.

Restrictions on Acquisitions.  Except under limited circumstances, savings and loan holding companies, such as Bancorp, are prohibited from acquiring, without prior approval of the OTS, (i) more than 5% of the voting shares of a savings association or a holding company which is not a subsidiary thereof or (ii) acquiring control of an uninsured institution, or retaining, for more than one year after the date of any savings association becomes uninsured, control of such association.  In evaluating proposed acquisitions of savings institutions by holding companies, the OTS considers the financial and managerial resources and future prospects of the holding company and the target institution, the effect of the acquisition on the risk to the DIF, the convenience and the needs of the community and competitive factors.

No director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company, without written approval of the OTS. Certain individuals, including Alan J. Hyatt, Louis Hyatt, and Melvin Hyatt, and their respective spouses (“Applicants”), filed an Application for Notice of Change In Control (“Notice”) in April 2001 pursuant to 12 CFR Section 574.3(b).  The Notice called for the Applicants to acquire up to 32.32% of Bancorp’s issued and outstanding shares of stock of Bancorp by April 16, 2002.  The OTS approved requests by the Applicants to extend the time to consummate such acquisition of shares to December 12, 2009.  The Applicants currently own approximately 29.35% of the total outstanding shares of Bancorp as of December 31, 2008.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

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

Troubled Assets Relief Program.  During the fourth quarter of 2008, the U.S. Department of the Treasury (the “Treasury”) instituted the Troubled Assets Relief Program (the “TARP”) pursuant to the Emergency Economic Stabilization Act of 2008 (the “EESA”) in an effort to stabilize the nation’s capital markets.  To carry out the TARP, the Treasury established the Capital Purchase Program (the “CPP”) which financial institutions may participate in on a voluntary basis.

       Bancorp elected to participate in the CPP and entered into agreements to sell certain securities to the Treasury on November 21, 2008 (the “CPP Agreements”).  As a result of, and condition to, the CPP Agreements, Bancorp will be subject to certain restrictions, requirements and limitations related to executive compensation (which are generally applicable to the CEO, CFO and three next most highly compensated executive officers of Bancorp), dividend payments and stock repurchase activities.

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

The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions.  Any change in such regulations, whether by the OTS, the FDIC, the FRB or the Congress could have a material adverse impact on Bancorp, the Bank, and their operations.

Regulatory Capital Requirements.  OTS regulations require that the Bank meet three minimum requirement standards including: (i) tangible capital equal to at least 1.5% of adjusted total assets; (ii) a leverage ratio consisting of Tier I or “core” capital equal to at least 4% (or 3%, if the Bank is rated 1 CAMELS under the OTS examination rating system) of adjusted total assets; and (iii) risk-based capital equal to at least 8% of total risk-weighted assets.

Tier I, or core capital is defined as common stockholder’s equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries and certain non-withdrawable accounts or pledged deposits. Tier I (Core) capital is generally reduced by the amount of the saving’s institution’s intangible assets. Limited exceptions to the deduction of intangible assets exist for certain mortgage servicing rights and credit card relationships and qualifying supervisory goodwill.  In December of 2008, federal banking and thrift regulatory agencies approved a final rule permitting a banking institution to reduce the amount of goodwill that it must deduct from Tier I capital by the amount of any associated deferred tax liability.

Tangible capital is generally defined the same as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association’s intangible assets with only a limited exception for certain mortgage servicing rights.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital.  At December 31, 2008, the Bank had no such investments.

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

As shown below, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2008.

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
December 31, 2008
Tangible (1)	$132,890	13.5%	$14,743	1.50%	N/A	N/A
Tier I capital (2)	132,890	16.9%	N/A	N/A	$47,047	6.00%
Core (1)	132,890	13.5%	39,314	4.00%	49,142	5.00%
Total (2)	142,199	18.1%	62,730	8.00%	78,412	10.00%

December 31, 2007
Tangible (1)	$107,734	11.3%	$14,321	1.50%	N/A	N/A
Tier I capital (2)	107,734	13.7%	N/A	N/A	$47,144	6.00%
Core (1)	107,734	11.3%	38,190	4.00%	47,737	5.00%
Total (2)	117,205	14.9%	62,859	8.00%	78,573	10.00%
____________
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

As of December 31, 2008, the Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

Premiums for Deposit Insurance.  The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC.

The FDIC regulations assess insurance premiums based on an institution’s risk.  Under this assessment system, the FDIC evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating. In 2008, the assessment ranged from 5 to 43 basis points of an institution's deposits, depending on its risk category.

Federal law requires the FDIC to establish a deposit reserve ratio for the deposit fund of between 1.15% and 1.50% of estimated insured deposits.  Due to several bank failures in 2008, the current FDIC ratio has fallen below the statutory minimum and was 1.01% as of June 30, 2008.  As required by law, the FDIC adopted a restoration plan in October of 2008 that would increase the deposit reserve ratio to the 1.15% threshold within five years.  On February 27, 2009, the FDIC took action to extend the restoration plan horizon to seven years.

On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points.  Under this rule, FDIC assessments will range from 12 to 50 basis points of assessable deposits during the first quarter of 2009 with the expectation that most institutions would be charged between 12 and 14 basis points.

The amended restoration plan was accompanied by a final rule that sets assessment rates and makes adjustments that improve how the assessment system differentiates for risk. Under the final rule, banks in the best risk category will pay initial base rates ranging from 12 to 16 cents per $100 on an annual basis, beginning on April 1, 2009.

The FDIC also adopted an interim rule imposing a 20 basis point emergency special assessment on the industry on June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.

In response to the economic turbulence of 2008, deposit insurance per account has been raised to $250,000 of all types of accounts until January 1, 2010.  Further, the FDIC has adopted a Temporary Liquidity Guarantee Program pursuant to which, for a fee, non-interest bearing transaction accounts would be insured without limit through December 31, 2009 and certain unsecured debt issued by institutions and their holding companies on or after October 14, 2008 through and including June 30, 2009 would be guaranteed by the FDIC through June 30, 2012.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.  The termination of deposit insurance for the Bank could have a material adverse effect on Bancorp’s earnings, depending on the collective size of the particular institutions involved.

    All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board.  The bonds, commonly referred to as Financing Corporation (“FICO”) bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation.  The annual FICO assessment rate as of the first quarter of 2009 is 1.14 basis points (i.e. $0.0114 for every $100 of assessable deposits).  The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

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

At December 31, 2008, the Bank’s loans-to-one-borrower limit was $19,934,000 based upon the 15% of unimpaired capital and surplus measurement.  At December 31, 2008, the Bank’s two largest lending relationships had an outstanding balance of $7,158,000 secured by commercial property located in Annapolis, Maryland and a $7,000,000 loan consisting of a line of credit secured by assignments of notes, Deeds of Trust, pledged stock and certificates of deposit.  The loans were performing in accordance with their terms.

Qualified Thrift Lender Test. Savings associations must meet a QTL test, which test may be met either by maintaining at least 65% of its portfolio assets in qualified thrift investments or meeting the definition of a “domestic building and loan association” as defined in the Code, in either case in at least nine of the most recent twelve month period.  “Portfolio Assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.  Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage-related securities.  Associations that fail to meet the QTL test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2008, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

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

The bank’s authority to extend credit to executive officers, directors, trustees and 10% stockholders, as well as entities under such person’s control, is currently governed by Section 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the FRB.  Among other things, these regulations generally require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amounts of the loans the Bank may make to such persons based, in part, on the Bank’s capital position, and require certain board of directors’ approval procedures to be followed.

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

Branching.  Under OTS branching regulations, the Bank is generally authorized to open branches within or beyond the State of Maryland if the Bank (1) qualifies as a “domestic building and loan association” under the Code, which qualification requirements are similar to those for a Qualified Thrift Lender under the Home Owners’ Loan Act, and (2) publishes public notice at least 30 days before opening a branch and no one opposes the branch.  If a comment in opposition to a branch opening is filed and the OTS determines the comment to be relevant to the approval process standards, and to require action in response, the OTS may, among other things, require a branch application or elect to hold a meeting with the Bank and the person who submitted the comment.  The OTS authority preempts any state law purporting to regulate branching by federal savings banks.

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

Under the capital plan of the FHLB-Atlanta as of December 31, 2008, the Bank was required to own at least $8,693,600 of the capital stock of the FHLB-Atlanta.  As of such date, the Bank owned $8,694,000 of the capital stock of the FHLB-Atlanta and was in compliance with the capital plan requirements.

Federal Reserve System.  The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits.  At December 31, 2008, the Bank was in compliance with these requirements.

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

Item 1A.  Risk Factors

Unless the context indicates otherwise, all references to “we,” “us,” “our” in this subsection “Risk Factors” refer to the Bancorp and its subsidiaries.  You should carefully consider the risks and uncertainties described below as well as elsewhere in this Annual Report on Form 10-K. If any of the risks or uncertainties actually occurs, our business, financial condition or results of future operations could be materially adversely affected. The risks and uncertainties described in this Form 10-K are not the only ones we face.  Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us.  This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K.

We may be adversely affected by changes in economic and political conditions and by governmental monetary and fiscal policies.

The thrift industry is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by governmental monetary and fiscal policies.  Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond our control may adversely affect our potential profitability.  Any future rises in interest rates, while increasing the income yield on our earning assets, may adversely affect loan demand and the cost of funds and, consequently, our profitability.  Any future decreases in interest rates may adversely affect our profitability because such decreases may reduce the amounts that we may earn on our assets.  Economic downturns have resulted and may continue to result in the delinquency of outstanding loans.  We do not expect any one particular factor to materially affect our results of operations.  However, downtrends in several areas, including real estate, construction and consumer spending, could have a material adverse impact on our ability to remain profitable.  Further, there can be no assurance that the asset values of the loans included in our loan portfolio, or the value of properties and other collateral securing such loans, will remain at the levels existing on the dates of origination of such loans.

The changing economic environment poses significant challenges for the Company.

In 2007 and in 2008, negative developments in the financial services industry have resulted in uncertainty in the financial markets in general and a related general economic downturn globally, which have continued into 2009.  In addition, as a consequence of the United States recession, business activity across a wide range of industries face serious difficulties due to the decline in the housing market, lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly.

As a result of these financial economic crises, many lending institutions, including us, have experienced declines in the performance of their loans, including construction, land and residential building lots, multi-family, commercial and consumer loans.  Moreover, competition among depository institutions for deposits and quality loans has increased significantly while the significant decline in economic growth has led to a slowdown in banking related activities.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal or informal enforcement actions or orders. The impact of new legislation in response to those developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

We are operating in a challenging economic environment, including generally uncertain national and local market conditions.  Negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses and other factors, could have adverse effects on our borrowers, which could adversely affect our financial condition and results of operations.  For instance, because payments on loans secured by commercial real estate properties are often dependent upon the successful operation of management of the properties, repayment of these loans are subject to adverse conditions in the economy.  As consumer spending decreases, businesses located in commercial real estate property may close reducing the rental income of the Bank’s borrower.  The reduction in rental income may result in the borrower being unable to make payments on the loan.  The deterioration in economic conditions could drive losses beyond that which is provided for in our allowance for loan losses and could result in the following:

•	an increase in loan delinquencies, problem assets and foreclosures;

•	a decline in demand for our products and services;

•	a decrease in low cost or non-interest-bearing deposits; and

•	a decline in the value of the collateral for our loans, which in turn may reduce customers’ borrowing capacities, and reduce the value of assets and collateral supporting our existing loans.

During the past year, we have experienced an increase in non-performing loans.  No assurance can be given that these conditions will improve in the near term or will not worsen.  Moreover, such conditions may result in a further increase in loan delinquencies, causing a decrease in our interest income, and may continue to have an adverse impact on our loan loss experience, possibly requiring us to add to our allowance for loan losses.  Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

Changes in interest rates could adversely affect our financial condition and results of operations.

The operations of financial institutions, such as ours, are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Our net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, fiscal and monetary policies of the federal government and the policies of various regulatory agencies. Like all financial institutions, our balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as U.S. Government bonds, corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than those offered by financial institutions such as ours.

We believe that, in the current market environment, we have adequate policies and procedures for maintaining a conservative interest rate sensitive position.   However, there is no assurance that this condition will continue.  A sharp movement up or down in deposit rates, loan rates, investment fund rates and other interest-sensitive instruments on our balance sheet could have a significant, adverse impact on our net interest income and operating results.

Most of our loans are secured by real estate located in our market area.  If there is a continuing downturn in the real estate market, additional borrowers may default on their loans and we may not be able to fully recover our loans.

A continuing downturn in the real estate market could adversely affect our business because most of our loans are secured by real estate.  Substantially all of our real estate collateral is located in the states of Maryland, Virginia and Delaware.  Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature.

In addition to the risks generally present with respect to mortgage lending activities, our operations are affected by other factors affecting our borrowers, including:

•	the ability of our mortgagors to make mortgage payments,

•
the ability of our borrowers to attract and retain buyers or tenants, which may in turn be affected by local conditions such as an oversupply of space or a reduction in demand for rental space in the area, the attractiveness of properties to buyers and tenants, and competition from other available space, or by the ability of the owner to pay leasing commissions, provide adequate maintenance and insurance, pay tenant improvements costs and make other tenant concessions,

•	interest rate levels and the availability of credit to refinance loans at or prior to maturity, and

•	increased operating costs, including energy costs, real estate taxes and costs of compliance with environmental controls and regulations.

As of December 31, 2008, approximately 99% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate.  If real estate prices decline, the value of real estate collateral securing our loans will be reduced.   Our ability to recover defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to incur financial losses on defaulted loans.

In addition, approximately 55% of the book value of our loans consisted of construction, land acquisition and development loans, commercial real estate loans and land loans, which present additional risks described in “Item 1. Business - Construction Loans” of this Form 10-K.

    Our loan portfolio exhibits a high degree of risk.

We have a significant amount of nonresidential loans, as well as construction and land loans granted on a speculative basis. Although permanent single-family, owner-occupied loans represent the largest single component of assets and currently impaired loans, a significant level of nonresidential loans, construction loans, and land loans, results in an above-average risk exposure.  Our monitoring of higher risk loans may be inadequate and the internal asset review function may be inadequate in view of current real estate market weaknesses.

At December 31, 2008 and December 31, 2007, our nonperforming loans (those loans 90 or more days in arrears) equaled $54.8 million and $7.7 million, respectively. There were 118 residential loans in non-accrual status totaling $51.7 million and eleven commercial loans in non-accrual status totaling $3.1 million at December 31, 2008 compared to 17 residential loans in non-accrual status totaling $7.4 million and two commercial loans in non-accrual status totaling $0.3 million at December 31, 2007. For the year ended December 31, 2008, there were $3.5 million of loan charge-offs. At December 31, 2008, the total allowance for loan losses was $14.8 million, which was 1.65% of total net loans, compared with $10.8 million, which was 1.21% of total net loans, as of December 31, 2007.

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

Our operations are located in Anne Arundel County, Maryland, which makes our business highly susceptible to local economic conditions.  An economic downturn or recession in this area may adversely affect our ability to operate profitably.

Unlike larger banking organizations that are geographically diversified, our operations are concentrated in Anne Arundel County, Maryland.  In addition, nearly all of our loans have been made to borrowers in the states of Maryland, Virginia and Delaware.  As a result of this geographic concentration, our financial results depend largely upon economic conditions in our market area.  A deterioration or recession in economic conditions in this market could result in one or more of the following:

•	a decrease in deposits;

•	an increase in loan delinquencies;

•	an increase in problem assets and foreclosures;

•	a decrease in the demand for our products and services; and

•	a decrease in the value of collateral for loans, especially real estate, and reduction in customers’ borrowing capacities.

Any of the foregoing factors may adversely affect our ability to operate profitably.

We are subject to federal and state regulation and the monetary policies of the FRB.  Such regulation and policies can have a material adverse effect on our earnings and prospects.

Our operations are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities.  In particular, the monetary policies of the FRB have had a significant effect on the operating results of banks in the past, and are expected to continue to do so in the future.  Among the instruments of monetary policy used by the FRB to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits.  It is not possible to predict what changes, if any, will be made to the monetary polices of the FRB or to existing federal and state legislation or the effect that such changes may have on our future business and earnings prospects.

If the Bank becomes “undercapitalized” as determined under the “prompt corrective action” initiatives of the federal bank regulators, such regulatory authorities will have the authority to require the Bank to, among other things, alter, reduce or terminate any activity that the regulator determines poses an excessive risk to the Bank.  The Bank could further be directed to take any other action that the regulatory agency determines will better carry out the purpose of prompt corrective action. The Bank could be subject to these prompt corrective action restrictions if federal regulators determine that the Bank is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Some or all of the foregoing actions and restrictions could have a material adverse effect on our operations.

We have established an allowance for loan losses based on our management's estimates.  Actual losses could differ significantly from those estimates. If the allowance is not adequate, it could have a material adverse effect on our earnings and the price of our common stock.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's best estimate of probable incurred losses within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management's continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations and other unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Increases in nonperforming loans have a significant impact on our allowance for loan losses.  Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of our market area.  If current trends in the real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses, particularly with respect to construction, land and residential building lots, multi-family, commercial and consumer loans.  Moreover, with the country currently in a recession, we expect that it will negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.

In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses.  Furthermore, growth in the loan portfolio would generally lead to an increase in the provision for loan losses.

Any increases in the allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, results of operations and cash flows.

We compete with a number of local, regional and national financial institutions for customers.

We face strong competition from savings and loan associations, banks, and other financial institutions that have branch offices or otherwise operate in our market area, as well as many other companies now offering a range of financial services. Many of these competitors have substantially greater financial resources and larger branch systems than us. In addition, many of our competitors have higher legal lending limits than us.  Particularly intense competition exists for sources of funds including savings and retail time deposits as well as for loans and other services offered by us.  In addition, over the last several years, the banking industry has undergone substantial consolidation, and this trend is expected to continue.  Significant ongoing consolidation in the banking industry may result in one or more large competitors emerging in our primary target market.  The financial resources, human capital and expertise of one or more large institutions could threaten our ability to maintain our competitiveness.

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

We face intense competitive pressure on customer pricing, which may materially and adversely affect revenues and profitability.

We generate net interest income, and charge our customers fees, based on prevailing market conditions for deposits, loans and other financial services.  In order to increase deposit, loan and other service volumes, enter new market segments and expand our base of customers and the size of individual relationships, we must provide competitive pricing for such products and services.  In order to stay competitive, we have had to intensify our efforts around attractively pricing our products and services.  To the extent that we must continue to adjust our pricing to stay competitive, we will need to grow our volumes and balances in order to offset the effects of declining net interest income and fee-based margins.  Increased pricing pressure also enhances the importance of cost containment and productivity initiatives, and we may not succeed in these efforts.

Our brand, reputation and relationship with our customers are key assets of our business and may be affected by how we are perceived in the marketplace.

Our brand and its attributes are key assets of our business.  The ability to attract and retain customers to our Company’s products and services is highly dependent upon the external perceptions of us and the industry in which we operate.  Our business may be affected by actions taken by competitors, customers, third party providers, employees, regulators, suppliers or others that impact the perception of the brand, such as creditor practices that may be viewed as “predatory,” customer service quality issues, and employee relations issues.  Adverse developments with respect to our industry may also, by association, impair our reputation, or result in greater regulatory or legislative scrutiny.

If our information systems or those of our third party providers experience an interruption or breach in security, our revenues and operating results and the perception of our brand could be materially and adversely affected.

We rely heavily on communications and information systems to conduct our business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.  In addition, we operate a number of money transfer and related electronic, check and other payment connections that are vulnerable to individuals engaging in fraudulent activities that seek to compromise payments and related financial systems illegally.  While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.  We depend on third-party providers for many of our systems and if these providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we would be able to negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all.

We continually encounter technological change, and, if we are unable to develop and implement efficient and customer friendly technology, we could lose business.

The financial services industry is continually undergoing rapid technological change, with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to achieve additional efficiencies in our operations.  Many of our competitors have substantially greater resources to invest in technological improvements.  We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Our success depends on our senior management team, and if we are not able to retain our senior management team, it could have a material adverse effect on us.

We are highly dependent upon the continued services and experience of our senior management team, including Alan J. Hyatt, our Chairman, President and Chief Executive Officer. We depend on the services of Mr. Hyatt and the other members of our senior management team to, among other things, continue the development and implementation of our strategies, and maintain and develop our customer relationships.  We do not have an employment agreement with members of our senior management, nor do we maintain “key-man” life insurance on our senior management.  If we are unable to retain Mr. Hyatt and other members of our senior management team, our business could be materially and adversely affected.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Securities Exchange Act of 1934.  As a result, current and potential stockholders may lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business and could subject us to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting.  While we have reported no “significant deficiencies” or “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2008, we cannot guarantee that we will not have any “significant deficiencies” or “material weaknesses” reported by our independent registered public accounting firm in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If, in the future, we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.  In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business.

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

Our Series A preferred stock, Series B preferred stock and 2035 Debentures contain restrictions on our ability to declare and pay dividends on, or repurchase, our common stock.

Our ability to declare dividends on our common stock is limited by the terms of our Series A preferred stock and Series B preferred stock.  We may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to our common stock in any quarter until the dividend on the Series A Preferred Stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally, prior to November 21, 2011, unless we have redeemed the Series B preferred stock or the Treasury Department has transferred the Series B preferred stock to a third party, we may not, without the consent of the Treasury (1) declare or pay any dividend or make any distribution on our common stock (other than regular quarterly cash dividends of not more than $0.06 per share) or (2) redeem, purchase or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Letter Agreement with the Treasury Department.

Additionally, under the terms of our 2035 Debentures, if (i) there has occurred and is continuing an event of default, (ii) we are in default with respect to payment of any obligations under the related guarantee or (iii) we have given notice of our election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then we may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of our capital stock, including our common stock.

There can be no assurance that we will continue to pay dividends in the future.

Although we expect to continue our policy of quarterly dividend payments, this dividend policy will be reviewed periodically in light of future earnings, regulatory restrictions and other considerations.  No assurance can be given, therefore, that cash dividends on our common stock will be paid in the future.

An investment in our securities is not insured against loss.

Investments in our common stock, are not deposits insured against loss by the FDIC or any other entity.  As a result, an investor may lose some or all of his, her or its investment.

Conversion of our Series A preferred stock or exercise of the warrant issued to the Treasury Department will dilute the ownership interest of existing stockholders.

In private placements conducted in November 2008, we issued Series A preferred stock convertible into 437,500 shares of our common stock, subject to adjustment, and a warrant to purchase 556,976 shares of our common stock, subject to adjustment.  The conversion of some or all of the Series A preferred stock or the exercise of the warrant will dilute the ownership interest of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. In addition, the existence of the Series A preferred stock or warrant may encourage short selling by market participants because the conversion of the Series A preferred stock or exercise of the warrant could depress the price of our common stock.

“Anti-takeover” provisions will make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our equity holders.

Our charter presently contains certain provisions that may be deemed to be “anti-takeover” and “anti-greenmail” in nature in that such provisions may deter, discourage or make more difficult the assumption of control of us by another corporation or person through a tender offer, merger, proxy contest or similar transaction or series of transactions.  For example, currently, our charter provides that our Board of Directors may amend the charter, without stockholder approval, to increase or decrease the aggregate number of shares of our stock or the number of shares of any class that we have authority to issue.  In addition, our charter provides for a classified Board, with each Board member serving a staggered three-year term.  Directors may be removed only for cause and only with the approval of the holders of at least 75 percent of our common stock.  The overall effects of the “anti-takeover” and “anti-greenmail” provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, prevent stockholders from receiving a premium for their securities in a takeover offer, and enhance the possibility that a future bidder for control of us will be required to act through arms-length negotiation with our Board of Directors.  These provisions may also have the effect of perpetuating incumbent management.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

HS constructed a building in Annapolis, Maryland that serves as Bancorp’s and the Bank’s administrative headquarters. A branch office of the Bank is also included in the building.  Bancorp and the Bank lease their executive and administrative offices from HS.  In addition, HS leases space to four unrelated companies and to a law firm in which the President of Bancorp and the Bank is a partner.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 4.1.  Executive Officers of the Registrant that are not Directors

Thomas G. Bevivino, age 53, joined Bancorp in August 2004 as Controller, and has served as the Chief Financial Officer since July 1, 2005.  He serves in the same capacity for the Bank.  Mr. Bevivino was a financial consultant from 2002 until 2004, and served as Chief Financial Officer of Luminant Worldwide Corporation from 1999 until 2002.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Bancorp is traded on the Nasdaq Capital Market under the symbol “SVBI”.  As of March 3, 2009, there were 1,510 stockholders of record of Bancorp’s common stock.

Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016-3572, serves as the Transfer Agent and Registrar for Bancorp.

The following table sets forth the high and low sales prices per share of Bancorp’s common stock for the periods indicated, as reported on the Nasdaq Capital Market:

Quarterly Stock Information*

2008				2007
	Stock Price Range		Per Share		Stock Price Range		Per Share
Quarter	Low	High	Dividend	Quarter	Low	High	Dividend
1st	$7.80	$12.00	$.060	1st	$16.78	$22.55	$.060
2nd	6.52	9.45	.060	2nd	16.24	20.23	.060
3rd	5.50	6.99	.060	3rd	12.25	17.00	.060
4th	3.70	6.54	.060	4th	8.21	13.28	.060

*Retroactively adjusted to reflect a 10% stock dividend declared February 20, 2007 effective for shares outstanding March 15, 2007.

Dividend Policy

Bancorp’s main source of income is dividends from the Bank.  As a result, Bancorp's dividends to its shareholders will depend primarily upon receipt of dividends from the Bank.

OTS regulations limit the payment of dividends and other capital distributions by the Bank. The Bank is required to obtain OTS approval if the total amount of the Bank’s capital distribution (including the proposed dividend) for the current year exceeds net income for that year to date plus the Bank’s retained net income for the preceding two years.  Additionally, the Bank may not pay dividends on its stock in an amount that would reduce its capital levels below its regulatory capital requirements.  For further information, see Note 12 to the consolidated financial statements and “Item 1. Business Regulation – Regulation of the Bank – Capital Distribution Limitations.”

Bancorp’s ability to declare dividends on its common stock is limited by the terms of Bancorp’s Series A preferred stock and Series B preferred stock.  Bancorp may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to its common stock in any quarter until the dividend on the Series A Preferred Stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally, prior to November 21, 2011, unless Bancorp has redeemed the Series B preferred stock or the Treasury Department has transferred the Series B preferred stock to a third party,  Bancorp may not, without the consent of the Treasury (1) declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.06 per share) or (2) redeem, purchase or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Letter Agreement with the Treasury Department.

Additionally, under the terms of Bancorp's 2035 Debentures, if (i) there has occurred and is continuing an event of default, (ii) Bancorp is in default with respect to payment of any obligations under the related guarantee or (iii) Bancorp has given notice of its election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then Bancorp may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of its capital stock, including common stock.

Stock Performance Graph

The graph below sets forth comparative information regarding the Company’s cumulative shareholder return on its Common Stock over the last five years. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. Severn Bancorp, Inc.'s cumulative shareholder return is based on an investment of $100 on December 31, 2003, and is compared to the cumulative total return of the NASDAQ Composite Index and the SNL Securities LC Thrift Index for thrifts with total assets between $500 million and $1.0 billion (the "SNL Thrift ($500M to $1.0B) Index")

Comparison of Cumulative Total Return Among Severn, NASDAQ Composite Index
and SNL Thrift ($500M to $1.0B) Index from December 31, 2003 to  December 31, 2008

Severn Bancorp, Inc.

		Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Severn Bancorp, Inc.	100.00	152.76	124.80	137.39	77.56	35.49
NASDAQ Composite Index	100.00	108.59	110.08	120.56	132.39	78.72
SNL $500M-$1B Thrift Index	100.00	110.61	105.12	128.81	101.83	75.51

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

Summary Financial and Other Data

	At December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share information)
Balance Sheet Data
Total assets	$987,651	$962,234	$911,916	$849,774	$703,616
Total loans, net	896,459	893,014	835,477	779,333	656,967
Investment securities held to maturity	1,345	2,383	7,271	8,290	9,955
Non-performing loans	54,795	7,700	5,927	1,693	939
Total non-performing assets	61,112	10,693	6,897	1,693	939
Deposits	683,866	652,773	626,524	594,893	527,413
Short-term borrowings	-	15,000	18,000	26,000	-
Long-term debt	153,000	175,000	155,000	132,000	89,000
Total liabilities	863,984	866,958	825,474	777,062	639,462
Stockholders’ equity	123,667	95,276	86,442	72,712	60,154
Book value per common share *	$9.64	$9.46	$8.59	$7.23	$5.97
Common shares outstanding *	10,066,679	10,066,679	10,065,935	10,065,002	10,065,002

Other Data:
Number of:
Full service retail banking facilities	4	4	3	3	3
Full-time equivalent employees	106	118	121	111	105

* Retroactively adjusted to reflect a 10% stock dividend declared February 20, 2007 and a 10% stock dividend declared February 21, 2006.

Summary of Operations
	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share information)
Interest income	$62,472	$71,814	$70,175	$57,135	$44,829
Interest expense	33,503	38,176	32,060	21,955	14,631
Net interest income	28,969	33,638	38,115	35,180	30,198
Provision for loan losses	7,481	2,462	1,561	1,570	1,200
Net interest income after provision for loan losses	21,488	31,176	36,554	33,610	28,998
Non-interest income	2,791	4,336	3,867	2,748	3,402
Non-interest expense	17,293	16,492	14,065	12,878	11,211
Income before income tax provision	6,986	19,020	26,356	23,480	21,189
Provision for income taxes	2,873	7,909	10,608	8,926	8,258
Net income	$4,113	$11,111	$15,748	$14,554	$12,931

Per Share Data:
Basic earnings per share *	$0.39	$1.10	$1.56	$1.45	$1.29
Diluted earnings per share *	$0.39	$1.10	$1.56	$1.45	$1.29
Cash dividends declared per share*	$.24	$.24	$.22	$.20	$.17
Weighted number of shares outstanding basic *	10,066,679	10,066,283	10,065,289	10,065,002	10,065,002
Weighted number of shares outstanding diluted *	10,066,679	10,066,283	10,069,056	10,065,002	10,065,002

* Retroactively adjusted to reflect a 10% stock dividend declared February 20, 2007 and a 10% stock dividend declared February 21, 2006.

Key Operating Ratios

	For the Year Ended December 31,
	2008	2007	2006	2005	2004

Performance Ratios:
Return on average assets	0.43%	1.19%	1.77%	1.84%	2.02%
Return on average equity	4.03%	12.09%	19.59%	21.85%	23.56%
Dividend payout ratio	61.54%	21.82%	13.95%	13.84%	13.38%
Net interest margin	3.16%	3.81%	4.50%	4.58%	4.81%
Interest rate spread	2.81%	3.45%	4.20%	4.32%	4.60%
Non-interest expense to average assets	1.79%	1.76%	1.58%	1.63%	1.75%
Efficiency ratio	54.45%	43.43%	33.50%	33.95%	33.37%

Asset Quality Ratios:
Average equity to average assets	10.55%	9.82%	9.02%	8.42%	8.57%
Nonperforming assets to total assets
at end of period	6.19%	1.11%	0.76%	0.20%	0.13%
Nonperforming loans to total gross
loans at end of period	5.63%	0.78%	0.62%	0.18%	0.12%
Allowance for loan losses to
net loans at end of period	1.65%	1.21%	1.08%	0.96%	0.90%
Allowance for loan losses to
nonperforming loans at end of period	27.03%	140.01%	152.29%	443.30%	632.10%

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

	Year Ended December 31,
	2008			2007			2006
	Average			Average			Average
	Volume	Interest	Yield/Cost	Volume	Interest	Yield/Cost	Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$893,030	$61,703	6.91%	$858,305	$70,275	8.19%	$819,038	$68,610	8.38%
Investments (2)	-	-	-	3,333	121	3.63%	5,000	154	3.08%
Mortgage-backed securities	1,363	74	5.43%	1,957	96	4.91%	2,823	112	3.97%
Other interest-earning assets (3)	23,063	695	3.01%	20,357	1,322	6.49%	19,886	1,299	6.53%
Total interest-earning assets	917,456	62,472	6.81%	883,952	71,814	8.12%	846,747	70,175	8.29%
Non-interest earning assets	49,959			51,317			44,385
Total Assets	$967,415			$935,269			$891,132

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$119,159	$2,018	1.69%	$132,604	$3,272	2.47%	$138,242	$2,728	1.97%
Certificates of deposits	552,689	23,932	4.33%	514,523	26,075	5.07%	483,524	20,977	4.34%
Borrowings	166,250	7,553	4.54%	170,417	8,829	5.18%	162,417	8,355	5.14%
Total interest-bearing liabilities	838,098	33,503	4.00%	817,544	38,176	4.67%	784,183	32,060	4.09%
Non-interest bearing liabilities	27,234			25,836			26,556
Stockholders' equity	102,083			91,889			80,393
Total liabilities and stockholders' equity	$967,415			$935,269			$891,132
Net interest income and Interest rate spread		$28,969	2.81%		$33,638	3.45%		$38,115	4.20%
Net interest margin			3.16%			3.81%			4.50%
Average interest-earning assets to
average interest-bearing liabilities			109.47%			108.12%			107.98%

(1) Non-accrual loans are included in the average balances and in the computation of yields.
(2) Bancorp does not have any tax-exempt securities.
(3) Other interest earning assets include interest bearing deposits in other banks, federal funds, and FHLB stock investments.

Rate Volume Table

	Year ended December 31, 2008			Year ended December 31, 2007
	vs.			vs.
	Year ended December 31, 2007			Year ended December 31, 2006
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(dollars in thousands)
Interest-earning assets
Loans	$(8,572)	$2,843	$(11,415)	$1,665	$3,289	$(1,624)
Investments	(121)	(121)	-	(33)	(51)	18
Mortgage-backed securities	(22)	(29)	7	(16)	(34)	18
Other interest-earning assets	(627)	176	(803)	23	31	(8)
Total interest income	$(9,342)	$2,869	$(12,211)	$1,639	$3,235	$(1,596)

Interest-bearing liabilities
Savings and checking deposits	$(1,254)	$(332)	$(922)	$544	$(111)	$655
Certificates of deposits	(2,143)	1,934	(4,077)	5,098	1,345	3,753
Borrowings	(1,276)	(216)	(1,060)	474	412	62
Total interest expense	$(4,673)	$1,386	$(6,059)	$6,116	$1,646	$4,470

Net change in net interest income	$(4,669)	$1,483	$(6,152)	$(4,477)	$1,589	$(6,066)

(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Bancorp provides a wide range of retail and commercial banking services. Deposit services include checking, individual retirement accounts, money market, savings and time deposit accounts. Loan services include various types of commercial, consumer, and real estate lending. The Company also provides ATMs, corporate cash management services, debit cards, Internet banking including on-line bill pay, mortgage lending, safe deposit boxes, and telephone banking, among other products and services.

Bancorp continues to experience challenges similarly faced by many financial institutions resulting from the slowdown in the real estate markets, including increased loan delinquencies and a decrease in the demand for certain loan products including construction, development, and land acquisition loans. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses and other factors, have adversely affected Bancorp’s borrowers. This economic deterioration has caused loan delinquencies and impaired loans to increase. In addition, strong competition for new loans and deposits has caused the interest rate spread between the Company’s cost of funds and what it earns on loans to decrease from 2007 levels.  This was primarily due to an increase in non-accrual loans, and to decreases in interest rates earned on loans outpacing the decreases in interest paid on deposits and other borrowings.

Even though Bancorp’s total loan portfolio has increased from 2007, the decrease in the interest rate spread has caused net interest income to decrease from 2007.  In addition, Bancorp has experienced an increase in loan delinquencies, which resulted in the allowance for loan losses to increase from 2007.  The decrease in net interest income and the increase in the allowance for loan losses, coupled with increased costs relating to foreclosures have caused Bancorp’s overall profitability to decrease from 2007.

   The Company expects to experience continued difficult market conditions in 2009 as it seeks to grow its loan portfolio in a difficult market environment.  If interest rates increase, there may be less demand for borrowing and, the Company’s interest rate spread could decrease. The Company will continue to manage loan and deposit pricing against the risks of rising costs of its deposits and borrowings. Interest rates are outside the control of Bancorp, so it must attempt to balance its pricing and duration of its loan portfolio against the risks of rising costs of its deposits and borrowings.

The continued success and attraction of Anne Arundel County, Maryland, and vicinity, will also be important to Bancorp’s ability to originate and grow its mortgage loans and deposits, as will Bancorp’s continued focus on maintaining a low overhead.

In November 2008, Bancorp completed two private placements:

•	the sale to certain accredited investors of Bancorp's Series A Preferred Stock and Subordinated Notes for gross proceeds of $7.0 million; and

•	the sale to the Treasury Department under the TARP Capital Purchase Program of Bancorp's Series B Preferred Stock and Common Stock Warrants for gross proceeds of approximately $23.4 million.

Bancorp intends to use the proceeds to fund new loan originations, expand relationship banking, provide additional capital for regulatory purposes and other general corporate purposes.

The recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”) also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.  In addition, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012.  We expect to participate only in the program that provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Under that program, we will pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.   At December 31, 2008, we had $106 million in such accounts in excess of $250,000.

If the volatility in the market and the economy continue or worsen, our business, financial condition, results of operations, access to funds and the price of our stock could be materially and adversely impacted.

Critical Accounting Policies

   Bancorp’s significant accounting policies and recent accounting pronouncements are set forth in Note 1 of the consolidated financial statements for the year ended December 31, 2008 which are set forth on pages F-1 through F-34.  Of these significant accounting policies, Bancorp considers the policies regarding the allowance for loan losses and valuation of foreclosed real estate to be its most critical accounting policies, given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations.  In addition, changes in economic conditions can have a significant impact on real estate values of underlying collateral affecting the allowance for loan losses and therefore the provision for loan losses and results of operations as well as the valuation of foreclosed real estate.  Bancorp has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  Bancorp’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

Financial Condition

Total assets increased by $25,417,000, or 2.6%, at December 31, 2008 to $987,651,000, compared to $962,234,000 at December 31, 2007.  The following discusses the material changes between the December 31, 2008 and 2007 balance sheets.

Cash

Cash and cash equivalents increased by $21,039,000, or 186.7% at December 31, 2008 to $32,305,000, compared to $11,266,000 at December 31, 2007.  This increase was primarily due to the proceeds received in late 2008 from the sale of Series A and Series B Preferred Stock.

Loans

Loans Held For Sale.  Loans held for sale decreased by $648,000, or 58.9% at December 31, 2008 to $453,000, compared to $1,101,000 at December 31, 2007.  This decrease was primarily due to a slowdown in loans sold on the secondary market, and the timing of loans pending sale at year-end.

Loans Receivable.  Total net portfolio loans receivable increased by $4,093,000, or 0.5% at December 31, 2008, to $896,006,000, compared to $891,913,000 at December 31, 2007.  The increase in the loan portfolio resulted from Bancorp’s ability to attract and retain loan customers in spite of a downturn in the real estate market.  This increase was the result of Bancorp’s focus on community lending and increased marketing efforts.  The increase in the loan portfolio was primarily due to an increase in residential loan demand, refinancing of existing mortgages and an increase in funding of commercial loan obligations partially offset by a decrease in construction, land acquisition and development loans.

Premises and Equipment

Premises and equipment decreased by $1,022,000, or 3.3% at December 31, 2008 to $30,267,000, compared to $31,289,000 at December 31, 2007.  This decrease was primarily due to the annual depreciation of the premises and equipment with minimal new fixed assets added throughout 2008.

Other assets

Other assets increased by $4,471,000, or 31.7% at December 31, 2008 to $18,581,000, compared to $14,110,000 at December 31, 2007.  This increase was primarily due to the increase in foreclosed real estate in 2008.

Liabilities

Deposits.  Total deposits increased by $31,093,000, or 4.8% at December 31, 2008 to $683,866,000, compared to $652,773,000 at December 31, 2007.  This increase was primarily attributable to Bancorp’s expanded deposit products and its desire to maintain its competitive edge in the community.  This resulted in growth in certificates of deposit and savings accounts partially offset by a decrease in money market accounts.  The net increase in deposits was primarily used to fund loan growth and repay FHLB-Atlanta advances.

FHLB-Atlanta Advances.  FHLB-Atlanta advances decreased $37,000,000, or 19.5% at December 31, 2008 to $153,000,000, compared to $190,000,000 at December 31, 2007.  This decrease was the result of management’s decision to repay advances from funds received from increased deposits, as well as proceeds from issuance of subordinated debentures and preferred stock.

Junior Subordinated Debt Securities Due 2035.  As of December 31, 2008, Bancorp had outstanding $20.6 million principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (4.82% December 31, 2008) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures are first redeemable, in whole or in part, by Bancorp on January 7, 2010.

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

Subordinated Notes and Series A Preferred Stock. On November 15, 2008, Bancorp completed a private placement offering consisting of a total of 70 units, at an offering price of $100,000 per unit, for gross proceeds of $7,000,000. Each unit consists of 6,250 shares of Bancorp's Series A 8.0% Non-Cumulative Convertible Preferred Stock and Bancorp's Subordinated Note in the original principal amount of $50,000. The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.

Troubled Asset Relief Program.  On November 21, 2008, Bancorp closed on an agreement with the United States Department of the Treasury (“Treasury”), pursuant to which Bancorp issued and sold (i) 23,393 shares of its Series B Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.01 per share and liquidation preference $1,000 per share, (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 556,976 shares of Bancorp’s common stock, par value $0.01 per share, for an aggregate purchase price of $23,393,000.

The Series B Preferred Stock qualifies as Tier 1 capital and will pay cumulative compounding dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series B Preferred Stock may be redeemed by Bancorp after three years. Prior to the end of three years, the Series B Preferred Stock may not be redeemed by Bancorp except with proceeds from one or more Qualified Equity Offerings, as defined in the Purchase Agreement.

The Series B Preferred Stock has no maturity date and ranks pari passu with Bancorp’s existing Series A Preferred Stock, in terms of dividend payments and distributions upon liquidation, dissolution and winding up of Bancorp.

The Series B Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series B Preferred Stock. If dividends on the Series B Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, Bancorp’s authorized number of directors will be automatically increased by two and the holders of the Series B Preferred Stock, voting together with holders of any then outstanding voting parity stock, will have the right to elect those directors at Bancorp’s next annual meeting of stockholders or at a special meeting of stockholders called for that purpose. These preferred share directors will be elected annually and serve until all accrued and unpaid dividends on the Series B Preferred Stock have been paid.

The Warrant has a 10-year term and is immediately exercisable at an exercise price of $6.30 per share of Common Stock.   The exercise price and number of shares subject to the Warrant are both subject to anti-dilution adjustments.   If Bancorp receives aggregate gross cash proceeds of not less than $23,393,000 from Qualified Equity Offerings on or prior to December 31, 2009, the number of shares of Common Stock issuable pursuant to Treasury’s exercise of the Warrant will be reduced by one half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Purchase Agreement, Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

Off-Balance Sheet Arrangements.  Bancorp has certain outstanding commitments and obligations that could impact Bancorp’s financial condition, liquidity, revenues or expenses.  These commitments and obligations include standby letters of credit, home equity lines of credit, loan commitments, lines of credit, and loans sold and serviced with limited repurchase provisions.

Standby letters of credit, which are obligations of Bancorp to guarantee performance of borrowers to governmental entities, increased $3,653,000, or 38.3% as of December 31, 2008 to $13,183,000, compared to $9,530,000 as of December 31, 2007. In 2008, Bancorp experienced an increase in demand from its borrowers for letter of credit requirements.

Unadvanced construction loans decreased $20,298,000, or 25.9% as of December 31, 2008 to $57,940,000, compared to $78,238,000 as of December 31, 2007. This decrease was primarily the result of increased funding of existing construction loan obligations in addition to a decrease in new construction loan originations.

Home equity lines of credit increased $404,000, or 1.8%, as of December 31, 2008 to $23,299,000, compared to $22,895,000 as of December 31, 2007.  Home equity lines of credit allow the borrowers to draw funds up to a specified loan amount, from time to time.  Bancorp’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

Loan commitments increased $6,178,000, or 346.3%, as of December 31, 2008 to $7,962,000, compared to $1,784,000 as of December 31, 2007. This increase was a result of the timing of loan commitments booked at year end.  Loan commitments are obligations of Bancorp to provide loans, and such commitments are made in the usual course of business.

Lines of credit, which are obligations of Bancorp to fund loans made to certain borrowers, increased $2,176,000, or 6.1%, to $38,016,000 as of December 31, 2008, compared to $35,840,000 as of December 31, 2007.  The increase was a result of stronger demand for this type of loan product during 2008.  Bancorp’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

Loans sold and serviced with limited repurchase provisions decreased $3,582,000, or 88.4%, as of December 31, 2008 to $472,000, compared to $4,054,000 as of December 31, 2007.  This decrease was the result of the slowdown in the market for loans sold on the secondary market.

Bancorp uses the same credit policies in making commitments and conditional obligations as it does for its on-balance sheet instruments.

Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007.

General.  Bancorp’s net income for the year ended December 31, 2008 was $4,113,000, or $0.39 per share diluted.  This is compared to $11,111,000, or $1.10 per share diluted in 2007.  This decrease of $6,998,000, or 63.0%, was primarily the result of Bancorp experiencing similar challenges faced by many financial institutions caused by the slowdown in the overall economy, including increased loan delinquencies and a compression of its interest rate margin, as well as increased foreclosure related costs.

Net Interest Income.  Net interest income (interest earned net of interest charges) decreased $4,669,000, or 13.9%, to $28,969,000 for the year ended December 31, 2008, compared to $33,638,000 for the year ended December 31, 2007.  This decrease was primarily due to a decrease in Bancorp’s interest rate spread partially offset by an increase in its loan portfolio.  Bancorp’s interest rate spread decreased by 0.64% to 2.81% for the year ended December 31, 2008, compared to 3.45% for the year ended December 31, 2007.  This decrease was the result of interest rates earned on Bancorp’s loan portfolio decreasing faster than the decrease in interest rates paid on Bancorp’s interest bearing liabilities. In addition, Bancorp’s non-accrual loans increased from $7,700,000 at December 31, 2007 to $54,795,000 at December 31, 2008.  Bancorp discontinues the accrual of interest on all non-accrual loans, at which time all previously accrued but uncollected interest is deducted from income.  This resulted in $2,385,000 of interest income not recorded on these loans.  Bancorp is uncertain whether it will be able to reduce the interest rate paid on its interest bearing liabilities by attracting lower cost deposits, due to the general expectation of continued increased competition for deposit accounts.

Provision for Loan Losses.  The Bank’s loan portfolio is subject to varying degrees of credit risk and an allowance for loan losses is maintained to absorb losses inherent in its loan portfolio.  Credit risk includes, but is not limited to, the potential for borrower default and the failure of collateral to be worth what the Bank determined it was worth at the time of the granting of the loan.  The Bank monitors its loan portfolio at least as often as quarterly and its loan delinquencies at least as often as monthly.  All loans that are delinquent and all loans within the various categories of the Bank’s portfolio as a group are evaluated.  The Bank’s Board, with the advice and recommendation of the Bank’s delinquency committee, estimates an allowance to be set aside for loan losses.  Included in determining the calculation are such factors as the current market value of the loan’s underlying collateral, inherent risk contained within the portfolio after considering the state of the general economy, economic trends, consideration of particular risks inherent in different kinds of lending and consideration of known information that may affect loan collectibility.  An increase in the loan loss provision from the beginning of the year to the end of a year is the result after an analysis of the aforementioned factors and applying that rationale to the total portfolio.

The total allowance for loan losses increased $4,032,000, or 37.4% to $14,813,000 as of December 31, 2008, compared to $10,781,000 as of December 31, 2007.  The increase was a result of the current year’s addition to the allowance partially offset by charge offs incurred.   During the year ended December 31, 2008, the provision for loan losses was $7,481,000 compared to $2,462,000 for the year ended December 31, 2007.  This increase of $5,091,000 or 206.8% was a result of an increase in loan delinquencies, an increase in the loan portfolio, and management’s determination that adding to the provision for loan losses was appropriate for the level of inherent risk in its portfolio as compared to the year ended December 31, 2007.

Bancorp continues to experience challenges similarly faced by many financial institutions resulting from the slowdown in the economy and real estate markets, including increased loan delinquencies. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses and other factors, have adversely affected Bancorp’s borrowers. This economic deterioration has caused loan delinquencies and impaired loans to increase.  Bancorp expects loan delinquencies and impaired loans to continue to increase in 2009.

Other Income and Non Interest Expenses.  Revenues from mortgage banking activities decreased $236,000, or 41.0% to $339,000 for the year ended December 31, 2008, compared to $575,000 for the year ended December 31, 2007.  This net decrease was primarily the result of a $71,000 increase in gain on sale of loans, offset by a decrease in mortgage processing and servicing fees of $307,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007.  This decrease was attributable to a general slowdown in loan activity, which resulted in fewer loans sold on the secondary market, but at higher gains during 2008 and less mortgage processing and servicing released fees during 2008.

Real estate commissions decreased $1,416,000, or 57.8% to $1,035,000 for the year ended December 31, 2008, compared to $2,451,000 for the year ended December 31, 2007.  This decrease was primarily the result of commissions earned on large settlements that took place during 2007.  Real estate management fees increased $11,000, or 1.7% to $664,000 for the year ended December 31, 2008, compared to $653,000 for the year ended December 31, 2007.  This increase was primarily due to increased fees charged in 2008.

Other non-interest income increased $96,000, or 14.6% to $753,000 for the year ended December 31, 2008, compared to $657,000 for the year ended December 31, 2007. This increase was primarily due to higher letters of credit fees.

Compensation and related expenses decreased $1,953,000, or 17.6% to $9,117,000 for the year ended December 31, 2008, compared to $11,070,000 for the year ended December 31, 2007.  This decrease was primarily the result of lower commissions paid on lower loan originations and lower health care costs paid by Bancorp and employee attrition, partially offset by salary rate increases.  As of December 31, 2008, Bancorp had 106 full-time equivalent employees compared to 118 at December 31, 2007.

Occupancy decreased $56,000, or 3.3% to $1,640,000 for the year ended December 31, 2008, compared to $1,696,000 for the year ended December 31, 2007.  This decrease was primarily due to lower maintenance costs incurred at Bancorp’s headquarters.

    Foreclosed real estate expenses, net increased $661,000, or 286.1% to $892,000 for the year ended December 31, 2008, compared to $231,000 for the year ended December 31, 2007.  This increase was primarily due to an increase in foreclosed real estate, write downs taken on foreclosed property and expenses associated with the property.

Legal fees increased $378,000, or 110.9% to $719,000 for the year ended December 31, 2008, compared to $341,000 for the year ended December 31, 2007.  This increase was primarily due to an increase in fees associated with loan foreclosures and collections.

Other non-interest expense increased $1,771,000, or 56.2% to $4,925,000 for the year ended December 31, 2008, compared to $3,154,000 for the year ended December 31, 2007.  This increase was primarily the result of a $260,000 charge relating to an external wire fraud scheme that occurred in 2008, a $323,000 increase in credit report and appraisal fees and a $434,000 increase in assessment to the DIF for the year ended December 31, 2008, compared to the year ended December 31, 2007.

Income Taxes.  Income taxes decreased $5,036,000, or 63.7% to $2,873,000 for the year ended December 31, 2008, compared to $7,909,000 for the year ended December 31, 2007 due to lower pretax income.  The effective tax rate for the years ended December 31, 2008 and 2007 was 41.1% and 41.6%, respectively.

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006

General.  Bancorp’s net income for the year ended December 31, 2007 was $11,111,000, or $1.10 per share diluted.  This compared to $15,748,000, or $1.56 per share diluted in 2006.  This decrease of $4,637,000, or 29.4%, was primarily the result of Bancorp experiencing challenges caused by the slowdown in the real estate market, including increased loan delinquencies and a compression of its interest rate margin, as well as increased occupancy costs.

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

Provision for Loan Losses.                                                          The total allowance for loan losses increased $1,755,000, or 19.4% to $10,781,000 as of December 31, 2007, compared to $9,026,000 as of December 31, 2006.  This increase was a result of the additions in 2007 to the allowance partially offset by charge offs incurred.   During the year ended December 31, 2007, the provision for loan losses was $2,462,000 compared to $1,561,000 for the year ended December 31, 2006.  This increase of $901,000 or 57.7% was a result of an increase in loan delinquencies, an increase in the loan portfolio, and management’s determination that adding to the provision for loan losses was appropriate for the level of inherent risk in its portfolio as compared to the year ended December 31, 2006.

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

Foreclosed real estate expenses, net for the year ended December 31, 2007 were $231,000, compared to $0 for the year ended December 31, 2006.  This increase was due to expenses associated with loan foreclosures in 2007.

Legal fees increased $200,000, or 141.8% to $341,000 for the year ended December 31, 2007, compared to $141,000 for the year ended December 31, 2006.  This increase was primarily due to an increase in fees associated with loan foreclosures and collections.

Other non-interest expense increased $270,000, or 9.4% to $3,154,000 for the year ended December 31, 2007, compared to $2,884,000 for the year ended December 31, 2006.  This increase was primarily the result of a  $173,000 increase in advertising relating to new product promotions and a $101,000 increase in professional fees relating to new policy development for the year ended December 31, 2007, compared to the year ended December 31, 2006.

Income Taxes.  Income taxes decreased $2,699,000, or 25.4% to $7,909,000 for the year ended December 31, 2007, compared to $10,608,000 for the year ended December 31, 2006 due to lower pretax income.  The effective tax rate for the years ended December 31, 2007 and 2006 was 41.6% and 40.2%, respectively.

Liquidity and Capital Resources.

In 2008, Bancorp’s sources of liquidity were loan repayments, maturing investments, deposits, borrowed funds, sale of equity, and the sale of loans.  Bancorp considers core deposits stable funding sources and includes all deposits, except time deposits of $100,000 or more.  At December 31, 2008, core deposits equaled 66% of total deposits.  The Bank’s experience has been that a substantial portion of certificates of deposit renew at time of maturity and remain on deposit with the Bank.  Additionally, loan payments, maturities, deposit growth and earnings contributed to Bancorp’s flow of funds.

In addition to its ability to generate deposits, Bancorp has external sources of funds, which may be drawn upon when desired.  The primary source of external liquidity is an available line of credit equal to 30% of the Bank’s assets with FHLB-Atlanta.  The available line of credit with FHLB-Atlanta was $303,971,000 at December 31, 2008, of which $153,000,000 was outstanding at that time.  Short-term borrowings were $0 and long-term advances were $153,000,000, at December 31, 2008.

The maturities of these long-term advances at December 31, 2008 were as follows (dollars in thousands):

Rate	Amount	Maturity
2.940% to 4.996%	$ 28,000	2009
5.000%	10,000	2010
-%	-	2011
-%	-	2012
-%	-	2013
1.693% to 4.340%	115,000	Thereafter
	$153,000

    As of December 31, 2008, Bancorp had outstanding an aggregate of $24,119,000 principal amount of subordinated debt, consisting of the 2035 Debentures and the Subordinated Notes.  The 2035 Debentures total $20,619,000, pay interest quarterly at a floating rate of interest of LIBOR (4.82% December 31, 2008) plus 200 basis points, and mature on January 7, 2035.  The Subordinated Notes total $3,500,000 and pay interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  As of December 31, 2008, Bancorp had $7,962,000 outstanding in loan commitments, which Bancorp expects to fund from the sources of liquidity described above.  This amount does not include undisbursed lines of credit, home equity lines of credit and standby letters of credit, in the aggregate amount of $74,498,000 at December 31, 2008, which Bancorp anticipates it will be able to fund, if required, from these liquidity sources in the regular course of business.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity.  As of December 31, 2008, Bancorp had no material commitments for capital expenditures.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.
We anticipate that our primary sources of liquidity in fiscal 2009 will be from loan repayments, maturing investments, deposits, borrowed funds, and the sale of loans. We believe that these sources of liquidity will be enough for Bancorp to meet its liquidity needs over the next twelve months.  Cash generated from these liquidity sources may be affected by a number of factors. See “Risk Factors” for a discussion of the factors that can negatively impact the amount of cash we could receive.

Contractual Obligations

The following table contains, for the periods indicated, information regarding the financial obligations owing by Bancorp under contractual obligations.

	Payments due by period (dollars in thousands)
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years

Long term debt	$153,000	$28,000	$10,000	$-	$115,000

Subordinated debentures	24,119	-	-	-	24,119

Operating lease obligations	131	94	37	-	-

Certificates of Deposit	554,747	441,274	83,056	30,417	-

Total	$731,997	$469,368	$93,093	$30,417	$139,119

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

Exposure to interest rate risk is actively monitored by Bancorp’s management.  Its objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments.  Bancorp uses the OTS Net Portfolio Value (“NPV”) model to monitor its exposure to interest rate risk, which calculates changes in NPV.  The following table represents Bancorp’s NPV at December 31, 2008.  The NPV was calculated by the OTS, based upon information provided to the OTS.

INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)
			Net Portfolio Value		NPV as % of PV of Assets
Change In Rates		$ Amount	$ Change	% Change	NPV Ratio	Change
(dollars are in thousands)
+300	bp	123,807	(14,085)	(10%)	12.58%	(95	bp)
+200	bp	131,939	(5,952)	(4%)	13.23%	(31	bp)
+100	bp	136,762	(1,130)	(1%)	13.56%	2	bp
+50	bp	171,124	33,232	24%	16.88%	334	bp
0	bp	137,892			13.53%
-50	bp	178,397	40,505	29%	17.44%	390	bp
-100	bp	140,961	3,069	2%	13.75%	22	bp

The above table suggests that if interest rates rise 100 bps, Bancorp’s interest sensitive assets would decline in value by $1,130,000.

Item 8.  Financial Statements and Supplementary Data

Financial statements and supplementary data are included herein at pages F-1 through F-34.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Under the supervision and with the participation of Bancorp's management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2008. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the period covered by this report, Bancorp’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by  Bancorp in its reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Bancorp’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.  Based on that evaluation, there were no such changes during the quarter ended December 31, 2008.

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

Management assessed the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2008.  In making this assessment, it used the criteria set forth by the Committee of Sponsorship Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on its assessment, management concluded that as of December 31, 2008, Bancorp’s internal control over financial reporting is effective and meets the criteria of the Internal Control – Integrated Framework.

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

Based on the considerations set forth above, at its meeting on November 18, 2008, the Compensation Committee approved bonuses for the Bank’s executive officers for fiscal year 2008 as follows: Alan J. Hyatt, $72,000; S. Scott Kirkley, $30,000; and Thomas G. Bevivino, $40,000.  In addition, the Compensation Committee, at its meeting on November 18, 2008, approved the annual base salaries of the Bank’s executive officers for fiscal year 2009 as follows: Alan J. Hyatt, $338,000; S. Scott Kirkley, $200,000; and Thomas G. Bevivino, $188,000.  Mr. Kirkley has taken a six-month leave of absence effective February 9, 2009, for personal reasons.  During his leave of absence, he will receive salary at an annual rate of $100,000.

PART III

Item 10.  Directors and Executive Officers of the Registrant and Corporate Governance

Reference is made to the section captioned “Discussion of Proposals Recommended by the Board - Proposal 1:  Election of Directors” in Bancorp's Proxy Statement relating to the 2009 Annual Stockholders Meeting (“Proxy Statement”), and the information contained in item 4.1 of this Form 10-K,  for the information required by this Item, which is hereby incorporated by reference.

Reference is made to the section captioned “Stock Ownership” in Bancorp’s Proxy Statement for the information required by this Item, which is hereby incorporated by reference.

Reference is made to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in Bancorp’s Proxy Statement for the information required by this Item, which is hereby incorporated by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the section captioned “Stock Ownership,” and “Executive and Director Compensation” in Bancorp's Proxy Statement for the information required by this Item, which is hereby incorporated by reference.  The following table provides certain information as of December 31, 2008 with respect to Bancorp’s equity based compensation plans.

	Number of		Number of
	securities to be		securities
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding	outstanding	under equity
	options, warrants	options, warrants	compensation
Plan Category	and rights	and rights	plans
Equity compensation
plan approved by
security holders	114,950	$15.87	506,050
Equity compensation
plans not approved by
security holders	-	-	-
Total	114,950	$15.87	506,050

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

Item 14.  Principal Accounting Fees and Services

Reference is made to the section captioned “Discussion of Proposals Recommended by the Board – Proposal 2: Ratification of Appointment of Independent Auditor - Relationship with Independent Auditor” and “Policy on Audit and Examining Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor” in Bancorp's Proxy Statement for the information required by this Item, which is hereby incorporated by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)                The following consolidated financial statements of Bancorp and its wholly owned subsidiaries are filed as part of this report:

1.           Financial Statements
·Report of Beard Miller Company LLP, independent registered public accounting firm.
·Consolidated statements of financial condition at December 31, 2008 and December 31, 2007
·Consolidated statements of income for the years ended December 31, 2008, 2007, and 2006
·Consolidated statements of cash flows for the years ended December 31, 2008, 2007, and 2006
·Consolidated statements of stockholders’ equity for the years ended December 31, 2008, 2007 and 2006.
·Notes to consolidated financial statements

2.           Financial Statement Schedules
All financial statement schedules have been omitted, as required information is either inapplicable or included in the consolidated financial statements or related notes.

3.           Exhibits
The following exhibits are filed as part of this report:

Exhibit No.       Description of Exhibit

3.1               Articles of Incorporation of Severn Bancorp, Inc., as amended
3.2               Bylaws of Severn Bancorp, Inc., as amended (1)
4.1                     Warrant for Purchase of Shares of Common Stock (2)
10.1+                 Description of Compensation of Directors and Officers
10.2+                 Stock Option Plan (3)
10.3+                 Employee Stock Ownership Plan (4)
10.4+                 Form of Common Stock Option Agreement (5)
10.5+                 2008 Equity Incentive Plan (6)
10.6                   Form of Subscription Agreement (7)
10.7                   Form of Subordinated Note (7)
10.8	Purchase Agreement, dated November 21, 2008, between Bancorp and the United States Department of the Treasury (2)
14                      Code of Ethics (8)
21.1                   Subsidiaries of Severn Bancorp, Inc. (9)
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

(1) Incorporated by reference from Bancorp’s Annual Report on Form 10-K for fiscal year ended December 31, 2007 and filed with Securities and Exchange Commission on March 12, 2008.

(2)  Incorporated by reference from Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2008.

(3) Incorporated by reference from Bancorp's Annual Report on Form 10-K filed for fiscal year ended December 31, 2004 and with the Securities and Exchange Commission on March 21, 2005.

(4) Incorporated by reference from Bancorp's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 7, 2002.

(5) Incorporated by reference from Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006.

(6) Incorporated by reference from Bancorp’s 2008 Proxy Statement filed with Securities and Exchange Commission on March 12, 2008.

(7)  Incorporated by reference from Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(8) Incorporated by reference from Bancorp's Annual Report on Form 10-K for fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 25, 2004.

(9) Incorporated by reference from Bancorp’s Annual Report on Form 10-K for fiscal year ended December 31, 2006 and  filed with the Securities and Exchange Commission on March 14, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVERN BANCORP, INC.

March 11, 2009                                                           /s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 11, 2009                                                           /s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board,
President, Chief Executive Officer
and Director

March 11, 2009                                                           /s/ Thomas G. Bevivino
Thomas G. Bevivino, Executive Vice
President, Chief Financial Officer,
Secretary and Treasurer

March 11, 2009                                                            /s/ Melvin E. Meekins, Jr.
Melvin E. Meekins, Jr.,
Vice Chairman of the Board

March 11, 2009                                                           /s/ Melvin Hyatt
Melvin Hyatt, Director

March 11, 2009                                                            /s/ Ronald P. Pennington
Ronald P. Pennington, Director

March 11, 2009                                                           /s/ T. Theodore Schultz
T. Theodore Schultz, Director

March 11, 2009                                                            /s/ Albert W. Shields
Albert W. Shields, Director

March 11, 2009                                                            /s/ Louis DiPasquale, Jr.
Louis DiPasquale, Jr., Director

March 11, 2009                                                          /s/ Keith Stock
Keith Stock, Director