Form 10-Q
period 2009-03-31
SEVERN BANCORP INC
filed 2009-05-14
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

N/A
(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐ Accelerated filer  ☐  Non- accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on May 13, 2009: 10,066,679 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Table of Contents

  i

PART I– FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
          (dollars in thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$13,840	$14,082
Interest bearing deposits in other banks	563	271
Federal funds sold	5,386	17,952
Cash and cash equivalents	19,789	32,305
Investment securities held to maturity	1,245	1,345
Loans held for sale	2,171	453
Loans receivable, net of allowance for loan losses of
$18,885 and $14,813, respectively	890,180	896,006
Premises and equipment, net	29,947	30,267
Federal Home Loan Bank of Atlanta stock at cost	8,789	8,694
Accrued interest receivable and other assets	20,696	18,581

Total assets	$972,817	$987,651

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$677,048	$683,866
Long-term borrowings	146,000	153,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	3,941	2,999

Total liabilities	851,108	863,984

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
Preferred stock series “A”, 437,500 shares issued and outstanding	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized;
10,066,679 shares issued and outstanding	101	101
Additional paid-in capital	73,621	73,522
Retained earnings	47,983	50,040

Total stockholders' equity	121,709	123,667

Total liabilities and stockholders' equity	$972,817	$987,651

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	For The Three Months Ended March 31,
	2009	2008

Interest Income
Loans, including fees	$13,636	$16,875
Securities, taxable	16	22
Other	(36)	254
Total interest income	13,616	17,151

Interest Expense
Deposits	5,593	7,171
Short-term borrowings	12	37
Long-term borrowings and subordinated debentures	1,606	2,026
Total interest expense	7,211	9,234

Net interest income	6,405	7,917
Provision for loan losses	4,534	750
Net interest income after provision for loan losses	1,871	7,167

Non-interest Income
Real estate commissions	218	76
Real estate management fees	157	153
Mortgage banking activities	50	176
Other	191	115
Total non-interest income	616	520

Non-Interest Expenses
Compensation and related expenses	2,324	2,266
Occupancy	307	409
Foreclosed real estate expenses, net	626	125
Legal fees	169	149
Other	1,120	1,137
Total non-interest expenses	4,546	4,086

Income (loss) before income tax provision (benefit)	(2,059)	3,601
Income tax provision (benefit)	(714)	1,466

Net income (loss)	$(1,345)	$2,135
Amortization of discount on preferred stock	(68)	-
Dividends on preferred stock	(359)	-
Net income (loss) available to common stockholders	$(1,772)	$2,135
Basic earnings (loss) per share	$(0.18)	$0.21
Diluted earnings (loss) per share	$(0.18)	$0.21
Common stock dividend declared per share	$0.03	$0.06

             The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For The Three Months Ended March 31,
	2009	2008

Cash Flows from Operating Activities

Net income (loss)	$(1,345)	$2,135
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Amortization of deferred loan fees	(533)	(757)
Net amortization of premiums and
discounts	1	1
Provision for loan losses	4,534	750
Provision for depreciation	319	344
Gain on sale of loans	(49)	(107)
Proceeds from loans sold to others	5,627	7,233
Loans originated for sale	(7,296)	(8,085)
Stock-based compensation expense	32	32
(Increase) decrease in accrued interest receivable
and other assets	(969)	961
Increase in accrued interest payable and other liabilities	942	1,600

Net cash provided by operating activities	1,263	4,107

Cash Flows from Investing Activities

Proceeds from maturing investment securities	-	1,000
Principal collected on mortgage-backed securities	99	8
Net decrease in loans	679	6,383
Proceeds from sale of foreclosed real estate	-	295
Investment in premises and equipment	(23)	(124)
Proceeds from disposal of premises and equipment	24	-
Redemption (purchase) of Federal Home Loan Bank
of Atlanta stock	(95)	578
Net cash provided by investing activities	684	8,140

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For The Three Months Ended March 31,
	2009	2008

Cash Flows from Financing Activities

Net increase (decrease) in deposits	(6,818)	12,033
Decrease in short-term borrowings	-	(15,000)
Repayment of borrowed funds, long-term	(7,000)	-
Common stock dividend paid	(302)	(604)
Series A preferred stock dividend paid	(70)	-
Series B preferred stock dividend paid	(273)	-

Net cash used in financing activities	(14,463)	(3,571)
Increase (decrease) in cash and cash equivalents	(12,516)	8,676
Cash and cash equivalents at beginning of year	32,305	11,266

Cash and cash equivalents at end of period	$19,789	$19,942

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest	$7,402	$9,411

Income taxes	$250	$369

Transfer of loans to foreclosed real estate	$1,147	$1,214

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009 or any other interim period.  The unaudited consolidated financial statements for the three months ended March 31, 2009 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Note 5 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for each period.  Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options, warrants, and convertible preferred stock, and are determined using the treasury stock method. For the three month period ended March 31, 2009, none of the Company’s outstanding stock options, which totaled 114,950, nor the outstanding warrant or convertible preferred stock, were included in

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

the diluted (loss) per share calculation, because they were antidilutive.  Not included in the diluted earnings per share calculation for the three month period ended March 31, 2009 were 121,000 outstanding stock options, a warrant to purchase 556,976 shares of common stock and 437,000 shares of common stock issuable upon conversion of the Company Series A Preferred Stock.

	Three Months Ended
	March 31,
	2009	2008
Common shares – weighted average (basic)	10,066,679	10,066,679
Common share equivalents – weighted average	-	-
Common shares – diluted	10,066,679	10,066,679

Note 6 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally all letters of credit, when issued, have expiration dates within one year.  The credit risks involved in issuing letters of credit are similar to those that are involved in extending loan facilities to customers.  The Company generally holds collateral supporting these commitments.  The Company had $11,925,000 of standby letters of credit outstanding as of March 31, 2009.  Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of March 31, 2009 and December 31, 2008 for guarantees under standby letters of credit issued was not material.

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

	Actual	Actual	To Be Well Capitalized Under
	at March 31, 2009	at December 31, 2008	Prompt Corrective Provisions
Tangible (1)	13.6%	13.5%	N/A
Tier I Capital (2)	16.7%	16.9%	6.0%
Core (1)	13.6%	13.5%	5.0%
Total Capital (2)	17.9%	18.1%	10.0%

(1) To adjusted total assets.
             (2) To risk-weighted assets.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 8 - Stock-Based Compensation

The Company has a stock-based compensation plan for directors, officers, and other key employees of the Company.  The aggregate number of shares of common stock that may be issued with respect to the awards granted under the plan is 500,000 plus any shares forfeited under the Company’s old stock-based compensation plan.  Under the terms of the plan, the Company has the ability to grant various stock compensation incentives, including stock options, stock appreciation rights, and restricted stock.  The stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors.  Under the stock-based compensation plan, stock options generally have a maximum term of ten years, and are granted with an exercise price at least equal to the fair market value of the common stock on the date the options are granted.  Generally, options granted to directors of the Company vest immediately, and options granted to officers and employees vest over a five-year period, although the Compensation Committee has the authority to provide for different vesting schedules.

The Company follows SFAS 123R to account for stock-based compensation.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statement of income at fair value.  SFAS 123R requires an entity to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award.  The expense is recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense for the three months ended March 31, 2009 and March 31, 2008 totaled $32,000.  There were no options granted or exercised during the three months ended March 31, 2009 and March 31, 2008.

Information regarding the Company’s stock option plan as of and for the three months ended March 31, 2009 and 2008 is as follows:

	2009		2008
		Weighted Average		Weighted Average
		Exercise Price		Exercise Price
	Shares	Per Share	Shares	Per Share
Outstanding at beginning of year	114,950	$15.87	122,815	$15.85
Options granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at period end	114,950	$15.87	122,815	$15.85
Exercisable at period end	74,365	$15.85	56,467	$15.83

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

The following table summarizes the stock options outstanding and exercisable as of March 31, 2009.

Options Outstanding and Exercisable
		Weighted Average Remaining	Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price

$15.62	63,172	1.89	$15.62
$17.18	11,193	1.89	$17.18
$15.62-$17.18	74,365	1.89	$15.85

As of March 31, 2009, there was $242,000 of total unrecognized stock-based compensation cost related to non-vested stock options, which is expected to be recognized over a period of twenty-three months.

Note 9 - Fair Values of Financial Instruments

In September 2006, the FASB issued FASB Statement (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.

The primary effect of SFAS 157 on the Company was to expand the required disclosures pertaining to loans accounted for under SFAS 114 and foreclosed real estate.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair market hierarchy under SFAS 157 are as follows:

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

The following table summarizes the valuation of assets and liabilities measured at fair value on a recurring basis, by the above SFAS 157 pricing methodology as of March 31, 2009 and December 31, 2008 (dollars in thousands):

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

	Fair Value Measurement at March 31, 2009 Using
	Total	Level 1	Level 2	Level 3

Loans accounted for under SFAS 114	$43,499	-	-	$43,499
Foreclosed real estate	6,895	-	-	6,895

	Fair Value Measurement at December 31, 2008 Using
	Total	Level 1	Level 2	Level 3

Loans accounted for under SFAS 114	$32,054	-	-	$32,054
Foreclosed real estate	6,317	-	-	6,317

Loans accounted for under SFAS No. 114 – Loans included in the above table were those that were accounted for under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurement.  The fair value consisted of the loan balances of $52,867,000 and $37,444,000 at March 31, 2009 and December 31, 2008, respectively, less their valuation allowances of $9,368,000 and $5,390,000 at March 31, 2009 and December 31, 2008, respectively, as determined under SFAS No. 114.

Foreclosed real estate – Real estate acquired through foreclosure is recorded at fair value less estimated disposal costs.  Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure. In the event of a subsequent decline, management provides an allowance to reduce real estate acquired through foreclosure to fair value less estimated disposal cost. Expenses incurred on foreclosed real estate prior to disposition are charged to expense. Gains or losses on the sale of foreclosed real estate are recognized upon disposition of the property.  Foreclosed real estate totaled $6,895,000 and $6,317,000 as of March 31, 2009 and December 31, 2008, respectively, and is included in other assets.

During the period there were no assets or liabilities that were required to be re-measured on a nonrecurring basis.

The following table summarizes the roll forward of level 3 assets for the three months ended March 31, 2009 (dollars in thousands):

Impaired Loans		Foreclosed Real Estate
Balance at December 31, 2008	$32,054	$6,317
Transfer to foreclosed real estate	(1,305)	1,147
Additions	17,041	-
Additional reserves	(3,978)	(569)
Paid off/sold	(313)	-
Balance at March 31, 2009	$43,499	$6,895

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

The $3,978,000 in additional reserves recorded against impaired loans was included in the provision for loan losses on the statement of income for the three months ended March 31, 2009.  The $569,000 of additional reserves recorded against foreclosed real estate was included in non-interest expenses on the statement of income for the three months ended March 31, 2009.  Included in the $1,147,000 of loans transferred to foreclosed real estate was 1 loan totaling $199,000 that was not considered impaired per SFAS No. 114.

Note 10 - Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FASB Statement No. 141 (R) Business Combinations was issued in December of 2007.  This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  This Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This new pronouncement will impact the Company’s accounting for any business combinations beginning January 1, 2009.

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

Forward Looking Statements

In addition to the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements contained herein include, but are not limited to, those with respect to the Bank’s strategy; management’s determination of the amount of the loan loss allowance; the effect of changes in interest rates;  changes in deposit insurance premiums; ability to meet obligations; and legal proceedings.  The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  The Company’s operations and actual results could differ significantly from those discussed in the forward-looking statements.  Some of the factors that could cause or contribute to such differences include, but are not limited to, the success of the Bank’s strategy; changes in the economy and interest rates both in the nation and Company’s general market area; federal and state regulation; and competition and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including “Item 1A. Risk Factors” contained in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 of the audited consolidated financial statements as of December 31, 2008 which were included in the Company’s Annual Report on Form 10-K.  Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments.  In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore on the provision for loan losses and results of operations.  The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

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

The Company continues to experience challenges similarly faced by many financial institutions resulting from the slowdown in the financial and real estate markets, including increased loan delinquencies and a decrease in the demand for certain loan products including mortgage, construction, development, and land acquisition loans. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses and other factors, have adversely affected our borrowers. This economic deterioration has caused loan delinquencies and impaired loans to increase. In addition, strong competition for new loans and deposits has caused the interest rate spread between the Company’s cost of funds and what it earns on loans to decrease from 2008 levels.  This was primarily due to an increase in non-accrual loans, and to decreases in interest rates earned on loans outpacing the decreases in interest paid on deposits and other borrowings.  The Company’s loan portfolio has decreased $5,826,000, or 0.7%, to $890,180,000 at March 31, 2009, compared to $896,006,000 at December 31, 2008.

The Company has experienced an increase in delinquent loans and has increased its provision for loan losses from 2008 levels accordingly.  The Company believes that the allowance for loan losses was adequate at March 31, 2009.

The Company will be challenged to grow its loan portfolio in the current economic downturn.  In addition to the challenges faced with the current economy, the Company may also experience less loan demand if interest rates rise.  The Company will continue to manage loan and deposit pricing against the risks of rising costs of its deposits and borrowings.

The Company’s success continues to be dependent on the strength of the markets in which it operates, including the Company’s ability to originate and grow its mortgage loans, as well as its continuing ability to maintain comparatively low overhead costs.

If the volatility in the market and the economy continue or worsen, the Company’s business, financial condition, results of operations, access to funds and the price of our stock could be materially and adversely impacted.

Results of Operations

Net income decreased by $3,480,000, or 163.0%, to a net loss of $1,345,000 for the first quarter of 2009, compared to net income of $2,135,000 for the first quarter of 2008.  Basic and diluted earnings (loss) per share decreased by $.39, or 185.7% to ($.18) for the first quarter of 2009 compared to $.21 for the first quarter of 2008.  The decrease in net income (loss) and basic and diluted earnings (loss) per share over last year was a result of the Company’s lower interest rate spread, and a higher provision for loan losses.  The interest rate spread is the difference between the Company’s cost of funds and yield on earning assets.  The Company’s interest rate spread decreased by .69%, to 2.43% for the three months ended March 31, 2009, compared to 3.12% for the same period in 2008.

Net interest income, which is interest earned net of interest expense, decreased by $1,512,000, or 19.1%, to $6,405,000 for the first quarter of 2009, compared to $7,917,000 for the first quarter of 2008.  The primary reason for the decrease in net interest income was an increase in non-accrual loans, and because the interest rates earned on the Company’s loan portfolio have decreased faster than the decrease in interest rates paid on the Company’s interest bearing liabilities.  Net interest margin for the three months ended March 31, 2009 was 2.79%, compared to 3.46% for the same period in 2008.  In addition, other interest income was a negative $36,000 for the quarter ended March 31, 2009 primarily due to a reversal of an accrual made for a FHLB Atlanta dividend that was not received.

The provision for loan losses increased by $3,784,000, or 504.5%, to $4,534,000 for the first quarter of 2009, compared to $750,000 for the first quarter of 2008. The provision for loan losses and allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio.  Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors.  While management believes the current allowance for loan losses is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.  For additional discussion, see “Asset Quality” below.

Total non-interest income increased by $96,000, or 18.5%, to $616,000 for the first quarter of 2009, compared to $520,000 for the first quarter of 2008. The primary reason for the increase in other income was an increase in real estate commissions by Hyatt Commercial from the sale and lease of commercial property. Real estate commissions increased $142,000, or 186.8%, to $218,000 for the first quarter of 2009, compared to $76,000 for the first quarter of 2008.  Mortgage banking activities decreased $126,000, or 71.6%, to $50,000 for the first quarter of 2009 compared to $176,000 for the first quarter of 2008. The primary reason for this decline was the decision to close Homeowners’ Title in August 2008, which resulted in fewer fees earned by the Company. Other income for the three months ended March 31, 2009 increased $76,000, or 66.1%, to $191,000 compared to $115,000 for the same period in 2008.  This increase was primarily the result of additional fees collected during the first quarter of 2009 compared to the first quarter of 2008.

Total non-interest expenses increased by $460,000, or 11.3%, to $4,546,000 for the first quarter of 2009, compared to $4,086,000 for the first quarter of 2008.  Compensation and related expenses increased by $58,000, or 2.6%, to $2,324,000 for the first quarter of 2009, compared to $2,266,000 for the same period in 2008. This increase was primarily because of higher commissions paid by Hyatt Commercial to commercial real estate agents.  Net occupancy costs decreased by $102,000, or 24.9%, to $307,000 for the first quarter of 2009, compared to $409,000 for the first quarter of 2008.  This decrease was the result of a decrease in net rents, utilities and depreciation expenses.  Foreclosed real estate expenses, net increased by $501,000, or 400.8%, to $626,000 for the first quarter of 2009, compared to $125,000 for the same period in 2008.  This increase was the result of additional foreclosure expenses incurred due to the economic environment and the increase in loan foreclosures experienced by the Company.  Legal fees increased by $20,000, or 13.4%, to $169,000 for the first quarter of 2009, compared to $149,000 for the same period in 2008.  This increase is the result of increased legal activity relating to loan delinquencies.

Income Taxes

The income tax provision decreased by $2,180,000, or 148.7%, to a tax benefit of $714,000 for the first quarter of 2009, compared to a tax expense of $1,466,000 for the first quarter of 2008.  The decrease is consistent with the decrease in pretax income (loss). The effective tax rate for the three months ended March 31, 2009 was (34.7%) compared to 40.7% for the same period in 2008.  The change in the effective tax rate was primarily due to a valuation allowance placed on a portion of the deferred tax asset resulting from current state operating loss carryforward.

Analysis of Financial Condition

Total assets decreased $14,834,000, or 1.5%, to $972,817,000 at March 31, 2009, compared to $987,651,000 at December 31, 2008.  Cash and cash equivalents decreased by $12,516,000, or 38.7%, to $19,789,000 at March 31, 2009, compared to $32,305,000 at December 31, 2008. This decrease was primarily in federal funds sold. The loan portfolio decreased, as net loans receivable decreased $5,826,000, or 0.7%, to $890,180,000 at March 31, 2009, compared to $896,006,000 at December 31, 2008.  This decrease was the result of the continued general slowdown in loan demand during the first quarter of 2009.  Loans held for sale increased $1,718,000, or 379.2%, to $2,171,000 at March 31, 2009, compared to $453,000 at December 31, 2008.  This increase was primarily due to the timing of loans pending sale as of March 31, 2009.  Total deposits decreased $6,818,000, or 1.0%, to $677,048,000 at March 31, 2009 compared to $683,866,000 at December 31, 2008.  This decrease was primarily attributable to the repayment of brokered certificates of deposit.  FHLB Atlanta borrowings decreased $7,000,000, or 4.6%, to $146,000,000 at March 31, 2009, compared to $153,000,000 as of December 31, 2008. This was a result of paying off long-term FHLB Atlanta advances at maturity with proceeds received upon payoff of loans held by the Company.

Stockholders’ Equity

Total stockholders’ equity decreased $1,958,000, or 1.6%, to $121,709,000 at March 31, 2009 compared to $123,667,000 as of December 31, 2008.  This decrease was primarily a result of the first quarter net loss, and the dividends paid to its common and preferred stockholders.

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

Foreclosed real estate includes properties that have been repossessed or acquired in complete or partial satisfaction of debt.  Such properties, which are held for resale, are carried at fair value, including a reduction for the estimated selling expenses.

The following table presents the Company’s non-performing assets as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31, 2009	Number of loans	December 31, 2008	Number of loans

Loans accounted for on a non-accrual basis:
Mortgage loans:
Residential - consumer	$33,721	76	$30,769	73
Residential - builder	25,184	51	20,970	45
Commercial	1,615	9	3,047	11
Non-mortgage loans:
Consumer	7	1	9	2
Commercial loans	2,096	6	-	-
Total non-accrual loans	$62,623	143	$54,795	131
Accruing loans greater than 90 days past due	$-		$-
Foreclosed real-estate	$6,895		$6,317
Total non-performing assets	$69,518		$61,112
Total non-accrual loans to net loans	7.0%		6.1%
Allowance for loan losses	$18,885		$14,813
Allowance to total loans	2.1%		1.6%
Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	30.2%		27.0%
Total non-accrual and accruing loans greater than
90 days past due to total assets	6.4%		5.5%
Total non-performing assets to total assets	7.1%		6.2%

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

The following table summarizes the change in impaired loans for the three months ended March 31, 2009 (dollars in thousands):

Impaired loans at December 31, 2008	$69,836
Added to impaired loans	30,563
Gross loans transferred to foreclosed real estate	(1,504)
Paid off prior to foreclosure	(1,960)
Impaired loans at March 31, 2009	$96,935

Included in the above impaired loans amount at March 31, 2009 is $34,312,000 of loans that are not in non-accrual status. In addition, there was a total of $60,197,000 of residential real estate loans included in impaired loans at March 31, 2009, of which $38,984,000 were to consumers and $21,213,000 to builders. Impaired loans are individually reviewed by management to determine their estimated fair value, and a specific reserve is established, if necessary, for the difference between the original carrying value of any loan and its estimated fair value.

As of March 31, 2009, the Company had foreclosed real estate consisting of 26 residential properties with a carrying value of $6,895,000.  During the three month period ended March 31, 2009, the Company sold no properties previously included in foreclosed real estate. The following table summarizes the changes in foreclosed real estate for the three months ended March 31, 2009, (dollars in thousands):

Foreclosed real estate at December 31, 2008	$6,317
Transferred from impaired loans, net of charge-offs of $357	1,147
Property improvements	-
Property sold	-
Additional write downs	(569)
Foreclosed real estate at March 31, 2009	$6,895

Liquidity

The Company’s liquidity is determined by its ability to raise funds through several sources including borrowed funds, capital, deposits, loan repayments, maturing investments, and the sale of loans.  Based on the internal and external sources available, the Company’s liquidity position exceeded anticipated short-term and long-term needs as of March 31, 2009.  Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In assessing its liquidity, the management of the Company considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that the Company may take advantage of business opportunities.

Management believes it has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $413,706,000 at March 31, 2009. Based on past experience, management believes that a significant portion of such deposits will remain with the Company. At March 31, 2009, the Company had commitments to originate loans of $26,709,000, unused lines of credit of $32,625,000, and commitments under standby letters of credit of $11,925,000.  The Company has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise. As of March 31, 2009, outstanding FHLB Atlanta borrowings totaled $146,000,000, and the Company had available to it an additional $148,850,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities decreased $2,844,000 to $1,263,000 for the three months ended March 31, 2009, compared to $4,107,000 for the same period in 2008. This decrease was primarily the result of a net loss, lower proceeds from loans sold to others, and a larger decrease in accrued interest receivable and other assets in 2009.  Net cash provided by investing activities decreased $7,456,000 to $684,000 for the three months ended March 31, 2009, compared to $8,140,000 for the same period in 2008.  This decrease was primarily due to less cash proceeds received from a decrease in the loan portfolio during the three months ended March 31, 2009, compared to the same period in 2008. Net cash used in financing activities increased by $10,082,000 to $14,463,000 for the three months ended March 31, 2009, compared to $3,571,000 for the same period in 2008.  This increase was primarily due to a decrease in deposits during the three months ended March 31, 2009, compared to the same period in 2008, and repayment of a portion of the FHLB Atlanta borrowings.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of thirty percent (30%) of its total assets, with the FHLB Atlanta.  As of March 31, 2009, the total available line of credit with the FHLB Atlanta was approximately $295 million, of which $146 million was outstanding.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.  The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of March 31, 2009 (dollars in thousands):
Principal Amount	Rate	Maturity
$21,000	1.996% to 3.083%	2009
10,000	5.000‰	2010
-	-	2011
-	-	2012
-	-	2013
115,000	2.579% to 4.340%	Thereafter
$146,000

Subordinated Debentures

As of March 31, 2009, the Company had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association, as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (1.0944% as of March 31, 2009) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture.  The 2035 Debentures are first redeemable, in whole or in part, by the Company on January 7, 2010.

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

On November 15, 2008, the Company completed a private placement offering consisting of a total of 70 units, at an offering price of $100,000 per unit, for gross proceeds of $7.0 million. Each unit consists of 6,250 shares of the Company's Series A 8.0% Non-Cumulative Convertible Preferred Stock and the Company's Subordinated Note in the original principal amount of $50,000.

The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of the Company at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Debt issuance costs totaled $245,000 and are being amortized over 10 years.

Preferred Stock

The Company issued a total of 437,500 shares of its Series A 8.0% Non-Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) as part of the private placement offering completed on November 15, 2008.  The liquidation preference is $8.00 per share.  Each share of Series A Preferred Stock is convertible at the option of the holder into one share of the Company’s common stock, subject to adjustment upon certain corporate events. The initial conversion rate is equivalent to an initial conversion price of $8.00 per share of the Company’s common stock. At the option of the Company, on and after December 31, 2013, at any time and from time to time, some or all of the Series A Preferred Stock may be converted into shares of the Company’s common stock at the then-applicable conversion rate.  Costs related to the issuance of the preferred stock totaled $247,000 and were netted against the proceeds.

If declared by the Company's board of directors, cash dividends at an annual rate of 8.0% will be paid quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008. Dividends will not be paid on the Company’s common stock in any quarter until the dividend on the Series A Preferred Stock has been paid for such quarter; however, there is no requirement that the Company's board of directors declare any dividends on the Series A Preferred Stock and any unpaid dividends shall not be cumulative.

On November 21, 2008, the Company entered into an agreement with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold (i) 23,393 shares of its Series B Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.01 per share and liquidation preference $1,000 per share, (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 556,976 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $23,393,000.  Costs related to the issuance of the preferred stock and warrants totaled $45,000 and were netted against the proceeds.  The Series B Preferred Stock qualifies as Tier 1 capital and will pay cumulative compounding dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.

The Series B Preferred Stock has no maturity date and ranks pari passu with the Company’s existing Series A Preferred Stock, in terms of dividend payments and distributions upon liquidation, dissolution and winding up of the Company.

The Series B Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series B Preferred Stock. If dividends on the Series B Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, the Company’s authorized number of directors will be automatically increased by two and the holders of the Series B Preferred Stock, voting together with holders of any then outstanding voting parity stock, will have the right to elect those directors at the Company’s next annual meeting of stockholders or at a special meeting of stockholders called for that purpose. These preferred share directors will be elected annually and serve until all accrued and unpaid dividends on the Series B Preferred Stock have been paid.

The Warrant has a 10-year term and is immediately exercisable at an exercise price of $6.30 per share of Common Stock.   The exercise price and number of shares subject to the Warrant are both subject to anti-dilution adjustments.   If the Company receives aggregate gross cash proceeds of not less than $23,393,000 from Qualified Equity Offerings on or prior to December 31, 2009, the number of shares of common stock issuable pursuant to Treasury’s exercise of the Warrant will be reduced by one half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Purchase Agreement, Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

The Company’s ability to declare dividends on its common stock is limited by the terms of the Company’s Series A preferred stock and Series B preferred stock.  The Company may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to its common stock in any quarter until the dividend on the Series A Preferred Stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally, prior to November 21, 2011, unless the Company has redeemed the Series B preferred stock or the Treasury Department has transferred the Series B preferred stock to a third party,  the Company may not, without the consent of the Treasury (1) declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.06 per share) or (2) redeem, purchase or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Letter Agreement with the Treasury Department.

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

Average Balance Sheet

The following table presents the Company’s distribution of the average consolidated balance sheets and net interest analysis for the three months ended March 31, 2009 and March 31, 2008:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$905,691	$13,636	6.02%	$896,189	$16,875	7.53%
Mortgage-backed securities(2)	1,278	16	5.01%	1,377	18	5.23%
Other interest-earning assets (3)	11,039	(36)	(1.30%)	16,851	258	6.12%

Total interest-earning assets	918,008	13,616	5.93%	914,417	17,151	7.50%

Non-interest earning assets	57,804			50,590

Total assets	$975,812			$965,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$140,812	793	2.25%	$124,190	558	1.80%
Certificates of deposit	532,577	4,800	3.61%	542,561	6,613	4.88%
Borrowings	150,666	1,618	4.30%	176,667	2,063	4.67%

Total interest-bearing liabilities	824,055	7,211	3.50%	843,418	9,234	4.38%

Non-interest bearing liabilities	28,541			25,017

Stockholders' equity	123,216			96,572

Total liabilities and stockholders’ equity	$975,812			$965,007

Net interest income and interest rate spread		$6,405	2.43%		$7,917	3.12%

Net interest margin			2.79%			3.46%

Average interest-earning assets to average interest-bearing liabilities			111.40%			108.42%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	The Company does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.  No amount has been recognized in the statement of financial condition at March 31, 2009 as a liability for credit loss.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows (dollars in thousands):

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	March 31, 2009
Standby letters of credit	$11,925
Home equity lines of credit	21,682
Unadvanced construction commitments	49,532
Mortgage loan commitments	5,027
Lines of credit	32,625
Loans sold with limited repurchase
provisions	9,435

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 10 to the Consolidated Financial Statements.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2008, as reported in the Company’s Form 10-K filed with the SEC on March 11, 2009.

Item 4.                      Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.                   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our  Annual Report on Form 10-K for the fiscal year ended December 31, 2008, because if any of the risks actually occur, the Company’s business, financial condition or results of operations could be materially and adversely affected.  The Risk factors in our Annual Report on Form 10-K have not materially changed.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operation.  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  The Company’s actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by the Company described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

SEVERN BANCORP, INC.

May 13, 2009	Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 13, 2009	Thomas G. Bevivino
Thomas G. Bevivino, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

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