Form 10-Q
period 2009-08-13
SEVERN BANCORP INC
filed 2009-08-13
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).     Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

                           Large accelerated filer   ☐                                                                                           Accelerated filer  ☐

Non- accelerated filer ☐    (Do not check if a smaller reporting company)                    Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on August 13, 2009: 10,066,679 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Table of Contents

i

PART I– FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
          (dollars in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$26,375	$14,082
Interest bearing deposits in other banks	350	271
Federal funds sold	40,000	17,952
Cash and cash equivalents	66,725	32,305
Investment securities held to maturity	1,237	1,345
Loans held for sale	3,924	453
Loans receivable, net of allowance for loan losses of
$28,931 and $14,813, respectively	863,541	896,006
Premises and equipment, net	29,685	30,267
Federal Home Loan Bank of Atlanta stock at cost	8,609	8,694
Accrued interest receivable and other assets	28,272	18,581

Total assets	$1,001,993	$987,651

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$712,384	$683,866
Long-term borrowings	146,000	153,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	5,287	2,999

Total liabilities	887,790	863,984

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized;
Preferred stock series “A”, 437,500 shares issued and outstanding	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized;
10,066,679 shares issued and outstanding	101	101
Additional paid-in capital	73,721	73,522
Retained earnings	40,377	50,040

Total stockholders' equity	114,203	123,667

Total liabilities and stockholders' equity	$1,001,993	$987,651

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest Income
Loans, including fees	$12,846	$15,486	$26,482	$32,361
Securities, taxable	16	17	32	39
Other	11	238	(25)	492
Total interest income	12,873	15,741	26,489	32,892

Interest Expense
Deposits	5,231	6,496	10,824	13,667
Short-term borrowings	-	-	12	37
Long-term borrowings and subordinated debentures	1,646	1,867	3,252	3,893
Total interest expense	6,877	8,363	14,088	17,597

Net interest income	5,996	7,378	12,401	15,295
Provision for loan losses	12,501	750	17,035	1,500
Net interest income (loss) after provision for loan losses	(6,505)	6,628	(4,634)	13,795

Non-interest Income
Real estate commissions	193	302	411	378
Real estate management fees	163	194	320	347
Mortgage banking activities	154	113	204	289
Other	219	243	410	358
Total non-interest income	729	852	1,345	1,372

Non-Interest Expenses
Compensation and related expenses	2,340	2,487	4,664	4,753
Occupancy	335	407	642	816
Foreclosed real estate expenses, net	1,040	269	1,666	394
Legal fees	254	87	423	236
FDIC assessments and regulatory expense	486	52	540	105
Other	1,253	1,432	2,319	2,516
Total non-interest expenses	5,708	4,734	10,254	8,820

Income (loss) before income tax provision (benefit)	(11,484)	2,746	(13,543)	6,347
Income tax provision (benefit)	(4,611)	1,125	(5,325)	2,591
Net income (loss)	$(6,873)	$1,621	$(8,218)	$3,756
Amortization of discount on preferred stock	67	-	135	-
Dividends on preferred stock	362	-	705	-
Net income (loss) available to common stockholders	$(7,302)	$1,621	$(9,058)	$3,756
Basic earnings (loss) per share	$(.73)	$.16	$(.90)	$.37
Diluted earnings (loss) per share	$(.73)	$.16	$(.90)	$.37
Common stock dividends declared per share	$.03	$.06	$.06	$.12

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,
	2009	2008

Cash Flows from Operating Activities

Net income (loss)	$(8,218)	$3,756
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Amortization of deferred loan fees	(1,085)	(1,478)
Net amortization of premiums and
discounts	2	2
Provision for loan losses	17,035	1,500
Provision for depreciation	638	680
Gain on sale of loans	(204)	(198)
Loss on sale of foreclosed real estate	91	-
Proceeds from loans sold to others	19,701	14,237
Loans originated for sale	(22,968)	(14,421)
Stock-based compensation expense	63	64
(Increase) decrease in net deferred tax asset	(6,814)	449
(Increase) decrease in accrued interest receivable
and other assets	369	(2,671)
Increase in accrued interest payable and other liabilities	2,288	2,338

Net cash provided by operating activities	898	4,258

Cash Flows from Investing Activities

Proceeds from maturing investment securities	-	1,000
Principal collected on mortgage-backed securities	106	17
Net decrease in loans	8,999	8,311
Proceeds from sale of foreclosed real estate	4,179	3,048
Investment in premises and equipment	(80)	(193)
Proceeds from disposal of premises and equipment	24	-
Net redemption of Federal Home Loan Bank
of Atlanta stock	85	1,028
Net cash provided by investing activities	13,313	13,211

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For the Six Months Ended June 30,
	2009	2008

Cash Flows from Financing Activities

Net increase in deposits	28,518	18,103
Decrease in short-term borrowings	-	(15,000)
Additional borrowed funds, long term	-	25,000
Repayment of borrowed funds, long-term	(7,000)	(35,000)
Common stock dividend paid	(604)	(1,208)
Series A preferred stock dividend paid	(140)	-
Series B preferred stock dividend paid	(565)	-

Net cash provided by (used in) financing activities	20,209	(8,105)

Increase in cash and cash equivalents	34,420	9,364
Cash and cash equivalents at beginning of year	32,305	11,266

Cash and cash equivalents at end of period	$66,725	$20,630

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest	$14,307	$17,924

Income taxes	$2,458	$3,359

Transfer of loans to foreclosed real estate	$7,425	$7,110

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009 or any other interim period.  In preparing the accompanying consolidated financial statements, management has evaluated subsequent events through August 13, 2009 (the financial statement issue date).  The unaudited consolidated financial statements for the three and six months ended June 30, 2009 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Note 5 – Change in Accounting Estimate

Beginning in the three month period ending June 30, 2009, management changed the method it used to estimate its allowance for loan losses based on a request of its primary regulator.  Prior to this change, management based its estimate on reviewing individual impaired loans for any required specific reserves, plus applying a general reserve on all other performing loans.  The specific reserve was based on current fair values less estimated selling and disposal costs on loans where management felt appropriate.  The general reserve was calculated based on a weighted average of the prior three calendar years’ historical performance for loan losses, plus qualitative factors management deemed appropriate for the various loan portfolios.performance for loan losses, plus qualitative factors management deemed appropriate for the various loan portfolios.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Beginning with the three month period ending June 30, 2009, management began deducting selling and disposal costs from all fair values when estimating the need for a specific reserve on impaired loans.  In addition, the general reserve is now calculated based on a weighted average of the loan losses for the most recent rolling twelve months plus the prior two calendar years historical performance without consideration of qualitative factors.

This change in estimate resulted in an additional charge to the loan loss reserve of approximately $5,000,000, or $0.50 per share for the three months ended June 30, 2009.

Note 6 - Earnings (Loss) Per Share

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

Not included in the diluted earnings per share calculation for the three and six month periods ended June 30, 2009, because they were anti-dilutive, were 113,740 outstanding stock options, a warrant to purchase 556,976 shares of common stock and 437,500 shares of common stock issuable upon conversion of the Company Series A Preferred Stock.  For the three and six month periods ended June 30, 2008, all of the Company’s outstanding stock options, which totaled 117,854, were not included in the diluted earnings per share calculation because there were anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Common shares – weighted average (basic)	10,066,679	10,066,679	10,066,679	10,066,679
Common share equivalents – weighted average	-	-	-	-
Common shares – diluted	10,066,679	10,066,679	10,066,679	10,066,679

Note 7 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally all letters of credit, when issued, have expiration dates within one year.  The credit risks involved in issuing letters of credit are similar to those that are involved in extending loan facilities to customers.  The Company generally holds collateral supporting these commitments.  The Company had $11,485,000 of standby letters of credit outstanding as of June 30, 2009.  Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of June 30, 2009 and December 31, 2008 for guarantees under standby letters of credit issued was not material.

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

	Actual	Actual	To Be Well Capitalized Under
	at June 30, 2009	at December 31, 2008	Prompt Corrective Provisions
Tangible (1)	12.4%	13.5%	N/A
Tier I Capital (2)	15.7%	16.9%	6.0%
Core (1)	12.4%	13.5%	5.0%
Total Capital (2)	16.9%	18.1%	10.0%

(1) To adjusted total assets.
             (2) To risk-weighted assets.

Note 9 - Stock-Based Compensation

The Company has a stock-based compensation plan for directors, officers, and other key employees of the Company.  The aggregate number of shares of common stock that may be issued with respect to the awards granted under the plan is 500,000 plus any shares forfeited under the Company’s old stock-based compensation plan.  Under the terms of the stock-based compensation plan, the Company has the ability to grant various stock compensation incentives, including stock options, stock appreciation rights, and restricted stock.  The stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors.  Under the stock-based compensation plan, stock options generally have a maximum term of ten years, and are granted with an exercise price at least equal to the fair market value of the common stock on the date the options are granted.  Generally, options granted to directors of the Company vest immediately, and options granted to officers and employees vest over a five-year period, although the Compensation Committee has the authority to provide for different vesting schedules.

The Company follows SFAS 123R to account for stock-based compensation.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statement of operations at fair value.  SFAS 123R requires an entity to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award.  The expense is recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense for the three and six months ended June 30, 2009 totaled $31,000 and $63,000, respectively.  Stock-based compensation expense for the three and six months ended June 30, 2008 totaled $32,000 and $64,000, respectively.  There were no options granted or exercised during the three and six months ended June 30, 2009 and June 30, 2008.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Information regarding the Company’s stock-based compensation plan as of and for the six months ended June 30, 2009 is as follows:

	2009
		Weighted Average
		Exercise Price
	Shares	Per Share
Outstanding at beginning of year	114,950	$15.87
Options granted	-	-
Exercised	-	-
Forfeited	(1,210)	$15.62
Outstanding at period end	113,740	$15.87
Exercisable at period end	78,852	$15.86

The following table summarizes the stock options outstanding and exercisable as of June 30, 2009.

Options Outstanding and Exercisable
		Weighted Average Remaining	Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price

$15.62	66,752	1.64	$15.62
$17.18	12,100	1.64	$17.18
$15.62-$17.18	78,852	1.64	$15.86

As of June 30, 2009, there was $210,000 of total unrecognized stock-based compensation cost related to non-vested stock options, which is expected to be recognized over a period of twenty months.

Note 10 - Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
June 30, 2009:

Residential mortgage backed securities	$1,237	$12	$19	$1,230

December 31, 2008:

Residential mortgage backed securities	$1,345	$11	$27	$1,329

On June 30, 2009 and December 31, 2008, there were no notes or mortgage-backed securities pledged as collateral.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

The following tables show fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2009 and December 31, 2008. Included in the table for 2009 and 2008 are four mortgage backed securities. Management believes that the unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds.  These unrealized losses are considered temporary as they reflect fair values on June 30, 2009 and December 31, 2008 and are subject to change daily as interest rates fluctuate.

	Less than 12 months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2009:	(dollars in thousands)

Mortgage backed securities	$-	$-	$266	$19	$266	$19

December 31, 2008:

Mortgage backed securities	$-	$-	$1,151	$27	$1,151	$27

Note 11 - Fair Values of Financial Instruments

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

The following table summarizes the valuation of assets re-measured at fair value on a nonrecurring basis, by the above SFAS 157 pricing methodology as of June 30, 2009 and December 31, 2008 (dollars in thousands):

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

	Fair Value Measurement at June 30, 2009 Using
	Total	Level 1	Level 2	Level 3

Loans accounted for under SFAS 114	$42,874	-	-	$42,874
Foreclosed real estate	8,116	-	-	8,116

	Fair Value Measurement at December 31, 2008 Using
	Total	Level 1	Level 2	Level 3

Loans accounted for under SFAS 114	$32,054	-	-	$32,054
Foreclosed real estate	6,317	-	-	6,317

There were no liabilities that were required to be re-measured on a nonrecurring basis during the period ended June 30, 2009 or the year ended December 31, 2008.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Bank’s financial instruments at June 30, 2009 and December 31, 2008.

Cash and cash equivalents:
The carrying amount reported in the statement of financial condition for cash and cash equivalents approximate those assets fair values.

Investment Securities:
The Company utilizes a third party source to determine the fair value of its fixed income securities.  The methodology consists of pricing models based on asset class and includes available trade, bid, other market information, broker quotes, proprietary models, various databases and trading desk quotes, some of which are heavily influenced by unobservable inputs.

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at June 30, 3009.

Loans held for sale:
The fair value of loans held for sale is based primarily on investor quotes.

Loans receivable:
The fair values of loans receivable was estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

These rates were used for each aggregated category of loans as reported on the Office of Thrift Supervision Quarterly Report.

Impaired loans are those that are accounted for under FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $55,944,000 and $37,444,000 at June 30, 2009 and December 31, 2008, respectively, less their valuation allowances of $13,070,000 and $5,390,000 at June 30, 2009 and December 31, 2008, respectively, as determined under SFAS No. 114.

Foreclosed Real Estate:
Real estate acquired through or in the process of foreclosure is recorded and included in the following disclosure at fair value less estimated disposal costs. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using estimates as described under the caption "Allowance for Loan Losses". In the event of a subsequent decline, management provides an allowance to reduce real estate acquired through foreclosure to fair value less estimated disposal cost. Expenses incurred on foreclosed real estate prior to disposition are charged to expense. Gains or losses on the sale of foreclosed real estate are recognized upon disposition of the property. Foreclosed real estate totaled $8,116,000 and $6,317,000 as of June 30, 2009 and December 31, 2008, respectively, and is included in other assets.

Accrued interest receivable and payable:
The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit liabilities:
The fair values disclosed for demand deposit accounts, savings accounts and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

FHLB advances and Subordinated debentures:
Fair values of long-term debt are estimated using discounted cash flow analysis, based on rates currently available for advances from the FHLB with similar terms and remaining maturities. The fair value of subordinated debentures is equal to the recorded value because either the subordinated debentures have a variable rate of interest, or have been entered into recently.

Off-balance sheet financial instruments:
Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters       of credit) are not significant and are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

The following table summarizes the roll forward of level 3 assets for the six months ended June 30, 2009 (dollars in thousands):

	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2008	$32,054	$6,317
Transfer to foreclosed real estate	(6,606)	7,425
Additions	36,185	51
Additional reserves	(7,679)	(1,407)
Paid off/sold	(11,080)	(4,270)
Balance at June 30, 2009	$42,874	$8,116

The $7,679,000 in additional reserves recorded against impaired loans was included in the provision for loan losses on the statement of operations for the six months ended June 30, 2009.  The $1,407,000 of additional reserves recorded against foreclosed real estate was included in non-interest expenses on the statement of operations for the six months ended June 30, 2009.  Included in the $7,425,000 of loans transferred to foreclosed real estate were 9 loans totaling $2,638,000 that were not considered impaired per SFAS No. 114.

       The estimated fair values of the Company's financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)

Financial Assets
Cash and cash equivalents	$66,725	$66,725	$32,305	$32,305
Investment securities	1,237	1,230	1,345	1,329
FHLB stock	8,609	8,609	8,694	8,694
Loans held for sale	3,924	3,924	453	453
Loans receivable, net	863,541	894,986	896,006	899,991
Accrued interest receivable	3,687	3,687	4,363	4,363

Financial Liabilities
Deposits	$712,384	$716,287	$683,866	$687,067
FHLB advances	146,000	139,521	153,000	151,142
Subordinated debentures	24,119	24,119	24,119	24,119
Accrued interest payable	901	901	1,120	1,120

Off Balance Sheet Commitments	$-	$-	$-	$-

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 12 - Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The adoption of FSP FAS 157-4 did not have a material impact on the consolidated financial statements.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the consolidated financial statements.

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

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

The Company is a savings and loan holding company chartered as a corporation in the state of Maryland, and is headquartered in Annapolis, Maryland.  It conducts business through three subsidiaries:  the Bank, a federal savings bank, which is the Company’s principal subsidiary; Louis Hyatt, Inc., doing business as Hyatt Commercial, a commercial real estate brokerage and property management company; and SBI Mortgage Company, which holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation, doing business as Annapolis Equity Group, which acquires real estate for syndication and investment purposes.  The Bank has four branches in Anne Arundel County, Maryland, which offer a full range of deposit products. The Bank originates loans in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Virginia.  The Company’s common stock trades under the symbol “SVBI” on the Nasdaq Capital Market.

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

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 of the audited consolidated financial statements as of December 31, 2008 which were included in the Company’s Annual Report on Form 10-K.  Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments.  In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore on the provision for loan losses and results of operations.  The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  See Note 5 for discussion of changes in the methods used by management to estimate the allowance for loan losses. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

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

The Company continues to experience challenges similarly faced by many financial institutions resulting from the slowdown in the financial and real estate markets, including increased loan delinquencies and a decrease in the demand for certain loan products including mortgage, construction, development, and land acquisition loans. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses and other factors, have adversely affected our borrowers. In addition, beginning in the three month period ended June 30, 2009, management changed the method it used to estimate its allowance for loan losses based on a request of its primary regulator (see Note 5 to the Consolidated Financial Statements).  This change in estimate resulted in an additional charge to the loan loss reserve of approximately $5,000,000 for the three months ended June 30, 2009.  This increase, plus additional reserves taken due to the continued economic recession resulted in a total increase in the allowance for loan losses of approximately $12,500,000 in the quarter ended June 30, 2009 compared to $750,000 for the quarter ended June 30, 2008.  Also, strong competition for new loans and deposits has caused the interest rate spread between the Company’s cost of funds and what it earns on loans to decrease from 2008 levels.  This was primarily due to an increase in non-accrual loans, and to decreases in interest rates earned on loans outpacing the decreases in interest paid on deposits and other borrowings.  The Company’s net loan portfolio has decreased $32,465,000, or 3.6%, to $863,541,000 at June 30, 2009, compared to $896,006,000 at December 31, 2008.

The Company has experienced an increase in delinquent loans and has increased its provision for loan losses from 2008 levels accordingly.  The Company believes that the allowance for loan losses was adequate at June 30, 2009.

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

If the volatility in the market and the economy continues or worsens, the Company’s business, financial condition, results of operations, access to funds and the price of our stock could be materially and adversely impacted.

Results of Operations

Net income decreased by $8,494,000, or 524.0%, to a net loss of $6,873,000 for the second quarter of 2009, compared to net income of $1,621,000 for the second quarter of 2008.  Basic and diluted earnings (loss) per share decreased by $.89, or 556.3%, to ($.73) for the second quarter of 2009 compared to $.16 for the second quarter of 2008.  Net income decreased by $11,974,000, or 318.8%, to a net loss of $8,218,000 for the six months ended June 30, 2009, compared to net income of $3,756,000 for the same period in 2008.  Basic and diluted earnings (loss) per share decreased by $1.27, or 343.2% to ($.90) for the six months ended June 30, 2009 compared to $.37 for the same period in 2008. The decrease in net income (loss) and basic and diluted earnings (loss) per share over last year was primarily the result of management’s decision to increase the allowance for loan loss by approximately $17,000,000 for the six months ended June 30, 2009 compared to $1,500,000 for the six months ended June 30, 2008.  In addition, the Company’s interest rate spread decreased by 0.64%, to 2.37% for the six months ended June 30, 2009, compared to 3.01% for the same period in 2008.  The interest rate spread is the difference between the Company’s cost of funds and yield on earning assets.

Net interest income, which is interest earned net of interest expense, decreased by $1,382,000, or 18.7%, to $5,996,000 for the second quarter of 2009, compared to $7,378,000 for the second quarter of 2008. Net interest income decreased by $2,894,000, or 18.9%, to $12,401,000 for the six months ended June 30, 2009, compared to $15,295,000 for the same period in 2008. The primary reasons for the decrease in net interest income was an increase in non-accrual loans, and that the interest rates earned on the Company’s loan portfolio have decreased faster than the interest rates paid on the Company’s interest bearing liabilities.  Net interest margin for the six months ended June 30, 2009 was 2.69%, compared to 3.35% for the same period in 2008.  In addition, other interest income was a negative $25,000 for the six months ended June 30, 2009 primarily due to a reversal of an accrual made for a FHLB Atlanta dividend that was not received.

The provision for loan losses increased by $11,751,000, or 1,566.8%, to $12,501,000 for the second quarter of 2009, compared to $750,000 for the second quarter of 2008. The provision for loan losses for the six months ended June 30, 2009 increased by $15,535,000, or 1,035.7%, to $17,035,000, compared to $1,500,000 for the same period in 2008. The provision for loan losses and allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio. Beginning in the three month period ended June 30, 2009, management changed the method it used to estimate its allowance for loan losses based on a request of its primary regulator (see Note 5 to the Consolidated Financial Statements).  This change in estimate resulted in an additional charge to the allowance for loan losses  of approximately $5,000,000 for the three months ended June 30, 2009.  This increase, plus an additional provision taken due to the continued economic recession resulted in a total increase in the allowance for loan losses of approximately $12,500,000 for the quarter ended June 30, 2009 compared to $750,000 for the quarter ended June 30, 2008. Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors.  While management believes the current allowance for loan losses is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.  For additional discussion, see “Asset Quality” below.

Total non-interest income decreased by $123,000, or 14.4%, to $729,000 for the second quarter of 2009, compared to $852,000 for the second quarter of 2008. The primary reason for the decrease in non-interest income was a decrease in real estate commissions by Hyatt Commercial from the sale and lease of commercial property. Real estate commissions decreased $109,000, or 36.1%, to $193,000 for the second quarter of 2009, compared to $302,000 for the second quarter of 2008. Total non-interest income decreased by $27,000, or 2.0%, to $1,345,000 for the six months ended June 30, 2009, compared to $1,372,000 for the same period in 2008. The primary reason for the decrease during the first six months of 2009, compared to the first six months of 2008 was a decrease in mortgage banking activity. Mortgage banking activity decreased $85,000, or 29.4%, to $204,000 for the six months ended June 30, 2009, compared to $289,000 for the same period in 2008. The primary reason for this decline was the decision to stop operations at Homeowners’ Title in August 2008, which resulted in fewer fees earned by the Company.

Total non-interest expenses increased by $974,000, or 20.6%, to $5,708,000 for the second quarter of 2009, compared to $4,734,000 for the second quarter of 2008.  Total non-interest expenses increased by $1,434,000, or 16.3%, to $10,254,000 for the six months ended June 30, 2009, compared to $8,820,000 for the same period in 2008. Compensation and related expenses decreased by $147,000, or 5.9%, to $2,340,000 for the second quarter of 2009, compared to $2,487,000 for the same period in 2008. Total compensation and related expenses decreased by $89,000, or 1.9%, to $4,664,000 for the six months ended June 30, 2009 compared to $4,753,000 for the same period in 2008. This decrease was primarily because of lower real estate commissions and health insurance paid by the Bank, partially offset by an increase in salary expense.  Net occupancy costs decreased by $72,000, or 17.7%, to $335,000 for the second quarter of 2009, compared to $407,000 for the second quarter of 2008. Net occupancy costs decreased by $174,000, or 21.3%, to $642,000 for the six months ended June 30, 2009, compared to $816,000 for the same period in 2008. This decrease was the result of a decrease in net rents, utilities and depreciation expenses at its headquarters.  Foreclosed real estate expenses, net increased by $771,000, or 286.6%, to $1,040,000 for the second quarter of 2009, compared to $269,000 for the same period in 2008. Foreclosed real estate expenses, net increased by $1,272,000, or 322.8%, to $1,666,000 for the six months ended June 30, 2009, compared to $394,000 for the same period in 2008. This increase was the result of additional foreclosure expenses incurred due to the economic environment and the increase in loan foreclosures experienced by the Company.  Legal fees increased by $167,000, or 192.0%, to $254,000 for the second quarter of 2009, compared to $87,000 for the same period in 2008.  Legal fees increased by $187,000, or 79.2%, to $423,000 for the six months ended June 30, 2009, compared to $236,000 for the same period in 2008. This increase is the result of increased legal activity relating to loan delinquencies.  Other non-interest expense increased by $255,000, or 17.2%, to $1,739,000 for the second quarter of 2009, compared to $1,484,000 for the same period in 2008.  Other non-interest expense increased by $238,000, or 9.1%, to $2,859,000 for the six months ended June 30, 2009, compared to $2,621,000 for the same period in 2008. The FDIC issued a one time special assessment in June 2009, to help replenish the deposit insurance fund due to the number of recent bank closures.  The Company’s portion of this special assessment was $431,000.  Without this assessment, other non-interest expenses would have decreased 7.4% or $193,000 to $2,428,000 for the six months ended June 30, 2009 compared to $2,621,000 for the same period in 2008.

Income Taxes

The income tax provision decreased by $5,736,000, or 509.9%, to a tax benefit of $4,611,000 for the second quarter of 2009, compared to a tax expense of $1,125,000 for the second quarter of 2008.  The income tax provision for the first six months of 2009 decreased by $7,916,000, or 305.5%, to a tax benefit of $5,325,000, compared to a tax expense of $2,591,000 for the first six months of 2008. The decrease is consistent with the decrease in pretax income (loss). The effective tax rate for the six months ended June 30, 2009 was (39.3%) compared to 40.8% for the same period in 2008.  The change in the effective tax rate was primarily due to a valuation allowance placed on a portion of the deferred tax asset resulting from current state operating loss carryforwards.

Analysis of Financial Condition

Total assets increased $14,342,000, or 1.5%, to $1,001,993,000 at June 30, 2009, compared to $987,651,000 at December 31, 2008.  Cash and cash equivalents increased by $34,420,000, or 106.5%, to $66,725,000 at June 30, 2009, compared to $32,305,000 at December 31, 2008. This increase was primarily in federal funds sold and correspondent bank balances. The loan portfolio decreased, as net loans receivable decreased $32,465,000, or 3.6%, to $863,541,000 at June 30, 2009, compared to $896,006,000 at December 31, 2008.  This decrease was the result of the continued general slowdown in loan demand during the first six months of 2009 as well as the increase in the allowance for loan losses.  Loans held for sale increased $3,471,000, or 766.2%, to $3,924,000 at June 30, 2009, compared to $453,000 at December 31, 2008.  This increase was primarily due to the timing of loans pending sale as of June 30, 2009.  Total deposits increased $28,518,000, or 4.2%, to $712,384,000 at June 30, 2009 compared to $683,866,000 at December 31, 2008.  This increase was primarily attributable to the popularity of Safe Harbor savings accounts.  FHLB Atlanta borrowings decreased $7,000,000, or 4.6%, to $146,000,000 at June 30, 2009, compared to $153,000,000 as of December 31, 2008. This was a result of paying off long-term FHLB Atlanta advances at maturity with proceeds received upon payoff of loans held by the Company.

Stockholders’ Equity

Total stockholders’ equity decreased $9,464,000, or 7.7%, to $114,203,000 at June 30, 2009 compared to $123,667,000 as of December 31, 2008.  This decrease was primarily a result of the net loss for the first six months, and the dividends paid to its common and preferred stockholders.

Asset Quality

Non-performing assets consist of non-accrual loans, restructured loans, and other real estate owned (foreclosed properties).  Loans are placed in non-accrual status, when in the opinion of management, the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities (those loans 90 or more days in arrears).  No interest is taken into income on non-accrual loans.   A loan remains on non-accrual status until the loan is current as to both principal and interest and collectability is reasonably assured.

Foreclosed real estate includes properties that have been repossessed or acquired in complete or partial satisfaction of debt.  Such properties, which are held for resale, are carried at fair value, less a reduction for the estimated selling expenses.

The following table presents the Company’s non-performing assets as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009	Number of loans	December 31, 2008	Number of loans

Loans accounted for on a non-accrual basis:
Mortgage loans:
Residential - consumer	$46,578	88	$30,769	73
Residential - builder	23,291	52	20,970	45
Commercial	5,685	8	3,047	11
Non-mortgage loans:
Consumer	13	4	9	2
Commercial loans	1,940	5	-	-
Total non-accrual loans	$77,507	157	$54,795	131
Accruing loans greater than 90 days past due	$-		$-
Foreclosed real-estate	$8,116		$6,317
Total non-performing assets	$85,623		$61,112
Total troubled debt restructurings	$27,699	44	$2,142	3
Total non-accrual loans to net loans	9.0%		6.1%
Allowance for loan losses	$28,931		$14,813
Allowance to total loans	3.2%		1.6%
Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	37.3%		27.0%
Total non-accrual and accruing loans greater than
90 days past due to total assets	7.7%		5.5%
Total non-performing assets to total assets	8.5%		6.2%

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

The following table summarizes the change in impaired loans for the six months ended June 30, 2009 (dollars in thousands):

Impaired loans at December 31, 2008	$69,836
Added to impaired loans	71,510
Gross loans transferred to foreclosed real estate	(9,244)
Paid off prior to foreclosure	(10,781)
Impaired loans at June 30, 2009	$121,321

Included in the above impaired loans amount at June 30, 2009 was $43,814,000 of loans that were not in non-accrual status. In addition, there was a total of $75,394,000 of residential real estate loans included in impaired loans at June 30, 2009, of which $54,357,000 were to consumers and $21,037,000 were to builders. Impaired loans are individually reviewed by management to determine their estimated fair value, and a specific reserve is established, if necessary, for the difference between the original carrying value of any loan and its estimated fair value.

As of June 30, 2009, the Company had foreclosed real estate consisting of 29 residential properties with a carrying value of $8,116,000.  During the six month period ended June 30, 2009, the Company sold 12 properties previously included in foreclosed real estate. The following table summarizes the changes in foreclosed real estate for the six months ended June 30, 2009 (dollars in thousands):

Foreclosed real estate at December 31, 2008	$ 6,317
Transferred from impaired loans, net of charge-offs of $1,819	7,425
Property improvements	51
Property sold	(4,270)
Additional write downs	(1,407)
Foreclosed real estate at June 30, 2009	$ 8,116

Liquidity

The Company’s liquidity is determined by its ability to raise funds through several sources including borrowed funds, capital, deposits, loan repayments, maturing investments, and the sale of loans.  Based on the internal and external sources available, the Company’s liquidity position exceeded anticipated short-term and long-term needs as of June 30, 2009.  Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In assessing its liquidity, the management of the Company considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that the Company may take advantage of business opportunities.

Management believes it has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $407,849,000 at June 30, 2009. Based on past experience, management believes that a significant portion of such deposits will remain with the Company. At June 30, 2009, the Company had commitments to originate loans of $23,119,000, unused lines of credit of $28,117,000, and commitments under standby letters of credit of $11,485,000.  The Company has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise. As of June 30, 2009, outstanding FHLB Atlanta borrowings totaled $146,000,000, and the Company had available to it an additional $144,100,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities decreased $3,360,000 to $898,000 for the six months ended June 30, 2009, compared to $4,258,000 for the same period in 2008. This decrease was primarily the result of a net loss, higher loans originated for sale to others and an increase in deferred tax assets, partially offset by the increase in the provision for loan losses in 2009.  Net cash provided by investing activities increased $102,000 to $13,313,000 for the six months ended June 30, 2009, compared to $13,211,000 for the same period in 2008.  This increase was primarily due to higher cash proceeds from the sale of foreclosed real estate during the six months ended June 30, 2009, compared to the same period in 2008. In financing activities, net cash increased by $28,314,000 to $20,209,000 provided by financing activities for the six months ended June 30, 2009, compared to $8,105,000 used in financing activity for the same period in 2008.  This increase was primarily due to an increase in deposits during the six months ended June 30, 2009, compared to the same period in 2008, and lower repayments of FHLB Atlanta borrowings in 2009.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of thirty percent (30%) of its total assets, with the FHLB Atlanta.  As of June 30, 2009, the total available line of credit with the FHLB Atlanta was approximately $290,000,000, of which $146,000,000 was outstanding.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public. The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of June 30, 2009 (dollars in thousands):
Principal Amount	Rate	Maturity
$ 21,000	2.940% to 4.996%	2009
10,000	5.000%	2010
-	-	2011
-	-	2012
-	-	2013
115,000	2.579% to 4.340%	Thereafter
$ 146,000

Subordinated Debentures

As of June 30, 2009, the Company had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association, as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (1.1313% as of June 30, 2009) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture.  The 2035 Debentures are first redeemable, in whole or in part, by the Company on January 7, 2010.

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

The Company’s ability to declare dividends on its common stock are limited by the terms of the Company’s Series A preferred stock and Series B preferred stock.  The Company may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to its common stock in any quarter until the dividend on the Series A Preferred Stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally, prior to November 21, 2011, unless the Company has redeemed the Series B preferred stock or the Treasury Department has transferred the Series B preferred stock to a third party,  the Company may not, without the consent of the Treasury (1) declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.06 per share) or (2) redeem, purchase or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Letter Agreement with the Treasury Department.

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

Average Balance Sheet

The following table presents the Company’s distribution of the average consolidated balance sheets and net interest analysis for the six months ended June 30, 2009 and June 30, 2008:

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$896,803	$26,482	5.91%	$890,441	$32,361	7.27%
Mortgage-backed securities(2)	1,259	32	5.08%	1,372	39	5.69%
Other interest-earning assets (3)	22,995	(25)	(0.22%)	21,368	492	4.61%

Total interest-earning assets	921,057	26,489	5.75%	913,181	32,892	7.20%

Non-interest earning assets	61,787			49,294

Total assets	$982,844			$962,475

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$163,098	1,689	2.07%	$120,031	973	1.62%
Certificates of deposit	521,650	9,135	3.50%	544,915	12,694	4.66%
Borrowings	148,333	3,264	4.40%	175,000	3,930	4.49%

Total interest-bearing liabilities	833,081	14,088	3.38%	839,946	17,597	4.19%

Non-interest bearing liabilities	28,684			25,343

Stockholders' equity	121,079			97,186

Total liabilities and stockholders’ equity	$982,844			$962,475

Net interest income and interest rate spread		$12,401	2.37%		$15,295	3.01%

Net interest margin			2.69%			3.35%

Average interest-earning assets to average interest-bearing liabilities			110.56%			108.72%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	The Company does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.  No amount has been recognized in the statement of financial condition at June 30, 2009 as a liability for credit loss.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows (dollars in thousands):

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	June 30, 2009
Standby letters of credit	$11,485
Home equity lines of credit	20,883
Unadvanced construction commitments	47,400
Mortgage loan commitments	2,236
Lines of credit	28,117
Loans sold with limited repurchase
provisions	15,997

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 12 to the Consolidated Financial Statements.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2008, as reported in the Company’s Form 10-K filed with the SEC on March 11, 2009.

Item 4.                      Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our  Annual Report on Form 10-K for the fiscal year ended December 31, 2008, because if any of the risks actually occur, the Company’s business, financial condition or results of operations could be materially and adversely affected.  The Risk factors in our Annual Report on Form 10-K have not materially changed.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  The Company’s actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by the Company described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 23, 2009, at which it (a) re-elected three    individuals to serve additional three-year terms as directors, (b) elected two individuals to serve inaugural two-year terms as directors (c) ratified the appointment of Beard Miller Company LLP as the Company’s independent auditor for the fiscal year ending December 31, 2009 and (d) approved a non-binding advisory vote on Severn Bancorp Inc.’s executive compensation.

The names of the Directors who were re-elected at the Annual Meeting of Shareholders are as follows:

	Votes For	Votes Against	Votes Withheld
Alan J. Hyatt	7,414,893	0	353,488
Melvin E. Meekins, Jr.	7,415,143	0	353,238
Keith Stock*	7,281,352	0	487,029

*As discussed in a Form 8-K filed July 23, 2009, subsequent to this shareholder meeting, Mr. Stock resigned from his position as director of Severn Bancorp, Inc. and Severn Savings Bank, FSB.

The names of the Directors who were elected at the Annual Meeting of Shareholders are as follows:

	Votes For	Votes Against	Votes Withheld
John A. Lamon, III	7,615,071	0	153,310
Konrad M. Wayson	7,609,045	0	159,336

The names of the Directors whose terms of office continued after the Annual Meeting of Shareholders are as follows:

Melvin Hyatt
S. Scott Kirkley
Ronald P. Pennington
T. Theodore Schultz
Albert W. Shields

The shareholders of the Company ratified the appointment of Beard Miller Company LLP as the Company’s independent auditor for the fiscal year ending December 31, 2009 as follows:

	Votes For	Votes Against	Votes Abstain	Broker Non-votes
Appointment of Beard Miller Company LLP as independent auditor	7,482,682	210,908	74,791

The shareholders of the Company approved Severn Bancorp, Inc.’s executive compensation as follows:

	Votes For	Votes Against	Votes Abstain	Broker Non-votes
Approval of Executive Compensation	7,031,768	596,695	139,918

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

SEVERN BANCORP, INC.

August 13, 2009	_Alan J. Hyatt___________________________
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2009	_Thomas G. Bevivino______________________
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