Form 10-Q
period 2009-09-30
SEVERN BANCORP INC
filed 2009-11-12
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on November 12, 2009: 10,066,679 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

  i

PART I– FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
          (dollars in thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$29,837	$14,082
Interest bearing deposits in other banks	474	271
Federal funds sold	40,000	17,952
Cash and cash equivalents	70,311	32,305
Investment securities held to maturity	9,229	1,345
Loans held for sale	1,418	453
Loans receivable, net of allowance for loan losses of
$34,009 and $14,813, respectively	835,756	896,006
Premises and equipment, net	29,411	30,267
Other real estate owned	17,877	6,317
Federal Home Loan Bank of Atlanta stock at cost	8,609	8,694
Accrued interest receivable and other assets	23,293	12,264

Total assets	$995,904	$987,651

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$725,040	$683,866
Long-term borrowings	135,000	153,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	2,533	2,999

Total liabilities	886,692	863,984

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized;
Preferred stock series “A”, 437,500 shares issued and outstanding	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized;
10,066,679 shares issued and outstanding	101	101
Additional paid-in capital	73,820	73,522
Retained earnings	35,287	50,040

Total stockholders' equity	109,212	123,667

Total liabilities and stockholders' equity	$995,904	$987,651

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest Income
Loans, including fees	$13,278	$14,910	$39,760	$47,271
Securities, taxable	33	17	65	56
Other	36	121	11	613
Total interest income	13,347	15,048	39,836	47,940

Interest Expense
Deposits	4,727	6,133	15,551	19,800
Short-term borrowings	-	25	12	62
Long-term borrowings and subordinated debentures	1,569	1,766	4,821	5,659
Total interest expense	6,296	7,924	20,384	25,521

Net interest income	7,051	7,124	19,452	22,419
Provision for loan losses	8,909	2,865	25,944	4,365
Net interest income (loss) after provision for loan losses	(1,858)	4,259	(6,492)	18,054

Non-Interest Income
Real estate commissions	108	329	519	707
Real estate management fees	231	159	551	506
Mortgage banking activities	37	27	241	316
Other	194	222	604	580
Total non-interest income	570	737	1,915	2,109

Non-Interest Expenses
Compensation and related expenses	2,408	2,076	7,072	6,829
Occupancy	343	437	985	1,253
Foreclosed real estate expenses, net	1,339	32	3,005	426
Legal fees	308	213	731	483
FDIC assessments and regulatory expense	593	189	1,414	537
Other	989	1,041	3,027	3,280
Total non-interest expenses	5,980	3,988	16,234	12,808

Income (loss) before income tax provision (benefit)	(7,268)	1,008	(20,811)	7,355
Income tax provision (benefit)	(2,909)	421	(8,234)	3,012
Net income (loss)	($4,359)	$587	($12,577)	$4,343
Amortization of discount on preferred stock	68	-	203	-
Dividends on preferred stock	363	-	1,068	-
Net income (loss) available to common stockholders	($4,790)	$587	($13,848)	$4,343
Basic earnings (loss) per share	($.48)	$.06	($1.38)	$.43
Diluted earnings (loss) per share	($.48)	$.06	($1.38)	$.43
Common stock dividends declared per share	$.03	$.06	$.09	$.18

             The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2009	2008

Cash Flows from Operating Activities

Net income (loss)	$(12,577)	$4,343
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Amortization of deferred loan fees	(1,602)	(1,990)
Net amortization of premiums and
discounts	2	3
Provision for loan losses	25,944	4,365
Provision for depreciation	959	1,011
Gain on sale of loans	(241)	(225)
Loss on sale of foreclosed real estate	83	-
Proceeds from loans sold to others	24,660	16,903
Loans originated for sale	(25,384)	(15,577)
Stock-based compensation expense	96	96
Increase in net deferred tax asset	(8,607)	(81)
Increase in accrued interest receivable
and other assets	(294)	(294)
Decrease in accrued interest payable and other liabilities	(466)	(471)

Net cash provided by operating activities	2,573	8,083

Cash Flows from Investing Activities

Purchase of investment securities held to maturity	(7,999)	-
Proceeds from maturing investment securities	-	1,000
Principal collected on mortgage-backed securities	113	24
Net (increase) decrease in loans	16,176	(6,116)
Proceeds from sale of foreclosed real estate	5,961	4,922
Investment in premises and equipment	(127)	(285)
Proceeds from disposal of premises and equipment	24	-
Net redemption of Federal Home Loan Bank
of Atlanta stock	85	1,478
Net cash provided by investing activities	14,233	1,023

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For the Nine Months Ended September 30,
	2009	2008

Cash Flows from Financing Activities

Net increase in deposits	41,174	36,889
Decrease in short-term borrowings	-	(15,000)
Additional borrowed funds, long term	-	30,000
Repayment of borrowed funds, long-term	(18,000)	(52,000)
Common stock dividend paid	(906)	(1,812)
Series A preferred stock dividend paid	(210)	-
Series B preferred stock dividend paid	(858)	-

Net cash provided by (used in) financing activities	21,200	(1,923)

Increase in cash and cash equivalents	38,006	7,183
Cash and cash equivalents at beginning of year	32,305	11,266

Cash and cash equivalents at end of period	$70,311	$18,449

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest	$20,667	$25,916

Income taxes	$2,458	$3,844

Transfer of loans to foreclosed real estate	$19,649	$13,494

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Severn Bancorp, Inc. (the “Company”), and its wholly owned subsidiary, SBI Mortgage Company and  SBI Mortgage Company’s subsidiary, Crownsville Development Corporation, and its subsidiary, Crownsville Holdings I, LLC, and Severn Savings Bank, FSB (the “Bank”), and the Bank’s subsidiaries, Louis Hyatt, Inc., Homeowners Title and Escrow Corporation, Severn Financial Services Corporation, SSB Realty Holdings, LLC, SSB Realty Holdings II, LLC, and HS West, LLC.  All intercompany accounts and transactions have been eliminated in the accompanying financial statements.

During the quarter ended September 30, 2009, the common stock of Louis Hyatt, Inc. was contributed to the Bank from the Company.

Note 2 - Basis of Presentation

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”.  The FASB sets generally accepted accounting principles (“GAAP”) that the Company follows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.  The FASB finalized the Codification effective for periods ending on or after September 15, 2009.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009 or any other interim period.  In preparing the accompanying consolidated financial statements, management has evaluated subsequent events through November 12, 2009 (the financial statement issue date).  The unaudited consolidated financial statements for the three and nine months ended September 30, 2009 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Not included in the diluted earnings per share calculation for the three and nine month periods ended September 30, 2009, because they were anti-dilutive, were 113,740 outstanding stock options, a warrant to purchase 556,976 shares of common stock and 437,500 shares of common stock issuable upon conversion of the Company Series A Preferred Stock.  For the three and nine month periods ended September 30, 2008, all of the Company’s outstanding stock options, which totaled 114,950, were not included in the diluted earnings per share calculation because there were anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Common shares – weighted average (basic)	10,066,679	10,066,679	10,066,679	10,066,679
Common share equivalents – weighted average	-	-	-	-
Common shares – diluted	10,066,679	10,066,679	10,066,679	10,066,679

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 7 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally all letters of credit, when issued, have expiration dates within one year.  The credit risks involved in issuing letters of credit are similar to those that are involved in extending loan facilities to customers.  The Company generally holds collateral supporting these commitments.  The Company had $11,551,000 of standby letters of credit outstanding as of September 30, 2009.  Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of September 30, 2009 and December 31, 2008 for guarantees under standby letters of credit issued was not material.

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

	Actual	Actual	To Be Well Capitalized Under
	at September 30, 2009	at December 31, 2008	Prompt Corrective Provisions
Tangible (1)	12.2%	13.5%	N/A
Tier I Capital (2)	15.5%	16.9%	6.0%
Core (1)	12.2%	13.5%	5.0%
Total Capital (2)	16.8%	18.1%	10.0%

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

The Company follows FASB ASC 718, Compensation – Stock Compensation, to account for stock-based compensation.  FASB ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statement of operations at fair value.  FASB ASC 718 requires an entity to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award.  The expense is recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008 totaled $32,000 and $96,000, respectively.  There were no options granted or exercised during the three and nine months ended September 30, 2009 and September 30, 2008.

Information regarding the Company’s stock-based compensation plan as of and for the nine months ended September 30, 2009 is as follows:

	2009
		Weighted Average
		Exercise Price
	Shares	Per Share
Outstanding at beginning of year	114,950	$15.87
Options granted	-	-
Exercised	-	-
Forfeited	(1,210)	$15.62
Outstanding at period end	113,740	$15.87
Exercisable at period end	84,085	$15.86

The aggregate intrinsic value of the options outstanding at both the beginning of the year and the end of period and the options exercisable at the end of the period are $0.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

The following table summarizes the stock options outstanding and exercisable as of September 30, 2009.

Options Outstanding and Exercisable
		Weighted Average Remaining	Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price

$15.62	71,077	1.39	$15.62
$17.18	13,008	1.39	$17.18
$15.62-$17.18	84,085	1.39	$15.86

As of September 30, 2009, there was $178,000 of total unrecognized stock-based compensation cost related to non-vested stock options, which is expected to be recognized over a period of seventeen months.

Note 10 - Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
	(dollars in thousands)
September 30, 2009:

US Treasury securities	$7,999	$43	$	( -)	$8,042
Residential mortgage backed securities	1,230	26		(14)	1,242
Total	$9,229	$69		$(14)	$9,284
December 31, 2008:

Residential mortgage backed securities	$1,345	$11		$(27)	$1,329

The estimated fair value of debt securities at September 30, 2009, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		After	After
	In	One Year	Five Years
	One Year	Through	Through	After
(in thousands)	Or Less	Five Years	Ten Years	Ten Years	Total
Securities held-to-maturity
US Treasury securities	$1,998	$6,044	$-	$-	$8,042
Residential mortgage backed	-	-	-	$1,242	1,242
Total securities	$1,998	$6,044	$-	$1,242	$9,284

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

On September 30, 2009 and December 31, 2008, there were $947,000 and 0, respectively, in mortgage-backed securities pledged as collateral.

The following tables show fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2009 and December 31, 2008. Included in the table is one mortgage backed security for 2009 and two for 2008. Management believes that the unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds.  These unrealized losses are considered temporary as they reflect fair values on September 30, 2009 and December 31, 2008 and are subject to change daily as interest rates fluctuate.

	Less than 12 months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2009:	(dollars in thousands)

Mortgage backed securities	$-	$-	$268	($14)	$268	($14)

December 31, 2008:

Mortgage backed securities	$-	$-	$1,151	($27)	$1,151	($27)

Note 11 - Fair Values of Financial Instruments

FASB ASC 820 Fair Value Measurements and Disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair market hierarchy under FASB ASC 820 are as follows:

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

The following table summarizes the valuation of assets re-measured at fair value on a nonrecurring basis, by the above FASB ASC 820 pricing methodology as of September 30, 2009 and December 31, 2008 (dollars in thousands):
	Fair Value Measurement at September 30, 2009 Using
	Total	Level 1	Level 2	Level 3

Loans accounted for under FASB ASC 310-10-35	$48,994	-	-	$48,994
Foreclosed real estate	17,877	-	-	17,877

	Fair Value Measurement at December 31, 2008 Using
	Total	Level 1	Level 2	Level 3

Loans accounted for under FASB ASC 310-10-35	$32,054	-	-	$32,054
Foreclosed real estate	6,317	-	-	6,317

There were no liabilities that were required to be re-measured on a nonrecurring basis during the period ended September 30, 2009 or the year ended December 31, 2008.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Bank’s financial instruments at September 30, 2009 and December 31, 2008.

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

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at September 30, 2009.

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

Impaired loans are those that are accounted for under FASB ASC 310-10-35, in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $65,743,000 and $37,444,000 at September 30, 2009 and December 31, 2008, respectively, less their valuation allowances of $16,749,000 and $5,390,000 at September 30, 2009 and December 31, 2008, respectively, as determined under FASB ASC 310-10-35.

Foreclosed Real Estate:
Real estate acquired through or in the process of foreclosure is recorded and included in the following disclosure at fair value less estimated disposal costs. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using current estimates of fair value. In the event of a subsequent decline, management provides an allowance to reduce real estate acquired through foreclosure to fair value less estimated disposal cost. Expenses incurred on foreclosed real estate prior to disposition are charged to expense. Gains or losses on the sale of foreclosed real estate are recognized upon disposition of the property.

Accrued interest receivable and payable:
The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit liabilities:
The fair values disclosed for demand deposit accounts, savings accounts and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

FHLB advances:
Fair values of long-term debt are estimated using discounted cash flow analysis, based on rates currently available for advances from the FHLB with similar terms and remaining maturities.

 Subordinated debentures:
Current economic conditions have rendered the market for this liability inactive.  As such, the Company is unable to determine a good estimate of fair value.  Since the rate paid on the debentures held is lower than what would be required to secure an interest in the same debt at year end and we are unable to obtain a current fair value, the Company has disclosed that the carrying value approximates the fair value.

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

The following table summarizes the roll forward of level 3 assets for the nine months ended September 30, 2009 (dollars in thousands):
	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2008	$32,054	$6,317
Transfer to foreclosed real estate	(10,755)	19,649
Additions	57,507	213
Additional allowances	(11,358)	(2,258)
Paid off/sold	(18,454)	(6,044)
Balance at September 30, 2009	$48,994	$17,877

The $11,358,000 in additional reserves recorded against impaired loans was included in the provision for loan losses on the statement of operations for the nine months ended September 30, 2009.  The $2,258,000 of additional reserves recorded against foreclosed real estate was included in non-interest expenses on the statement of operations for the nine months ended September 30, 2009.  Included in the $19,649,000 of loans transferred to foreclosed real estate were 17 loans totaling $12,709,000 that were not considered impaired per FASB ASC 310-10-35.

             The estimated fair values of the Company's financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)

Financial Assets
Cash and cash equivalents	$70,311	$70,311	$32,305	$32,305
Investment securities	9,229	9,284	1,345	1,329
FHLB stock	8,609	8,609	8,694	8,694
Loans held for sale	1,418	1,418	453	453
Loans receivable, net	835,756	873,124	896,006	899,991
Accrued interest receivable	3,530	3,530	4,363	4,363

Financial Liabilities
Deposits	$725,040	$728,475	$683,866	$687,067
FHLB advances	135,000	126,883	153,000	151,142
Subordinated debentures	24,119	24,119	24,119	24,119
Accrued interest payable	837	837	1,120	1,120

Off Balance Sheet Commitments	$-	$-	$-	$-

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 12 - Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP.  Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph.  The Paragraph level is the only level that contains substantive content.  Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.  FASB suggests that all citations begin with “FASB ASC,” were ASC stands for Accounting Standards Codification.  Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 – Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.  ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and did not have an impact on the Company’s financial position or results of operations but changed the referencing system for accounting standards.

In April 2009, the FASB issued FASB ASC 820-10-65-4, Fair Value Measurements and Disclosures Overall Transition.  FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FASB ASC 820-10-65-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. It also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FASB ASC 820-10-65-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with FASB ASC 820.

This clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. This provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FASB ASC 820-10-65-4 did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FASB ASC 825-10-65-1, Financial Instruments Overall Transition.  FASB ASC 825-10-65-1 amends FASB ASC 825-10-50, Financial Instruments Overall Disclosure, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This also amends FASB ASC 270-10-05, Interim Reporting Overall Background to require those disclosures in summarized financial information at interim reporting periods.

This was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FASB ASC 825-10-65-1 did not have a material impact on the consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

The Company is a savings and loan holding company chartered as a corporation in the state of Maryland, and is headquartered in Annapolis, Maryland.  It conducts business primarily through three subsidiaries:  the Bank, a federal savings bank, which is the Company’s principal subsidiary; Louis Hyatt, Inc., a subsidiary of the Bank,  doing business as Hyatt Commercial, a commercial real estate brokerage and property management company; and SBI Mortgage Company, which holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation, doing business as Annapolis Equity Group, which acquires real estate for syndication and investment purposes.  The Bank has four branches in Anne Arundel County, Maryland, which offer a full range of deposit products. The Bank originates loans in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Virginia.  The Company’s common stock trades under the symbol “SVBI” on the Nasdaq Capital Market.

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

            Critical Accounting Policies

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”.  The FASB sets generally accepted accounting principles (“GAAP”) that the Company follows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.  The FASB finalized the Codification effective for periods ending on or after September 15, 2009.

The Company’s significant accounting policies are set forth in Note 1 of the audited consolidated financial statements as of December 31, 2008 which were included in the Company’s Annual Report on Form 10-K.  Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments.  In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore on the provision for loan losses and results of operations.  The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  See Note 5 of the consolidated financial statements for discussion of changes in the methods used by management to estimate the allowance for loan losses. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

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

The Company continues to experience challenges similarly faced by many financial institutions resulting from the slowdown in the financial and real estate markets, including increased loan delinquencies and a decrease in the demand for certain loan products including mortgage, construction, development, and land acquisition loans. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses and other factors, have adversely affected our borrowers. As a result, the Company has increased its provision for loan losses to   $25,944,000 for the nine months ended September 30, 2009, compared to $4,365,000 for the same period in 2008.  Also, strong competition for new loans and deposits has caused the interest rate spread between the Company’s cost of funds and what it earns on loans to decrease from 2008 levels.  This was primarily due to an increase in non-accrual loans, and to decreases in interest rates earned on loans outpacing the decreases in interest paid on deposits and other borrowings.  The Company’s net loan portfolio has decreased $60,250,000, or 6.7%, to $835,756,000 at September 30, 2009, compared to $896,006,000 at December 31, 2008.

The Company has experienced an increase in delinquent loans and has increased its provision for loan losses from 2008 levels accordingly.  The Company believes that the allowance for loan losses was adequate at September 30, 2009.

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

            Results of Operations

Net income decreased by $4,946,000, or 842.6%, to a net loss of $4,359,000 for the third quarter of 2009, compared to net income of $587,000 for the third quarter of 2008.  Basic and diluted earnings (loss) per share decreased by $.54, or 900.0%, to ($.48) for the third quarter of 2009 compared to $.06 for the third quarter of 2008.  Net income decreased by $16,920,000, or 389.6%, to a net loss of $12,577,000 for the nine months ended September 30, 2009, compared to net income of $4,343,000 for the same period in 2008.  Basic and diluted earnings (loss) per share decreased by $1.81, or 420.9% to ($1.38) for the nine months ended September 30, 2009 compared to $.43 for the same period in 2008. The decrease in net income (loss) and basic and diluted earnings (loss) per share over last year was primarily the result of management’s decision to increase the allowance for loan loss by approximately $26,000,000 for the nine months ended September 30, 2009 compared to approximately $4,400,000 for the nine months ended September 30, 2008.  In addition, the Company’s interest rate spread decreased by 0.44%, to 2.51% for the nine months ended September 30, 2009, compared to 2.95% for the same period in 2008.  The interest rate spread is the difference between the Company’s cost of funds and yield on earning assets.

Net interest income, which is interest earned net of interest expense, decreased by $73,000, or 1.0%, to $7,051,000 for the third quarter of 2009, compared to $7,124,000 for the third quarter of 2008. Net interest income decreased by $2,967,000, or 13.2%, to $19,452,000 for the nine months ended September 30, 2009, compared to $22,419,000 for the same period in 2008. The primary reasons for the decrease in net interest income was an increase in non-accrual loans, and that the interest rates earned on the Company’s loan portfolio have decreased faster than the interest rates paid on the Company’s interest bearing liabilities.  Net interest margin for the nine months ended September 30, 2009 was 2.81%, compared to 3.27% for the same period in 2008.

The provision for loan losses increased by $6,044,000, or 211.0%, to $8,909,000 for the third quarter of 2009, compared to $2,865,000 for the third quarter of 2008. The provision for loan losses for the nine months ended September 30, 2009 increased by $21,579,000, or 494.4%, to $25,944,000, compared to $4,365,000 for the same period in 2008. The provision for loan losses and allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio. Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors.  While management believes the current allowance for loan losses is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.  For additional discussion, see “Asset Quality” below.

Total non-interest income decreased by $167,000, or 22.7%, to $570,000 for the third quarter of 2009, compared to $737,000 for the third quarter of 2008. The primary reason for the decrease in non-interest income was a decrease in real estate commissions partially offset by an increase in management fees by Hyatt Commercial. Real estate commissions decreased $221,000, or 67.2%, to $108,000 for the third quarter of 2009, compared to $329,000 for the third quarter of 2008, while real estate management fees increased $72,000, or 45.3%, to $231,000 for the third quarter of 2009, compared to $159,000 for the third quarter of 2008. Total non-interest income decreased by $194,000, or 9.2%, to $1,915,000 for the nine months ended September 30, 2009, compared to $2,109,000 for the same period in 2008. The primary reason for the decrease during the first nine months of 2009, compared to the first nine months of 2008 was a decrease in real estate commissions. Real estate commissions decreased $188,000, or 26.6%, to $519,000 for the nine months ended September 30, 2009, compared to $707,000 for the same period in 2008. The primary reason for this decline was the economic downturn which resulted in less activity in the sale and lease of commercial property.

Total non-interest expenses increased by $1,992,000, or 49.9%, to $5,980,000 for the third quarter of 2009, compared to $3,988,000 for the third quarter of 2008.  Total non-interest expenses increased by $3,426,000, or 26.7%, to $16,234,000 for the nine months ended September 30, 2009, compared to $12,808,000 for the same period in 2008. Compensation and related expenses increased by $332,000, or 16.0%, to $2,408,000 for the third quarter of 2009, compared to $2,076,000 for the same period in 2008. Total compensation and related expenses increased by $243,000, or 3.6%, to $7,072,000 for the nine months ended September 30, 2009 compared to $6,829,000 for the same period in 2008. This increase was primarily because of an increase in salary expense and health insurance from newly hired employees, partially offset by lower commissions.  Net occupancy costs decreased by $94,000, or 21.5%, to $343,000 for the third quarter of 2009, compared to $437,000 for the third quarter of 2008. Net occupancy costs decreased by $268,000, or 21.4%, to $985,000 for the nine months ended September 30, 2009, compared to $1,253,000 for the same period in 2008. This decrease was the result of a decrease in net rents, utilities and depreciation expenses at its headquarters.  Foreclosed real estate expenses, net increased by $1,307,000, or 4,084.4%, to $1,339,000 for the third quarter of 2009, compared to $32,000 for the same period in 2008. Foreclosed real estate expenses, net increased by $2,579,000, or 605.4%, to $3,005,000 for the nine months ended September 30, 2009, compared to $426,000 for the same period in 2008. This increase was the result of additional foreclosure expenses incurred due to the economic environment and the increase in loan foreclosures experienced by the Company.  Legal fees increased by $95,000, or 44.6%, to $308,000 for the third quarter of 2009, compared to $213,000 for the same period in 2008.  Legal fees increased by $248,000, or 51.3%, to $731,000 for the nine months ended September 30, 2009, compared to $483,000 for the same period in 2008. This increase is the result of increased legal activity relating to loan delinquencies.  FDIC assessments and regulatory expense increased by $404,000, or 213.8%, to $593,000 for the third quarter of 2009, compared to $189,000 for the same period in 2008.  FDIC assessments and regulatory expense increased by $877,000, or 163.3%, to $1,414,000 for the nine months ended September 30, 2009, compared to $537,000 for the same period in 2008. This increase is due to a one time FDIC special assessment that occurred in the second quarter of 2009, and higher assessment rates in 2009 compared to 2008.

Income Taxes

The income tax provision decreased by $3,330,000, or 791.0%, to a tax benefit of $2,909,000 for the third quarter of 2009, compared to a tax expense of $421,000 for the third quarter of 2008.  The income tax provision for the first nine months of 2009 decreased by $11,246,000, or 373.4%, to a tax benefit of $8,234,000, compared to a tax expense of $3,012,000 for the first nine months of 2008. The decrease is consistent with the decrease in pretax income (loss). The effective tax rate for the nine months ended September 30, 2009 was (39.6%) compared to 41.0% for the same period in 2008.  During the nine months ended September 30, 2009, the Company’s net deferred tax asset increased by $8,607,000 primarily relating to the tax effect of the additional $25,944,000 increase in its loan loss reserve. The change in the effective tax rate was primarily due to a valuation allowance placed on a portion of the deferred tax asset resulting from current state operating loss carryforwards.  There was no valuation allowance on the federal operating loss carryforwards because of the two year carryback and twenty year carryforward period.

Analysis of Financial Condition

Total assets increased $8,253,000, or 0.8%, to $995,904,000 at September 30, 2009, compared to $987,651,000 at December 31, 2008.  Cash and cash equivalents increased by $38,006,000, or 117.6%, to $70,311,000 at September 30, 2009, compared to $32,305,000 at December 31, 2008. This increase was primarily in federal funds sold and correspondent bank balances. The loan portfolio decreased, as net loans receivable decreased $60,250,000, or 6.7%, to $835,756,000 at September 30, 2009, compared to $896,006,000 at December 31, 2008.  This decrease was the result of the continued general slowdown in loan demand during the first nine months of 2009 as well as the increase in the allowance for loan losses.  Loans held for sale increased $965,000, or 213.0%, to $1,418,000 at September 30, 2009, compared to $453,000 at December 31, 2008.  This increase was primarily due to the timing of loans pending sale as of September 30, 2009.  Other real estate owned increased $11,560,000, or 183.0% to $17,877,000 at September 30, 2009 compared to $6,317,000 at December 31, 2008. Total deposits increased $41,174,000, or 6.0%, to $725,040,000 at September 30, 2009 compared to $683,866,000 at December 31, 2008.  This increase was primarily attributable to the popularity of Safe Harbor savings accounts.  FHLB Atlanta borrowings decreased $18,000,000, or 11.8%, to $135,000,000 at September 30, 2009, compared to $153,000,000 as of December 31, 2008. This was a result of paying off long-term FHLB Atlanta advances at maturity with proceeds received from increased deposits and loan payoffs.

Stockholders’ Equity

Total stockholders’ equity decreased $14,455,000, or 11.7%, to $109,212,000 at September 30, 2009 compared to $123,667,000 as of December 31, 2008.  This decrease was primarily a result of the net loss for the first nine months, and the dividends paid to its common and preferred stockholders.

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

The following table presents the Company’s non-performing assets as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009	Number of loans	December 31, 2008	Number of loans

Loans accounted for on a non-accrual basis:
Mortgage loans:
Residential - consumer	$45,249	86	$30,769	73
Residential - builder	17,417	48	20,970	45
Commercial	4,741	12	3,047	11
Non-mortgage loans:
Consumer	11	2	9	2
Commercial loans	1,383	3	-	-
Total non-accrual loans	$68,801	151	$54,795	131
Accruing loans greater than 90 days past due	$-		$-
Foreclosed real-estate	$17,877		$6,317
Total non-performing assets	$86,678		$61,112
Total troubled debt restructurings	$22,552	32	$2,142	3
Total non-accrual loans to net loans	8.2%		6.1%
Allowance for loan losses	$34,009		$14,813
Allowance to total loans	3.9%		1.6%
Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	49.4%		27.0%
Total non-accrual and accruing loans greater than
90 days past due to total assets	6.9%		5.5%
Total non-performing assets to total assets	8.7%		6.2%

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

The following table summarizes the change in impaired loans for the nine months ended September 30, 2009 (dollars in thousands):

Impaired loans at December 31, 2008	$69,836
Added to impaired loans	102,507
Gross loans transferred to foreclosed real estate	(23,464)
Paid off prior to foreclosure	(20,346)
Impaired loans at September 30, 2009	$128,533

Included in the above impaired loans amount at September 30, 2009 was $59,732,000 of loans that were not in non-accrual status. In addition, there was a total of $77,837,000 of residential real estate loans included in impaired loans at September 30, 2009, of which $60,795,000 were to consumers and $17,042,000 were to builders. Impaired loans are individually reviewed by management to determine their estimated fair value, and a specific reserve is established, if necessary, for the difference between the original carrying value of any loan and its estimated fair value.

As of September 30, 2009, the Company had foreclosed real estate consisting of 43 residential properties with a carrying value of $17,877,000.  During the nine month period ended September 30, 2009, the Company sold 19 properties previously included in foreclosed real estate. The following table summarizes the changes in foreclosed real estate for the nine months ended September 30, 2009 (dollars in thousands):

Foreclosed real estate at December 31, 2008	$6,317
Transferred from loans, net of charge-offs of $3,815	19,649
Property improvements	213
Property sold	(6,044)
Additional allowances	(2,258)
Foreclosed real estate at September 30, 2009	$17,877

Liquidity

The Company’s liquidity is determined by its ability to raise funds through several sources including borrowed funds, capital, deposits, loan repayments, maturing investments, and the sale of loans.  Based on the internal and external sources available, the Company’s liquidity position exceeded anticipated short-term and long-term needs as of September 30, 2009.  Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In assessing its liquidity, the management of the Company considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that the Company may take advantage of business opportunities.

Management believes it has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $372,463,000 at September 30, 2009.  Based on past experience, management believes that a significant portion of such deposits will remain with the Company. At September 30, 2009, the Company had commitments to originate mortgage loans of $9,485,000, unadvanced home equity lines of credit of $19,871,000, unadvanced construction commitments of $48,335,000, unused lines of credit of $27,422,000, and commitments under standby letters of credit of $11,551,000.  The Company has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise.  As of September 30, 2009, outstanding FHLB Atlanta borrowings totaled $135,000,000, and the Company had available to it an additional $163,490,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities decreased $5,510,000 to $2,573,000 for the nine months ended September 30, 2009, compared to $8,083,000 for the same period in 2008. This decrease was primarily the result of a net loss, higher loans originated for sale to others and an increase in deferred tax assets, partially offset by the increase in the provision for loan losses in 2009.  Net cash provided by investing activities increased $13,210,000 to $14,233,000 for the nine months ended September 30, 2009, compared to $1,023,000 for the same period in 2008. This increase was primarily due to higher cash proceeds from the decrease in loans during the nine months ended September 30, 2009, compared to the same period in 2008. In financing activities, net cash increased by $23,123,000 to $21,200,000 provided by financing activities for the nine months ended September 30, 2009, compared to $1,923,000 used in financing activity for the same period in 2008.  This increase was primarily due to lower repayments of FHLB Atlanta borrowings in 2009 and an increase in deposits during the nine months ended September 30, 2009, compared to the same period in 2008.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of thirty percent (30%) of its total assets, with the FHLB Atlanta.  As of September 30, 2009, the total available line of credit with the FHLB Atlanta was approximately $298,000,000, of which $135,000,000 was outstanding.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public. The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of September 30, 2009 (dollars in thousands):
Principal Amount	Rate	Maturity
$ 10,000	3.083%	2009
10,000	5.000%	2010
-	-	2011
-	-	2012
-	-	2013
115,000	2.579% to 4.340%	Thereafter
$ 135,000

Subordinated Debentures

As of September 30, 2009, the Company had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association, as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (0.05094% as of September 30, 2009) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture.  The 2035 Debentures are first redeemable, in whole or in part, by the Company on January 7, 2010.

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

Average Balance Sheet

The following table presents the Company’s distribution of the average consolidated balance sheets and net interest analysis for the nine months ended September 30, 2009 and September 30, 2008:

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$888,331	$39,760	5.97%	$891,045	$47,271	7.07%
Held to maturity securities(2)	3,132	65	2.77%	1,368	56	5.46%
Other interest-earning assets (3)	31,748	11	0.05%	20,682	613	3.95%

Total interest-earning assets	923,211	39,836	5.75%	913,095	47,940	7.00%

Non-interest earning assets	63,301			49,567

Total assets	$986,512			$962,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$178,616	2,749	2.05%	$119,170	1,495	1.67%
Certificates of deposit	514,098	12,802	3.32%	550,233	18,305	4.44%
Borrowings	145,249	4,833	4.44%	170,666	5,721	4.47%

Total interest-bearing liabilities	837,963	20,384	3.24%	840,069	25,521	4.05%

Non-interest bearing liabilities	29,740			25,077

Stockholders' equity	118,809			97,516

Total liabilities and stockholders’ equity	$986,512			$962,662

Net interest income and interest rate spread		$19,452	2.51%		$22,419	2.95%

Net interest margin			2.81%			3.27%

Average interest-earning assets to average interest-bearing liabilities			110.17%			108.69%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	The Company does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.  No amount has been recognized in the statement of financial condition at September 30, 2009 as a liability for credit loss.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows (dollars in thousands):

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	September 30, 2009
Standby letters of credit	$11,551
Home equity lines of credit	19,871
Unadvanced construction commitments	48,335
Mortgage loan commitments	9,485
Lines of credit	27,422
Loans sold with limited repurchase
provisions	12,027

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 12 to the Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2008, as reported in the Company’s Form 10-K filed with the SEC on March 11, 2009.

Item 4.    Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factor should be considered in addition to the other information set forth in this report, and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. If any of the risks actually occur, the Company’s business, financial condition or results of operations could be materially and adversely affected.  The risk factors in our Annual Report on Form 10-K have not materially changed.  The following risk and the risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  The Company’s actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by the Company described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

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

SEVERN BANCORP, INC.

November 12, 2009	Alan J. Hyatt___________________________
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2009	Thomas G. Bevivino______________________
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