Form 10-K
period 2009-12-31
SEVERN BANCORP INC
filed 2010-03-15
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Registrant’s telephone number, including area code: (410) 260-2000

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
                                                                                                                                                                                            Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                                                                                                                                            Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not
                                                                                               Smaller reporting company   ☑                                     check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).                 Yes ☐ No ☑

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2009 was $15,178,043 ($3.10 per share based on shares of common stock outstanding at June 30, 2009).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 1, 2010, there were issued and outstanding 10,066,679 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portion’s of the registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year-ended December 31, 2009, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Severn Bancorp, Inc. (“Bancorp”) may from time to time make written or oral “forward-looking statements”, (as defined in the Securities Exchange Act of 1934, as amended, and the regulations thereunder) including statements contained in Bancorp’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by Bancorp, pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include, but are not limited to:

•	Statements contained in “Item 1A. Risk Factors;”

•	Statements contained in “Business” concerning strategy, competitive strengths, liquidity and business plans;

•
Statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to Bancorp’s consolidated financial statements, such as statements concerning allowance for loan losses, liquidity, capital adequacy requirements, unrealized losses, guarantees, the Bank being well-capitalized, and impact of accounting pronouncements; and

•	Statements as to trends or Bancorp’s or management’s beliefs, expectations and opinions.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  Any forward-looking statements are not guarantees of Bancorp’s future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under “Item 1A. Risk Factors” and the following:

•	Changes in general economic and political conditions and by governmental monetary and fiscal policies;

•	Changes in the economic conditions of the geographic areas in which Bancorp conducts business;

•	Changes in interest rates;

•	A downturn in the real estate markets in which Bancorp conducts business;

•	The high degree of risk exhibited by Bancorp’s loan portfolio;

•	Environmental liabilities with respect to properties Bancorp has title;

•	Changes in federal and state regulation;

•	The effects of the supervisory agreements entered into by each of Bancorp and Severn Savings Bank, FSB (“Bank”) with the Office of Thrift Supervision (“OTS”);

•	Bancorp’s ability to estimate loan losses;

•	Competition;

•	Breaches in security or interruptions in Bancorp’s information systems;

•	Bancorp’s ability to timely develop and implement technology;

•	Bancorp’s ability to retain its management team;

ii

•	Perception of Bancorp in the marketplace;

•	Bancorp’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; and

•	Terrorist attacks and threats or actual war.

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

iii

PART I

Item 1.  Business

General

Bancorp is a savings and loan holding company chartered as a corporation in the state of Maryland in 1990.  It conducts business primarily through two subsidiaries, Severn Savings Bank, FSB (“Bank”) and SBI Mortgage Company (“SBI”).  The Bank’s principal subsidiary Louis Hyatt, Inc. (“Hyatt Commercial”), conducts business as Hyatt Commercial, a commercial real estate brokerage and property management company.  SBI holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation (“Crownsville”), which is doing business as Annapolis Equity Group, which acquires real estate for syndication and investment purposes.

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

On November 15, 2008, Bancorp sold a total of 70 units, at an offering price of $100,000 per unit, for gross proceeds of $7.0 million pursuant to a private placement exempt from registration under the Securities Act of 1933.    Each unit consisted of 6,250 shares of Bancorp's Series A 8.0% Non-Cumulative Convertible Preferred Stock ("Series A Preferred Stock") and Bancorp's Subordinated Notes in the original principal amount of $50,000 ("Subordinated Notes").  In the private placement, Bancorp issued a total of 437,500 shares of its Series A Preferred Stock and $3.5 million aggregate principal amount of its Subordinated Notes.

The Emergency Economic Stabilization Act of 2008 (“EESA”) authorized the U.S. Department of the Treasury (“Treasury Department”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in the Troubled Asset Relief Program (”TARP”).  The Treasury Department allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury purchased debt or equity securities from participating institutions.  The Company made application to the Treasury Department to participate in this program.  On November 21, 2008, Bancorp entered into a Letter Agreement (the “Purchase Agreement”) with the Treasury Department, pursuant to which Bancorp issued and sold (i) 23,393 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share and liquidation preference $1,000 per share, (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 556,976 shares of Bancorp’s common stock at $6.30 per (the “Common Stock”), for an aggregate purchase price of $ 23,393,000 in cash.  Closing of the sale occurred on November 21, 2008.

 On November 23, 2009, Bancorp and the Bank each entered into a supervisory agreement with the OTS which primarily addressed issues identified in the OTS’ reports of examination of Bancorp’s and the Bank’s operations and financial condition conducted in 2009.  See “Supervisory Agreements” for more information.

As of December 31, 2009, Bancorp had total assets of $967,788,000, total deposits of $710,329,000, and total stockholders’ equity of $106,231,000. Net loss of Bancorp for the year ended December 31, 2009 was $15,228,000.  For more information, see “Item 6. Selected Financial Data.”

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

For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Bancorp’s interest income and expense during the fiscal years ended December 31, 2009 and 2008, refer to Item 6, “Selected Financial Data - Rate Volume Table”.

Market Area

The Bank’s market area is primarily Anne Arundel County, Maryland and nearby areas, due to its four branch locations, all located in Anne Arundel County.

In 2009, the Bank expanded its business relationship banking department with increased focus on the needs of the business community in Anne Arundel County, Maryland.  In addition, the Bank increased its offerings to businesses and consumers, including additional commercial lending products, business internet banking, and an expanded line of consumer deposit products.  The Bank has traditionally focused its lending activities on first mortgage loans secured by real estate for the purpose of purchasing, refinancing, developing and constructing one-to-four family residences and commercial properties in and near Anne Arundel County, Maryland. While first mortgage lending has slowed due to the economic recession, the Bank continued to be leading mortgage lender in its market area in 2009.  The Bank participates in the secondary market and sold approximately 20% of the fixed-rate long-term mortgages that it originated in 2009.

Supervisory Agreements

On November 23, 2009, Bancorp and the Bank each entered into a supervisory agreement with the OTS, which agreements primarily addressed issues identified in the OTS’ reports of examination of Bancorp’s and the Bank’s operations and financial condition conducted in 2009.  The Supervisory Agreements provide, among other things, that

•	Bancorp and Bank will not make any dividends or capital distributions, and Bancorp will not redeem any Bancorp common stock, without the prior approval of the OTS;

•
Bancorp will not, and will not permit its subsidiaries to, incur, issue, renew or rollover any debt or debt securities, increase any current lines of credit, guarantee the debt of any entity, or otherwise incur any additional debt, without the prior written non-objection of the OTS;

•
Bancorp and Bank will submit to OTS a business plan for 2010, 2011 and 2012 designed to, among other things, improve operations, earnings and profitability and reduce Bancorp debt and, after OTS approval, implement such plans and review such plans quarterly;

•
Bank will develop and implement: (i) a plan to reduce the level of classified assets, assets designated special mention, all nonperforming assets and all delinquent loans, including specific workout plans for such assets and loans, or groups of such assets and loans, of $1.5 million or more, (ii) revised policies, procedures, and methodology to ensure the timely establishment and maintenance of an adequate allowance for loan and lease loss level in accordance with applicable laws, regulations, and regulatory guidance, (iii) policies and procedures for the use of interest reserves, (iv) a program, subject to OTS approval, for identifying, monitoring, and managing risks associated with concentrations of credit, (v) a loan modification policy subject to OTS approval, (vi) policies and procedures for identifying and classifying problem assets, (vii) a revised liquidity and funds management policy, subject to OTS approval; the board of the Bank is required to review these plans, policies and programs at regular intervals and take appropriate action;

•	Bank will not increase the amount of brokered deposits without the prior approval of the OTS;

•
Bank will establish a regulatory compliance committee, consisting of at least three non-employee directors, to monitor compliance with the supervisory agreement and the completion of all corrective action required in the OTS 2009 report of examination;

•
Bank will not enter into any new, or renew, extend, or revise any existing, contractual arrangement relating to compensation or benefits for any senior executive officer or director of the Bank without prior notice to the OTS;

•
Bank will not enter into any new arrangement or contract with a third party service provider outside of the normal course of business or otherwise in excess of $100,000 per arrangement or contract per year without OTS prior non-objection; and

•	Bancorp and Bank will make various periodic reports to the OTS and their respective boards of directors.

The terms of the Supervisory Agreements will remain in effect until terminated, modified or suspended by the OTS. The foregoing summary is qualified by reference to the Supervisory Agreements, copies of which are filed as exhibits to this Annual Report on Form 10-K.

Loan Portfolio Composition

The following table sets forth the composition of Bancorp’s loan portfolios by type of loan at the dates indicated.  The table includes a reconciliation of total net loans receivable, including loans held for sale, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowances for losses on loans as of December 31:

	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Residential mortgage	$343,931	37.97%	$355,909	36.55%	$320,303	32.45%	$249,448	26.15%	$219,988	23.71%
Construction and land acquisition and
Development	198,933	21.96%	242,359	24.89%	297,823	30.18%	339,122	35.55%	390,376	42.07%
Land	71,772	7.92%	82,642	8.49%	93,717	9.50%	90,747	9.51%	77,319	8.33%
Lines of credit	31,138	3.44%	34,872	3.58%	29,713	3.01%	40,733	4.27%	35,491	3.82%
Commercial real estate	204,596	22.59%	214,209	22.00%	205,755	20.85%	193,299	20.26%	163,449	17.61%
Commercial non-real estate	6,923	0.76%	3,084	0.32%	3,416	0.34%	3,348	0.35%	3,412	0.37%
Home equity	42,365	4.68%	39,040	4.01%	32,748	3.32%	32,758	3.44%	32,974	3.55%
Consumer	1,259	0.14%	1,083	0.11%	2,355	0.24%	1,537	0.16%	1,768	0.19%
Loans held for sale	4,845	0.54%	453	0.05%	1,101	0.11%	2,970	0.31%	3,216	0.35%

Total gross loans	905,762	100.00%	973,651	100.00%	986,931	100.00%	953,962	100.00%	927,993	100.00%

Deferred loan origination fees and costs, net	(3,895)		(4,439)		(4,898)		(4,712)		(4,916)

Loans in process	(48,095)		(57,940)		(78,238)		(104,747)		(136,239)

Allowance for loan losses	(34,693)		(14,813)		(10,781)		(9,026)		(7,505)

Total loans net	$819,079		$896,459		$893,014		$835,477		$779,333

Lending Activities

General

The Bank originates mortgage loans of all types, including residential, residential-construction, commercial-construction, commercial, land and residential lot loans.  To a lesser extent, the Bank also originates non-mortgage loans, which include consumer, business and commercial loans.  These loans constitute a small part of the Bank’s portfolio.

The Bank originated and funded $129,197,000 and $177,714,000 of mortgage loans for the years ended December 31, 2009 and 2008, respectively.

Loan Origination Procedures

The following table contains information on the activity of the Bank’s loans held for sale and its loans held for investment in its portfolio:
	For the Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Held for Sale:
Beginning balance	$453	$1,101	$2,970
Originations	33,692	13,145	18,320
Net sales	(29,300)	(13,793)	(20,189)

Ending balance	$4,845	$453	$1,101

Held for investment:
Beginning balance	$973,198	$985,830	$950,992
Originations and purchases	128,417	210,984	239,336
Transfers to foreclosed real estate	(35,931)	(15,258)	(3,342)
Repayments/payoffs	(164,767)	(208,358)	(201,156)

Ending balance	$900,917	$973,198	$985,830

The Bank originates residential mortgage loans that are to be held in the Bank’s loan portfolio as well as loans that are intended for sale in the secondary market.  Loans sold in the secondary market are primarily sold to investors with which the Bank maintains a correspondent relationship.  These loans are made in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market, and are approved either by the Bank’s underwriter or the correspondent’s underwriter.  Loans considered for the Bank’s portfolio are approved by the Bank’s loan committee.  Meetings of the loan committee are open to attendance by any member of the Bank’s Board of Directors who wishes to attend.  The loan committee reports to and consults with the Board of Directors in interpreting and applying the Bank’s lending policy.  Single loans greater than $2,000,000, or loans to one borrower aggregating more than $4,000,000, up to $17,690,000 (the maximum amount of loans to one borrower as of December 31, 2009), must also have Board of Directors’ approval.

    Loans that are sold are typically long-term (15 or more years) loans with fixed interest rates eligible for resale in the secondary market.  Loans retained for Bancorp’s portfolio typically include construction loans, commercial loans and loans that periodically reprice or mature prior to the end of an amortized term.  Loans are generally sold with servicing released.  However, as of December 31, 2009 the Bank was servicing $398,000 in loans for Federal Home Loan Mortgage Corporation (“FHLMC”) and $82,480,000 in loans for other investors.

The following table contains information, as of December 31, 2009, on the percentage of fixed-rate single-family loans serviced for others by the Bank, by interest rate category.

Interest rate range	Percentage of Portfolio
Less than 5.00%	55.5%
5.01 – 6.00%	7.7%
6.01 – 7.00%	28.3%
7.01 – 8.00%	6.6%
Over 8.00%	1.9%
100.0%

The Bank’s mortgage loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  The authority of the loan committee to approve loans is established by the Board of Directors and currently is commensurate with the Bank’s limitation on loans to one borrower.  The Bank’s maximum amount of loans to one borrower currently is equal to 15% of the Bank’s unimpaired capital, or $17,690,000 as of December 31, 2009.  Loans greater than this amount require participation by one or more additional lenders.  Letters of credit are subject to the same limitations as direct loans.  The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate.  The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

Commercial Real Estate Loans

At December 31, 2009, Bancorp’s commercial real estate loan portfolio totaled $204,596,000, or 22.6% of Bancorp’s loan portfolio.  All of Bancorp’s commercial loans are secured by improved property such as office buildings, retail strip shopping centers, industrial condominium units and other small businesses most of which are located in the Bank’s primary lending area.  The largest commercial real estate loan outstanding at December 31, 2009 was a $7,079,000 loan secured by an office building in Annapolis, Maryland.  This loan has consistently performed in accordance with the terms of the debt instrument.

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

Construction Loans

The Bank originates loans to finance the construction of one-to-four family dwellings, and to a lesser extent, commercial real estate.  It also originates loans for the acquisition and development of unimproved property to be used for residential and/or commercial purposes in cases where the Bank is to provide the construction funds to improve the properties.  As of December 31, 2009, Bancorp had 253 construction loans outstanding in the gross aggregate amount of $198,933,000, representing 22.0% of its loan portfolio, of which $48,095,000 was unadvanced.

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

Multi-Family Lending

The Bank occasionally originates multi-family loans with terms up to 30 years, but with rate adjustments or balloon payments generally at three to five years.  These loans are generally made in amounts up to 75% of the appraised value of the secured property.  In making these loans, the Bank bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service, the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar property, the marketability of the property and the Bank’s lending experience with the borrower.  The Bank also typically receives a personal guarantee from the borrower.  As of December 31, 2009, $11,781,000, or 1.3% of Bancorp’s total loan portfolio, consisted of multi-family residential loans.

Land and Residential Building Lots

Land loans include loans to developers for the development of residential subdivisions and loans on unimproved lots primarily to individuals.  At December 31, 2009, Bancorp had outstanding land and residential building lot loans totaling $74,109,000, or 8.2% of the total loan portfolio.  The largest of these loans for $5,200,000, is secured by thirty lots in Davidsonville, Maryland, and has performed in accordance with the terms of the debt instrument.  Land development loans typically are short-term loans; the duration of these loans is typically not greater than three years.  The interest rate on land loans is generally at least 1% or 2% over the prime rate.   The loan-to-value ratio generally does not exceed 75%. Land and residential building lot loans typically are made to customers of the Bank and developers and contractors with whom the Bank has had previous lending experience.  In addition to the customary requirements for these types of loans, the Bank may also require a satisfactory Phase I environmental study and feasibility study to determine the profit potential of the development.

Consumer and Other Loans

The Bank also offers other loans, primarily business and commercial loans.  These are loans to businesses that are not secured by real estate although equipment, securities, or other collateral may secure them.  They constitute a relatively small part of the Bank’s business, and typically are offered to customers with long-standing relationships with the Bank.  At December 31, 2009, $8,506,000, or 0.9%, of the loan portfolio consisted of business and commercial loans.  In addition, $1,259,000, or 0.1% of the loan portfolio was in consumer loans.

Loan Portfolio Cash Flows

The following table sets forth the estimated maturity of Bancorp’s loan portfolios by type of loan at December 31, 2009.  The estimated maturity reflects contractual terms at December 31, 2009.  Contractual principal repayments of loans do not necessarily reflect the actual term of the Bank’s loan portfolios.  The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of "due on sale" clauses.  The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Due	Due after
	Within one	1 through	Due after
	year or less	5 years	5 years	Total
	(dollars in thousands)
One to four family residential	$36,702	$63,697	$308,271	$408,670
Multifamily	2,407	2,249	7,125	11,781
Commercial and industrial real estate	22,842	74,549	107,988	205,379
Construction and land acquisition
and development loans	146,248	49,810	-	196,058
Land	41,273	25,174	7,662	74,109
Commercial, non-real estate	1,320	2,434	4,752	8,506
Consumer	453	640	166	1,259
Total	$251,245	$218,553	$435,964	$905,762

The following table contains certain information as of December 31, 2009 relating to the loan portfolio of Bancorp with the dollar amounts of loans due after one year that have fixed and floating rates.  All loans are shown maturing based upon contractual maturities and include scheduled payments but not possible prepayments.

	Fixed	Floating	Total
	(dollars in thousands)
One to four family residential	$203,943	$168,025	$371,968
Multifamily	2,414	6,960	9,374
Commercial and industrial real estate	83,300	99,237	182,537
Construction and land acquisition
and development loans	11,429	38,381	49,810
Land	20,390	12,446	32,836
Commercial, non-real estate	6,237	949	7,186
Consumer	806	-	806
Total	$328,519	$325,998	$654,517

Loans to One Borrower

Under regulatory guidelines, the aggregate amount of loans that the Bank may make to one borrower is 15% of the Bank’s unimpaired capital and unimpaired surplus, which was $17,690,000 at December 31, 2009.  The Bank’s three largest loans at December 31, 2009 were a $7,079,000 loan secured by commercial property located in Annapolis, Maryland, a $6,818,000 loan secured by commercial property located in California, Maryland, and a $6,525,000 loan secured by lots located in Severna Park, Maryland.

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

The Bank’s mortgage loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  The loan committee of the Bank can approve single residential and commercial loans up to $2,000,000, and loans that aggregate up to $4,000,000 to one borrower.  Single loans greater than $2,000,000, or loans to one borrower aggregating more than $4,000,000, up to $17,690,000 (the maximum amount of loans to one borrower as of December 31, 2009), must also have Board of Directors’ approval. The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate. The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

The Bank accounts for loan origination fees in accordance with standards set on the accounting for deferred costs and fees. These standards prohibit the immediate recognition of loan origination fees as revenues and require that such income (net of certain direct loan origination costs) for each loan be amortized, generally by the interest method, over the estimated life of the loan as an adjustment of yield.  The Bank also realizes income from gains on sales of loans, and servicing released fees for loans sold with servicing released.

Delinquencies and Classified Assets

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

The first group is made up of impaired loans.  Loans are classified as impaired if they meet either of the following two criteria:

•	Loans that are 90 days or more in arrears (non-accrual loans); or
•
Loans that are deemed impaired when, based on current information and events, it is probable that a borrower will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Impaired loans are individually analyzed to determine if a specific reserve is required. Management uses the current appraisals of the underlying collateral to determine if a specific reserve is necessary to reduce the loan’s carrying value down to the current fair value of the underlying collateral.  In addition, management, as appropriate, measures impairment based on the present value of expected future cash flows of the loan for loans that are not solely collateral dependent.

The second group contains any loans that management deems “problem loans” that are not included in the impaired loan group.  These loans have a general reserve placed on them based on several factors, including the inherent risk of the loan, current market conditions, the risk rating assigned to the loan and the historical performance of similar loans.

Management considers all loans with an internal risk rating of 6 or higher that are not included in impaired loans as problem loans. Management defines its internal risk rating of 6 as any loans marginally acceptable but still require management’s attention.  The general reserves in this group range from approximately 2% to 5% primarily due to management’s assessment of historical performance of similar loans and to current market conditions.

The third group is made up of all remaining loans, which are the loans performing as agreed upon in the underlying loan agreement.  These loans have a general reserve placed on them based on the inherent risk of the loan, current market conditions, and the historical performance of similar loans. The general reserves in this group range from approximately 1% to 6% primarily due to the loan type and management’s assessment of historical performance of similar loans and to current market conditions.

The Bank discontinues the accrual of interest on loans 90 days or more past due, at which time all previously accrued but uncollected interest is deducted from income.  As of the most recent reported period, $4,588,000 in interest income would have been recorded for the year ended December 31, 2009 if the loans had been current in accordance with their original terms and had been outstanding throughout the year ended December 31, 2009 or since their origination (if held for only part of the fiscal year).  For the year ended December 31, 2009, $1,271,000 in interest income on such loans was actually included in net income.  The following table sets forth information as to non-accrual loans and other non-performing assets.

	At December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
One-to-four family real estate	$33,391	$35,829	$4,992	$3,487	$1,693
Home equity lines of credit	536	189	-	-	-
Commercial	7,400	3,047	336	98	-
Land	19,425	15,721	2,372	2,342	-
Non-mortgage loans:
Consumer	-	9	-	-	-
Commercial loans	56	-	-	-	-
Total non-accrual loans	$60,808	$54,795	$7,700	$5,927	$1,693
Accruing loans greater than 90 days past due	$-	$-	$-	$-	$-
Foreclosed real-estate	$21,574	$6,317	$2,993	$970	$-
Total non-performing assets	$82,382	$61,112	$10,693	$6,897	$1,693
Total troubled debt restructurings	$44,716	$2,142	$-	$-	$-
Total non-accrual loans to net loans	7.5%	6.1%	0.9%	0.7%	0.2%
Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	57.1%	27.0%	140.0%	152.3%	443.3%
Total non-accrual and accruing loans greater than
90 days past due to total assets	6.3%	5.5%	0.8%	0.7%	0.2%
Total non-performing assets to total assets	8.5%	6.2%	1.1%	0.8%	0.2%

Included in non-accrual one-to-four family loans at December 31, 2009 were 57 loans totaling $20,165,000 to consumers and 34 loans totaling $13,762,000 to builders.  Included in non-accrual land loans at December 31, 2009 were 26 loans totaling $18,724,000 to consumers and two loans totaling $701,000 to builders.

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

Total classified loans as of December 31, 2009 were $132,536,000.  The allowance for loan losses as of December 31, 2009 was $34,693,000, which was 3.8% of gross loans receivable and 57.1% of total non-performing loans.

[see table on following page]

The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans as of December 31,

	2009		2008		2007		2006		2005
		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
		Loans in each		Loans in each		Loans in each		Loans in each		Loans in each
	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
One to four family residential	$22,046	45.12%	$5,765	42.46%	$3,378	40.73%	$2,202	32.41%	$1,706	29.74%
Multifamily	164	1.30%	42	1.14%	35	0.76%	33	0.57%	67	0.49%
Commercial and industrial real estate	5,342	22.36%	3,080	21.63%	3,332	22.41%	2,512	20.45%	1,965	17.73%
Construction and land acquisition and
development loans	1,492	21.96%	2,559	24.89%	1,849	24.29%	2,253	35.44%	2,684	42.07%
Land	5,539	8.18%	3,286	8.96%	2,027	10.72%	1,731	10.10%	882	8.78%
Commercial, non-real estate	102	0.94%	77	0.80%	150	0.83%	288	0.87%	193	1.00%
Other	8	0.14%	4	0.12%	10	0.26%	7	0.16%	8	0.19%
Total	$34,693	100.00%	$14,813	100.00%	$10,781	100.00%	$9,026	100.00%	$7,505	100.00%

The following table contains information with respect to Bancorp’s allowance for loan losses for the periods indicated:

	At or for the Year Ended
	December 31
	2009	2008	2007	2006	2005
	(dollars in thousands)
Average loans outstanding, net	$878,191	$893,030	$858,305	$819,038	$738,028
Total gross loans outstanding at end of period	$905,762	$973,651	$986,931	$953,962	$927,993
Total net loans outstanding at end of period	$819,079	$896,459	$893,014	$835,477	$779,333
Allowance balance at beginning of period	$14,813	$10,781	$9,026	$7,505	$5,935

Provision for loan losses	31,402	7,481	2,462	1,561	1,570
Actual charge-offs
1-4 family residential real estate	6,761	2,571	270	-	-
Other	4,818	878	449	40	-
Total charge-offs	11,579	3,449	719	40	-
Recoveries
Total recoveries	57	-	12	-	-
Net charge offs	11,522	3,449	707	40	-

Allowance balance at end of period	$34,693	$14,813	$10,781	$9,026	$7,505
Net charge offs as a percent of average loans	1.31%	0.39%	0.08%	0.00%	0.00%
Allowance for loan losses to total gross loans at end of period	3.83%	1.52%	1.09%	0.95%	0.81%
Allowance for loan losses to net loans at end of period	4.24%	1.65%	1.21%	1.08%	0.96%

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

The carrying amounts of the Bank’s investment securities held to maturity, as of the dates indicated are presented in the following table:

	At December 31,
	2009	2008	2007
	(dollars in thousands)
US Treasury securities	$6,999	$-	$-
FHLB notes	-	-	1,000
Mortgage-backed securities	1,032	1,345	1,383

Total Investment Securities Held to Maturity	$8,031	$1,345	$2,383

Investment Scheduled Maturity Table

As of December 31, 2009

			More than One to		More than Five to		More than
	One Year or Less		Five Years		Ten Years		Ten Years		Total Investment Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Fair
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
	(dollars in thousands)

US Treasury securities	$998	0.22%	$6,001	1.83%	$-	-	$-	-	$6,999	1.34%	$7,021
Mortgage-backed securities	-	-	-	-	-	-	$1,032	5.56%	$1,032	5.56%	$1,034
Total securities	$988	0.22%	$6,001	1.83%	$-	-	$1,032	5.56%	$8,031	1.88%	$8,055

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

Deposits in the Bank as of December 31, 2009, 2008 and 2007 consisted of savings programs described below:

	2009	2008	2007
	(dollars in thousands)

NOW accounts	$12,898	$12,813	$11,152
Money market accounts	49,797	44,012	87,688
Passbooks	184,311	53,319	14,891
Certificates of deposit	447,889	554,747	523,698
Non-interest bearing accounts	15,434	18,975	15,344

Total deposits	$710,329	$683,866	$652,773

The following table contains information pertaining to the certificates of deposit held by the Bank in excess of $100,000 as of December 31, 2009.

Jumbo Certificates
of Deposit
Time Remaining Until Maturity	(dollars in thousands)
Less than three months	$54,287
3 months to 6 months	45,941
6 months to 12 months	64,666
Greater than 12 months	44,174
Total	$209,068

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

Management believes that funds available through short-term borrowings and asset maturities are adequate to meet all anticipated needs, and management is continually monitoring the Bank’s liquidity position to meet projected needs.

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

Borrowings

The Bank’s credit availability under the FHLB of Atlanta’s credit availability program was $297,140,000 at December 31, 2009.  Effective January 15, 2010, the FHLB of Atlanta reduced the Bank’s credit availability from 30% to 20% of total assets due to the losses the Bank incurred during 2009.  This change reduced the Bank’s credit availability to $198,090,000 less existing advances. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.  The following table sets forth short-term borrowings with the FHLB-Atlanta, with original maturities of one year or less.

	Years ended December 31,
	2009	2008	2007
	(dollars in thousands)
Short-term borrowings
Average balance outstanding during the period	$596	$1,667	$10,417
Maximum amount outstanding at any month-end during
the period	7,000	10,000	25,000
Weighted average interest rate during the period	2.04%	3.74%	4.68%
Total short term borrowings at period end	-	-	15,000
Weighted average interest rate at period end	-	-	4.40%

Employees

As of December 31, 2009, Bancorp and its subsidiaries had approximately 118 full-time equivalent employees.    Bancorp’s employees are not represented by any collective bargaining group, and management considers its relations with its employees to be excellent.

Hyatt Commercial

Hyatt Commercial is a real estate brokerage company specializing in commercial real estate sales, leasing and property management.  During the quarter ended September 30, 2009, the common stock of Hyatt Commercial was contributed to the Bank from Bancorp.

SBI Mortgage Company

SBI is a subsidiary of Bancorp that has engaged in the origination of mortgages not suitable for the Bank.  It owns subsidiary companies that purchase real estate for investment purposes.  As of December 31, 2009, SBI had $2,174,000 in outstanding mortgage loans and it had $468,000 invested in subsidiaries, which funds were held in cash, pending potential acquisition of investment real estate.

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

No director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company, without written approval of the OTS. Certain individuals, including Alan J. Hyatt, Louis Hyatt, and Melvin Hyatt, and their respective spouses (“Applicants”), filed an Application for Notice of Change In Control (“Notice”) in April 2001 pursuant to 12 CFR Section 574.3(b).  The Notice called for the Applicants to acquire up to 32.32% of Bancorp’s issued and outstanding shares of stock of Bancorp by April 16, 2002.  The OTS approved requests by the Applicants to extend the time to consummate such acquisition of shares to December 12, 2010.  The Applicants currently own approximately 29.53% of the total outstanding shares of Bancorp as of December 31, 2009.

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

The American Recovery and Reinvestment Act of 2009 (“ARRA”) and the regulations adopted thereunder have imposed additional compensation restrictions on companies participating in the TARP. As directed by ARRA, the Department of the Treasury has adopted standards for executive compensation that include limits on compensation that exclude incentives to take unnecessary and excessive risks that threaten the value of the participant, provision for recovery by the participant of any bonus, retention award or incentive compensation paid to any senior executive office and up to 20 next mostly highly compensated employees of the participant based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate, and prohibitions on bonus, retention awards or incentive compensation to certain senior employees, among other provisions. TARP participants are required to annually allow shareholders to have a separate non-binding vote on executive compensation while a TARP investment is outstanding.

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

Tangible capital is generally defined the same as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association’s intangible assets with only a limited exception for certain mortgage servicing rights.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital.  At December 31, 2009, the Bank had no such investments.

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

In addition to requiring generally applicable capital standards for savings institutions, the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the OTS determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. Such circumstances would include a high degree of exposure to interest rate risk, concentration of credit risk and certain risks arising from non-traditional activity. The OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the OTS to submit and adhere to a plan for increasing capital.

As shown below, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2009.

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
December 31, 2009
Tangible (1)	$112,340	11.8%	$14,431	1.50%	N/A	N/A
Tier I capital (2)	112,340	14.4%	N/A	N/A	$46,579	6.00%
Core (1)	112,340	11.8%	38,483	4.00%	48,104	5.00%
Total (2)	122,032	15.7%	62,105	8.00%	77,632	10.00%

December 31, 2008
Tangible (1)	$132,890	13.5%	$14,743	1.50%	N/A	N/A
Tier I capital (2)	132,890	16.9%	N/A	N/A	$47,047	6.00%
Core (1)	132,890	13.5%	39,314	4.00%	49,142	5.00%
Total (2)	142,199	18.1%	62,730	8.00%	78,412	10.00%
____________
(1)  To adjusted total assets.
(2)  To risk-weighted assets.

       Enforcement. The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against the institution and all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement actions by the OTS may range from issuance of a capital directive or cease and desist order, to removal of officers or directors of the institution and the appointment of a receiver or conservator.  The FDIC also has the authority to terminate deposit insurance or recommend to the director of the OTS that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the director of the OTS, the FDIC has authority to take action under specific circumstances.

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

As of December 31, 2009, the Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

Premiums for Deposit Insurance.  The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC.

The FDIC regulations assess insurance premiums based on an institution’s risk.  Under this assessment system, the FDIC evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating. In 2009, the assessment ranged from 7 to 77.5 basis points of an institution's deposits, depending on its risk category.

Federal law requires the FDIC to establish a deposit reserve ratio for the deposit fund of between 1.15% and 1.50% of estimated insured deposits.  Due to several recent bank failures during the economic turmoil in 2008 and 2009, the current FDIC ratio fell below the statutory minimum of 1.15%.  As required by law, the FDIC adopted an amended restoration plan in September of 2009 that would increase the deposit reserve ratio to the 1.15% threshold within eight years.

In 2009, the FDIC undertook several measures in an effort to replenish the DIF. On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and set new initial base assessment rates beginning April 1, 2009. Rates range from a minimum of 12 cents per $100 of domestic deposits for well-managed, well-capitalized institutions with the highest credit ratings, to 45 cents per $100 for those institutions posing the most risk to the DIF. Risk-based adjustments to the initial assessment rate may lower the rate to 7 cents per $100 of domestic deposits for well-managed, well-capitalized banks with the highest credit ratings or raise the rate to 77.5 cents per $100 for depository institutions posing the most risk to the DIF.

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was limited to 10 basis points times the institution’s assessment base for the second quarter 2009. On September 29, 2009, the FDIC increased the annual assessment rates uniformly by 3 basis points beginning in 2011. On November 17, 2009, the FDIC amended its regulations to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. For purposes of determining the prepayment, the FDIC used the institution’s assessment rate in effect on September 30, 2009. The prepayment amount for the Bank was approximately $5,838,000.

Due to the recent economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, non-interest bearing transaction accounts would receive an unlimited insurance coverage until December 31, 2009 (subsequently extended until June 30, 2010 at the option of the participant) and certain senior unsecured debt issued by institutions and their holding companies would be temporarily guaranteed by the FDIC.

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

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board.  The bonds, commonly referred to as Financing Corporation (“FICO”) bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation.  The annual FICO assessment rate as of the first quarter of 2010 is 1.06 basis points (i.e. $0.0106 for every $100 of assessable deposits).  The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

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

At December 31, 2009, the Bank’s loans-to-one-borrower limit was $17,690,000 based upon the 15% of unimpaired capital and surplus measurement.  At December 31, 2009, the Bank’s two largest lending relationships had an outstanding balance of $7,079,000 secured by commercial property located in Annapolis, Maryland and a $6,818,000 loan secured by commercial property located in California, Maryland.  The loans were performing in accordance with their terms.

Qualified Thrift Lender Test. Savings associations must meet a QTL test, which test may be met either by maintaining at least 65% of its portfolio assets in qualified thrift investments or meeting the definition of a “domestic building and loan association” as defined in the Code, in either case in at least nine of the most recent twelve month period.  “Portfolio Assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.  Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage-related securities.  Associations that fail to meet the QTL test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2009, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

Affiliate Transactions. Generally, transactions between a savings bank or its subsidiaries and its affiliates (i.e. companies that control the Bank or are under common control with the Bank) must be on terms as favorable to the Bank as comparable transactions with non-affiliates.  In addition, certain of these transactions are restricted to a percentage of the Bank’s capital and are subject to specific collateral requirements.

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

Community Reinvestment Act and the Fair Lending Laws.  Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies as well as the Department of Justice taking enforcement actions.  Based on an examination conducted March 23, 2009, the Bank received a satisfactory rating.

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

Under the capital plan of the FHLB-Atlanta as of December 31, 2009, the Bank was required to own at least $8,609,000 of the capital stock of the FHLB-Atlanta.  As of such date, the Bank owned $8,609,000 of the capital stock of the FHLB-Atlanta and was in compliance with the capital plan requirements.

Federal Reserve System.  The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits.  At December 31, 2009, the Bank was in compliance with these requirements.

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

The thrift industry is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by governmental monetary and fiscal policies.  Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond our control may adversely affect our potential profitability.  Any future rises in interest rates, while increasing the income yield on our earning assets, may adversely affect loan demand and the cost of funds and, consequently, our profitability.  Any future decreases in interest rates may adversely affect our profitability because such decreases may reduce the amounts that we may earn on our assets.  Economic downturns have resulted and may continue to result in the delinquency of outstanding loans.  We do not expect any one particular factor to materially affect our results of operations.  However, downtrends in several areas, including real estate, construction and consumer spending, have had and may continue to have a material adverse impact on our ability to remain profitable.  Further, there can be no assurance that the asset values of the loans included in our loan portfolio, the value of properties and other collateral securing such loans, or the value of foreclosed real estate will remain at current levels.

The changing economic environment poses significant challenges for the Company.

In 2009 and in 2008, negative developments in the financial services industry have resulted in uncertainty in the financial markets in general and a related general economic downturn globally, which have continued into 2010.  In addition, as a consequence of the United States recession, business activity across a wide range of industries face serious difficulties due to the decline in the housing market, lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly.

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

We are operating in a challenging economic environment, including generally uncertain national and local market conditions.  Negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses and other factors, could have adverse effects on our borrowers, which could adversely affect our financial condition and results of operations.  For instance, because payments on loans secured by commercial real estate properties are often dependent upon the successful operation of management of the properties, repayment of these loans are subject to adverse conditions in the economy.  As consumer spending decreases, businesses located in commercial real estate property may close, reducing the rental income of the Bank’s borrower.  The reduction in rental income may result in the borrower being unable to make payments on the loan.  The deterioration in economic conditions could drive losses beyond that which is provided for in our allowance for loan losses and could result in the following:

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

We expect to experience continual competition for deposit accounts which may make it difficult to reduce the interest paid on some deposits.

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

As of December 31, 2009, approximately 95% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate.  If real estate prices decline, the value of real estate collateral securing our loans will be reduced.   Our ability to recover defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to incur financial losses on defaulted loans.

In addition, approximately 50% of the book value of our loans consisted of construction, land acquisition and development loans, commercial real estate loans and land loans, which present additional risks described in “Item 1. Business - Construction Loans” of this Form 10-K.

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

At December 31, 2009 and December 31, 2008, our nonperforming loans (those loans 90 or more days in arrears) equaled $60.8 million and $54.8 million, respectively. There were 121 residential loans in non-accrual status totaling $55.5 million and eleven commercial loans in non-accrual status totaling $5.3 million at December 31, 2009 compared to 118 residential loans in non-accrual status totaling $51.7 million and eleven commercial loans in non-accrual status totaling $3.1 million at December 31, 2008. For the year ended December 31, 2009, there were $11.6 million of loan charge-offs. At December 31, 2009, the total allowance for loan losses was $34.7 million, which was 4.24% of total net loans, compared with $14.8 million, which was 1.65% of total net loans, as of December 31, 2008.

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

Failure to comply with recent OTS Supervisory Agreements could adversely affect our business, financial condition and operating results.

On November 23, 2009, we and the Bank each entered into a supervisory agreement with the OTS, which agreements primarily addressed issues identified in the OTS’ reports of examination of our and the Bank’s operations and financial condition conducted in 2009. Although we and the Bank each intend to take such actions as may be necessary to enable us to comply with our respective requirements, there can be no assurance that we will be able to comply fully with the provisions of the Supervisory Agreements, or to do so within the timeframes required. Moreover, there can be no assurance that compliance with such requirements will not be more time consuming or more expensive than anticipated, or that efforts to comply with such requirements will not have adverse effects on the operations and financial condition of us or the Bank. Failure to comply with the Supervisory Agreements, or other supervisory directives, could subject us to significant civil monetary penalties, orders to cease and desist or other regulatory or enforcement actions. Accordingly, any material failure to comply with the Supervisory Agreements could have a material adverse effect on our business, financial condition and operating results.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting.  While we have reported no “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2009, we cannot guarantee that we will not have any “material weaknesses” in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If, in the future, we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.  In addition, any failure to maintain an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business.

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

There can be no assurance that we will pay dividends in the future.

The supervisory agreements with the OTS require, among other things, that Bancorp and the Bank obtain prior OTS approval before any dividends or capital distributions can be made and that Bancorp obtain prior OTS approval before purchasing or redeeming shares of its stock.  In addition, Bancorp suspended its common stock dividend in the fourth quarter of 2009 due to losses incurred.  Although we expect to be able to resume our policy of quarterly dividend payments, this dividend policy will be reviewed in light of future earnings, OTS restrictions and other considerations.  No assurance can be given, therefore, that cash dividends on our common stock will be paid in the future.

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

Bancorp has four retail branch locations in Anne Arundel County, Maryland, of which it owns three and leases the fourth from a third party.  The lease expires July 2010, with the option to renew the lease for two additional five year terms.  In addition, the Bank leases office space in Annapolis, Maryland from a third party.  The lease expires January 2010, with the option to renew the lease for two additional five year terms.  Subsequent to year end, management has renewed both leases.

Item 3.  Legal Proceedings

There are no material pending legal proceedings to which Bancorp, the Bank or any subsidiary is a party or to which any of their property is subject.

Item 4.  Reserved

Item 4.1.  Executive Officers of the Registrant that are not Directors

Thomas G. Bevivino, age 54, joined Bancorp in August 2004 as Controller, and has served as the Chief Financial Officer since July 1, 2005.  He serves in the same capacity for the Bank.  Mr. Bevivino was a financial consultant from 2002 until 2004, and served as Chief Financial Officer of Luminant Worldwide Corporation from 1999 until 2002.

Phillip V. Jones, Jr., age 58, joined Bancorp in July 2009 as Executive Vice President and Chief Operating Officer.  He serves in the same capacity for the Bank.  Mr. Jones served as Executive Vice President, National Commercial Real Estate for Sovereign Bank from 2003 to May 2009.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Bancorp is traded on the Nasdaq Capital Market under the symbol “SVBI”.  As of March 3, 2010, there were 1,443 stockholders of record of Bancorp’s common stock.

Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016-3572, serves as the Transfer Agent and Registrar for Bancorp.

The following table sets forth the high and low sales prices per share of Bancorp’s common stock for the periods indicated, as reported on the Nasdaq Capital Market:

Quarterly Stock Information

2009				2008
	Stock Price Range		Per Share		Stock Price Range		Per Share
Quarter	Low	High	Dividend	Quarter	Low	High	Dividend
1st	$2.83	$5.00	$.030	1st	$7.80	$12.00	$.060
2nd	2.63	4.75	.030	2nd	6.52	9.45	.060
3rd	2.10	3.94	.030	3rd	5.50	6.99	.060
4th	1.55	3.50	-	4th	3.70	6.54	.060

Dividend Policy

In November 2009, Bancorp and the Bank entered into supervisory agreements with the OTS, which require, among other things, that Bancorp and the Bank obtain prior OTS approval before any dividends or capital distributions can be made and that Bancorp obtain prior OTS approval before purchasing or redeeming shares of its stock.  OTS regulations further limit the payment of dividends and other capital distributions by the Board.

Bancorp’s main source of income is dividends from the Bank.  As a result, Bancorp's dividends to its common shareholders will depend primarily upon OTS approval and receipt of dividends from the Bank.

Bancorp suspended its common stock dividend in the fourth quarter of 2009 to preserve its capital.

Bancorp’s ability to declare a dividend on its common stock is also limited by the terms of Bancorp’s Series A preferred stock and Series B preferred stock.  Bancorp may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to its common stock in any quarter until the dividend on the Series A preferred stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally, prior to November 21, 2011, unless Bancorp has redeemed the Series B preferred stock or the Treasury Department has transferred the Series B preferred stock to a third party,  Bancorp may not, without the consent of the Treasury (1) declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.06 per share) or (2) redeem, purchase or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Letter Agreement with the Treasury Department.

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

Summary Financial and Other Data

	At December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share information)
Balance Sheet Data
Total assets	$967,788	$987,651	$962,234	$911,916	$849,774
Total loans, net	814,234	896,459	893,014	835,477	779,333
Investment securities held to maturity	8,031	1,345	2,383	7,271	8,290
Non-performing loans	60,808	54,795	7,700	5,927	1,693
Total non-performing assets	82,382	61,112	10,693	6,897	1,693
Deposits	710,329	683,866	652,773	626,524	594,893
Short-term borrowings	-	-	15,000	18,000	26,000
Long-term debt	125,000	153,000	175,000	155,000	132,000
Total liabilities	861,557	863,984	866,958	825,474	777,062
Stockholders’ equity	106,231	123,667	95,276	86,442	72,712
Book value per common share *	$7.91	$9.64	$9.46	$8.59	$7.23
Common shares outstanding *	10,066,679	10,066,679	10,066,679	10,065,935	10,065,002

Other Data:
Number of:
Full service retail banking facilities	4	4	4	3	3
Full-time equivalent employees	118	106	118	121	111

* Retroactively adjusted to reflect a 10% stock dividend declared February 20, 2007 and a 10% stock dividend declared February 21, 2006.

Summary of Operations

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share information)
Interest income	$52,658	$62,472	$71,814	$70,175	$57,135
Interest expense	26,051	33,503	38,176	32,060	21,955
Net interest income	26,607	28,969	33,638	38,115	35,180
Provision for loan losses	31,402	7,481	2,462	1,561	1,570
Net interest income (loss) after provision for loan losses	(4,795)	21,488	31,176	36,554	33,610
Non-interest income	2,501	2,791	4,336	3,867	2,748
Non-interest expense	22,862	17,293	16,492	14,065	12,878
Income (loss) before income tax provision (benefit)	(25,156)	6,986	19,020	26,356	23,480
Provision for income taxes (benefit)	(9,928)	2,873	7,909	10,608	8,926
Net income (loss)	$(15,228)	$4,113	$11,111	$15,748	$14,554

Per Share Data:
Basic earnings (loss) per share *	$(1.68)	$0.39	$1.10	$1.56	$1.45
Diluted earnings (loss) per share *	$(1.68)	$0.39	$1.10	$1.56	$1.45
Cash dividends declared per share*	$.09	$.24	$.24	$.22	$.20
Weighted number of shares outstanding basic *	10,066,679	10,066,679	10,066,283	10,065,289	10,065,002
Weighted number of shares outstanding diluted *	10,066,679	10,066,679	10,066,283	10,069,056	10,065,002

* Retroactively adjusted to reflect a 10% stock dividend declared February 20, 2007 and a 10% stock dividend declared February 21, 2006.

Key Operating Ratios

	For the Year Ended December 31,
	2009	2008	2007	2006	2005

Performance Ratios:
Return on average assets	(1.54%)	0.43%	1.19%	1.77%	1.84%
Return on average equity	(13.13%)	4.03%	12.09%	19.59%	21.85%
Dividend payout ratio	(5.36%)	61.54%	21.82%	13.95%	13.84%
Net interest margin	2.90%	3.16%	3.81%	4.50%	4.58%
Interest rate spread	2.64%	2.81%	3.45%	4.20%	4.32%
Non-interest expense to average assets	2.32%	1.79%	1.76%	1.58%	1.63%
Efficiency ratio*	61.77%	51.64%	42.82%	33.50%	33.95%

Asset Quality Ratios:
Average equity to average assets	11.76%	10.55%	9.82%	9.02%	8.42%
Nonperforming assets to total assets
at end of period	8.51%	6.19%	1.11%	0.76%	0.20%
Nonperforming loans to total gross
loans at end of period	6.71%	5.63%	0.78%	0.62%	0.18%
Allowance for loan losses to
net loans at end of period	4.24%	1.65%	1.21%	1.08%	0.96%
Allowance for loan losses to
nonperforming loans at end of period	57.05%	27.03%	140.01%	152.29%	443.30%

   * The efficiency ratio is general and administrative expenses as a percentage of net interest income plus non-interest income.

Average Balance Sheet
The following table contains for the periods indicated information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.
	Year Ended December 31,
	2009			2008			2007
	Average			Average			Average
	Volume	Interest	Yield/Cost	Volume	Interest	Yield/Cost	Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$878,191	$52,520	5.98%	$893,030	$61,703	6.91%	$858,305	$70,275	8.19%
Investments (2)	3,416	41	1.20%	-	-	-	3,333	121	3.63%
Mortgage-backed securities	1,247	63	5.05%	1,363	74	5.43%	1,957	96	4.91%
Other interest-earning assets (3)	35,270	34	0.10%	23,063	695	3.01%	20,357	1,322	6.49%
Total interest-earning assets	918,124	52,658	5.74%	917,456	62,472	6.81%	883,952	71,814	8.12%
Non-interest earning assets	68,370			49,959			51,317
Total Assets	$986,494			$967,415			$935,269

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$196,671	3,899	1.98%	$119,159	2,018	1.69%	$132,604	3,272	2.47%
Certificates of deposits	503,447	15,883	3.15%	552,689	23,932	4.33%	514,523	26,075	5.07%
Borrowings	140,639	6,269	4.46%	166,250	7,553	4.54%	170,417	8,829	5.18%
Total interest-bearing liabilities	840,757	26,051	3.10%	838,098	33,503	4.00%	817,544	38,176	4.67%
Non-interest bearing liabilities	29,753			27,234			25,836
Stockholders' equity	115,984			102,083			91,889
Total liabilities and stockholders' equity	$986,494			$967,415			$935,269
Net interest income and Interest rate spread		$26,607	2.64%		$28,969	2.81%		$33,638	3.45%
Net interest margin			2.90%			3.16%			3.81%
Average interest-earning assets to
average interest-bearing liabilities			109.20%			109.47%			108.12%

(1) Non-accrual loans are included in the average balances and in the computation of yields.
(2) Bancorp does not have any tax-exempt investment securities.
(3) Other interest earning assets include interest bearing deposits in other banks, federal funds, and FHLB stock investments.

Rate Volume Table

	Year ended December 31, 2009			Year ended December 31, 2008
	vs.			vs.
	Year ended December 31, 2008			Year ended December 31, 2007
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(dollars in thousands)
Interest-earning assets
Loans	$(9,183)	$(1,025)	$(8,158)	$(8,572)	$2,842	$(11,415)
Investments	41	41	-	(121)	(121)	-
Mortgage-backed securities	(11)	(6)	(5)	(22)	(29)	7
Other interest-earning assets	(661)	368	(1,029)	(627)	176	(803)
Total interest income	(9,814)	(622)	(9,192)	(9,342)	2,869	(12,211)

Interest-bearing liabilities
Savings and checking deposits	1,881	1,313	568	(1,254)	(332)	(922)
Certificates of deposits	(8,049)	(2,132)	(5,917)	(2,143)	1,934	(4,077)
Borrowings	(1,284)	(1,164)	(120)	(1,276)	(216)	(1,060)
Total interest expense	(7,452)	(1,983)	(5,469)	(4,673)	1,386	(6,059)

Net change in net interest income	$(2,362)	$1,361	$(3,723)	$(4,669)	$1,483	$(6,152)

(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Bancorp provides a wide range of retail and commercial banking services. Deposit services include checking, individual retirement accounts, money market, savings and time deposit accounts. Loan services include various types of commercial, consumer, and real estate lending. Bancorp also provides ATMs, corporate cash management services, debit cards, Internet banking including on-line bill pay, mortgage lending, safe deposit boxes, and telephone banking, among other products and services.

Management believes that Bancorp is beginning to experience modest improvement from the challenges it and many other financial institutions faced in 2008 and 2009 as a result of the economic recession. Those challenges, including increased loan delinquencies and a decrease in the demand for certain loan products including construction, development, and land acquisition loans, have begun to improve from the second and third quarter of 2009. However, continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the recession, including job losses and other factors, have continued to affect Bancorp’s borrowers. This economic deterioration has caused loan delinquencies and impaired loans to increase from 2008. In addition, strong competition for new loans and deposits has caused the interest rate spread between Bancorp’s cost of funds and what it earns on loans to decrease from 2008 levels.  In addition, the decline in interest rate spread was caused by an increase in non-accrual loans in which interest income was not recorded, and to decreases in interest rates earned on loans outpacing the decreases in interest paid on deposits and other borrowings.

Bancorp’s total loan portfolio has decreased from 2008, as well as its interest rate spread.  In addition, Bancorp has experienced an increase in loan delinquencies, which resulted in the allowance for loan losses to increase from 2008.  The decrease in net interest income and the increase in the allowance for loan losses, coupled with increased costs relating to foreclosures, have caused Bancorp to incur losses for 2009.

The Company expects to experience improvement in market conditions in 2010, as the effects of the recession continue to improve and as the employment environment in its market improves.  However, if interest rates increase, demand for borrowing may remain low and the Company’s interest rate spread could decrease. The Company will continue to manage loan and deposit pricing against the risks of rising costs of its deposits and borrowings. Interest rates are outside the control of Bancorp, so it must attempt to balance its pricing and duration of its loan portfolio against the risks of rising costs of its deposits and borrowings.

The continued success and attraction of Anne Arundel County, Maryland, and vicinity, will also be important to Bancorp’s ability to originate and grow its mortgage loans and deposits, as will Bancorp’s continued focus on maintaining a low overhead.

If the volatility in the market and the economy continues or worsens, our business, financial condition, results of operations, access to funds and the price of our stock could be materially and adversely impacted.

On November 23, 2009, Bancorp and the Bank each entered into a supervisory agreement with the OTS which primarily addressed the issues identified in the OTS’ reports of examination of Bancorp’s and the Bank’s operations and financial condition in 2009.  See “Item 1. Business – Supervisory Agreements” for more information.

Critical Accounting Policies

   Bancorp’s significant accounting policies and recent accounting pronouncements are set forth in Note 1 of the consolidated financial statements for the year ended December 31, 2009 which are set forth on pages F-1 through F-35.  Of these significant accounting policies, Bancorp considers the policies regarding the allowance for loan losses and valuation of foreclosed real estate to be its most critical accounting policies, given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations.  In addition, changes in economic conditions can have a significant impact on real estate values of underlying collateral affecting the allowance for loan losses and therefore the provision for loan losses and results of operations as well as the valuation of foreclosed real estate.  Bancorp has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  Bancorp’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

Financial Condition

Total assets decreased by $19,863,000, or 2.0%, at December 31, 2009 to $967,788,000, compared to $987,651,000 at December 31, 2008.  The following discusses the material changes between the December 31, 2009 and 2008 statements of financial condition.

Cash

Cash and cash equivalents increased by $19,096,000, or 59.1%, at December 31, 2009 to $51,401,000, compared to $32,305,000 at December 31, 2008.  This increase was primarily due to management’s decision to increase liquidity primarily through increasing customer deposits through various incentive programs and new products.

Loans

Loans Held For Sale.  Loans held for sale increased by $4,392,000, or 969.5% at December 31, 2009 to $4,845,000, compared to $453,000 at December 31, 2008.  This increase was primarily due to the resurgence in loans sold on the secondary market, and the timing of loans pending sale at year-end.

Loans Receivable.  Total net portfolio loans receivable decreased by $81,772,000, or 9.1% at December 31, 2009, to $814,234,000, compared to $896,006,000 at December 31, 2008.  The decrease in the loan portfolio was a result of decreased loan demand from the economic slowdown, and an increase in foreclosed loans.   In addition, the allowance for loan losses increased by $19,880,000, or 134.2%, at December 31, 2009 to $34,693,000, compared to $14,813,000 at December 31, 2008.  This increase was the result of management’s decision to increase the reserve due to the increase in loan delinquencies experienced in 2009.

Foreclosed Real Estate.  Foreclosed real estate increased by $15,257,000, or 241.5%, at December 31, 2009 to $21,574,000, compared to $6,317,000 at December 31, 2008.  This increase was primarily due to the increase in loan foreclosures in 2009 due to the economic recession.

Premises and Equipment

Premises and equipment decreased by $1,163,000, or 3.8%, at December 31, 2009 to $29,104,000, compared to $30,267,000 at December 31, 2008.  This decrease was primarily due to the annual depreciation of the premises and equipment with minimal new fixed assets added throughout 2009.

Other Assets

Other assets increased by $17,726,000, or 144.5%, at December 31, 2009 to $29,990,000, compared to $12,264,000 at December 31, 2008.  This increase was primarily due to an increase in deferred income taxes of $9,194,000, prepaid FDIC insurance premiums of $5,456,000 and income taxes receivable of $3,029,000 in 2009.

Liabilities

Deposits.  Total deposits increased by $26,463,000, or 3.9%, at December 31, 2009 to $710,329,000, compared to $683,866,000 at December 31, 2008.  This increase was primarily attributable to Bancorp’s expanded deposit products and its desire to maintain its competitive edge in the community.  This resulted in growth in savings accounts and money market accounts partially offset by a decrease in certificates of deposits. The net increase in deposits was primarily used to repay FHLB-Atlanta advances and increase liquidity.

FHLB-Atlanta Advances.  FHLB-Atlanta advances decreased $28,000,000, or 18.3%, at December 31, 2009 to $125,000,000, compared to $153,000,000 at December 31, 2008.  This decrease was the result of management’s decision to repay advances from funds received from increased deposits, as well as proceeds from payoffs of loans.

Junior Subordinated Debt Securities Due 2035.  As of December 31, 2009, Bancorp had outstanding approximately $20.6 million principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR (0.28% December 31, 2009) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures are first redeemable, in whole or in part, by Bancorp on January 7, 2010.

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

Standby letters of credit, which are obligations of Bancorp to guarantee performance of borrowers to governmental entities, decreased $1,248,000, or 9.5%, as of December 31, 2009 to $11,935,000, compared to $13,183,000 as of December 31, 2008. In 2009, Bancorp experienced a decrease in demand from its borrowers for letter of credit requirements.

Unadvanced construction loans decreased $9,845,000, or 17.0%, as of December 31, 2009 to $48,095,000, compared to $57,940,000 as of December 31, 2008. This decrease was primarily the result of increased funding of existing construction loan obligations in addition to a decrease in new construction loan originations.

Home equity lines of credit decreased $4,294,000, or 18.4%, as of December 31, 2009 to $19,005,000, compared to $23,299,000 as of December 31, 2008.  This decrease was primarily due to less customer demand for home equity loans in 2009 as a result of the recession.  Home equity lines of credit allow the borrowers to draw funds up to a specified loan amount, from time to time.  Bancorp’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

Loan commitments decreased $6,751,000, or 84.8%, as of December 31, 2009 to $1,211,000, compared to $7,962,000 as of December 31, 2008. This decrease was a result of less loan demand and the timing of loan commitments booked at year end.  Loan commitments are obligations of Bancorp to provide loans, and such commitments are made in the usual course of business.

Lines of credit, which are obligations of Bancorp to fund loans made to certain borrowers, decreased $14,660,000, or 38.6%, to $23,356,000 as of December 31, 2009, compared to $38,016,000 as of December 31, 2008.  The decrease was a result of less demand for this type of loan product during 2009.  Bancorp’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

Loans sold and serviced with limited repurchase provisions increased $15,873,000, or 3,362.9%, as of December 31, 2009 to $16,345,000, compared to $472,000 as of December 31, 2008.  This increase was the result of a higher volume of loans sold in the secondary market in 2009 as management increased its focus in this area.

Bancorp uses the same credit policies in making commitments and conditional obligations as it does for its on-balance sheet instruments.

Comparison of Results of Operations for the Years Ended December 31, 2009 and 2008.

General.  Bancorp’s net loss for the year ended December 31, 2009 was $(15,228,000), or $(1.68) per share diluted.  This is compared to net income of $4,113,000, or $0.39 per share diluted in 2008.  This decrease of $19,341,000, or 470.2%, was primarily the result of the challenges Bancorp faced in 2009 as a result of the economic recession, including an increase in the provision for loan losses, a compression of its interest rate spread in 2009, and an increase in costs relating to loan foreclosures.

Net Interest Income.  Net interest income (interest earned net of interest charges) decreased $2,362,000, or 8.2%, to $26,607,000 for the year ended December 31, 2009, compared to $28,969,000 for the year ended December 31, 2008.  This decrease was primarily due to a decrease in Bancorp’s interest rate spread and to a decrease in its loan portfolio. Bancorp’s interest rate spread decreased by 0.17% to 2.64% for the year ended December 31, 2009, compared to 2.81% for the year ended December 31, 2008. This decrease was the result of interest rates earned on Bancorp’s loan portfolio decreasing faster than the decrease in interest rates paid on Bancorp’s interest bearing liabilities. In addition, Bancorp’s non-accrual loans increased from $54,795,000 at December 31, 2008 to $60,808,000 at December 31, 2009.  Bancorp discontinues the accrual of interest on all non-accrual loans, at which time all previously accrued but uncollected interest is deducted from income. This resulted in $3,317,000 of interest income not recorded on these loans.  Bancorp is uncertain whether it will be able to reduce the interest rate paid on its interest bearing liabilities by attracting lower cost deposits, due to the general expectation of continued increased competition for deposit accounts.

Provision for Loan Losses.  The Bank’s loan portfolio is subject to varying degrees of credit risk and an allowance for loan losses is maintained to absorb losses inherent in its loan portfolio.  Credit risk includes, but is not limited to, the potential for borrower default and the failure of collateral to be worth what the Bank determined it was worth at the time of the granting of the loan.  The Bank monitors its loan portfolio loan delinquencies at least as often as monthly.  All loans that are delinquent and all loans within the various categories of the Bank’s portfolio as a group are evaluated.  The Bank’s Board, with the advice and recommendation of the Bank’s loss mitigation committee, estimates an allowance to be set aside for loan losses.  Included in determining the calculation are such factors as historical losses for each loan portfolio, current market value of the loan’s underlying collateral, inherent risk contained within the portfolio after considering the state of the general economy, economic trends, consideration of particular risks inherent in different kinds of lending and consideration of known information that may affect loan collectibility.  An increase in the loan loss provision from the beginning of the year to the end of a year is the result after an analysis of the aforementioned factors and applying that rationale to the total portfolio.

The total allowance for loan losses increased $19,880,000, or 134.2%, to $34,693,000 as of December 31, 2009, compared to $14,813,000 as of December 31, 2008.  The increase was a result of the 2009 addition to the allowance partially offset by charge offs incurred. During the year ended December 31, 2009, the provision for loan losses was $31,402,000 compared to $7,481,000 for the year ended December 31, 2008.  This increase of $23,921,000, or 319.8%, was a result of an increase in loan delinquencies, increased charge-offs, and management’s determination that adding to the provision for loan losses was appropriate for the level of inherent risk in its portfolio as compared to the year ended December 31, 2008.

Management believes that Bancorp is beginning to experience improvement in the challenges faced by many financial institutions resulting from the slowdown in the economy and real estate markets, including increased loan delinquencies. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses and other factors, have adversely affected Bancorp’s borrowers. This economic deterioration has caused loan delinquencies and impaired loans to increase.  Bancorp expects loan delinquencies and impaired loans to remain high then begin to decrease throughout 2010.

Other Income and Non Interest Expenses.  Revenues from mortgage banking activities decreased $23,000, or 6.8%, to $316,000 for the year ended December 31, 2009, compared to $339,000 for the year ended December 31, 2008.  This decrease was primarily a result of the continued slowdown in loan demand in 2009 partially offset by management’s increased focus on attracting loans to be sold in the secondary market.

Real estate commissions decreased $345,000, or 33.3%, to $690,000 for the year ended December 31, 2009, compared to $1,035,000 for the year ended December 31, 2008. This decrease was primarily the result of a decrease in commercial sales and leasing in 2009 compared to 2008.  Real estate management fees increased $13,000, or 2.0%, to $677,000 for the year ended December 31, 2009, compared to $664,000 for the year ended December 31, 2008.  This increase was primarily due to increased fees charged in 2009.

Other non-interest income increased $65,000, or 8.6%, to $818,000 for the year ended December 31, 2009, compared to $753,000 for the year ended December 31, 2008. This increase was primarily due to higher credit report fees, partially offset by lower letter of credit fees.

Compensation and related expenses increased $260,000, or 2.9%, to $9,377,000 for the year ended December 31, 2009, compared to $9,117,000 for the year ended December 31, 2008.  This increase was primarily the result of a higher number of employees in 2009 compared to 2008.  As of December 31, 2009, Bancorp had 118 full-time equivalent employees compared to 106 at December 31, 2008.

Occupancy expense decreased $275,000, or 16.8%, to $1,365,000 for the year ended December 31, 2009, compared to $1,640,000 for the year ended December 31, 2008.  This decrease was primarily due to lower maintenance costs incurred at Bancorp’s headquarters.

Foreclosed real estate expenses, net increased $3,991,000, or 447.4%, to $4,883,000 for the year ended December 31, 2009, compared to $892,000 for the year ended December 31, 2008.  This increase was primarily due to an increase in foreclosed real estate, write downs taken on foreclosed property and expenses associated with the maintaining foreclosed property.

Legal fees increased $284,000, or 39.6%, to $1,003,000 for the year ended December 31, 2009, compared to $719,000 for the year ended December 31, 2008.  This increase was primarily due to an increase in fees associated with loan foreclosures and collections.

The FDIC assessment increased $1,430,000, or 197.0%, to $2,156,000 for the year ended December 31, 2009, compared to $726,000 for the year ended December 31, 2008.  This increase was primarily the result of increased premiums charged by the FDIC in 2009 for the change in the maximum amount of FDIC deposit insurance from $100,000 per account to $250,000 per account, and to replenish the FDIC for an increased number of bank failures in 2009.

Other non-interest expense decreased $121,000, or 2.9%, to $4,078,000 for the year ended December 31, 2009, compared to $4,199,000 for the year ended December 31, 2008.  This decrease was primarily the result of a $260,000 charge relating to an external wire fraud scheme that occurred in 2008.

Income Taxes.  Income taxes decreased $12,801,000, to an income tax benefit of $9,928,000 compared to income tax expense of $2,873,000 for the year ended December 31, 2008.  The effective tax rate for the years ended December 31, 2009 and 2008 was (39.5) % and 41.1%, respectively.

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007

General.  Bancorp’s net income for the year ended December 31, 2008 was $4,113,000, or $0.39 per share diluted.  This is compared to $11,111,000, or $1.10 per share diluted in 2007.  This decrease of $6,998,000, or 63.0%, was primarily the result of Bancorp experiencing similar challenges caused by the slowdown in the overall economy, including increased loan delinquencies and a compression of its interest rate margin, as well as increased foreclosure related costs.

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

Provision for Loan Losses.  The total allowance for loan losses increased $4,032,000, or 37.4% to $14,813,000 as of December 31, 2008, compared to $10,781,000 as of December 31, 2007.  This increase was a result of the current year’s addition to the allowance partially offset by charge offs incurred.   During the year ended December 31, 2008, the provision for loan losses was $7,481,000 compared to $2,462,000 for the year ended December 31, 2007.  This increase of $5,091,000 or 206.8% was a result of an increase in loan delinquencies, an increase in the loan portfolio, and management’s determination that adding to the provision for loan losses was appropriate for the level of inherent risk in its portfolio as compared to the year ended December 31, 2007.

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

Liquidity and Capital Resources

In 2009, Bancorp’s sources of liquidity were loan repayments, maturing investments, deposits, borrowed funds,  and the sale of loans.  Bancorp considers core deposits stable funding sources and includes all deposits, except time deposits of $100,000 or more.  At December 31, 2009, core deposits equaled 71% of total deposits.  The Bank’s experience has been that a substantial portion of certificates of deposit renew at time of maturity and remain on deposit with the Bank.  Additionally, loan payments, maturities, deposit growth and earnings contributed to Bancorp’s flow of funds.

In addition to its ability to generate deposits, Bancorp has external sources of funds, which may be drawn upon when desired.  The primary source of external liquidity is an available line of credit with the FHLB-Atlanta.  The Bank’s credit availability under the FHLB of Atlanta’s credit availability program was $297,140,000 at December 31, 2009, of which $125,000,000 was outstanding.  Effective January 15, 2010, the FHLB of Atlanta reduced the Bank’s credit availability from 30% to 20% of total assets.  This change reduced the Bank’s credit availability to $198,090,000 less outstanding advances of $125,000,000.

The maturities of these long-term advances at December 31, 2009 were as follows (dollars in thousands):

Rate	Amount	Maturity
5.000%	$10,000	2010
-%	-	2011
-%	-	2012
-%	-	2013
2.940% to 4.210%	25,000	2014
2.580% to 4.340%	90,000	Thereafter
	$125,000

As of December 31, 2009, Bancorp had outstanding an aggregate of $24,119,000 principal amount of subordinated debt, consisting of the 2035 Debentures and the Subordinated Notes.  The 2035 Debentures total $20,619,000, pay interest quarterly at a floating rate of interest of 3-month LIBOR (0.28% December 31, 2009) plus 200 basis points, and mature on January 7, 2035.  The Subordinated Notes total $3,500,000 and pay interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  As of December 31, 2009, Bancorp had $1,211,000 outstanding in loan commitments, and unadvanced construction commitments of $48,095,000 which Bancorp expects to fund from the sources of liquidity described above.  These amounts do not include undisbursed lines of credit, home equity lines of credit and standby letters of credit, in the aggregate amount of $54,296,000 at December 31, 2009, which Bancorp anticipates it will be able to fund, if required, from these liquidity sources in the regular course of business.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity.  As of December 31, 2009, Bancorp had no material commitments for capital expenditures.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

We anticipate that our primary sources of liquidity in fiscal 2010 will be from loan repayments, maturing investments, deposits, borrowed funds, and the sale of loans. We believe that these sources of liquidity will be enough for Bancorp to meet its liquidity needs over the next twelve months.  Cash generated from these liquidity sources may be affected by a number of factors. See “Risk Factors” for a discussion of the factors that can negatively impact the amount of cash we could receive.

Contractual Obligations

The following table contains, for the periods indicated, information regarding the financial obligations owing by Bancorp under contractual obligations.

	Payments due by period (dollars in thousands)
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years

Long-term borrowings	$125,000	$10,000	$-	$25,000	$90,000

Subordinated debentures	24,119	-	-	-	24,119

Operating lease obligations	513	95	285	133	-

Certificates of Deposit	447,889	337,902	91,470	18,517	-

Total	$597,521	$347,997	$91,755	$43,650	$114,119

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

Bancorp’s primary strategy to control interest rate risk is to sell substantially all long-term fixed-rate loans in the secondary market.  To further control interest rate risk related to its loan portfolio, Bancorp originates a substantial amount of construction loans that typically have terms of one year or less.  The turnover in construction loan portfolio assists Bancorp in maintaining a reasonable level of interest rate risk.

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

Exposure to interest rate risk is actively monitored by Bancorp’s management.  Its objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments.  Bancorp uses the OTS Net Portfolio Value (“NPV”) model to monitor its exposure to interest rate risk, which calculates changes in NPV.  The following table represents Bancorp’s NPV at December 31, 2009.  The NPV was calculated by the OTS, based upon information provided to the OTS.

INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)
		Net Portfolio Value		NPV as % of PV of Assets
Change In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
(dollars are in thousands)
+300bp	145,138	(8,445)	(5%)	14.75%	(41bp)
+200bp	150,863	(2,720)	(2%)	15.16%	(1bp)
+100bp	153,240	(343)	0%	15.25%	9bp
+50bp	153,825	242	0%	15.25%	8bp
0bp	153,583			15.17%
-50bp	154,267	684	0%	15.18%	1bp
-100bp	153,941	358	0%	15.11%	(6bp)

         The above table suggests that if interest rates rise 100 bps, Bancorp’s interest sensitive assets would decline in value by $343,000.

Item 8.  Financial Statements and Supplementary Data

Financial statements and supplementary data are included herein at pages F-1 through F-35.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Under the supervision and with the participation of Bancorp's management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2009. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the period covered by this report, Bancorp’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by  Bancorp in its reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Bancorp’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.  Based on that evaluation, there were no such changes during the quarter ended December 31, 2009.

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

Bancorp’s management is responsible for establishing and maintaining effective internal control over financial reporting.  The system of internal control over financial reporting, as it relates to the consolidated financial statements, is evaluated for effectiveness by management and tested for reliability through a program of internal audits and management testing and review.  Actions are taken to correct potential deficiencies as they are identified.  Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected.  Also, because of changes in conditions, internal control effectiveness may vary over time.  Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on its assessment, management concluded that as of December 31, 2009, Bancorp’s internal control over financial reporting is effective and meets the criteria of the Internal Control – Integrated Framework.

This annual report does not include an attestation report of Bancorp’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Bancorp’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Bancorp to provide only management’s report in this annual report.

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

Based on the considerations set forth above, at its meeting on November 16, 2009, the Compensation Committee did not approve bonuses for the Bank’s executive officers for fiscal year 2009. In addition, the Compensation Committee, at its meeting on November 16, 2009, decided to not change the annual base salaries of the Bank’s executive officers for fiscal year 2010.  Those salaries are as follows: Alan J. Hyatt, $338,000; Phillip V. Jones, Jr., $215,000; and Thomas G. Bevivino, $188,000.

On November 23, 2009, Bancorp and the Bank each entered into a supervisory agreement with the OTS, which  primarily addressed issues identified in the OTS’ reports of examination of Bancorp’s and the Bank’s operations and financial condition conducted in 2009.  The information under the heading “Item 1.Business – Supervisory Agreements” is incorporated here by reference.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Reference is made to the section captioned “Discussion of Proposals Recommended by the Board - Proposal 1:  Election of Directors” in Bancorp's Proxy Statement relating to the 2010 Annual Stockholders Meeting (“Proxy Statement”), and the information contained in item 4.1 of this Form 10-K,  for the information required by this Item, which is hereby incorporated by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the section captioned “Stock Ownership,” and “Executive and Director Compensation” in Bancorp's Proxy Statement for the information required by this Item, which is hereby incorporated by reference.  The following table provides certain information as of December 31, 2009 with respect to Bancorp’s equity based compensation plans.

	Number of		Number of
	securities to be		securities
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding	outstanding	under equity
	options, warrants	options, warrants	compensation
Plan Category	and rights	and rights	plans
Equity compensation
plan approved by
security holders	110,715	$15.88	510,285
Equity compensation
plans not approved by
security holders	-	-	-
Total	110,715	$15.88	510,285

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)                The following consolidated financial statements of Bancorp and its wholly owned subsidiaries are filed as part of this report:

1.           Financial Statements
 •           Report of ParenteBeard LLC, independent registered public accounting firm.
•	Consolidated statements of financial condition at December 31, 2009 and December 31, 2008
•	Consolidated statements of operations for the years ended December 31, 2009, 2008, and 2007
•	Consolidated statements of cash flows for the years ended December 31, 2009, 2008, and 2007
•	Consolidated statements of stockholders’ equity for the years ended December 31, 2009, 2008 and 2007
    •           Notes to consolidated financial statements

2.           Financial Statement Schedules
All financial statement schedules have been omitted, as required information is either inapplicable or included in the consolidated financial statements or related notes.

3.           Exhibits
  The following exhibits are filed as part of this report:

Exhibit No.                      Description of Exhibit

3.1                      Articles of Incorporation of Severn Bancorp, Inc., as amended (1)
3.2                      Bylaws of Severn Bancorp, Inc., as amended (2)
4.1                      Warrant for Purchase of Shares of Common Stock (3)
10.1+                  Description of Compensation of Directors and Officers
10.2+                  Stock Option Plan (4)
10.3+                  Employee Stock Ownership Plan (5)
10.4+                  Form of Common Stock Option Agreement (6)
10.5+                  2008 Equity Incentive Plan (7)
10.6                    Form of Subscription Agreement (8)
10.7                    Form of Subordinated Note (8)
10.8	Purchase Agreement, dated November 21, 2008, between Bancorp and the United States Department of the Treasury (3)
10.9	Supervisory Agreement dated November 23, 2009 between Severn Savings Bank, FSB and the OTS
10.10                  Supervisory Agreement dated November 23, 2009 between Severn Bancorp, Inc. and the OTS
14                       Code of Ethics (9)
21.1                    Subsidiaries of Severn Bancorp, Inc.
23.1                    Consent of Independent Registered Public Accounting Firm
31.1                    Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2                    Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	31 C.F.R. § 30.15 Certification of Principal Executive Officer
99.2	31 C.F.R. § 30.15 Certification of Principal Financial Officer

+ Denotes management contract, compensatory plan or arrangement.

(1) Incorporated by reference from Bancorp’s Annual Report on Form 10-K for fiscal year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 11, 2009.

(2) Incorporated by reference from Bancorp’s Annual Report on Form 10-K for fiscal year ended December 31, 2007 and filed with Securities and Exchange Commission on March 12, 2008.

(3)  Incorporated by reference from Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2008.

(4) Incorporated by reference from Bancorp's Annual Report on Form 10-K filed for fiscal year ended December 31, 2004 and with the Securities and Exchange Commission on March 21, 2005.

(5) Incorporated by reference from Bancorp's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 7, 2002.

(6) Incorporated by reference from Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006.

(7) Incorporated by reference from Bancorp’s 2008 Proxy Statement filed with Securities and Exchange Commission on March 12, 2008.

(8)  Incorporated by reference from Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(9) Incorporated by reference from Bancorp's Annual Report on Form 10-K for fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 25, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVERN BANCORP, INC.

March 15, 2010                                                           /s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2010	/s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board,
President, Chief Executive Officer
and Director

March 15, 2010	/s/ Thomas G. Bevivino
Thomas G. Bevivino, Executive Vice
President, Chief Financial Officer,
Secretary and Treasurer

March 15, 2010	/s/ Melvin E. Meekins, Jr.
Melvin E. Meekins, Jr.,
Vice Chairman of the Board

March 15, 2010	/s/ Melvin Hyatt
Melvin Hyatt, Director

March 15, 2010	/s/ John A. Lamon III
John A. Lamon III, Director

March 15, 2010	/s/ Ronald P. Pennington
Ronald P. Pennington, Director

March 15, 2010	/s/ T. Theodore Schultz
T. Theodore Schultz, Director

March 15, 2010	/s/ Albert W. Shields
Albert W. Shields, Director

March 15, 2010	/s/ Konrad M. Wayson
Konrad M. Wayson, Director