Form 10-Q
period 2010-05-12
SEVERN BANCORP INC
filed 2010-05-14
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer     ☐                                                                                                          Accelerated filer  ☐

Non- accelerated filer ☐(Do not check if a smaller reporting company)                          Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on May 13, 2010: 10,066,679 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

PART I– FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
          (dollars in thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$33,191	$34,092
Interest bearing deposits in other banks	309	197
Federal funds sold	27,339	17,112
Cash and cash equivalents	60,839	51,401
Investment securities held to maturity	11,075	8,031
Loans held for sale	2,224	4,845
Loans receivable, net of allowance for loan losses of
$34,560 and $34,693, respectively	807,969	814,234
Premises and equipment, net	28,802	29,104
Foreclosed real estate	23,585	21,574
Federal Home Loan Bank stock at cost	8,609	8,609
Accrued interest receivable and other assets	27,688	29,990

Total assets	$970,791	$967,788

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$712,376	$710,329
Long-term borrowings	125,000	125,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	3,922	2,109

Total liabilities	865,417	861,557

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized;
Preferred stock series “A”, 437,500 shares issued and outstanding	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized;
10,066,679 shares issued and outstanding	101	101
Additional paid-in capital	74,021	73,920
Retained earnings	31,248	32,206

Total stockholders' equity	105,374	106,231

Total liabilities and stockholders' equity	$970,791	$967,788

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)
	For the Three Months Ended
	March 31,
	2010	2009

Interest Income
Loans, including fees	$12,542	$13,636
Securities, taxable	40	16
Other	14	(36)
Total interest income	12,596	13,616

Interest Expense
Deposits	3,582	5,593
Short-term borrowings	-	12
Long-term borrowings and subordinated debentures	1,398	1,606
Total interest expense	4,980	7,211

Net interest income	7,616	6,405
Provision for loan losses	2,544	4,534
Net interest income after provision for loan losses	5,072	1,871

Non-Interest Income
Real estate commissions	137	218
Real estate management fees	151	157
Mortgage banking activities	99	50
Other	176	191
Total non-interest income	563	616

Non-Interest Expenses
Compensation and related expenses	2,452	2,324
Occupancy	434	307
Foreclosed real estate expenses, net	1,622	626
Legal fees	268	169
FDIC assessments and regulatory expense	561	195
Other	1,127	925
Total non-interest expenses	6,464	4,546

Loss before income tax benefit	(829)	(2,059)
Income tax benefit	(301)	(714)
Net loss	$(528)	$(1,345)
Amortization of discount on preferred stock	(68)	(68)
Dividends on preferred stock	(362)	(359)
Net loss available to common stockholders	$(958)	$(1,772)
Basic loss per share	$(.10)	$(.18)
Diluted loss per share	$(.10)	$(.18)
Common stock dividends declared per share	$-	$.03

             The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2010	2009

Cash Flows from Operating Activities

Net loss	$(528)	$(1,345)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Amortization of deferred loan fees	(421)	(533)
Net amortization of premiums and
discounts	2	1
Provision for loan losses	2,544	4,534
Provision for depreciation	302	319
Gain on sale of loans	(99)	(49)
Loss on sale of foreclosed real estate	194	-
Provision for foreclosed asset losses	934	-
Proceeds from loans sold to others	8,810	5,627
Loans originated for sale	(6,090)	(7,296)
Stock-based compensation expense	33	32
Decrease (increase) in net deferred tax asset	230	(2,169)
Decrease in accrued interest receivable
and other assets	2,072	1,200
Increase in accrued interest payable and other liabilities	1,813	942

Net cash provided by operating activities	9,796	1,263

Cash Flows from Investing Activities

Purchase of investment securities held to maturity	(3,053)	-
Principal collected on mortgage-backed securities	7	99
Net (increase) decrease in loans	(2,884)	679
Proceeds from sale of foreclosed real estate	4,127	-
Investment in foreclosed real estate	(240)	-
Investment in premises and equipment	-	(23)
Proceeds from disposal of premises and equipment	-	24
Net redemption of Federal Home Loan Bank
of Atlanta stock	-	(95)
Net cash provided by (used in) investing activities	(2,043)	684

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For the Three Months Ended March 31,
	2010	2009

Cash Flows from Financing Activities

Net increase (decrease) in deposits	2,047	(6,818)
Repayment of borrowed funds, long-term	-	(7,000)
Common stock dividend paid	-	(302)
Series “A” preferred stock dividend paid	(70)	(70)
Series “B” preferred stock dividend paid	(292)	(273)

Net cash provided by (used in) financing activities	1,685	(14,463)

Increase (decrease) in cash and cash equivalents	9,438	(12,516)
Cash and cash equivalents at beginning of year	51,401	32,305

Cash and cash equivalents at end of period	$60,839	$19,789

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest	$4,993	$7,402

Income taxes	$-	$250

Transfer of loans to foreclosed real estate	$7,026	$1,147

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Severn Bancorp, Inc. (the “Company”), and its wholly owned subsidiary, SBI Mortgage Company and  SBI Mortgage Company’s subsidiary, Crownsville Development Corporation, and its subsidiary, Crownsville Holdings I, LLC, and Severn Savings Bank, FSB (the “Bank”), and the Bank’s subsidiaries, Louis Hyatt, Inc., Homeowners Title and Escrow Corporation, Severn Financial Services Corporation, SSB Realty Holdings, LLC, SSB Realty Holdings II, LLC, and HS West, LLC.  All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Note 2 - Basis of Presentation

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”.  The FASB sets generally accepted accounting principles in the United States (“GAAP”) that the Company follows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010 or any other interim period.  The unaudited consolidated financial statements for the three months ended March 31, 2010 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

Note 3 - Cash Flow Presentation

In the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Home Loan Bank of Atlanta (“FHLB Atlanta”) overnight deposits, and federal funds sold. Generally, federal funds are sold for one-day periods.

Note 4 – Reclassifications

Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  Such reclassifications had no impact on net income.

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

Not included in the diluted earnings per share calculation for the three month period ended March 31, 2010, because they were anti-dilutive, were 210,715 outstanding stock options, a warrant to purchase 556,976 shares of common stock and 437,500 shares of common stock issuable upon conversion of the Company’s Series A Preferred Stock.  Not included in the diluted earnings per share calculation for the three month period ended March 31, 2009, because they were anti-dilutive, were 114,950 outstanding stock options, a warrant to purchase 556,976 shares of common stock and 437,500 shares of common stock issuable upon conversion of the Company’s Series A Preferred Stock.

	Three Months Ended
	March 31,
	2010	2009
Common shares – weighted average (basic)	10,066,679	10,066,679
Common share equivalents – weighted average	-	-
Common shares – diluted	10,066,679	10,066,679

Note 6 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally all letters of credit, when issued, have expiration dates within one year.  The credit risks involved in issuing letters of credit are similar to those that are involved in extending loan facilities to customers.  The Company generally holds collateral supporting these commitments.  The Company had $14,598,000 and $11,935,000 of standby letters of credit outstanding as of March 31, 2010 and December 31, 2009.  Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of March 31, 2010 and December 31, 2009 for guarantees under standby letters of credit issued was not material.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 7 - Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The following table presents the Bank’s capital position:

	Actual	Actual	To Be Well Capitalized Under
	at March 31, 2010	at December 31, 2009	Prompt Corrective Provisions
Tangible (1)	11.9%	11.8%	N/A
Tier I Capital (2)	14.9%	14.4%	6.0%
Core (1)	11.9%	11.8%	5.0%
Total Capital (2)	16.2%	15.7%	10.0%

  (1) To adjusted total assets.
               (2) To risk-weighted assets.

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

The Company follows FASB ASC 718, “Compensation – Stock Compensation”, to account for stock-based compensation.  FASB ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statement of operations at fair value.  FASB ASC 718 requires an entity to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award.  The expense is recognized over the period during which an employee is required to provide service in exchange for the award.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

On March 16, 2010, the Company granted 100,000 options to certain officers and employees to purchase shares of the Company’s stock at a price ranging from $4.13 to $4.54 per share.  The options vest over a five year period from the date of grant.

The grant-date fair value of options granted was $2.12.  The fair value of the options awarded under the option plan is estimated on the date of grant using the Black-Scholes valuation model, which is dependent upon certain assumptions as presented below:

Expected life (in years)	5.00
Risk-free interest rate	2.37%
Expected volatility	58.78%
Expected dividend yield	0.00%

The expected life of the options was estimated using the average vesting period of the options granted and represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the grant date.  Volatility of the Company’s stock price was based on historical volatility.  Dividend yield was based on management’s projection of future dividends.

There were no options granted during 2009.

Stock-based compensation expense for the three months ended March 31, 2010 and 2009 totaled $33,000 and $32,000, respectively.  There were 100,000 options granted and no options exercised during the three months ended March 31, 2010 and no options granted or exercised during the three months ended March 31, 2009.

Information regarding the Company’s stock-based compensation plan as of and for the three months ended March 31, 2010 is as follows:
	2010
		Weighted Average
	Shares	Price
Options outstanding, December 31, 2009	110,715	$15.88
Options granted	100,000	$4.21
Options exercised	-	-
Options forfeited	-	-
Options outstanding, March 31, 2010	210,715	$10.34
Options exercisable, March 31, 2010	92,916	$15.77

The aggregate intrinsic value of the options outstanding at both the beginning of the year and the end of period and the options exercisable at the end of the period was $0.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

The following table summarizes the stock options outstanding and exercisable as of March 31, 2010.

Options Outstanding and Exercisable
		Weighted Average Remaining	Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price

$4.13	667	4.96	$4.13
$4.54	167	4.96	$4.54
$15.62	77,259	.89	$15.62
$17.18	14,823	.89	$17.18
$4.13-$17.18	92,916	.93	$15.77

As of March 31, 2010, there was $325,000 of total unrecognized stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a period of fifty-nine months.

Note 9 - Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
March 31, 2010:

US Treasury securities	$10,051	$55	$(6)	$10,100
Residential mortgage-backed securities	1,024	19	(10)	1,033
Total	$11,075	$74	$(16)	$11,133
December 31, 2009:

US Treasury securities	$6,999	$23	$(1)	$7,021
Residential mortgage-backed securities	1,032	15	(13)	1,034
Total	$8,031	$38	$(14)	$8,055

The estimated fair value of debt securities at March 31, 2010, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$2,000	$2,004
Due from one year to five years or less	8,051	8,096
Mortgage-backed securities	1,024	1,033
	$11,075	$11,133

On March 31, 2010 and December 31, 2009, there were $8,797,000 and $1,743,000, respectively, in US Treasury securities and mortgage-backed securities pledged as collateral.

The following tables show fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2010 and December 31, 2009. Included in the table are three treasury securities and one mortgage-backed security in 2010 and one treasury security and one mortgage-backed security in 2009. Management believes that the unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds.  These unrealized losses are considered temporary as they reflect fair values on March 31, 2010 and December 31, 2009 and are subject to change daily as interest rates fluctuate.

	Less than 12 months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2010:	(dollars in thousands)

US Treasury securities	$3,046	$(6)	$-	$-	$3,046	$(6)
Mortgage-backed securities	-	-	268	(10)	268	(10)
Total	$3,046	$(6)	$268	$(10)	$3,314	$(16)

December 31, 2009:

US Treasury securities	$991	$(1)	$-	$ (-)	$991	$(1)
Mortgage-backed securities	-	(-)	267	(13)	267	(13)
Total	$991	$(1)	$267	$(13)	$1,258	$(14)

Note 10 - Fair Values of Financial Instruments

FASB ASC 820, “Fair Value Measurements and Disclosures”, establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair market hierarchy under FASB ASC 820 are as follows:

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

The following table summarizes the valuation of assets re-measured at fair value on a nonrecurring basis, by the above FASB ASC 820 pricing methodology as of March 31, 2010 and December 31, 2009 (dollars in thousands):
	Fair Value Measurement at March 31, 2010 Using
	Total	Level 1	Level 2	Level 3

Loans accounted for under	$52,180	-	-	$52,180
FASB ASC 310-10-35
Foreclosed real estate	23,585	-	-	23,585

	Fair Value Measurement at December 31, 2009 Using
	Total	Level 1	Level 2	Level 3

Loans accounted for under	$50,403	-	-	$50,403
FASB ASC 310-10-35
Foreclosed real estate	21,574	-	-	21,574

There were no liabilities that were required to be re-measured on a nonrecurring basis during the period ended March 31, 2010 or the period ended December 31, 2009.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Bank’s assets and liabilities at March 31, 2010 and December 31, 2009.

Cash and cash equivalents:
The carrying amount reported in the consolidated statement of financial condition for cash and cash equivalents approximate those assets’ fair values.

Investment Securities:
The Company utilizes a third party source to determine the fair value of its fixed income securities.  The methodology consists of pricing models based on asset class and includes available trade, bid, other market information, broker quotes, proprietary models, various databases and trading desk quotes.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at March 31, 2010 and December 31, 2009.

Loans held for sale:
The fair value of loans held for sale is based primarily on investor quotes.

Loans receivable:
The fair values of loans receivable were estimated using discounted cash flow analyses and using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

These rates were used for each aggregated category of loans as reported on the Office of Thrift Supervision Quarterly Report.

Impaired loans are those that are accounted for under FASB ASC 310-10-35, in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $68,240,000 and $65,886,000 at March 31, 2010 and December 31, 2009, respectively, less their valuation allowances of $16,060,000 and $15,483,000 at March 31, 2010 and December 31, 2009, respectively, as determined under FASB ASC 310-10-35.

Foreclosed Real Estate:
Real estate acquired through or in the process of foreclosure is recorded and included in the above disclosure at fair value less estimated disposal costs. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using current estimates of fair value. In the event of a subsequent decline, management provides an allowance to reduce real estate acquired through foreclosure to fair value less estimated disposal cost. The fair value consisted of the foreclosed real estate balances of $26,545,000 and $24,259,000 at March 31, 2010 and December 31, 2009, respectively, less their write downs of $2,960,000 and $2,685,000 at March 31, 2010 and December 31, 2009, respectively, as determined under FASB ASC 310-10-35. Expenses incurred on foreclosed real estate prior to disposition are charged to expense. Gains or losses on the sale of foreclosed real estate are recognized upon disposition of the property.

Accrued interest receivable and payable:
The carrying amounts of accrued interest receivable and accrued interest payable approximates their fair values.

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

   The following table summarizes the roll forward of level 3 assets for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2009	$50,403	$21,574
Transfer to foreclosed real estate	(6,660)	7,026
Additions	19,903	240
Additional allowances	(577)	(934)
Paid off/sold	(10,889)	(4,321)
Balance at March 31, 2010	$52,180	$23,585

	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2008	$32,054	$6,317
Transfer to foreclosed real estate	(1,305)	1,147
Additions	17,041	-
Additional allowances	(3,978)	(569)
Paid off/sold	(313)	-
Balance at March 31, 2009	$43,499	$6,895

The $577,000 in additional reserves recorded against impaired loans was included in the provision for loan losses on the statement of operations for the three months ended March 31, 2010.  The $934,000 of additional reserves recorded against foreclosed real estate was included in non-interest expenses on the statement of operations for the three months ended March 31, 2010.  Included in the $7,026,000 of loans transferred to foreclosed real estate were 7 loans totaling $1,927,000 that were not considered impaired per FASB ASC 310-10-35.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

The estimated fair values of the Company's financial instruments as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)

Financial Assets
Cash and cash equivalents	$60,839	$60,839	$51,401	$51,401
Investment securities	11,075	11,133	8,031	8,055
FHLB stock	8,609	8,609	8,609	8,609
Loans held for sale	2,224	2,224	4,845	4,845
Loans receivable, net	807,969	840,674	814,234	843,780
Accrued interest receivable	3,409	3,409	3,361	3,361

Financial Liabilities
Deposits	$712,376	$716,036	$710,329	$713,299
FHLB advances	125,000	118,168	125,000	117,799
Subordinated debentures	24,119	24,119	24,119	24,119
Accrued interest payable	747	747	760	760

Off Balance Sheet Commitments	$-	$-	$-	$-

Note 11 - Recent Accounting Pronouncements

In January 2010, the FASB has issued Accounting Standard Update “ASU” 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10.  The FASB’s objective is to improve these disclosures and, thus increase the transparency in financial reporting.  Specifically, ASU 2010-6 amends Codification Subtopic 820-10 to now require:

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurements for each class of assets and liabilities, a reporting entity need to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.

In March 2010, the FASB issued updated amendments on ASU 2010-09, Subsequent Events (Topic 855).  This update removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP.  The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued.  The FASB believes these amendments remove potential conflicts with the SEC’s literature.

In addition, the amendments in the ASU require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date.

All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors.  That amendment is effective for interim or annual periods ending after June 15, 2010.  The adoption of this update did not have a material effect on our consolidated results of operations or financial position.

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

Bank Competition

The Annapolis, Maryland area has a high density of financial institutions, many of which are significantly larger and have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees.  The Bank’s competition for loans comes primarily from savings and loan associations, savings banks, mortgage banking companies, insurance companies and commercial banks.  Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions.  The Bank faces additional competition for deposits from money market mutual funds and corporate and government securities funds and investments.  The Bank also faces increased competition for deposits from other financial institutions such as brokerage firms and insurance companies.  The Bank is a community-oriented financial institution serving its market area with a wide selection of mortgage loan products.  Management considers the Bank’s reputation and customer service to be a major competitive advantage in attracting and retaining customers in its market area.  The Bank also believes it benefits from its community orientation.

    Forward Looking Statements

In addition to the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements contained herein include, but are not limited to, those with respect to the Bank’s strategy; management’s determination of the amount of the loan loss allowance; the effect of changes in interest rates;  changes in deposit insurance premiums; ability to meet obligations; and legal proceedings.  The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” and similar expressions are typically used to identify forward-looking statements.  The Company’s operations and actual results could differ significantly from those discussed in the forward-looking statements.  Some of the factors that could cause or contribute to such differences include, but are not limited to, the success of the Bank’s strategy; changes in the economy and interest rates both in the nation and Company’s general market area; federal and state regulation; and competition and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Critical Accounting Policies

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”.  The FASB sets generally accepted accounting principles in the United States (“GAAP”) that the Company follows.

The Company’s significant accounting policies are set forth in Note 1 of the audited consolidated financial statements as of December 31, 2009 which were included in the Company’s Annual Report on Form 10-K.  Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses and the fair value of foreclosed real estate to be its most critical, because they require management’s most subjective and complex judgments.  In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and the fair value of foreclosed real estate and therefore on the provision for loan losses and the provision for losses on foreclosed real estate and, ultimately, on results of operations.  The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses and the fair value of foreclosed real estate, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio and estimated value of foreclosed real estate.  The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

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

Management believes that the Company is beginning to experience modest improvement from the challenges it and many other financial institutions faced in 2008 and 2009 as a result of the economic recession.  Those challenges, including increased loan delinquencies and a decrease in the demand for certain loan products including construction, development, and land acquisition loans, have begun to improve from the second and third quarter of 2009.  However, continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the recession, including job losses and other factors, have continued to affect the Company’s borrowers.  Management believes that this economic recovery has begun to slowly cause loan delinquencies and impaired loans to decrease from 2009.  The interest rate spread between the Company’s cost of funds and what it earns on loans has increased from 2009 levels.  The increase in interest rates spread was caused by a decrease in non-accrual loans in which interest income was not recorded, and decreases in interest rates paid on deposits and other borrowings outpacing the decreases in interest earned on loans.

If interest rates increase, demand for borrowing may remain low and the Company’s interest rate spread could decrease.  The Company will continue to manage loan and deposit pricing against the risks of rising costs of its deposits and borrowings.  Interest rates are outside the control of the Company, so it must attempt to balance its pricing and duration of its loan portfolio against the risks of rising costs of its deposits and borrowings.

The continued success and attraction of Anne Arundel County, Maryland, and vicinity, will also be important to the Company’s ability to originate and grow mortgage loans and deposits, as will the Company’s continued focus on maintaining a low overhead.

If the volatility in the market and the economy continues or worsens, our business, financial condition, results of operations, access to funds and the price of our stock could be materially and adversely impacted.

On November 23, 2009, the Company and the Bank each entered into a supervisory agreement with the OTS which primarily addressed the issues identified in the OTS’ reports of examination of the Company’s and the Bank’s operations and financial condition in 2009.  See “Item 1. Business – Supervisory Agreements” in our Annual Report on Form 10-K for more information.

Results of Operations

Net loss decreased by $817,000, or 60.7%, to $528,000 for the first quarter of 2010, compared to $1,345,000 for the first quarter of 2009.  Basic and diluted loss per share improved by $.08, or 44.4%, to $(.10) for the first quarter of 2010 compared to $(.18) for the first quarter of 2009. The improvement in net loss and basic and diluted loss per share over last year was primarily the result of a reduction in the loan loss provision requirement based on management’s estimates for the three months ended March 31, 2010 compared to 2009.  For the quarter ended March 31, 2010, the Company experienced a modest improvement in its loan portfolio performance which required less set aside for potential loan losses. In addition, the Company’s interest rate spread increased by 0.95%, to 3.38% for the three months ended March 31, 2010, compared to 2.43% for the same period in 2009, primarily due to a reduction in the Company’s cost of funds.  The interest rate spread is the difference between the Company’s cost of funds and yield on earning assets.

Net interest income, which is interest earned net of interest expense, increased by $1,211,000, or 18.9%, to $7,616,000 for the first quarter of 2010, compared to $6,405,000 for the first quarter of 2009. The primary reason for the increase in net interest income was that the interest rates earned on the Company’s loan portfolio have decreased less than the interest rates paid on the Company’s interest bearing liabilities.  Net interest margin for the three months ended March 31, 2010 was 3.49%, compared to 2.79% for the same period in 2009.

The provision for loan losses decreased by $1,990,000, or 43.9%, to $2,544,000 for the first quarter of 2010, compared to $4,534,000 for the first quarter of 2009. The provision for loan losses and allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio. Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors.  Management believes that the Company is beginning to experience improvement in the challenges faced by many financial institutions resulting from the slow down in the economy and real estate markets, including increased loan delinquencies.  For additional discussion, see “Asset Quality” below.

Total non-interest income decreased by $53,000, or 8.6%, to $563,000 for the first quarter of 2010, compared to $616,000 for the first quarter of 2009. The primary reason for the decrease in non-interest income was a decrease in real estate commissions and a decrease in management fees by Hyatt Commercial. Real estate commissions decreased $81,000, or 37.2%, to $137,000 for the first quarter of 2010, compared to $218,000 for the first quarter of 2009, while real estate management fees decreased $6,000, or 3.8%, to $151,000 for the first quarter of 2010, compared to $157,000 for the first quarter of 2009.  This decrease was partially offset by an increase in mortgage banking activity of $49,000, or 98.0%, to $99,000 for the first quarter of 2010, compared to $50,000 for the first quarter of 2009.

Total non-interest expenses increased by $1,918,000, or 42.2%, to $6,464,000 for the first quarter of 2010, compared to $4,546,000 for the first quarter of 2009.  Compensation and related expenses increased by $128,000, or 5.5%, to $2,452,000 for the first quarter of 2010, compared to $2,324,000 for the same period in 2009. This increase was primarily because of an increase in salary expense and health insurance from newly hired employees, partially offset by lower commissions.  Net occupancy costs increased by $127,000, or 41.4%, to $434,000 for the first quarter of 2010, compared to $307,000 for the first quarter of 2009. This increase was the result of an increase in net rent expense and utilities.  Foreclosed real estate expenses, net increased by $996,000, or 159.1%, to $1,622,000 for the first quarter of 2010, compared to $626,000 for the same period in 2009. This increase was the result of additional foreclosure expenses incurred due to the economic environment and the increase in loan foreclosures experienced by the Company.  Legal fees increased by $99,000, or 58.6%, to $268,000 for the first quarter of 2010, compared to $169,000 for the same period in 2009.  This increase was the result of increased legal activity relating to loan delinquencies.  FDIC assessments and regulatory expense increased by $366,000, or 187.7%, to $561,000 for the first quarter of 2010, compared to $195,000 for the same period in 2009.  This increase was due to higher assessment rates in 2010 compared to 2009.

Income Taxes

Income tax benefit decreased by $413,000, or 57.8%, to $301,000 for the first quarter of 2010, compared to $714,000 for the first quarter of 2009.  The decrease was consistent with the decrease in pretax loss. The effective tax rate for the three months ended March 31, 2010 was 36.3% compared to 34.7% for the same period in 2009.  During the three months ended March 31, 2010, the Company’s net deferred tax asset decreased by $230,000 primarily relating to the tax effect of timing differences of loan loss reserves, loan charge offs and write downs on foreclosed real estate. The change in the effective tax rate was primarily due to a valuation allowance placed on a portion of the deferred tax asset resulting from current state operating loss carryforwards.  There was no valuation allowance on the federal operating loss carryforwards because of the two year carryback and twenty year carryforward period.

       Analysis of Financial Condition

Total assets increased $3,003,000, or 0.3%, to $970,791,000 at March 31, 2010, compared to $967,788,000 at December 31, 2009.  Cash and cash equivalents increased by $9,438,000, or 18.4%, to $60,839,000 at March 31, 2010, compared to $51,401,000 at December 31, 2009. This increase was primarily in federal funds sold and correspondent bank balances. The loan portfolio decreased, as net loans receivable decreased $6,265,000, or 0.8%, to $807,969,000 at March 31, 2010, compared to $814,234,000 at December 31, 2009.  This decrease was the result of the continued general slowdown in loan demand during the first three months of 2010 and the transfer of approximately $7,000,000 of loans to foreclosed real estate.  Loans held for sale decreased $2,621,000, or 54.1%, to $2,224,000 at March 31, 2010, compared to $4,845,000 at December 31, 2009.  This decrease was primarily due to the timing of loans pending sale as of March 31, 2010.  Foreclosed real estate increased $2,011,000, or 9.3% to $23,585,000 at March 31, 2010 compared to $21,574,000 at December 31, 2009. Total deposits increased $2,047,000, or 0.3%, to $712,376,000 at March 31, 2010 compared to $710,329,000 at December 31, 2009.  In addition, the average balance of savings and checking accounts increased $131,079,000 or 93.1% to $271,891,000 at March 31, 2010, compared to $140,812,000 at March 31, 2009 and the average balance of certificates of deposit decreased $96,722,000, or 18.2%, to $435,855,000 at March 31, 2010, compared to $532,577,000 at March 31, 2009. These changes are primarily the result of the Company’s continued marketing of the Safe Harbor savings account, and in-house programs to attract new deposits.   FHLB Atlanta borrowings remained at $125,000,000 at March 31, 2010, compared to December 31, 2009.

Stockholders’ Equity

Total stockholders’ equity decreased $857,000, or 0.8%, to $105,374,000 at March 31, 2010 compared to $106,231,000 as of December 31, 2009.  This decrease was primarily a result of the net loss for the first three months, and the dividends paid to its preferred stockholders.

Asset Quality

Non-performing assets consist of non-accrual loans and other real estate owned (foreclosed properties).  Loans are placed in non-accrual status, when in the opinion of management, the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities (those loans 90 or more days in arrears).  No interest is taken into income on non-accrual loans.   A loan remains on non-accrual status until the loan is current as to both principal and interest and collectability is reasonably assured.

Foreclosed real estate includes properties that have been repossessed or acquired in complete or partial satisfaction of debt.  Such properties, which are held for resale, are carried at fair value, less a reduction for the estimated selling expenses.

The following table presents the Company’s non-performing assets as of March 31, 2010 and December 31, 2009 (dollars in thousands):
	March 31, 2010	Number of loans	December 31, 2009	Number of loans

Loans accounted for on a non-accrual basis:
Mortgage loans:
Residential - consumer	$34,275	72	$38,889	83
Residential - builder	12,822	26	16,626	38
Commercial	2,994	7	5,237	10
Non-mortgage loans:
Commercial loans	465	1	56	1
Total non-accrual loans	$50,556	106	$60,808	132
Accruing loans greater than 90 days past due	$-		$-
Foreclosed real-estate	$23,585		$21,574
Total non-performing assets	$74,141		$82,382
Total troubled debt restructurings	$56,786	96	$44,716	78
Total non-accrual loans to net loans	6.3%		7.5%
Allowance for loan losses	$34,560		$34,693
Allowance to total loans	4.1%		4.1%
Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	68.4%		57.1%
Total non-accrual and accruing loans greater than
90 days past due to total assets	5.2%		6.3%
Total non-performing assets to total assets	7.6%		8.5%

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

The following table summarizes the change in impaired loans for the three months ended March 31, 2010 (dollars in thousands):

Impaired loans at December 31, 2009	$122,941
Added to impaired loans	17,402
Gross loans transferred to foreclosed real estate	(9,112)
Paid off prior to foreclosure	(11,525)
Impaired loans at March 31, 2010	$119,706

Included in the above impaired loans amount at March 31, 2010 was $69,150,000 of loans that were not in non-accrual status.  In addition, there was a total of $66,397,000 of residential real estate loans included in impaired loans at March 31, 2010, of which $52,311,000 were to consumers and $14,086,000 were to builders. Impaired loans are individually reviewed by management to determine their estimated fair value, and a specific reserve is established, if necessary, for the difference between the original carrying value of any loan and its estimated fair value.

As of March 31, 2010, the Company had foreclosed real estate consisting of 65 residential properties with a carrying value of $23,585,000.  During the three month period ended March 31, 2010, the Company sold 20 properties previously included in foreclosed real estate. The following table summarizes the changes in foreclosed real estate for the three months ended March 31, 2010 (dollars in thousands):

Foreclosed real estate at December 31, 2009	$21,574
Transferred from loans, net of charge-offs of $2,087	7,026
Property improvements	240
Property sold	(4,321)
Additional allowances	(934)
Foreclosed real estate at March 31, 2010	$23,585

Liquidity

The Company’s liquidity is determined by its ability to raise funds through several sources including borrowed funds, capital, deposits, loan repayments, maturing investments, and the sale of loans.  Based on the internal and external sources available, the Company’s liquidity position exceeded anticipated short-term and long-term needs as of March 31, 2010.  Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In assessing its liquidity, the management of the Company considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that the Company may take advantage of business opportunities.

Management believes it has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $279,659,000 at March 31, 2010.  Based on past experience, management believes that a significant portion of such deposits will remain with the Company. At March 31, 2010, the Company had commitments to originate mortgage loans of $7,717,000, unadvanced home equity lines of credit of $17,024,000, unadvanced construction commitments of $42,502,000, unused lines of credit of $27,703,000, and commitments under standby letters of credit of $14,598,000.  The Company has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise.  As of March 31, 2010, outstanding FHLB Atlanta borrowings totaled $125,000,000, and the Company had available to it an additional $67,480,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities increased $8,533,000 to $9,796,000 for the three months ended March 31, 2010, compared to $1,263,000 for the same period in 2009. This increase was primarily the result of a lower net loss, higher proceeds from loans sold to others and a decrease in the provisions for loan losses in 2010.  Net cash used in investing activities for the three months ended March 31, 2010 was $2,043,000 compared to $684,000 provided by investing activities for the same period in 2009, a decrease of $2,727,000.  This decrease was primarily due to an increase in loans and an increase in the purchase of investment securities partially offset by higher proceeds from the sale of foreclosed real estate in the three months ended March 31, 2010, compared to the same period in 2009. In financing activities, net cash increased by $16,148,000 to $1,685,000 provided by financing activities for the three months ended March 31, 2010, compared to $14,463,000 used in financing activity for the same period in 2009.  This increase was primarily due to an increase in deposits in 2010 and repayments of FHLB Atlanta borrowings in 2009.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of twenty percent (20%) of its total assets, with the FHLB Atlanta.  As of March 31, 2010, the total available line of credit with the FHLB Atlanta was approximately $192,480,000, of which $125,000,000 was outstanding.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public. The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of March 31, 2010 (dollars in thousands):

Principal Amount	Rate	Maturity
$ 10,000	5.000%	2010
-	-	2011
-	-	2012
-	-	2013
25,000	2.94% to 4.21%	2014
90,000	2.58% to 4.34%	Thereafter
$ 125,000

Subordinated Debentures

As of March 31, 2010, the Company had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association, as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (0.25125% as of March 31, 2010) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture.  The 2035 Debentures are first redeemable, in whole or in part, by the Company on January 7, 2010.

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

The aggregate principal amount of Subordinated Notes outstanding at March 31, 2010 was $3,500,000.  The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of the Company at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Debt issuance costs totaled $245,000 and are being amortized over 10 years.

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

On November 23, 2009, the Company and the Bank entered into supervisory agreements with its regulators.  The agreements require, among other things, that the Company and the Bank must obtain prior regulatory approval before any dividends or capital distributions can be made.

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

Average Balance Sheet

The following table presents the Company’s distribution of the average consolidated balance sheets and net interest analysis for the three months ended March 31, 2010 and March 31, 2009:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$836,985	$12,542	5.99%	$905,691	$13,636	6.02%
Held to maturity securities (2)	9,317	40	1.72%	1,278	16	5.01%
Other interest-earning assets (3)	27,042	14	0.21%	11,039	(36)	(1.30%)

Total interest-earning assets	873,344	12,596	5.77%	918,008	13,616	5.93%

Non-interest earning assets	94,101			57,804

Total assets	$967,445			$975,812

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$271,891	1,058	1.56%	$140,812	793	2.25%
Certificates of deposit	435,855	2,524	2.32%	532,577	4,800	3.61%
Borrowings	125,000	1,398	4.47%	150,666	1,618	4.30%

Total interest-bearing liabilities	832,746	4,980	2.39%	824,055	7,211	3.50%

Non-interest bearing liabilities	29,092			28,541

Stockholders' equity	105,607			123,216

Total liabilities and stockholders’ equity	$967,445			$975,812

Net interest income and interest rate spread		$7,616	3.38%		$6,405	2.43%

Net interest margin			3.49%			2.79%

Average interest-earning assets to average interest-bearing liabilities			104.88%			111.40%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	The Company does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.  No amount has been recognized in the statement of financial condition at March 31, 2010 as a liability for credit loss.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows (dollars in thousands):

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	March 31, 2010
Standby letters of credit	$14,598
Home equity lines of credit	17,024
Unadvanced construction commitments	42,502
Mortgage loan commitments	7,717
Lines of credit	27,703
Loans sold with limited repurchase
provisions	16,612

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 12 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2009, as reported in the Company’s Form 10-K filed with the SEC on March 15, 2010.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There are various claims pending involving the Company, arising in the normal course of business.  Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to the Company’s consolidated financial condition and consolidated results of operations.

Item 1A. Risk Factors

The risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 should be carefully considered by you. If any of the risks actually occur, the Company’s business, financial condition or results of operations could be materially and adversely affected.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  The Company’s actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by the Company described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

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

SEVERN BANCORP, INC.

May 13, 2010	_Alan J. Hyatt___________________________
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 13, 2010	_Thomas G. Bevivino______________________
Thomas G. Bevivino, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.        Description

31.1                  Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2                  Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32                     Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002