Form 10-Q
period 2010-06-30
SEVERN BANCORP INC
filed 2010-08-13
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
  (mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on August 10, 2010: 10,066,679 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

  i

PART I– FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
          (dollars in thousands, except per share amounts)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$34,985	$34,092
Interest bearing deposits in other banks	20,111	197
Federal funds sold	36,072	17,112
Cash and cash equivalents	91,168	51,401
Investment securities held to maturity	23,085	8,031
Loans held for sale	1,619	4,845
Loans receivable, net of allowance for loan losses of
$34,040 and $34,693, respectively	806,009	814,234
Premises and equipment, net	28,806	29,104
Foreclosed real estate	16,272	21,574
Federal Home Loan Bank stock at cost	8,609	8,609
Accrued interest receivable and other assets	26,716	29,990

Total assets	$1,002,284	$967,788

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$742,042	$710,329
Long-term borrowings	125,000	125,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	5,476	2,109

Total liabilities	896,637	861,557

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized;
Preferred stock series “A”, 437,500 shares issued and outstanding	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized;
10,066,679 shares issued and outstanding	101	101
Additional paid-in capital	74,131	73,920
Retained earnings	31,411	32,206

Total stockholders' equity	105,647	106,231

Total liabilities and stockholders' equity	$1,002,284	$967,788

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest Income
Loans, including fees	$13,004	$12,846	$25,546	$26,482
Securities, taxable	11	16	51	32
Other	30	11	44	(25)
Total interest income	13,045	12,873	25,641	26,489

Interest Expense
Deposits	3,580	5,231	7,162	10,824
Short-term borrowings	-	-	-	12
Long-term borrowings and subordinated debentures	1,415	1,646	2,813	3,252
Total interest expense	4,995	6,877	9,975	14,088

Net interest income	8,050	5,996	15,666	12,401
Provision for loan losses	1,000	12,501	3,544	17,035
Net interest income (loss) after provision for loan losses	7,050	(6,505)	12,122	(4,634)

Non-interest Income
Real estate commissions	93	193	230	411
Real estate management fees	133	163	284	320
Mortgage banking activities	122	154	221	204
Other	189	219	365	410
Total non-interest income	537	729	1,100	1,345

Non-Interest Expenses
Compensation and related expenses	2,506	2,340	4,958	4,664
Occupancy	319	335	753	642
Foreclosed real estate expenses, net	1,641	1,040	3,263	1,666
Legal fees	341	254	609	423
FDIC assessments and regulatory expense	568	486	1,129	540
Other	1,158	1,253	2,285	2,319
Total non-interest expenses	6,533	5,708	12,997	10,254

Income (loss) before income tax provision (benefit)	1,054	(11,484)	225	(13,543)
Income tax provision (benefit)	461	(4,611)	160	(5,325)
Net income (loss)	$593	$(6,873)	$65	$(8,218)
Amortization of discount on preferred stock	(67)	(67)	(135)	(135)
Dividends on preferred stock	(363)	(362)	(725)	(705)
Net income (loss) available to common stockholders	$163	$(7,302)	$(795)	$(9,058)
Basic earnings (loss) per share	$.02	$(.73)	$(.08)	$(.90)
Diluted earnings (loss) per share	$.02	$(.73)	$(.08)	$(.90)
Common stock dividends declared per share	$-	$.03	$-	$.06

             The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,
	2010	2009

Cash Flows from Operating Activities

Net income (loss)	$65	$(8,218)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Amortization of deferred loan fees	(818)	(1,085)
Net amortization of premiums and
discounts	35	2
Provision for loan losses	3,544	17,035
Provision for depreciation	614	638
Gain on sale of loans	(221)	(204)
Loss on sale of foreclosed real estate	405	91
Provision for foreclosed asset losses	2,221	1,407
Proceeds from loans sold to others	17,532	19,701
Loans originated for sale	(14,085)	(22,968)
Stock-based compensation expense	76	63
(Increase) decrease in net deferred tax asset	51	(6,814)
(Increase) decrease in accrued interest receivable
and other assets	3,223	(1,078)
Increase in accrued interest payable and other liabilities	3,367	2,288

Net cash provided by operating activities	16,009	858

Cash Flows from Investing Activities

Purchase of investment securities held to maturity	(15,103)	-
Principal collected on mortgage-backed securities	14	106
Net (increase) decrease in loans	(4,993)	9,090
Proceeds from sale of foreclosed real estate	13,396	4,179
Investment in foreclosed real estate	(228)	(51)
Investment in premises and equipment	(316)	(80)
Proceeds from disposal of premises and equipment	-	24
Net redemption of Federal Home Loan Bank
of Atlanta stock	-	85
Net cash provided by (used in) investing activities	(7,230)	13,353

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For the Six Months Ended June 30,
	2010	2009

Cash Flows from Financing Activities

Net increase in deposits	31,713	28,518
Repayment of borrowed funds, long-term	-	(7,000)
Common stock dividend paid	-	(604)
Series A preferred stock dividend paid	(140)	(140)
Series B preferred stock dividend paid	(585)	(565)

Net cash provided by financing activities	30,988	20,209

Increase in cash and cash equivalents	39,767	34,420
Cash and cash equivalents at beginning of year	51,401	32,305

Cash and cash equivalents at end of period	$91,168	$66,725

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest	$9,973	$14,307

Income taxes	$-	$2,458

Transfer of loans to foreclosed real estate	$10,492	$7,425

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010 or any other interim period.  Included in interest income is an adjustment relating to a prior period data processing error of approximately $576,000 and $526,000 respectively, for the three and six months ended June 30, 2010. This adjustment was deemed by management to be immaterial to the consolidated financial statements for the current and prior year and therefore required no prior period adjustment. The unaudited consolidated financial statements for the three and six months ended June 30, 2010 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Not included in the diluted earnings per share calculation for the three and six month periods ended June 30, 2010, because they were anti-dilutive, were 110,715 and 210,715, shares of common stock issuable upon exercise of outstanding stock options, respectively, 556,976 shares of common stock issuable upon exercise of a warrant and 437,500 shares of common stock issuable upon conversion of the Company’s Series A Preferred Stock.  For the three and six month periods ended June 30, 2009, all of the shares of common stock issuable upon exercise of the Company’s outstanding stock options, which totaled 113,740, 556,976 shares of common stock issuable upon exercise of a warrant and 437,500 shares of common stock issuable upon conversion of the Company’s Series A Preferred Stock were not included in the diluted earnings per share calculation because they were anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Common shares – weighted average (basic)	10,066,679	10,066,679	10,066,679	10,066,679
Common share equivalents – weighted average	10,084	-	-	-
Common shares – diluted	10,076,763	10,066,679	10,066,679	10,066,679

Note 6 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally all letters of credit, when issued, have expiration dates within one year.  The credit risks involved in issuing letters of credit are similar to those that are involved in extending loan facilities to customers.  The Company generally holds collateral supporting these commitments.  The Company had $15,456,000 of standby letters of credit outstanding as of June 30, 2010.  Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of June 30, 2010 and December 31, 2009 for guarantees under standby letters of credit issued was not material.

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

	Actual	Actual	To Be Well Capitalized Under
	at June 30, 2010	at December 31, 2009	Prompt Corrective Provisions
Tangible (1)	11.6%	11.8%	N/A
Tier I Capital (2)	15.3%	14.4%	6.0%
Core (1)	11.6%	11.8%	5.0%
Total Capital (2)	16.6%	15.7%	10.0%

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

On March 16, 2010, the Company granted options to certain officers and employees to purchase an aggregate of 100,000 shares of the Company’s stock at prices ranging from $4.13 to $4.54 per share.  The options vest over a five year period from the date of grant.

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

Stock-based compensation expense for the three and six months ended June 30, 2010 totaled $43,000 and $76,000, respectively.  Stock-based compensation expense for the three and six month ended June 30, 2009 totaled $31,000 and $63,000, respectively.  There were options to purchase an aggregate of 100,000 shares of common stock granted and no options exercised during the six months ended June 30, 2010 and no options granted or exercised during the six months ended June 30, 2009.

Information regarding the Company’s stock-based compensation plan as of and for the six months ended June 30, 2010 is as follows:

	2010
		Weighted Average
	Shares	Price
Options outstanding, December 31, 2009	110,715	$15.88
Options granted	100,000	$4.21
Options exercised	-	-
Options forfeited	-	-
Options outstanding, June 30, 2010	210,715	$10.34
Options exercisable, June 30, 2010	102,997	$15.21

The aggregate intrinsic value of the options outstanding as of June 30, 2010 and December 31, 2009 was $131,800 and $0, respectively.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

The following table summarizes the stock options outstanding and exercisable as of June 30, 2010.

Options Outstanding and Exercisable
		Weighted Average Remaining	Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price

$4.13	4,667	4.71	$4.13
$4.54	1,167	4.71	$4.54
$15.62	81,433.64		$15.62
$17.18	15,730.64		$17.18
$4.13-$17.18	102,997.87		$15.77

As of June 30, 2010, there was $281,000 of total unrecognized stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a period of fifty-six months.

Note 9 - Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
June 30, 2010:

US Treasury securities	$22,097	$235	$(2)	$22,330
Residential mortgage-backed securities	988	61	-	1,049
Total	$23,085	$296	$(2)	$23,379
December 31, 2009:

US Treasury securities	$6,999	$23	$(1)	$7,021
Residential mortgage-backed securities	1,032	15	(13)	1,034
Total	$8,031	$38	$(14)	$8,055

The estimated fair value of debt securities at June 30, 2010, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$6,015	$6,022
Due from one year to five years or less	16,082	16,308
Mortgage-backed securities	988	1,049
	$23,085	$23,379

     On June 30, 2010 and December 31, 2009, there were $8,779,000 and $1,743,000, respectively, in US Treasury securities and mortgage-backed securities pledged as collateral.

The following tables show fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2010 and December 31, 2009. Included in the table are five treasury securities in 2010 and one treasury security and one mortgage-backed security in 2009. Management believes that the unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds.  These unrealized losses are considered temporary as they reflect fair values on June 30, 2010 and December 31, 2009 and are subject to change daily as interest rates fluctuate.

	Less than 12 months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2010:	(dollars in thousands)

US Treasury securities	$5,018	$(2)	$-	$-	$5,018	$(2)
Mortgage-backed securities	-	-	-	-	-	-
Total	$5,018	$(2)	$-	$-	$5,018	$(2)

December 31, 2009:

US Treasury securities	$991	$(1)	$-	$ (-)	$991	$(1)
Mortgage-backed securities	-	(-)	267	(13)	267	(13)
Total	$991	$(1)	$267	$(13)	$1,258	$(14)

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

     The following table summarizes the valuation of assets re-measured at fair value on a nonrecurring basis, by the above FASB ASC 820 pricing methodology as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	Fair Value Measurement at June 30, 2010 Using
	Total	Level 1	Level 2	Level 3

Loans accounted for under	$51,962	-	-	$51,962
FASB ASC 310-10-35
Foreclosed real estate	16,272	-	-	16,272
	Fair Value Measurement at December 31, 2009 Using
	Total	Level 1	Level 2	Level 3

Loans accounted for under	$50,403	-	-	$50,403
FASB ASC 310-10-35
Foreclosed real estate	21,574	-	-	21,574

There were no liabilities that were required to be re-measured on a nonrecurring basis during the period ended June 30, 2010 or the period ended December 31, 2009.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Bank’s financial instruments at June 30, 2010 and December 31, 2009.

Cash and cash equivalents:
The carrying amount reported in the statement of financial condition for cash and cash equivalents approximate those assets’ fair values.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at June 30, 2010 and December 31, 2009.

Loans held for sale:
The fair value of loans held for sale is based primarily on investor quotes.

Loans receivable:
The fair values of loans receivable was estimated using discounted cash flow analyses and using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

These rates were used for each aggregated category of loans as reported on the Office of Thrift Supervision Quarterly Report.

Impaired loans are those that are accounted for under FASB ASC 310-10-35, in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $68,533,000 and $65,886,000 at June 30, 2010 and December 31, 2009, respectively, less their valuation allowances of $16,571,000 and $15,483,000 at June 30, 2010 and December 31, 2009, respectively, as determined under FASB ASC 310-10-35.

Foreclosed Real Estate:
Real estate acquired through or in the process of foreclosure is recorded and included in the above disclosure at fair value less estimated disposal costs. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using current estimates of fair value. In the event of a subsequent decline, management provides an allowance to reduce real estate acquired through foreclosure to fair value less estimated disposal cost. The fair value consisted of the foreclosed real estate balances of $19,594,000 and $24,259,000 at June 30, 2010 and December 31, 2009, respectively, less their write downs of $3,322,000 and $2,685,000 at June 30, 2010 and December 31, 2009, respectively, as determined under FASB ASC 310-10-35. Expenses incurred on foreclosed real estate prior to disposition are charged to expense. Gains or losses on the sale of foreclosed real estate are recognized upon disposition of the property.

Accrued interest receivable and payable:
The carrying amount of accrued interest receivable and accrued interest payable approximates their fair values.

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

There were no transfers of assets between fair value level 1 and level 2 for the six months ended June 30, 2010 and 2009.

   The following table summarizes the roll forward of level 3 assets for the six months ended June 30, 2010 and 2009 (dollars in thousands):

	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2009	$50,403	$21,574
Transfer to foreclosed real estate	(10,019)	10,492
Additions	32,250	228
Additional allowances	(19,584)	(2,221)
Paid off/sold	(20,109)	(13,801)
Balance at June 30, 2010	$51,962	$16,272

	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2008	$32,054	$6,317
Transfer to foreclosed real estate	(6,606)	7,425
Additions	36,185	51
Additional allowances	(7,679)	(1,407)
Paid off/sold	(11,080)	(4,270)
Balance at June 30, 2009	$42,874	$8,116

The $1,088,000 in additional reserves recorded against impaired loans was included in the provision for loan losses on the statement of operations for the six months ended June 30, 2010.  The $2,221,000 of additional reserves recorded against foreclosed real estate was included in non-interest expenses on the statement of operations for the six months ended June 30, 2010.  Included in the $10,492,000 of loans transferred to foreclosed real estate were 13 loans totaling $3,039,000 that were not considered impaired per FASB ASC 310-10-35.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

The estimated fair values of the Company's financial instruments as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)

Financial Assets
Cash and cash equivalents	$91,168	$91,168	$51,401	$51,401
Investment securities	23,085	23,379	8,031	8,055
FHLB stock	8,609	8,609	8,609	8,609
Loans held for sale	1,619	1,619	4,845	4,845
Loans receivable, net	806,009	849,466	814,234	843,780
Accrued interest receivable	3,853	3,853	3,361	3,361

Financial Liabilities
Deposits	$742,042	$742,628	$710,329	$713,299
FHLB advances	125,000	114,552	125,000	117,799
Subordinated debentures	24,119	24,119	24,119	24,119
Accrued interest payable	762	762	760	760

Off Balance Sheet Commitments	$-	$-	$-	$-

Note 11 - Recent Accounting Pronouncements

In June 2010, the FASB issued Accounting Standard Update “ASU” 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

The effective date of ASU 2010-20 differs for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The adoption of this amendment is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In March 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855).  This update removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP.  The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued.  The FASB believes these amendments remove potential conflicts with the SEC’s literature.

In addition, the amendments in the ASU require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date.

All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors.  That amendment is effective for interim or annual periods ending after June 15, 2010.  The adoption of this update did not have a material effect on the Company’s consolidated results of operations or financial position.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10.  The FASB’s objective is to improve these disclosures and, thus increase the transparency in financial reporting.  Specifically, ASU 2010-6 amends Codification Subtopic 820-10 to now require:

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

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted. The adoption of this amendment did not have a material impact on the Company’s consolidated results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

The Company is a savings and loan holding company chartered as a corporation in the state of Maryland, and is headquartered in Annapolis, Maryland.  It conducts business through three subsidiaries:  the Bank, a federal savings bank, which is the Company’s principal subsidiary; the Bank’s primary subsidiary; Louis Hyatt, Inc., doing business as Hyatt Commercial, a commercial real estate brokerage and property management company; and SBI Mortgage Company, which holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation, doing business as Annapolis Equity Group, which acquires real estate for syndication and investment purposes.  The Bank has four branches in Anne Arundel County, Maryland, which offer a full range of deposit products. The Bank originates loans in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Virginia.  The Company’s common stock trades under the symbol “SVBI” on the Nasdaq Capital Market.

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

The Company’s significant accounting policies are set forth in Note 1 of the audited consolidated financial statements as of December 31, 2009 which were included in the Company’s Annual Report on Form 10-K.  Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses and the fair value of foreclosed real estate to be its most critical, because they require management’s most subjective and complex judgments.  In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and the fair value of foreclosed real estate and therefore on the provision for loan losses and the provision for losses on foreclosed real estate and, ultimately, on results of operations.  The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses and the fair value of foreclosed real estate, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio and estimated value of foreclosed real estate.  The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

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

Management believes that the Company is beginning to experience modest improvement from the challenges it and many other financial institutions faced in 2008 and 2009 as a result of the economic recession.  Those challenges, including increased loan delinquencies and a decrease in the demand for certain loan products including construction, development, and land acquisition loans, have begun to improve from 2009. However, financial stress on some borrowers as a result of the recession, including job losses and other factors, have continued to affect their ability to repay loans. Management believes that this economic recovery has begun to slowly cause loan delinquencies and impaired loans to decrease from 2009.  The interest rate spread between the Company’s cost of funds and what it earns on loans has increased from 2009 levels.  The increase in interest rate spread was caused by a decrease in non-accrual loans in which interest income was not recorded, and decreases in interest rates paid on deposits and other borrowings outpacing the decrease in interest earned on loans.

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

Regulatory Reform and Legislation

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. The discussion below generally discusses the material provision of the Dodd-Frank Act applicable to the Company and the Bank and is not complete or meant to be an exhaustive discussion.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, the new law provides that the Office of Thrift Supervision, which currently is the primary federal regulator for the Company and the Bank, will cease to exist one year from the date of the new law’s enactment.  State-chartered thrifts will be regulated by the Federal Deposit Insurance Corporation. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company. The Office of the Comptroller of the Currency will have some rulemaking authority relating to both state and federal thrifts.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts.

The Dodd-Frank Act directs the Federal Deposit Insurance Corporation to redefine the base for deposit insurance assessments paid by banks. Assessments will now be based on the average consolidated total assets less tangible equity of a financial institution. This change may proportionally shift deposit insurance funding away from banks that rely primarily on deposits for funding operations, like the Bank. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act also effectively extends the FDIC’s program of insuring non-interest bearing transaction accounts on an unlimited basis through December 31, 2012. The minimum reserve ratio for the Deposit Insurance Fund is increased from 1.15% to 1.35% of estimated insured deposits and requires the FDIC to take the necessary steps for the reserve ratio to reach the new minimum reserve ratio by September 30, 2020.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings institutions with $10 billion or less in assets, such as the Bank, will continued to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. The Dodd-Frank Act also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.

The Dodd-Frank also imposes new capital requirements on bank and thrift holding companies, permits interest on demand deposits, imposes new restrictions on transactions between banks and thrifts and their affiliates and insiders, relaxes de novo branching and imposes additional requirements for interstate bank acquisitions and mergers.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on savings and loan holding companies and banks. The Dodd-Frank Act and resulting rules and regulations may impact the profitability of our business or change certain of our business practices, including our ability to offer new products, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased regulatory compliance costs.  These changes also may require us to invest significant management attention and resources to make any necessary changes to our operations in order to comply, and could materially adversely affect our business, results of operations and financial condition.

Results of Operations

Net income increased by $7,466,000 to a net income of $593,000 for the second quarter of 2010, compared to a net loss of $6,873,000 for the second quarter of 2009.  Basic and diluted earnings (loss) per share increased by $.75 to $.02 for the second quarter of 2010 compared to ($.73) for the second quarter of 2009.  Net income increased by $8,283,000 to a net income of $65,000 for the six months ended June 30, 2010, compared to a net loss of $8,218,000 for the same period in 2009.  Basic and diluted loss per share decreased by $.82 to ($.08) for the six months ended June 30, 2010 compared to ($.90) for the same period in 2009. The increase in net income and basic and diluted earnings (loss) per share over last year was primarily the result of improvement in the Company’s loan portfolio which required less provisioning for potential loan losses.  In addition, the Company’s interest rate spread increased by 1.06%, to 3.52% for the six months ended June 30, 2010, compared to 2.46% for the same period in 2009.  The interest rate spread is the difference between the Company’s cost of funds and yield on earning assets.

Net interest income, which is interest earned net of interest expense, increased by $2,054,000, or 34.3%, to $8,050,000 for the second quarter of 2010, compared to $5,996,000 for the second quarter of 2009. Net interest income increased by $3,265,000, or 26.3%, to $15,666,000 for the six months ended June 30, 2010, compared to $12,401,000 for the same period in 2009. The primary reasons for the increase in net interest income was a decrease in non-accrual loans, and that the interest rates earned on the Company’s loan portfolio have increased while the interest rates paid on the Company’s interest bearing liabilities have decreased.  In addition, included in interest income is an adjustment relating to a prior period data processing error of approximately $576,000 and $526,000, respectively, for the three and six months ended June 30, 2010. This adjustment was deemed by management to be immaterial to the consolidated financial statements for the current and prior year and therefore required no prior period adjustment. Net interest margin for the six months ended June 30, 2010 was 3.56%, compared to 2.69% for the same period in 2009.

The provision for loan losses decreased by $11,501,000, or 92.0%, to $1,000,000 for the second quarter of 2010, compared to $12,501,000 for the second quarter of 2009. The provision for loan losses for the six months ended June 30, 2010 decreased by $13,491,000, or 79.2%, to $3,544,000, compared to $17,035,000 for the same period in 2009.  The provision for loan losses and allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio. Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors.  Management believes that the Company is beginning to experience a modest improvement in the challenges faced by many financial institutions resulting from the slow down in the economy and real estate markets, including increased loan delinquencies.  For additional discussion, see “Asset Quality” below.

Total non-interest income decreased by $192,000, or 26.3%, to $537,000 for the second quarter of 2010, compared to $729,000 for the second quarter of 2009. The primary reason for the decrease in non-interest income was a decrease in real estate commissions by Hyatt Commercial from the sale and lease of commercial property. Real estate commissions decreased $100,000, or 51.8%, to $93,000 for the second quarter of 2010, compared to $193,000 for the second quarter of 2009. Total non-interest income decreased by $245,000, or 18.2%, to $1,100,000 for the six months ended June 30, 2010, compared to $1,345,000 for the same period in 2009. The primary reason for the decrease during the first six months of 2010, compared to the first six months of 2009 was a decrease in commercial real estate commissions. Real estate commissions decreased $181,000, or 44.0%, to $230,000 for the six months ended June 30, 2010, compared to $411,000 for the same period in 2009.

Total non-interest expenses increased by $825,000, or 14.5%, to $6,533,000 for the second quarter of 2010, compared to $5,708,000 for the second quarter of 2009.  Total non-interest expenses increased by $2,743,000, or 26.8%, to $12,997,000 for the six months ended June 30, 2010, compared to $10,254,000 for the same period in 2009. Compensation and related expenses increased by $166,000, or 7.1%, to $2,506,000 for the second quarter of 2010, compared to $2,340,000 for the same period in 2009. Total compensation and related expenses increased by $294,000, or 6.3%, to $4,958,000 for the six months ended June 30, 2010 compared to $4,664,000 for the same period in 2009. This increase was primarily because of an increase in salary expense due to additional employees and health insurance.  Net occupancy costs decreased by $16,000, or 4.8%, to $319,000 for the second quarter of 2010, compared to $335,000 for the second quarter of 2009. Net occupancy costs increased by $111,000, or 17.3%, to $753,000 for the six months ended June 30, 2010, compared to $642,000 for the same period in 2009. This increase was the result of an increase in net rents, partially offset by decreases in utilities and depreciation expenses.  Foreclosed real estate expenses, net increased by $601,000, or 57.8%, to $1,641,000 for the second quarter of 2010, compared to $1,040,000 for the same period in 2009. Foreclosed real estate expenses, net increased by $1,597,000, or 95.9%, to $3,263,000 for the six months ended June 30, 2010, compared to $1,666,000 for the same period in 2009. This increase was the result of additional foreclosure expenses incurred due to the economic environment and the increase in loan foreclosures experienced by the Company.  Legal fees increased by $87,000, or 34.3%, to $341,000 for the second quarter of 2010, compared to $254,000 for the same period in 2009.  Legal fees increased by $186,000, or 44.0%, to $609,000 for the six months ended June 30, 2010, compared to $423,000 for the same period in 2009. This increase was the result of increased legal activity relating to loan delinquencies.  FDIC assessments and regulatory expense increased by $82,000, or 16.9%, to $568,000 for the second quarter of 2010, compared to $486,000 for the same period in 2009.  FDIC assessments and regulatory expenses increased by $589,000, or 109.1%, to $1,129,000 for the six months ended June 30, 2010, compared to $540,000 for the same period in 2009.  This increase was due to higher assessment rates in 2010 compared to 2009.  Other non-interest expense decreased by $95,000, or 7.6%, to $1,158,000 for the second quarter of 2010, compared to $1,253,000 for the same period in 2009.  Other non-interest expense decreased by $34,000, or 1.5%, to $2,285,000 for the six months ended June 30, 2010, compared to $2,319,000 for the same period in 2009.  This decrease was the result of a decrease in short-sale mortgage expense partially offset by increases in on-line charges and office expense.

Income Taxes

The income tax provision increased by $5,072,000 to $461,000 for the second quarter of 2010 compared to a tax benefit of $4,611,000 for the second quarter of 2009.  The income tax provision for the first six months of 2010 increased by $5,485,000 to $160,000 compared to a tax benefit of $5,325,000 for the first six months of 2009. The increase is consistent with the increase in pretax income. The effective tax rate for the quarter ended June 30, 2010 was 43.7% compared to (40.2%) for the second quarter of 2009.  The effective tax rate for the six months ended June 30, 2010 was 71.1% compared to (39.3%) for the same period in 2009. The change in the effective tax rate was primarily due to a valuation allowance placed on a portion of the deferred tax asset resulting from current state operating loss carryforwards.

Analysis of Financial Condition

Total assets increased $34,496,000, or 3.6%, to $1,002,284,000 at June 30, 2010, compared to $967,788,000 at December 31, 2009.  Cash and cash equivalents increased by $39,767,000, or 77.4%, to $91,168,000 at June 30, 2010, compared to $51,401,000 at December 31, 2009. This increase was primarily in federal funds sold and interest bearing deposits in other banks due to management’s decision to not purchase investments with the excess funds until after June 30, 2010. Net loans receivable decreased $8,225,000, or 1.0%, to $806,009,000 at June 30, 2010, compared to $814,234,000 at December 31, 2009.  This decrease was the result of the transfer of approximately $10,500,000 of loans to foreclosed real estate partially offset by new loan originations.  Loans held for sale decreased $3,226,000, or 66.6%, to $1,619,000 at June 30, 2010, compared to $4,845,000 at December 31, 2009.  This decrease was primarily due to the timing of loans pending sale as of June 30, 2010.  Foreclosed real estate decreased $5,302,000, or 24.6% to $16,272,000 at June 30, 2010 compared to $21,574,000 at December 31, 2009. Total deposits increased $31,713,000, or 4.5%, to $742,042,000 at June 30, 2010 compared to $710,329,000 at December 31, 2009.  The increase was primarily the result of the Company’s continued marketing of the Safe Harbor savings account, and in-house programs to attract new deposits.  FHLB Atlanta borrowings remained at $125,000,000 at June 30, 2010, compared to December 31, 2009.

Stockholders’ Equity

Total stockholders’ equity decreased $584,000, or 0.5%, to $105,647,000 at June 30, 2010 compared to $106,231,000 as of December 31, 2009.  This decrease was primarily a result of the net income for the first six months offset by the dividends paid to its preferred stockholders.

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

The following table presents the Company’s non-performing assets as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010	Number of loans	December 31, 2009	Number of loans

Loans accounted for on a non-accrual basis:
Mortgage loans:
Residential - consumer	$31,080	62	$38,889	83
Residential - builder	13,634	25	16,626	38
Commercial	3,115	6	5,237	10
Non-mortgage loans:
Consumer loans	28	3	-	-
Commercial loans	-	-	56	1
Total non-accrual loans	$47,857	96	$60,808	132
Accruing loans greater than 90 days past due	$-		$-
Foreclosed real-estate	$16,272		$21,574
Total non-performing assets	$64,129		$82,382
Total troubled debt restructurings	$56,335	100	$44,716	78
Total non-accrual loans to net loans	5.9%		7.5%
Allowance for loan losses	$34,040		$34,693
Allowance to total loans	4.0%		4.1%
Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	71.1%		57.1%
Total non-accrual and accruing loans greater than
90 days past due to total assets	4.8%		6.3%
Total non-performing assets to total assets	6.4%		8.5%

The allowance for loan losses is based on management’s judgment and evaluation of the loan portfolio.  Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors.  Management continues to work with troubled borrowers that are making a good faith attempt to resolve their debt issues.  As a result, there were 100 loans totaling $56,335,000 classified as troubled debt restructurings at June 30, 2010, compared to 78 loans totaling $44,716,000 at December 31, 2009.  While management believes the current allowance is adequate, changing economic and market conditions may require future adjustments to the allowance for loan losses.

The following table summarizes the change in impaired loans for the six months ended June 30, 2010 (dollars in thousands):

Impaired loans at December 31, 2009	$122,941
Added to impaired loans	32,198
Gross loans transferred to foreclosed real estate	(13,058)
Paid off prior to foreclosure	(21,481)
Impaired loans at June 30, 2010	$120,600

Included in the above impaired loans amount at June 30, 2010 was $72,743,000 of loans that were not in non-accrual status.  In addition, there was a total of $66,837,000 of residential real estate loans included in impaired loans at June 30, 2010, of which $52,844,000 were to consumers and $13,993,000 were to builders. Impaired loans are individually analyzed to determine if a specific reserve is necessary to reduce the loans carrying value down to the current fair value of the underlying collateral.  Management uses current appraisals or broker price opinions to determine the fair value of the underlying collateral, and a specific reserve is established, if necessary, for the difference between the original carrying value of any loan and its estimated fair value.

As of June 30, 2010, the Company had foreclosed real estate consisting of 61 residential properties with a carrying value of $16,272,000.  During the six month period ended June 30, 2010, the Company sold 43 properties previously included in foreclosed real estate. The following table summarizes the changes in foreclosed real estate for the six months ended June 30, 2010 (dollars in thousands):

Foreclosed real estate at December 31, 2009	$21,574
Transferred from impaired loans, net of charge-offs of $2,566	10,492
Property improvements	228
Property sold	(13,801)
Additional allowances	(2,221)
Foreclosed real estate at June 30, 2010	$16,272

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

Management believes the Company has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $238,604,000 at June 30, 2010.  Based on past experience, management believes that a significant portion of such deposits will remain with the Company. At June 30, 2010, the Company had commitments to originate mortgage loans of $1,328,000, unadvanced home equity lines of credit of $17,145,000, unadvanced construction commitments of $34,156,000, unused lines of credit of $26,048,000, and commitments under standby letters of credit of $15,456,000.  The Company has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise.  As of June 30, 2010, outstanding FHLB Atlanta borrowings totaled $125,000,000, and the Company had available to it an additional $67,810,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities increased $15,151,000 to $16,009,000 for the six months ended June 30, 2010, compared to $858,000 for the same period in 2009. This increase was primarily the result of a net income in 2010 compared to a net loss in 2009. Net cash used in investing activities for the six months ended June 30, 2010 was 7,230,000 compared to $13,353,000 provided by investing activities for the same period in 2009, a decrease of $20,583,000.  This decrease was primarily due to an increase in loans and an increase in the purchase of investment securities partially offset by higher proceeds from the sale of foreclosed real estate in the six months ended June 30, 2010, compared to the same period in 2009. In financing activities, net cash increased by $10,779,000 to $30,988,000 provided by financing activities for the six months ended June 30, 2010, compared to $20,209,000 for the same period in 2009.  This increase was primarily due to an increase in deposits in 2010 and repayments of FHLB Atlanta borrowings in 2009.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of twenty percent (20%) of its total assets, with the FHLB Atlanta.  As of June 30, 2010, the total available line of credit with the FHLB Atlanta was approximately $193,000,000, of which $125,000,000 was outstanding.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public. The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of June 30, 2010 (dollars in thousands):

Principal Amount	Rate	Maturity
$ 10,000	5.000%	2010
-	-	2011
-	-	2012
-	-	2013
25,000	2.94% to 4.21%	2014
90,000	2.58% to 4.34%	Thereafter
$ 125,000

Subordinated Debentures

As of June 30, 2010, the Company had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association, as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (0.30281% as of June 30, 2010) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture.  The 2035 Debentures were first redeemable, in whole or in part, by the Company on January 7, 2010.

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

The aggregate principal amount of Subordinated Notes outstanding at June 30, 2010 was $3,500,000.  The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of the Company at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Debt issuance costs totaled $245,000 and are being amortized over 10 years.

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

Average Balance Sheet

The following table presents the Company’s distribution of the average consolidated balance sheets and net interest analysis for the six months ended June 30, 2010 and June 30, 2009:

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$832,871	$25,546	6.13%	$896,803	$26,482	5.91%
Held to maturity securities (2)	12,765	51	0.80%	1,259	32	5.08%
Other interest-earning assets (3)	35,166	44	0.25%	22,995	(25)	(0.22%)

Total interest-earning assets	880,802	25,641	5.82%	921,057	26,489	5.75%

Non-interest earning assets	93,170			61,787

Total assets	$973,972			$982,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$278,180	2,126	1.53%	$163,098	1,689	2.07%
Certificates of deposit	439,919	5,036	2.29%	521,650	9,135	3.50%
Borrowings	149,119	2,813	3.77%	172,452	3,264	3.78%

Total interest-bearing liabilities	867,218	9,975	2.30%	857,200	14,088	3.29%

Non-interest bearing liabilities	4,518			4,565

Stockholders' equity	102,236			121,079

Total liabilities and stockholders’ equity	$973,972			$982,844

Net interest income and interest rate spread		$15,666	3.52%		$12,401	2.46%

Net interest margin			3.56%			2.69%

Average interest-earning assets to average interest-bearing liabilities			101.57%			107.45%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	The Company does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.  No amount has been recognized in the statement of financial condition at June 30, 2010 as a liability for credit loss.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows (dollars in thousands):

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	June 30, 2010
Standby letters of credit	$15,456
Home equity lines of credit	17,145
Unadvanced construction commitments	34,156
Mortgage loan commitments	1,328
Lines of credit	26,048
Loans sold with limited repurchase
provisions	11,211

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 11 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2009, as reported in the Company’s Form 10-K filed with the SEC on March 15, 2010.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

The risk factors discussed in Part I, “Item 1A. Risk Factors” in our  Annual Report on Form 10-K for the fiscal year ended December 31, 2009, should be carefully considered by you.  If any of the risks actually occur, the Company’s business, financial condition or results of operations could be materially and adversely affected.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  The Company’s actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by the Company described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.                      Description

10.1	Form of Director Option Award

10.2	Form of Employee Option Award

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

August 10, 2010	_Alan J. Hyatt___________________________
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2010	_Thomas G. Bevivino______________________
Thomas G. Bevivino, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.                      Description

10.1	Form of Director Option Award

10.2	Form of Employee Option Award

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