Form 10-Q
period 2010-11-10
SEVERN BANCORP INC
filed 2010-11-10
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
  (mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on November 10, 2010: 10,066,679 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

PART I– FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
          (dollars in thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$32,416	$34,092
Interest bearing deposits in other banks	20,154	197
Federal funds sold	18,534	17,112
Cash and cash equivalents	71,104	51,401
Investment securities held to maturity	27,312	8,031
Loans held for sale	8,684	4,845
Loans receivable, net of allowance for loan losses of
$30,335 and $34,693, respectively	786,391	814,234
Premises and equipment, net	28,531	29,104
Foreclosed real estate	18,783	21,574
Federal Home Loan Bank stock at cost	7,992	8,609
Accrued interest receivable and other assets	27,097	29,990

Total assets	$975,894	$967,788

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$717,319	$710,329
Long-term borrowings	125,000	125,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	3,643	2,109

Total liabilities	870,081	861,557

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized;
Preferred stock series “A”, 437,500 shares issued and outstanding	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized;
10,066,679 shares issued and outstanding	101	101
Additional paid-in capital	74,242	73,920
Retained earnings	31,466	32,206

Total stockholders' equity	105,813	106,231

Total liabilities and stockholders' equity	$975,894	$967,788

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest Income
Loans, including fees	$11,930	$13,278	$37,476	$39,760
Securities, taxable	106	33	157	65
Other	47	36	91	11
Total interest income	12,083	13,347	37,724	39,836

Interest Expense
Deposits	3,465	4,727	10,627	15,551
Short-term borrowings	-	-	-	12
Long-term borrowings and subordinated debentures	1,441	1,569	4,254	4,821
Total interest expense	4,906	6,296	14,881	20,384

Net interest income	7,177	7,051	22,843	19,452
Provision for loan losses	1,000	8,909	4,544	25,944
Net interest income (loss) after provision for loan losses	6,177	(1,858)	18,299	(6,492)

Non-interest Income
Real estate commissions	160	108	390	519
Real estate management fees	154	231	438	551
Mortgage banking activities	202	37	423	241
Other	208	194	573	604
Total non-interest income	724	570	1,824	1,915

Non-Interest Expenses
Compensation and related expenses	2,467	2,408	7,425	7,072
Occupancy	405	343	1,158	985
Foreclosed real estate expenses, net	1,065	1,339	4,328	3,005
Legal fees	379	308	988	731
FDIC assessments and regulatory expense	594	593	1,723	1,414
Other	1,121	989	3,406	3,027
Total non-interest expenses	6,031	5,980	19,028	16,234

Income (loss) before income tax provision (benefit)	870	(7,268)	1,095	(20,811)
Income tax provision (benefit)	385	(2,909)	545	(8,234)
Net income (loss)	$485	$(4,359)	$550	$(12,577)
Amortization of discount on preferred stock	(68)	(68)	(203)	(203)
Dividends on preferred stock	(362)	(363)	(1,087)	(1,068)
Net income (loss) available to common stockholders	$55	$(4,790)	$(740)	$(13,848)
Basic earnings (loss) per share	$.01	$(.48)	$(.07)	$(1.38)
Diluted earnings (loss) per share	$.01	$(.48)	$(.07)	$(1.38)
Common stock dividends declared per share	$-	$.03	$-	$.09

             The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2010	2009

Cash Flows from Operating Activities

Net income (loss)	$550	$(12,577)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Amortization of deferred loan fees	(1,158)	(1,602)
Net amortization of premiums and
discounts	57	2
Provision for loan losses	4,544	25,944
Provision for depreciation	924	959
Gain on sale of loans	(423)	(241)
Loss on sale of foreclosed real estate	299	83
Provision for foreclosed asset losses	2,907	2,258
Proceeds from loans sold to others	33,856	24,660
Loans originated for sale	(37,272)	(25,384)
Stock-based compensation expense	119	96
(Increase) decrease in net deferred tax asset	2,117	(8,607)
(Increase) decrease in accrued interest receivable
and other assets	776	(2,422)
Increase (decrease) in accrued interest payable and other liabilities	1,534	(466)

Net cash provided by operating activities	8,830	2,703

Cash Flows from Investing Activities

Purchase of investment securities held to maturity	(20,359)	(7,999)
Proceeds from maturing investment securities	1,000	-
Principal collected on mortgage-backed securities	21	113
Net decrease in loans	6,302	16,259
Proceeds from sale of foreclosed real estate	17,968	5,961
Investment in foreclosed real estate	(228)	(213)
Investment in premises and equipment	(351)	(127)
Proceeds from disposal of premises and equipment	-	24
Net redemption of Federal Home Loan Bank
of Atlanta stock	617	85
Net cash provided by investing activities	4,970	14,103

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For the Nine Months Ended September 30,
	2010	2009

Cash Flows from Financing Activities

Net increase in deposits	6,990	41,174
Repayment of borrowed funds, long-term	-	(18,000)
Common stock dividend paid	-	(906)
Series A preferred stock dividend paid	(210)	(210)
Series B preferred stock dividend paid	(877)	(858)

Net cash provided by financing activities	5,903	21,200

Increase in cash and cash equivalents	19,703	38,006
Cash and cash equivalents at beginning of year	51,401	32,305

Cash and cash equivalents at end of period	$71,104	$70,311

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest	$14,873	$20,667

Income taxes	$-	$2,458

Transfer of loans to foreclosed real estate	$18,155	$19,649

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010 or any other interim period. The unaudited consolidated financial statements for the three and nine months ended September 30, 2010 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Not included in the diluted earnings per share calculation for the three and nine month periods ended September 30, 2010, because they were anti-dilutive, were 192,565 shares of common stock issuable upon exercise of outstanding stock options, 556,976 shares of common stock issuable upon exercise of a warrant and 437,500 shares of common stock issuable upon conversion of the Company’s Series A Preferred Stock.  For the three and nine month periods ended September 30, 2009, all of the shares of common stock issuable upon exercise of the Company’s outstanding stock options, which totaled 113,740, 556,976 shares of common stock issuable upon exercise of a warrant and 437,500 shares of common stock issuable upon conversion of the Company’s Series A Preferred Stock were not included in the diluted earnings per share calculation because they were anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Common shares – weighted average (basic)	10,066,679	10,066,679	10,066,679	10,066,679
Common share equivalents – weighted average	-	-	-	-
Common shares – diluted	10,066,679	10,066,679	10,066,679	10,066,679

Note 6 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally all letters of credit, when issued, have expiration dates within one year.  The credit risks involved in issuing letters of credit are similar to those that are involved in extending loan facilities to customers.  The Company generally holds collateral supporting these commitments.  The Company had $15,536,000 of standby letters of credit outstanding as of September 30, 2010.  Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of September 30, 2010 and December 31, 2009 for guarantees under standby letters of credit issued was not material.

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

	Actual	Actual	To Be Well Capitalized Under
	at September 30, 2010	at December 31, 2009	Prompt Corrective Provisions
Tangible (1)	12.1%	11.8%	N/A
Tier I Capital (2)	15.5%	14.4%	6.0%
Core (1)	12.1%	11.8%	5.0%
Total Capital (2)	16.8%	15.7%	10.0%

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

Stock-based compensation expense for the three and nine months ended September 30, 2010 totaled $43,000 and $119,000, respectively.  Stock-based compensation expense for the three and nine months ended September 30, 2009 totaled $32,000 and $96,000, respectively.  There were options to purchase an aggregate of 100,000 shares of common stock granted and no options exercised during the nine months ended September 30, 2010 and no options granted or exercised during the nine months ended September 30, 2009.

Information regarding the Company’s stock-based compensation plan as of and for the nine months ended September 30, 2010 is as follows:

	2010
		Weighted Average
	Shares	Price
Options outstanding, December 31, 2009	110,715	$15.88
Options granted	100,000	$4.21
Options exercised	-	-
Options forfeited	18,150	$15.62
Options outstanding, September 30, 2010	192,565	$9.84
Options exercisable, September 30, 2010	96,442	$14.61

The aggregate intrinsic value of the options outstanding as of September 30, 2010 and December 31, 2009 was $0.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

The following table summarizes the stock options outstanding and exercisable as of September 30, 2010.

Options Outstanding and Exercisable
		Weighted Average Remaining	Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price

$4.13	8,667	4.46	$4.13
$4.54	2,167	4.46	$4.54
$15.62	68,970.39		$15.62
$17.18	16,638.39		$17.18
$4.13-$17.18	96,442.85		$14.61

As of September 30, 2010, there was $238,000 of total unrecognized stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a period of fifty-three months.

Note 9 - Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
September 30, 2010:

US Treasury securities	$21,083	$365	$-	$21,448
US Agency securities	5,248	5	(28)	5,225
Residential mortgage-backed securities	981	59	-	1,040
Total	$27,312	$429	($28)	$27,713
December 31, 2009:

US Treasury securities	$6,999	$23	($1)	$7,021
Residential mortgage-backed securities	1,032	15	(13)	1,034
Total	$8,031	$38	($14)	$8,055

The estimated fair value of debt securities at September 30, 2010, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$7,019	$7,030
Due from one year to five years or less	19,312	19,643
Mortgage-backed securities	981	1,040
	$27,312	$27,713

On September 30, 2010 and December 31, 2009, there were $8,770,000 and $1,743,000, respectively, in US Treasury securities and mortgage-backed securities pledged as collateral.

The following tables show fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2010 and December 31, 2009. Included in the table are two agency securities in 2010 and one treasury security and one mortgage-backed security in 2009. Management believes that the unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds.  These unrealized losses are considered temporary as they reflect fair values on September 30, 2010 and December 31, 2009 and are subject to change daily as interest rates fluctuate.

	Less than 12 months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2010:	(dollars in thousands)

US Agency securities	$2,185	($28)	-	-	$2,185	($28)

December 31, 2009:

US Treasury securities	$991	$(1)	$-	$-	$991	$(1)
Mortgage-backed securities	-	-	267	(13)	267	(13)
Total	$991	$(1)	$267	($13)	$1,258	$(14)

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

The following table summarizes the valuation of assets re-measured at fair value on a nonrecurring basis, by the above FASB ASC 820 pricing methodology as of September 30, 2010 and December 31, 2009 (dollars in thousands):
	Fair Value Measurement at September 30, 2010 Using
	Total	Level 1	Level 2	Level 3

Loans accounted for under	$46,885	-	-	$46,885
FASB ASC 310-10-35
Foreclosed real estate	18,783	-	-	18,783
	Fair Value Measurement at December 31, 2009 Using
	Total	Level 1	Level 2	Level 3

Loans accounted for under	$50,403	-	-	$50,403
FASB ASC 310-10-35
Foreclosed real estate	21,574	-	-	21,574

There were no liabilities that were required to be re-measured on a nonrecurring basis during the period ended September 30, 2010 or the period ended December 31, 2009.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Bank’s financial instruments at September 30, 2010 and December 31, 2009.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at September 30, 2010 and December 31, 2009.

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

Impaired loans are those that are accounted for under FASB ASC 310-10-35, in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $60,077,000 and $65,886,000 at September 30, 2010 and December 31, 2009, respectively, less their valuation allowances of $13,192,000 and $15,483,000 at September 30, 2010 and December 31, 2009, respectively, as determined under FASB ASC 310-10-35.

Foreclosed Real Estate:
Real estate acquired through or in the process of foreclosure is recorded and included in the above disclosure at fair value less estimated disposal costs. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using current estimates of fair value. In the event of a subsequent decline, management provides an allowance to reduce real estate acquired through foreclosure to fair value less estimated disposal cost. The fair value consisted of the foreclosed real estate balances of $21,772,000 and $24,259,000 at September 30, 2010 and December 31, 2009, respectively, less their write downs of $2,989,000 and $2,685,000 at September 30, 2010 and December 31, 2009, respectively, as determined under FASB ASC 310-10-35. Expenses incurred on foreclosed real estate prior to disposition are charged to expense. Gains or losses on the sale of foreclosed real estate are recognized upon disposition of the property.

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

Subordinated debentures:
Current economic conditions have rendered the market for this liability inactive.  As such, the Company is unable to determine a good estimate of fair value.  Since the rate paid on the debentures held is lower than what would be required to secure an interest in the same debt at year end and the Company is unable to obtain a current fair value, the Company has disclosed that the carrying value approximates the fair value.

Off-balance sheet financial instruments:
Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters       of credit) are not significant and are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

There were no transfers of assets between fair value level 1 and level 2 for the nine months ended September 30, 2010 and 2009.

The following table summarizes the roll forward of level 3 assets for the nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2009	$50,403	$21,574
Transfer to foreclosed real estate	(20,537)	18,155
Additions	40,983	228
Reduced (additional) allowances	2,291	(2,907)
Paid off/sold	(26,255)	(18,267)
Balance at September 30, 2010	$46,885	$18,783

	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2008	$32,054	$6,317
Transfer to foreclosed real estate	(10,755)	19,649
Additions	57,507	213
Additional allowances	(11,358)	(2,258)
Paid off/sold	(18,454)	(6,044)
Balance at September 30, 2009	$48,994	$17,877

The $2,291,000 in reduced specific reserves recorded against impaired loans was included in the provision for loan losses on the statement of operations for the nine months ended September 30, 2010.  The $2,907,000 of additional reserves recorded against foreclosed real estate was included in non-interest expenses on the statement of operations for the nine months ended September 30, 2010.  Included in the $18,155,000 of loans transferred to foreclosed real estate were 16 loans totaling $5,585,000 that were not considered impaired per FASB ASC 310-10-35.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

The estimated fair values of the Company's financial instruments as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)

Financial Assets
Cash and cash equivalents	$71,104	$71,104	$51,401	$51,401
Investment securities	27,312	27,713	8,031	8,055
FHLB stock	7,992	7,992	8,609	8,609
Loans held for sale	8,684	8,684	4,845	4,845
Loans receivable, net	786,391	833,322	814,234	843,780
Accrued interest receivable	3,866	3,866	3,361	3,361

Financial Liabilities
Deposits	$717,319	$721,335	$710,329	$713,299
FHLB advances	125,000	111,819	125,000	117,799
Subordinated debentures	24,119	24,119	24,119	24,119
Accrued interest payable	768	768	760	760

Off Balance Sheet Commitments	$-	$-	$-	$-

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

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurements for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

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

Management believes that the Company is beginning to experience modest improvement from the challenges it and many other financial institutions faced in 2008 and 2009 as a result of the economic recession.  Those challenges, including increased loan delinquencies and a decrease in the demand for certain loan products including construction, development, and land acquisition loans, have moderated from 2009. However, financial stress on some borrowers as a result of the recession, including job losses and other factors, have continued to affect their ability to repay loans. Management believes that this economic recovery has begun to slowly cause loan delinquencies and impaired loans to decrease from 2009; however economic conditions remain challenging.

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

Regulatory Reform and Legislation

On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. The discussion below generally discusses the material provisions of the Dodd-Frank Act applicable to the Company and the Bank and is not complete or meant to be an exhaustive discussion.

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

The Dodd-Frank Act also imposes new capital requirements on bank and thrift holding companies, permits interest on demand deposits, imposes new restrictions on transactions between banks and thrifts and their affiliates and insiders, relaxes de novo branching and imposes additional requirements for interstate bank acquisitions and mergers.

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

Results of Operations

Net income increased by $4,844,000 to a net income of $485,000 for the third quarter of 2010, compared to a net loss of $4,359,000 for the third quarter of 2009.  Basic and diluted earnings (loss) per share increased by $.49 to $.01 for the third quarter of 2010 compared to ($.48) for the third quarter of 2009.  Net income increased by $13,127,000 to a net income of $550,000 for the nine months ended September 30, 2010, compared to a net loss of $12,577,000 for the same period in 2009.  Basic and diluted loss per share improved by $1.31 to ($.07) for the nine months ended September 30, 2010 compared to ($1.38) for the same period in 2009. The increase in net income and basic and diluted earnings (loss) per share over last year was primarily the result of improvement in the Company’s loan portfolio which required less provisioning for potential loan losses.  In addition, the Company’s interest rate spread increased by 0.86%, to 3.37% for the nine months ended September 30, 2010, compared to 2.51% for the same period in 2009.  The interest rate spread is the difference between the Company’s cost of funds and yield on earning assets.

Net interest income, which is interest earned net of interest expense, increased by $126,000, or 1.8%, to $7,177,000 for the third quarter of 2010, compared to $7,051,000 for the third quarter of 2009. Net interest income increased by $3,391,000, or 17.4%, to $22,843,000 for the nine months ended September 30, 2010, compared to $19,452,000 for the same period in 2009. The primary reasons for the increase in net interest income was a decrease in non-accrual loans, and that the interest rates earned on the Company’s loan portfolio have increased while the interest rates paid on the Company’s interest bearing liabilities have decreased. Net interest margin for the nine months ended September 30, 2010 was 3.42%, compared to 2.81% for the same period in 2009.

The provision for loan losses decreased by $7,909,000, or 88.8%, to $1,000,000 for the third quarter of 2010, compared to $8,909,000 for the third quarter of 2009. The provision for loan losses for the nine months ended September 30, 2010 decreased by $21,400,000, or 82.5%, to $4,544,000, compared to $25,944,000 for the same period in 2009.  The provision for loan losses and allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio. Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay, the value of property securing loans and other relevant factors.  Management believes that the Company is beginning to experience a modest improvement in the challenges faced by many financial institutions resulting from the slowdown in the economy and real estate markets, including increased loan delinquencies.  For additional discussion, see “Asset Quality” below.

Total non-interest income increased by $154,000, or 27.0%, to $724,000 for the third quarter of 2010, compared to $570,000 for the third quarter of 2009. The primary reason for the increase in non-interest income was an increase in real estate commissions by Hyatt Commercial from the sale and lease of commercial property and an increase in income on loans sold on the secondary market, partially offset by a decrease in real estate management fees. Mortgage banking activity increased $165,000, or 445.9%, to $202,000 for the third quarter of 2010, compared to $37,000 for the third quarter of 2009. The primary reason for this increase was the increase in loan refinancing activity in 2010 compared to 2009.  Total non-interest income decreased by $91,000, or 4.8%, to $1,824,000 for the nine months ended September 30, 2010, compared to $1,915,000 for the same period in 2009. The primary reason for the decrease during the first nine months of 2010, compared to the first nine months of 2009 was a decrease in commercial real estate commissions and real estate management fees, partially offset by an increase in mortgage banking activities. Real estate commissions decreased $129,000, or 24.9%, to $390,000 for the nine months ended September 30, 2010, compared to $519,000 for the same period in 2009 due to a reduction in commercial sales and leasing activity in 2010.

Total non-interest expenses increased by $51,000, or 0.9%, to $6,031,000 for the third quarter of 2010, compared to $5,980,000 for the third quarter of 2009.  Total non-interest expenses increased by $2,794,000, or 17.2%, to $19,028,000 for the nine months ended September 30, 2010, compared to $16,234,000 for the same period in 2009. Compensation and related expenses increased by $59,000, or 2.5%, to $2,467,000 for the third quarter of 2010, compared to $2,408,000 for the same period in 2009. Total compensation and related expenses increased by $353,000, or 5.0%, to $7,425,000 for the nine months ended September 30, 2010 compared to $7,072,000 for the same period in 2009. This increase was primarily because of an increase in salary expense due to additional employees and related health insurance costs.  Net occupancy costs increased by $62,000, or 18.1%, to $405,000 for the third quarter of 2010, compared to $343,000 for the third quarter of 2009. Net occupancy costs increased by $173,000, or 17.6%, to $1,158,000 for the nine months ended September 30, 2010, compared to $985,000 for the same period in 2009. This increase was the result of an increase in net rents, partially offset by decreases in utilities and depreciation expenses.  Foreclosed real estate expenses, net decreased by $274,000, or 20.5%, to $1,065,000 for the third quarter of 2010, compared to $1,339,000 for the same period in 2009. Foreclosed real estate expenses, net increased by $1,323,000, or 44.0%, to $4,328,000 for the nine months ended September 30, 2010, compared to $3,005,000 for the same period in 2009. This year to date increase was the result of additional foreclosure expenses incurred due to the economic environment and the increase in loan foreclosures experienced by the Company.  Legal fees increased by $71,000, or 23.1%, to $379,000 for the third quarter of 2010, compared to $308,000 for the same period in 2009.  Legal fees increased by $257,000, or 35.2%, to $988,000 for the nine months ended September 30, 2010, compared to $731,000 for the same period in 2009. This increase was the result of increased legal activity relating to loan delinquencies.  FDIC assessments and regulatory expense increased by $1,000, or 0.2%, to $594,000 for the third quarter of 2010, compared to $593,000 for the same period in 2009.  FDIC assessments and regulatory expenses increased by $309,000, or 21.9%, to $1,723,000 for the nine months ended September 30, 2010, compared to $1,414,000 for the same period in 2009.  This increase was due to higher assessment rates in 2010 compared to 2009.  Other non-interest expense increased by $132,000, or 13.3%, to $1,121,000 for the third quarter of 2010, compared to $989,000 for the same period in 2009.  Other non-interest expense increased by $379,000, or 12.5%, to $3,406,000 for the nine months ended September 30, 2010, compared to $3,027,000 for the same period in 2009.  This increase was the result of an increase in maintenance expense, on-line charges and office expense partially offset by a decrease in short sale mortgages and security expense.

Income Taxes

The income tax provision increased by $3,294,000 to $385,000 for the third quarter of 2010 compared to a tax benefit of $2,909,000 for the third quarter of 2009.  The income tax provision for the first nine months of 2010 increased by $8,779,000 to $545,000 compared to a tax benefit of $8,234,000 for the first nine months of 2009. The increase is consistent with the increase in pretax income. The effective tax rate for the quarter ended September 30, 2010 was 44.3% compared to (40.0%) for the third quarter of 2009.  The effective tax rate for the nine months ended September 30, 2010 was 49.8% compared to (39.6%) for the same period in 2009. The change in the effective tax rate was primarily due to the Company having income before taxes in 2010 compared to a loss before taxes in 2009, and to a valuation allowance placed on a portion of the deferred tax asset resulting from current state operating loss carryforwards.

Analysis of Financial Condition

Total assets increased $8,106,000, or 0.8%, to $975,894,000 at September 30, 2010, compared to $967,788,000 at December 31, 2009.  Cash and cash equivalents increased by $19,703,000, or 38.3%, to $71,104,000 at September 30, 2010, compared to $51,401,000 at December 31, 2009. This increase was primarily in federal funds sold and interest bearing deposits in other banks due to management’s decision to not purchase investments with the excess funds. Net loans receivable decreased $27,843,000, or 3.4%, to $786,391,000 at September 30, 2010, compared to $814,234,000 at December 31, 2009.  This decrease was the result of the transfer of approximately $18,200,000 of net loans to foreclosed real estate and net loan activity.  Loans held for sale increased $3,839,000, or 79.2%, to $8,684,000 at September 30, 2010, compared to $4,845,000 at December 31, 2009.  This increase was primarily due to the timing of loans pending sale as of September 30, 2010.  Foreclosed real estate decreased $2,791,000, or 12.9% to $18,783,000 at September 30, 2010 compared to $21,574,000 at December 31, 2009. Total deposits increased $6,990,000, or 1.0%, to $717,319,000 at September 30, 2010 compared to $710,329,000 at December 31, 2009.  The increase was primarily the result of the Company’s continued marketing of the Safe Harbor savings account, and in-house programs to attract new deposits, partially offset by the maturity of brokered deposits. FHLB Atlanta borrowings remained at $125,000,000 at September 30, 2010, compared to December 31, 2009.

Stockholders’ Equity

Total stockholders’ equity decreased $418,000, or 0.4%, to $105,813,000 at September 30, 2010 compared to $106,231,000 as of December 31, 2009.  This decrease was primarily a result of the net income for the first nine months being less than the dividends paid to its preferred stockholders.

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

The following table presents the Company’s non-performing assets as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010	Number of loans	December 31, 2009	Number of loans

Loans accounted for on a non-accrual basis:
Mortgage loans:
Residential - consumer	$30,351	69	$38,889	83
Residential - builder	19,823	41	16,626	38
Commercial	3,307	9	5,237	10
Non-mortgage loans:
Consumer loans	82	4	-	-
Commercial loans	-	-	56	1
Total non-accrual loans	$53,563	123	$60,808	132
Accruing loans greater than 90 days past due	$-		$-
Foreclosed real-estate	$18,783		$21,574
Total non-performing assets	$72,346		$82,382
Total troubled debt restructurings	$58,968	86	$44,716	78
Total non-accrual loans to net loans	6.8%		7.5%
Allowance for loan losses	$30,335		$34,693
Allowance to total loans	3.7%		4.1%
Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	56.6%		57.1%
Total non-accrual and accruing loans greater than
90 days past due to total assets	5.5%		6.3%
Total non-performing assets to total assets	7.4%		8.5%

The allowance for loan losses is based on management’s judgment and evaluation of the loan portfolio.  Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors.  Management continues to work with troubled borrowers that are making a good faith attempt to resolve their debt issues.  There were 86 loans totaling $58,968,000 classified as troubled debt restructurings at September 30, 2010, compared to 78 loans totaling $44,716,000 at December 31, 2009.  While management believes the current allowance is adequate, changing economic and market conditions may require future adjustments to the allowance for loan losses.

The following table summarizes the change in impaired loans for the nine months ended September 30, 2010 (dollars in thousands):

Impaired loans at December 31, 2009	$122,941
Added to impaired loans	47,813
Gross loans transferred to foreclosed real estate	(24,732)
Paid off prior to foreclosure	(28,177)
Impaired loans at September 30, 2010	$117,845

Included in the above impaired loans amount at September 30, 2010 was $64,282,000 of loans that were not in non-accrual status.  In addition, there was a total of $68,234,000 of residential real estate loans included in impaired loans at September 30, 2010, of which $49,690,000 were to consumers and $18,544,000 were to builders. Impaired loans are individually analyzed to determine if a specific reserve is necessary to reduce the loans carrying value down to the current fair value of the underlying collateral.  Management uses current appraisals or broker price opinions to determine the fair value of the underlying collateral, and a specific reserve is established, if necessary, for the difference between the original carrying value of any loan and its estimated fair value.

As of September 30, 2010, the Company had foreclosed real estate consisting of 63 residential properties with a carrying value of $18,783,000.  During the nine month period ended September 30, 2010, the Company sold 61 properties previously included in foreclosed real estate. The following table summarizes the changes in foreclosed real estate for the nine months ended September 30, 2010 (dollars in thousands):

Foreclosed real estate at December 31, 2009	$21,574
Transferred from impaired loans, net of charge-offs of $6,577	18,155
Property improvements	228
Property sold	(18,267)
Additional allowances	(2,907)
Foreclosed real estate at September 30, 2010	$18,783

Liquidity

The Company’s liquidity is determined by its ability to raise funds through several sources including borrowed funds, capital, deposits, loan repayments, maturing investments, and the sale of loans.   Additionally, loan payments, maturities, deposit growth and earnings contribute a flow of funds available to meet liquidity requirements.

In assessing its liquidity, the management of the Company considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise or to take advantage of business opportunities.

Management believes the Company has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $189,600,000 at September 30, 2010.  Based on past experience, management believes that a significant portion of such deposits will remain with the Company. At September 30, 2010, the Company had commitments to originate mortgage loans of $2,480,000, unadvanced home equity lines of credit of $16,626,000, unadvanced construction commitments of $30,321,000, unused lines of credit of $27,210,000, and commitments under standby letters of credit of $15,536,000.  The Company has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise.  As of September 30, 2010, outstanding FHLB Atlanta borrowings totaled $125,000,000, and the Company had available to it an additional $74,490,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities increased $6,127,000 to $8,830,000 for the nine months ended September 30, 2010, compared to $2,703,000 for the same period in 2009. This increase was primarily the result of net income of $550,000 in 2010 compared to a net loss of $12,577,000 in 2009. Net cash provided by investing activities for the nine months ended September 30, 2010 was $4,970,000 compared to $14,103,000 provided by investing activities for the same period in 2009, a decrease of $9,133,000.  This decrease was primarily due to lower proceeds from a lower net decrease in loans and an increase in the purchase of investment securities partially offset by higher proceeds from the sale of foreclosed real estate in the nine months ended September 30, 2010, compared to the same period in 2009. Net cash provided by financing activities for the nine months ended September 30, 2010, decreased by $15,297,000 to $5,903,000, compared to $21,200,000 for the same period in 2009.  This decrease was primarily due to a decrease in deposit growth in 2010 partially offset by repayments of FHLB Atlanta borrowings in 2009.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of twenty percent (20%) of its total assets, with the FHLB Atlanta.  As of September 30, 2010, the total available line of credit with the FHLB Atlanta was approximately $199,490,000, of which $125,000,000 was outstanding.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public. The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of September 30, 2010 (dollars in thousands):

Principal Amount	Rate	Maturity
$ 10,000	5.000%	2010
-	-	2011
-	-	2012
-	-	2013
25,000	2.94% to 4.21%	2014
90,000	2.58% to 4.34%	Thereafter
$ 125,000

Subordinated Debentures

As of September 30, 2010, the Company had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association, as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (0.52594% as of September 30, 2010) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture.  The 2035 Debentures were first redeemable, in whole or in part, by the Company on January 7, 2010.

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

The aggregate principal amount of Subordinated Notes outstanding at September 30, 2010 was $3,500,000.  The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of the Company at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Debt issuance costs totaled $245,000 and are being amortized over 10 years.

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

Average Balance Sheet

The following table presents the Company’s distribution of the average consolidated balance sheets and net interest analysis for the nine months ended September 30, 2010 and September 30, 2009:

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$827,989	$37,476	6.03%	$888,331	$39,760	5.97%
Held to maturity securities (2)	15,917	157	1.32%	3,132	65	2.77%
Other interest-earning assets (3)	47,575	91	0.26%	31,748	11	0.05%

Total interest-earning assets	891,481	37,724	5.64%	923,211	39,836	5.75%

Non-interest earning assets	91,250			63,301

Total assets	$982,731			$986,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$285,247	3,119	1.46%	$178,616	2,749	2.05%
Certificates of deposit	439,330	7,508	2.28%	514,098	12,802	3.32%
Borrowings	149,119	4,254	3.80%	145,249	4,833	4.44%

Total interest-bearing liabilities	873,696	14,881	2.27%	837,963	20,384	3.24%

Non-interest bearing liabilities	4,426			29,740

Stockholders' equity	104,609			118,809

Total liabilities and stockholders’ equity	$982,731			$986,512

Net interest income and interest rate spread		$22,843	3.37%		$19,452	2.51%

Net interest margin			3.42%			2.81%

Average interest-earning assets to average interest-bearing liabilities			102.04%			110.17%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	The Company does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.  No amount has been recognized in the statement of financial condition at September 30, 2010 as a liability for credit loss.

Off-balance sheet financial instruments whose contract amounts represent credit risk are summarized as follows (dollars in thousands):

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	September 30, 2010
Standby letters of credit	$15,536
Home equity lines of credit	16,626
Unadvanced construction commitments	30,321
Mortgage loan commitments	2,480
Lines of credit	27,210
Loans sold with limited repurchase
provisions	22,182

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 11 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2009, as reported in the Company’s Form 10-K filed with the SEC on March 15, 2010.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SEVERN BANCORP, INC.

November 10, 2010	_Alan J. Hyatt___________________________
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

November 10, 2010	_Thomas G. Bevivino______________________
Thomas G. Bevivino, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002