Form 10-K
SEVERN BANCORP INC
filed 2011-03-15
CIK 868271

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
                                                                                                                                                                                                                                                    Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not
                                                                                                   Smaller reporting company  ☑                           check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).  Yes ☐ No ☑

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2010 was $30,287,041 ($5.53 per share based on shares of common stock outstanding at June 30, 2010).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 1, 2011, there were issued and outstanding 10,066,679 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portion’s of the registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year-ended December 31, 2010, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  Any forward-looking statements are not guarantees of Bancorp’s future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under “Item 1A. Risk Factors” and the following:

•	Changes in general economic and political conditions and by governmental monetary and fiscal policies;

•	Changes in the economic conditions of the geographic areas in which Bancorp conducts business;

•	Changes in interest rates;

•	A downturn in the real estate markets in which Bancorp conducts business;

•	The high degree of risk exhibited by Bancorp’s loan portfolio;

•	Environmental liabilities with respect to properties Bancorp has title;

•	Changes in federal and state regulation;

•	The effects of the supervisory agreements entered into by each of Bancorp and Severn Savings Bank, FSB (“Bank”) with the Office of Thrift Supervision (“OTS”);

•	Bancorp’s ability to estimate loan losses;

•	Competition;

•	Breaches in security or interruptions in Bancorp’s information systems;

•	Bancorp’s ability to timely develop and implement technology;

ii

•	Bancorp’s ability to retain its management team;

•	Perception of Bancorp in the marketplace;

•	Bancorp’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; and

•	Terrorist attacks and threats or actual war.

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

The Emergency Economic Stabilization Act of 2008 (“EESA”) authorized the U.S. Department of the Treasury (“Treasury Department”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in the Troubled Asset Relief Program (”TARP”).  The Treasury Department allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury purchased debt or equity securities from participating institutions.  Bancorp made application to the Treasury Department to participate in this program.  On November 21, 2008, Bancorp entered into a Letter Agreement (the “Purchase Agreement”) with the Treasury Department, pursuant to which Bancorp issued and sold (i) 23,393 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share and liquidation preference $1,000 per share, (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 556,976 shares of Bancorp’s common stock at $6.30 per (the “Common Stock”), for an aggregate purchase price of $ 23,393,000 in cash.  Closing of the sale occurred on November 21, 2008.

 On November 23, 2009, Bancorp and the Bank each entered into a supervisory agreement with the OTS which primarily addressed issues identified in the OTS’ reports of examination of Bancorp’s and the Bank’s operations and financial condition conducted in 2009.  See “Supervisory Agreements” for more information.

As of December 31, 2010, Bancorp had total assets of $962,543,000, total deposits of $714,776,000, and total stockholders’ equity of $106,100,000. Net income of Bancorp for the year ended December 31, 2010 was $1,157,000.  For more information, see “Item 6. Selected Financial Data.”

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

For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Bancorp’s interest income and expense during the fiscal years ended December 31, 2010 and 2009, refer to Item 6, “Selected Financial Data - Rate Volume Table”.

Market Area

The Bank’s market area is primarily Anne Arundel County, Maryland and nearby areas, due to its four branch locations, all located in Anne Arundel County.

The Bank continues to expand its business relationship banking department by focusing on the needs of the business community in Anne Arundel County, Maryland.  In addition, the Bank increased its offerings to businesses and consumers, including additional commercial lending products, business internet banking, and an expanded line of consumer deposit products.  The Bank has traditionally focused its lending activities on first mortgage loans secured by real estate for the purpose of purchasing, refinancing, developing and constructing one-to-four family residences and commercial properties in and near Anne Arundel County, Maryland. While first mortgage lending has slowed due to the economic recession, the Bank continues to be a leading mortgage lender in its market area in 2010.  The Bank participates in the secondary market and sells loans it originates either with mortgage servicing rights released or retained.

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

•
Bank will develop and implement: (i) a plan to reduce the level of classified assets, assets designated special mention, all nonperforming assets and all delinquent loans, including specific workout plans for such assets and loans, or groups of such assets and loans, of $1.5 million or more, (ii) revised policies, procedures, and methodology to ensure the timely establishment and maintenance of an adequate allowance for loan and lease loss level in accordance with applicable laws, regulations, and regulatory guidance, (iii) policies and procedures for the use of interest reserves, (iv) a program, subject to OTS approval, for identifying, monitoring, and managing risks associated with concentrations of credit, (v) a loan modification policy subject to OTS approval, (vi) policies and procedures for identifying and classifying problem assets, (vii) a revised liquidity and funds management policy, subject to OTS approval; the Board of Directors of the Bank is required to review these plans, policies and programs at regular intervals and take appropriate action;

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

The terms of the Supervisory Agreements will remain in effect until terminated, modified or suspended by the OTS. The foregoing summary is qualified by reference to the Supervisory Agreements, incorporated by reference from Bancorp’s Annual Report on Form 10-K for fiscal year ended December 31, 2009 and filed with the Securities and Exchange Commission on March 15, 2010.

Loan Portfolio Composition

The following table sets forth the composition of Bancorp’s loan portfolios by type of loan at the dates indicated.  The table includes a reconciliation of total net loans receivable, including loans held for sale, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowances for losses on loans as of December 31:

	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Residential mortgage	$326,255	38.87%	$343,931	37.97%	$355,909	36.55%	$320,303	32.45%	$249,448	26.15%
Construction and land acquisition and
development	144,098	17.17%	198,933	21.96%	242,359	24.89%	297,823	30.18%	339,122	35.55%
Land	63,155	7.52%	71,772	7.92%	82,642	8.49%	93,717	9.50%	90,747	9.51%
Lines of credit	36,642	4.37%	31,138	3.44%	34,872	3.58%	29,713	3.01%	40,733	4.27%
Commercial real estate	212,477	25.32%	204,596	22.59%	214,209	22.00%	205,755	20.85%	193,299	20.26%
Commercial non-real estate	8,434	1.00%	6,923	0.76%	3,084	0.32%	3,416	0.34%	3,348	0.35%
Home equity	43,501	5.18%	42,365	4.68%	39,040	4.01%	32,748	3.32%	32,758	3.44%
Consumer	1,302	0.16%	1,259	0.14%	1,083	0.11%	2,355	0.24%	1,537	0.16%
Loans held for sale	3,426	0.41%	4,845	0.54%	453	0.05%	1,101	0.11%	2,970	0.31%

Total gross loans	839,290	100.00%	905,762	100.00%	973,651	100.00%	986,931	100.00%	953,962	100.00%

Deferred loan origination fees and costs, net	(3,205)		(3,895)		(4,439)		(4,898)		(4,712)

Loans in process	(23,851)		(48,095)		(57,940)		(78,238)		(104,747)

Allowance for loan losses	(29,871)		(34,693)		(14,813)		(10,781)		(9,026)

Total loans net	$782,363		$819,079		$896,459		$893,014		$835,477

Lending Activities

General

The Bank originates mortgage loans of all types, including residential, residential-construction, commercial-construction, commercial, land and residential lot loans.  The Bank also originates non-mortgage loans, which include consumer, business and commercial loans.  These loans constitute a small part of the Bank’s portfolio.

The Bank originated and funded $144,313,000 and $129,197,000 of mortgage loans for the years ended December 31, 2010 and 2009, respectively.

Loan Origination Procedures

The following table contains information on the activity of the Bank’s loans held for sale and its loans held for investment in its portfolio:

	For the Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Held for Sale:
Beginning balance	$4,845	$453	$1,101
Originations	62,654	33,692	13,145
Net sales	(64,073)	(29,300)	(13,793)

Ending balance	$3,426	$4,845	$453

Held for investment:
Beginning balance	$900,917	$973,198	$985,830
Originations and purchases	94,892	128,417	210,984
Transfers to foreclosed real estate	(32,283)	(35,931)	(15,258)
Repayments/payoffs	(127,662)	(164,767)	(208,358)

Ending balance	$835,864	$900,917	$973,198

The Bank originates residential mortgage loans that are to be held in the Bank’s loan portfolio as well as loans that are intended for sale in the secondary market.  Loans sold in the secondary market are primarily sold to investors with which the Bank maintains a correspondent relationship.  These loans are made in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market, and are approved either by the Bank’s underwriter or the correspondent’s underwriter.  Loans considered for the Bank’s portfolio are approved by the Bank’s loan committee, which includes the Chief Executive Officer, the Chief Relationship Officer and the Senior Vice President of Credit Officer.  Meetings of the loan committee are open to attendance by any member of the Bank’s Board of Directors who wishes to attend.  The loan committee reports to and consults with the Board of Directors in interpreting and applying the Bank’s lending policy.  Single loans greater than $2,000,000, or loans to one borrower aggregating more than $4,000,000, up to $17,660,000 (the maximum amount of loans to one borrower as of December 31, 2010), must also have Board of Directors’ approval.

Loans that are sold are typically long-term (15 or more years) loans with fixed interest rates eligible for resale in the secondary market.  Loans retained for Bancorp’s portfolio typically include construction loans, commercial loans and loans that periodically reprice or mature prior to the end of an amortized term.  Loans are sold with either servicing released or retained by the Bank. However, as of December 31, 2010 the Bank was servicing $8,821,000 in loans for Federal Home Loan Mortgage Corporation (“FHLMC”) and $73,261,000 in loans for other investors.

The following table contains information, as of December 31, 2010, on the percentage of fixed-rate single-family loans serviced for others by the Bank, by interest rate category.

Interest rate range	Percentage of Portfolio
Less than 5.00%	87.0%
5.01 – 6.00%	3.5%
6.01 – 7.00%	7.8%
7.01 – 8.00%	1.0%
Over 8.00%	0.7%
100.0%

The Bank’s mortgage loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  The authority of the loan committee to approve loans is established by the Board of Directors and currently is commensurate with the Bank’s limitation on loans to one borrower.  The Bank’s maximum amount of loans to one borrower currently is equal to 15% of the Bank’s unimpaired capital, or $17,660,000 as of December 31, 2010.  Loans greater than this amount require participation by one or more additional lenders.  Letters of credit are subject to the same limitations as direct loans.  The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate.  The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

Residential Mortgage Loans

At December 31, 2010, Bancorp’s residential mortgage loan portfolio totaled $322,340,000, or 38.4% of Bancorp’s loan portfolio.  All of Bancorp’s residential mortgage loans are secured by one to four family residential properties.  Loans secured by residential properties generally have less risk than other loans because they are generally the primary residence of the borrower.

Commercial Real Estate Loans

At December 31, 2010, Bancorp’s commercial real estate loan portfolio totaled $212,477,000, or 25.3% of Bancorp’s loan portfolio.  All of Bancorp’s commercial loans are secured by improved property such as office buildings, retail strip shopping centers, industrial condominium units and other small businesses most of which are located in the Bank’s primary lending area.  The largest commercial real estate loan outstanding at December 31, 2010 was a $6,987,000 loan secured by an office building in Annapolis, Maryland.  This loan has consistently performed in accordance with the terms of the debt instrument.

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

Construction and Land Acquisition and Development Loans

The Bank originates loans to finance the construction of one-to-four family dwellings, and to a lesser extent, commercial real estate.  It also originates loans for the acquisition and development of unimproved property to be used for residential and/or commercial purposes in cases where the Bank is to provide the construction funds to improve the properties.  As of December 31, 2010, Bancorp had 169 construction loans outstanding in the gross aggregate amount of $144,098,000, representing 17.2% of its loan portfolio, and had commitments to advance an additional $23,851,000.

Construction loan amounts are based on the appraised value of the property and, for builder loans, a feasibility study as to the potential marketability and profitability of the project.  Construction loans generally have terms of up to one year, with reasonable extensions as needed, and typically have interest rates that float monthly at margins ranging from the prime rate to 2 percent above the prime rate.   In addition to builders’ projects, the Bank finances the construction of single family, owner-occupied houses where qualified contractors are involved and on the basis of strict written underwriting and construction loan guidelines.  Construction loans are structured either to be converted to permanent loans with the Bank upon the expiration of the construction phase or to be paid off by financing from another financial institution.

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

Land and Residential Building Lots

Land loans include loans to developers for the development of residential subdivisions and loans on unimproved lots primarily to individuals.  At December 31, 2010, Bancorp had outstanding land and residential building lot loans totaling $67,070,000, or 8.0% of the total loan portfolio.  The largest of these loans for $5,200,000, is secured by thirty lots in Davidsonville, Maryland, and has performed in accordance with the terms of the debt instrument.  Land development loans typically are short-term loans; the duration of these loans is typically not greater than three years.  The interest rate on land loans is generally at least 1% or 2% over the prime rate.   The loan-to-value ratio generally does not exceed 75%. Land and residential building lot loans typically are made to customers of the Bank and developers and contractors with whom the Bank has had previous lending experience.  In addition to the customary requirements for these types of loans, the Bank may also require a satisfactory Phase I environmental study and feasibility study to determine the profit potential of the development.

Other Business and Commercial Loans

The Bank also offers other business and commercial loans.  These are loans to businesses are typically lines of credit or other loans that are not secured by real estate, although equipment, securities, or other collateral may secure them.  They constitute a growing part of the Bank’s business, and typically are offered to customers with long-standing relationships with the Bank.  At December 31, 2010, $45,076,000, or 5.4%, of the loan portfolio consisted of other business and commercial loans.

Home Equity Lines of Credit and Other Consumer Loans

The Bank also offers other loans to consumers, including home equity loans and other consumer loans.  At December 31, 2010, $44,803,000, or 5.3% of the loan portfolio consisted of these loans.

Loan Portfolio Cash Flows

The following table sets forth the estimated maturity of Bancorp’s loan portfolios by type of loan at December 31, 2010.  The estimated maturity reflects contractual terms at December 31, 2010.  Contractual principal repayments of loans do not necessarily reflect the actual term of the Bank’s loan portfolios.  The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of "due on sale" clauses.  The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Due	Due after
	Within one	1 through	Due after
	year or less	5 years	5 years	Total
	(dollars in thousands)
Residential mortgage	$30,083	$56,190	$243,408	$329,681
Home equity	-	87	43,414	43,501
Lines of credit	20,550	11,672	4,420	36,642
Commercial real estate	13,846	82,120	116,511	212,477
Acquisition and development	124,459	19,639	-	144,098
Land	32,219	23,010	7,926	63,155
Commercial, non-real estate	323	4,918	3,193	8,434
Consumer	169	827	306	1,302
Total	$221,649	$198,463	$419,178	$839,290

The following table contains certain information as of December 31, 2010 relating to the loan portfolio of Bancorp with the dollar amounts of loans due after one year that have fixed and floating rates.  All loans are shown maturing based upon contractual maturities and include scheduled payments but not possible prepayments.

	Fixed	Floating	Total
	(dollars in thousands)
Residential mortgage	$187,206	$112,393	$299,599
Home equity	-	43,501	43,501
Lines of credit	-	16,091	16,091
Commercial real estate	89,941	108,690	198,631
Acquisition and development	215	19,424	19,639
Land	19,830	11,106	30,936
Commercial, non-real estate	7,576	535	8,111
Consumer	1,133	-	1,133
Total	$305,901	$311,740	$617,641

Loans to One Borrower

Under regulatory guidelines, the aggregate amount of loans that the Bank may make to one borrower was $17,660,000 at December 31, 2010, which is 15% of the Bank’s unimpaired capital and unimpaired surplus.  The Bank’s three largest loans at December 31, 2010 were a $6,987,000 loan secured by an office building located in Annapolis, Maryland, a $6,315,000 loan secured by lots located in Severna Park, Maryland, and a $5,700,000 loan secured by commercial property located in Norfolk, Virginia.  All three loans are performing as agreed.

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

The Bank’s mortgage loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  The loan committee of the Bank can approve single residential and commercial loans up to $2,000,000, and loans that aggregate up to $4,000,000 to one borrower.  Single loans greater than $2,000,000, or loans to one borrower aggregating more than $4,000,000, up to $17,660,000 (the maximum amount of loans to one borrower as of December 31, 2010), must also have Board of Directors’ approval. The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate. The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

Delinquencies and Classified Assets

Delinquencies

The Board of Directors reviews delinquencies on all loans monthly.  The Bancorp’s collection procedures include sending a past due notice to the borrower on the 17th day of nonpayment, making telephone contact with the borrower between 20 and 30 days after nonpayment, and sending a letter after the 30th day of nonpayment. A notice of intent to foreclose is sent between 60 and 90 days after delinquency.  When the borrower is contacted, Bancorp attempts to obtain full payment of the past due amount.  However, Bancorp generally will seek to reach agreement with the borrower on a payment plan to avoid foreclosure.

An allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.  Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under generally accepted accounting principles. Actual results could differ significantly from those estimates.  Management believes the allowance for losses on loans is adequate. While management uses available information to estimate losses on loans, future additions to the allowances may be necessary based on changes in economic conditions, particularly in the State of Maryland.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired.  When a real estate secured loan becomes impaired, a decision is made as to whether an updated certified appraisal of the real estate is necessary.  This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property.  Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.

For loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices.  Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

For such loans that are classified as impaired, an allowance is established when the current market value of the underlying collateral less its estimated disposal costs is lower than the carrying value of that loan.  For loans that are not solely collateral dependent, an allowance is established when the present value of the expected future cash flows of the impaired loan is lower than the carrying value of that loan.  The general component relates to loans that are classified as doubtful, substandard or special mention that are not considered impaired, as well as non-classified loans.  The general reserve is based on historical loss experience adjusted for qualitative factors.  These qualitative factors include:

•	Levels and trends in delinquencies and nonaccruals;
•	Inherent risk in the loan portfolio;
•	Trends in volume and terms of the loan;
•	Effects of any change in lending policies and procedures;
•	Experience, ability and depth of management;
•	National and local economic trends and conditions; and
•	Effect of any changes in concentration of credit.

A loan is considered impaired if it meets either of the following two criteria:

•	Loans that are 90 days or more in arrears (nonaccrual loans); or
•	Loans where, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.

Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans criticized special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherited in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loans not classified are rated pass.

A loan is considered a troubled debt restructuring when Bancorp for economic or legal reasons relating to the borrowers financial difficulties grants a concession to the borrower that it would not otherwise consider.  Loan modifications made with terms consistent with current market conditions that the borrower could obtain in the open market are not considered troubled debt restructurings.

Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Bank discontinues the accrual of interest on loans 90 days or more past due, at which time all previously accrued but uncollected interest is deducted from income.  $4,905,000 in interest income would have been recorded for the year ended December 31, 2010 if the loans had been current in accordance with their original terms and had been outstanding throughout the year ended December 31, 2010 or since their origination (if held for only part of the fiscal year).  For the year ended December 31, 2010, $2,599,000 in interest income on such loans was actually included in net income.  The following table sets forth information as to non-accrual loans and other non-performing assets.

	At December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Residential mortgage	$18,778	$33,391	$35,829	$4,992	$3,487
Home equity	118	536	189	-	-
Lines of credit	4,265	-	-	-	-
Commercial real estate	1,927	7,400	3,047	336	98
Acquisition and development	15,160	-	-	-	-
Land	5,890	19,425	15,721	2,372	2,342
Commercial non-real estate	-	56	-	-	-
Consumer	26	-	-	-	-
Total non-accrual loans	$46,164	$60,808	$54,795	$7,700	$5,927
Accruing loans greater than 90 days past due	$-	$-	$-	$-	$-
Foreclosed real-estate	$20,955	$21,574	$6,317	$2,993	$970
Total non-performing assets	$67,119	$82,382	$61,112	$10,693	$6,897
Total troubled debt restructurings	$58,729	$44,716	$2,142	$-	$-
Total non-accrual loans to net loans	5.9%	7.5%	6.1%	0.9%	0.7%
Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	64.7%	57.1%	27.0%	140.0%	152.3%
Total non-accrual and accruing loans greater than
90 days past due to total assets	4.8%	6.3%	5.5%	0.8%	0.7%
Total non-performing assets to total assets	7.0%	8.5%	6.2%	1.1%	0.8%

Included in non-accrual one-to-four family loans at December 31, 2010 were 29 loans totaling $11,766,000 to consumers and 17 loans totaling $7,012,000 to builders.  Included in non-accrual land loans at December 31, 2010 were 21 loans.

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

Total classified loans as of December 31, 2010 were $87,841,000.  The allowance for loan losses as of December 31, 2010 was $29,871,000, which was 3.6% of gross loans receivable and 64.7% of total non-performing loans.

[see table on following page]

The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans (excluding loans held for sale) as of December 31,

	2010		2009		2008		2007		2006
		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
		Loans in each		Loans in each		Loans in each		Loans in each		Loans in each
	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Residential mortgage	$16,339	39.03%	$19,621	38.17%	$5,765	42.46%	$3,378	40.73%	$2,202	32.41%
Home equity lines of credit	762	5.20%	2,425	4.70%	42	1.14%	35	0.76%	33	0.57%
Lines of credit	458	4.38%	20	3.46%	-	-%	-	-%	-	-%
Commercial and industrial real estate	3,949	25.42%	5,506	22.71%	3,080	21.63%	3,332	22.41%	2,512	20.45%
Construction and land acquisition and
development loans	3,997	17.24%	1,492	22.08%	2,559	24.89%	1,849	24.29%	2,253	35.44%
Land	4,225	7.56%	5,539	7.97%	3,286	8.96%	2,027	10.72%	1,731	10.10%
Commercial, non-real estate	131	1.01%	82	0.77%	77	0.80%	150	0.83%	288	0.87%
Consumer	10	0.16%	8	0.14%	4	0.12%	10	0.26%	7	0.16%
Total	$29,871	100.00%	$34,693	100.00%	$14,813	100.00%	$10,781	100.00%	$9,026	100.00%

The following table contains information with respect to Bancorp’s allowance for loan losses for the periods indicated:

	At or for the Year Ended
	December 31
	2010	2009	2008	2007	2006
	(dollars in thousands)
Average loans outstanding, net	$823,410	$878,191	$893,030	$858,305	$819,038
Total gross loans outstanding at end of period	$839,290	$905,762	$973,651	$986,931	$953,962
Total net loans outstanding at end of period	$782,363	$819,079	$896,459	$893,014	$835,477
Allowance balance at beginning of period	$34,693	$14,813	$10,781	$9,026	$7,505

Provision for loan losses	5,744	31,402	7,481	2,462	1,561
Actual charge-offs
Residential real estate	6,825	6,761	2,571	270	-
Land	3,096	-	-	-	-
Commercial real estate	523	-	-	-	-
Home Equity	217	-	-	-	-
Consumer	5
Other	-	4,818	878	449	40
Total charge-offs	10,666	11,579	3,449	719	40
Recoveries
Residential real estate	100	57	-	12	-
Total recoveries	100	57	-	12	-
Net charge offs	10,566	11,522	3,449	707	40

Allowance balance at end of period	$29,871	$34,693	$14,813	$10,781	$9,026
Net charge offs as a percent of average loans	1.28%	1.31%	0.39%	0.08%	0.00%
Allowance for loan losses to total gross loans at end of period	3.56%	3.83%	1.52%	1.09%	0.95%
Allowance for loan losses to net loans at end of period	3.82%	4.24%	1.65%	1.21%	1.08%

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

The carrying amounts of the Bank’s investment securities held to maturity, as of the dates indicated are presented in the following table:

	At December 31,
	2010	2009	2008
	(dollars in thousands)
US Treasury securities	$21,104	$6,999	$-
US Agency securities	5,233	-	-
US Government sponsored mortgage-backed securities	974	1,032	1,345

Total Investment Securities Held to Maturity	$27,311	$8,031	$1,345

Investment Scheduled Maturity Table

As of December 31, 2010

			More than One to		More than Five to		More than
	One Year or Less		Five Years		Ten Years		Ten Years		Total Investment Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Fair
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
	(dollars in thousands)

US Treasury securities	$7,009	0.66%	$14,095	1.54%	$-	-	$-	-	$21,104	1.25%	$21,325
US Agency securities	1,002	0.32%	4,231	1.09%	-	-	-	-	$5,233	0.94%	$5,196
US Government sponsored mortgage-backed securities	-	-	-	-	3	7.08%	$971	5.24%	$974	5.24%	$1,035
Total securities	$8,011	0.62%	$18,326	1.44%	$3	7.08%	$971	5.24%	$27,311	1.34%	$27,556

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

Deposits in the Bank as of December 31, 2010, 2009 and 2008 consisted of savings programs described below:

	2010	2009	2008
	(dollars in thousands)

NOW accounts	$13,465	$12,898	$12,813
Money market accounts	41,168	49,797	44,012
Passbooks	222,183	184,311	53,319
Certificates of deposit	420,133	447,889	554,747
Non-interest bearing accounts	17,827	15,434	18,975

Total deposits	$714,776	$710,329	$683,866

The following table contains information pertaining to the certificates of deposit held by the Bank in excess of $100,000 as of December 31, 2010.

Jumbo Certificates
of Deposit
Time Remaining Until Maturity	(dollars in thousands)
Less than three months	$20,170
3 months to 6 months	19,560
6 months to 12 months	35,493
Greater than 12 months	110,493
Total	$185,716

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

Borrowings

The Bank’s credit availability under the FHLB of Atlanta’s credit availability program was $194,360,000 at December 31, 2010.  The Bank is able to borrow up to 20% of total assets. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.  The following table sets forth short-term borrowings with the FHLB-Atlanta, with original maturities of one year or less.

	Years ended December 31,
	2010	2009	2008
	(dollars in thousands)
Short-term borrowings
Average balance outstanding during the period	$-	$596	$1,667
Maximum amount outstanding at any month-end during
the period	-	7,000	10,000
Weighted average interest rate during the period	-	2.04%	3.74%
Total short-term borrowings at period end	-	-	-
Weighted average interest rate at period end	-	-	-

Employees

As of December 31, 2010, Bancorp and its subsidiaries had approximately 116 full-time equivalent employees.    Bancorp’s employees are not represented by any collective bargaining group.

Hyatt Commercial

Hyatt Commercial is a real estate brokerage company specializing in commercial real estate sales, leasing and property management.  During the quarter ended September 30, 2009, the common stock of Hyatt Commercial was contributed to the Bank from Bancorp.

SBI Mortgage Company

SBI is a subsidiary of Bancorp that has engaged in the origination of mortgages not suitable for the Bank.  It owns subsidiary companies that purchase real estate for investment purposes.  As of December 31, 2010, SBI had $1,737,000 in outstanding mortgage loans and it had $469,000 invested in subsidiaries, which funds were held in cash, pending potential acquisition of investment real estate.

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

Severn Financial Services Corporation

Severn Financial Services Corporation is a subsidiary of the Bank that is part of a joint venture with a local insurance agency to provide various insurance products to customers of Bancorp.

Homeowners Title and Escrow Corporation

Homeowners Title and Escrow Corporation, is a subsidiary of the Bank, that was engaged in the business of conducting loan settlements for the Bank.  During 2008, Homeowners Title and Escrow Corporation ceased operations.

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

Regulatory Reform and Legislation

On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. The discussion below generally discusses the material provisions of the Dodd-Frank Act applicable to Bancorp and the Bank and is not complete or meant to be an exhaustive discussion.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on Bancorp. For example, the new law provides that the OTS, which currently is the primary federal regulator for Bancorp and the Bank, will cease to exist one year from the date of the new law’s enactment (subject to a possible six-month extension period).  State-chartered thrifts will be regulated by the FDIC. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies and their non-depository institution subsidiaries that were formerly regulated by the OTS, including Bancorp. The Office of the Comptroller of the Currency will have some rulemaking authority relating to both state and federal thrifts.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts.

The Dodd-Frank Act directs the FDIC to redefine the base for deposit insurance assessments paid by banks. Assessments will now be based on the average consolidated total assets less tangible equity of a financial institution. This change may proportionally shift deposit insurance funding away from banks that rely primarily on deposits for funding operations, like the Bank. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act also effectively extends the FDIC’s program of insuring non-interest bearing transaction accounts on an unlimited basis through December 31, 2012. The minimum reserve ratio for the Deposit Insurance Fund is increased from 1.15% to 1.35% of estimated insured deposits and requires the FDIC to take the necessary steps for the reserve ratio to reach the new minimum reserve ratio by September 30, 2020.

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

On February 2, 2011, the Board of Governors of the Federal Reserve System issued advance notice of a proposal which, if adopted, would require that savings and loan holding companies submit the same reports as bank holding companies beginning with the March 31, 2012, reporting period.  These reports are filed either quarterly, semiannually, annually or are event-generated.  This change could significantly increase the burden on Bancorp as it converts to the new reporting system.

Effective April 4, 2011, the SEC adopted amendments to the proxy rules to implement certain provisions of the Dodd-Frank Act which will require companies to conduct a separate shareholder advisory vote to approve the compensation of executives, and to conduct a separate shareholder advisory vote, at least once every six calendar years, to determine how often an issuer will conduct a shareholder advisory vote on executive compensation (which must be at least once every three calendar years).

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the implementing rules and regulations will have on savings and loan holding companies and banks. The Dodd-Frank Act and resulting rules and regulations may impact the profitability of our business or change certain of our business practices, including our ability to offer new products, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased regulatory compliance costs.  These changes also may require us to invest significant management attention and resources to make any necessary changes to our operations in order to comply, and could materially adversely affect our business, results of operations and financial condition.  The following provides a description of the current regulations that are applicable to Bancorp and the Bank and selected changes to be implemented pursuant to the Dodd-Frank Act, all of which are subject to further change as additional provisions of the Dodd-Frank Act are implemented.

Regulation of Bancorp

General.  As a unitary savings and loan holding company, Bancorp is currently required to register and file reports with the OTS and is subject to regulation and examination by the OTS.  In addition, the OTS has enforcement authority over Bancorp and its subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.  As described above, the Dodd-Frank Act will eliminate the OTS and transfer supervision of savings and loan holding companies to the Board of Governors of the Federal Reserve System by July 21, 2011 (subject to a possible six month extension).

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

Restrictions on Acquisitions.  Except under limited circumstances, savings and loan holding companies, such as Bancorp, are prohibited from (i) acquiring, without prior approval of the OTS, more than 5% of the voting shares of a savings association or a holding company which is not a subsidiary thereof or (ii) acquiring control of an uninsured institution, or retaining, for more than one year after the date of any savings association becomes uninsured, control of such association.  In evaluating proposed acquisitions of savings institutions by holding companies, the OTS considers the financial and managerial resources and future prospects of the holding company and the target institution, the effect of the acquisition on the risk to the DIF, the convenience and the needs of the community and competitive factors.

No director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company, without written approval of the OTS. Certain individuals, including Alan J. Hyatt, Louis Hyatt, and Melvin Hyatt, and their respective spouses (“Applicants”), filed an Application for Notice of Change In Control (“Notice”) in April 2001 pursuant to 12 CFR Section 574.3(b).  The Notice called for the Applicants to acquire up to 32.32% of Bancorp’s issued and outstanding shares of stock of Bancorp by April 16, 2002.  The OTS approved requests by the Applicants to extend the time to consummate such acquisition of shares to December 16, 2011.  The Applicants currently own approximately 29.59% of the total outstanding shares of Bancorp as of December 31, 2010.

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

The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions.  As noted above, the Dodd-Frank Act will transfer supervision of savings associations like the Bank to the OCC, the agency that regulates national banks, by July 21, 2011 (subject to a possible six month extension).

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

Tier I, or core capital is defined as common stockholder’s equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries and certain non-withdrawable accounts or pledged deposits. Tier I (Core) capital is generally reduced by the amount of the saving’s institution’s intangible assets. Limited exceptions to the deduction of intangible assets exist for certain mortgage servicing rights and credit card relationships and qualifying supervisory goodwill.  In December of 2008, federal banking and thrift regulatory agencies approved a final rule permitting a banking institution to reduce the amount of goodwill that it must deduct from Tier I capital by the amount of any associated deferred tax liability.

Tangible capital is generally defined the same as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association’s intangible assets with only limited exceptions, including certain mortgage servicing rights.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital.  At December 31, 2010, the Bank had no such investments.

Total capital equals the sum of Tier I (Core) capital and supplementary capital, to the extent that supplementary capital does not exceed Tier I (Core) capital.  Supplementary capital includes, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, other subordinated debt, intermediate-term preferred stock, the portion of allowance for loan losses not designated for specific loan losses (up to 1.25% of risk-weighted assets) and up to 45% of unrealized gains on available-for-sale equity securities.  For purposes of determining total capital, a savings institution’s assets are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the institution’s equity investments.

A savings institution’s risk based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance sheet asset and the credit-equivalent amount of each off-balance-sheet item after each is multiplied by an assigned risk weight.  These risk weights range from 0% for cash to 100% for consumer or commercial loans, home equity loans, repossessed assets or assets that are more than 90 days past due.

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

As shown below, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2010.

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
December 31, 2010
Tangible (1)	$117,733	12.3%	$14,340	1.50%	N/A	N/A
Tier I capital (2)	117,733	15.6%	N/A	N/A	$45,342	6.00%
Core (1)	117,733	12.3%	38,240	4.00%	47,800	5.00%
Total (2)	127,175	16.8%	60,456	8.00%	75,570	10.00%

December 31, 2009
Tangible (1)	$112,340	11.8%	$14,431	1.50%	N/A	N/A
Tier I capital (2)	112,340	14.4%	N/A	N/A	$46,579	6.00%
Core (1)	112,340	11.8%	38,483	4.00%	48,104	5.00%
Total (2)	122,032	15.7%	62,105	8.00%	77,632	10.00%
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

Prompt Corrective Action.  Under the prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings associations.  The leverage ratio, risk-based capital ratio and total risk-based capital ratio are used to determine an institution’s capital classification.  For this purpose, a savings association is placed into one of the following five categories dependent on their respective capital ratios:

•	“well capitalized” (at least 5% leverage ratio, 6% Tier I risk-based capital ratio and 10% total risk-based capital ratio);
•	“adequately capitalized” (at least 4% leverage ratio (or 3% if the savings association is assigned a composite rating of 1), 4% Tier I risk-based capital ratio and 8% total risk-based capital ratio);
•	“undercapitalized” (less than 4% leverage ratio (or 3% if the savings association is assigned a composite rating of 1), 4% Tier I risk-based capital ratio or 8% total risk-based capital ratio);
•	“significantly undercapitalized” (less than 3% leverage ratio, 3% Tier I risk-based capital ratio or 6% total risk-based capital ratio); and
•	“critically undercapitalized” (less than 2% ratio of tangible equity to total assets).

Generally, the Federal Deposit Insurance Act requires the OTS to appoint a receiver or conservator for an institution within 90 days of that institution becoming “critically undercapitalized”.  The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”.  In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, payment of dividends and other capital distributions, and affiliate transactions.  The OTS may also take any one of a number of discretionary supervisory actions against the undercapitalized institutions, including the issuance of a capital directive and, in the case of an institution that fails to file a required capital restoration plan, the replacement of senior executive officers and directors.

As of December 31, 2010, the Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

Premiums for Deposit Insurance.  The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC.

The FDIC regulations assess insurance premiums based on an institution’s risk.  Under this assessment system, the FDIC evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating. In 2010, the assessment ranged from 7 to 77.5 basis points of an institution's deposits, depending on its risk category.  On February 7, 2011, the FDIC issued final rules, effective April 1, 2011, implementing changes to the assessment rules as mandated by the Dodd-Frank Act.  Initially, the base assessment rates will range from 2.5 to 45 basis points.  The rate schedules will automatically adjust in the future as the DIF reaches certain milestones.

Federal law requires the FDIC to establish a deposit reserve ratio for the deposit fund of between 1.15% and 1.50% of estimated insured deposits.  Due to several recent bank failures during the economic turmoil in 2008 and 2009, the current FDIC ratio fell below the statutory minimum of 1.15%.  As required by law, the FDIC adopted an amended restoration plan in September of 2009 that would increase the deposit reserve ratio to the 1.15% threshold within eight years. The Dodd-Frank Act raises the statutory minimum to 1.35% and eliminates the maximum, which must be met by September 30, 2020, and in October 2010 the FDIC adopted a further amended restoration plan reflecting that goal.

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

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was limited to 10 basis points times the institution’s assessment base for the second quarter 2009, payable on September 30, 2009. On November 12, 2009, the FDIC amended its regulations to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. For purposes of determining the prepayment, the FDIC used the institution’s assessment rate in effect on September 30, 2009. The prepayment amount for the Bank was approximately $5,838,000.

Due to the recent economic conditions, deposit insurance per account owner temporarily had been raised to $250,000 for each type of account.  The Dodd-Frank Act made that new limit permanent.

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

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board.  The bonds, commonly referred to as Financing Corporation (“FICO”) bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation.  The average FICO assessment rate over the four quarters ended September 30, 2010 was 1.045 basis points (i.e. $0.01045 for every $100 of assessable deposits).  The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

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

Loans-to-One Borrower Limitations.  With certain limited exceptions, the maximum amount that a savings association or a national bank may lend on an unsecured basis to any borrower (including certain related entities of the borrower) may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral.  Savings associations are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided:

•	the purchase price of each single-family dwelling in the development does not exceed $500,000;
•	the savings association is in compliance with its fully phased-in capital requirements;
•	the loans comply with applicable loan-to-value requirements; and
•	the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

At December 31, 2010, the Bank’s loans-to-one-borrower limit was $17,660,000 based upon the 15% of unimpaired capital and surplus measurement.  At December 31, 2010, the Bank’s three largest loans were a $6,987,000 loan secured by an office building located in Annapolis, Maryland, a $6,315,000 loan secured by lots located in Severna Park, Maryland and a $5,700,000 loan secured by commercial residential property located in Norfolk, Virginia.  [These loans were performing in accordance with their terms.]

Qualified Thrift Lender Test. Savings associations must meet a QTL test, which test may be met either by maintaining, on average, at least 65% of its portfolio assets in qualified thrift investments in at least nine of the most recent twelve month period, or meeting the definition of a “domestic building and loan association” as defined in the Code.  “Portfolio Assets” generally means total assets of a savings institution, less the sum of (i) specified liquid assets up to 20% of total assets, (ii) goodwill and other intangible assets, and (iii) the value of property used in the conduct of the savings association’s business.  Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage-related securities.  Associations that fail to meet the QTL test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2010, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

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

Under the capital plan of the FHLB-Atlanta as of December 31, 2010, the Bank was required to own at least $7,692,000 of the capital stock of the FHLB-Atlanta.  As of such date, the Bank owned $7,692,000 of the capital stock of the FHLB-Atlanta and was in compliance with the capital plan requirements.

Federal Reserve System.  The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits.  At December 31, 2010, the Bank was in compliance with these requirements.

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

Item 1A.  Risk Factors

Unless the context indicates otherwise, all references to “we,” “us,” “our” in this subsection “Risk Factors” refer to Bancorp and its subsidiaries.  You should carefully consider the risks and uncertainties described below as well as elsewhere in this Annual Report on Form 10-K. If any of the risks or uncertainties actually occurs, our business, financial condition or results of future operations could be materially adversely affected. The risks and uncertainties described in this Form 10-K are not the only ones we face.  Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us.  This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K.

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

The changing economic environment poses significant challenges for Bancorp.

Negative developments in the financial services industry from 2008 into 2010 have resulted in uncertainty in the financial markets in general and a related general economic downturn globally.  While we are beginning to experience modest improvement in performance, we may experience similar negative conditions in 2011.  In addition, as a consequence of the United States recession, business activity across a wide range of industries face serious difficulties due to the decline in the housing market and lack of consumer spending. Unemployment continues to be higher than historical averages.

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

During the past year, we continue to experience higher than normal levels of non-performing loans.  No assurance can be given that these conditions will improve in the near term or will not worsen.  Moreover, such conditions may result in a further increase in loan delinquencies, causing a decrease in our interest income, and may continue to have an adverse impact on our loan loss experience, possibly requiring us to add to our allowance for loan losses.  Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

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

As of December 31, 2010, approximately 98% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate.  If real estate prices decline, the value of real estate collateral securing our loans will be reduced.   Our ability to recover defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to incur financial losses on defaulted loans.

In addition, approximately 49% of the book value of our loans consisted of construction, land acquisition and development loans, commercial real estate loans and land loans, which present additional risks described in “Item 1. Business - Construction Loans” of this Form 10-K.

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

At December 31, 2010 and December 31, 2009, our nonperforming loans (those loans 90 or more days in arrears) equaled $46.2 million and $60.8 million, respectively. There were 92 residential loans in non-accrual status totaling $43.5 million, eight commercial loans in non-accrual status totaling $2.6 million, and two consumer loans at December 31, 2010 compared to 121 residential loans in non-accrual status totaling $55.5 million and eleven commercial loans in non-accrual status totaling $5.3 million at December 31, 2009. For the year ended December 31, 2010, there were $10.7 million of loan charge-offs. At December 31, 2010, the total allowance for loan losses was $29.9 million, which was 3.82% of total net loans, compared with $34.7 million, which was 4.24% of total net loans, as of December 31, 2009.

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

Failure to comply with OTS Supervisory Agreements could adversely affect our business, financial condition and operating results.

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

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act restructures the regulation of depository institutions.  Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies will be regulated by the Federal Reserve Board.  Also, included is the creation of a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally charted depository institutions will be reduced as well.  The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth.  The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on operations, particularly through increased regulatory burden and compliance costs.

We have established an allowance for loan losses based on our management's estimates.  Actual losses could differ significantly from those estimates. If the allowance is not adequate, it could have a material adverse effect on our earnings and the price of our common stock.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's best estimate of probable incurred losses within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management's continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations and other unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Increases in nonperforming loans have a significant impact on our allowance for loan losses.  Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of our market area.  While Bancorp is experiencing better performance results from those experienced in 2009 and 2008, loan delinquencies remain higher than usual, particularly with respect to construction, land and residential building lots, multi-family, commercial and consumer loans.

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

Our brand and its attributes are key assets of our business.  The ability to attract and retain customers to  Bancorp’s products and services is highly dependent upon the external perceptions of us and the industry in which we operate.  Our business may be affected by actions taken by competitors, customers, third party providers, employees, regulators, suppliers or others that impact the perception of the brand, such as creditor practices that may be viewed as “predatory,” customer service quality issues, and employee relations issues.  Adverse developments with respect to our industry may also, by association, impair our reputation, or result in greater regulatory or legislative scrutiny.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting.  We are currently not required to include an opinion of our independent registered public accounting firm as to our internal controls because we are a “smaller reporting company” under SEC rules and, therefore, stockholders do not have the benefit of such an independent review of our internal controls. While we have reported no “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2010, we cannot guarantee that we will not have any “material weaknesses” in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If, in the future, we fail to complete this evaluation in a timely manner, or, if required, our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.  In addition, any failure to maintain an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business.

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

Bancorp has four retail branch locations in Anne Arundel County, Maryland, of which it owns three and leases the fourth from a third party.  The lease expired July 2010, with the option to renew the lease for two additional five year terms.  The Bank is in the process of exercising the lease option.  In addition, the Bank leases office space in Annapolis, Maryland from a third party.  The lease expires January 2016, with the option to renew the lease for one additional five year term.

Item 3.  Legal Proceedings

There are no material pending legal proceedings to which Bancorp, the Bank or any subsidiary is a party or to which any of their property is subject.

Item 4.  (Removed and Reserved)

Item 4.1.  Executive Officers of the Registrant that are not Directors

Thomas G. Bevivino, age 55, joined Bancorp in August 2004 as Controller, and has served as the Chief Financial Officer since July 1, 2005.  He serves in the same capacity for the Bank.  Mr. Bevivino was a financial consultant from 2002 until 2004, and served as Chief Financial Officer of Luminant Worldwide Corporation from 1999 until 2002.

Phillip V. Jones, Jr., age 59, joined Bancorp in July 2009 as Executive Vice President and Chief Operating Officer.  Effective January 1, 2011, Mr. Jones shifted his role from Chief Operating Officer to Chief Relationship Officer.  He will serve in the same capacity for the Bank.  Mr. Jones served as Executive Vice President, National Commercial Real Estate for Sovereign Bank from 2003 to May 2009.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Bancorp is traded on the Nasdaq Capital Market under the symbol “SVBI”.  As of  March 9, 2011, there were 1,391 stockholders of record of Bancorp’s common stock.

Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016-3572, serves as the Transfer Agent and Registrar for Bancorp.

The following table sets forth the high and low sales prices per share of Bancorp’s common stock for the periods indicated, as reported on the Nasdaq Capital Market:

Quarterly Stock Information

2010				2009
	Stock Price Range		Per Share		Stock Price Range		Per Share
Quarter	Low	High	Dividend	Quarter	Low	High	Dividend
1st	$2.20	$4.37	$-	1st	$2.83	$5.00	$.030
2nd	3.75	6.57	-	2nd	2.63	4.75	.030
3rd	3.10	5.36	-	3rd	2.10	3.94	.030
4th	2.80	3.98	-	4th	1.55	3.50	-

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

Item 6.  Selected Financial Data

For information concerning quarterly financial data for Bancorp, see Note 18 to the consolidated financial statements.

The following financial information is derived from the audited financial statements of Bancorp.  The information is a summary and should be read in conjunction with Bancorp’s audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary Financial and Other Data

	At December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share information)
Balance Sheet Data
Total assets	$962,543	$967,788	$987,651	$962,234	$911,916
Total loans, net	778,937	814,234	896,459	893,014	835,477
Investment securities held to maturity	27,311	8,031	1,345	2,383	7,271
Non-performing loans	46,164	60,808	54,795	7,700	5,927
Total non-performing assets	67,119	82,382	61,112	10,693	6,897
Deposits	714,776	710,329	683,866	652,773	626,524
Short-term borrowings	-	-	-	15,000	18,000
Long-term debt	115,000	125,000	153,000	175,000	155,000
Total liabilities	856,443	861,557	863,984	866,958	825,474
Stockholders’ equity	106,100	106,231	123,667	95,276	86,442
Book value per common share *	$7.89	$7.91	$9.64	$9.46	$8.59
Common shares outstanding *	10,066,679	10,066,679	10,066,679	10,066,679	10,065,935

Other Data:
Number of:
Full service retail banking facilities	4	4	4	4	3
Full-time equivalent employees	116	118	106	118	121

* Retroactively adjusted to reflect a 10% stock dividend declared February 20, 2007 and a 10% stock dividend declared February 21, 2006.

Summary of Operations

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share information)
Interest income	$49,533	$52,658	$62,472	$71,814	$70,175
Interest expense	19,329	26,051	33,503	38,176	32,060
Net interest income	30,204	26,607	28,969	33,638	38,115
Provision for loan losses	5,744	31,402	7,481	2,462	1,561
Net interest income (loss) after provision for loan losses	24,460	(4,795)	21,488	31,176	36,554
Non-interest income	2,745	2,501	2,791	4,336	3,867
Non-interest expense	25,008	22,862	17,293	16,492	14,065
Income (loss) before income tax provision (benefit)	2,197	(25,156)	6,986	19,020	26,356
Provision for income taxes (benefit)	1,040	(9,928)	2,873	7,909	10,608
Net income (loss)	$1,157	$(15,228)	$4,113	$11,111	$15,748

Per Share Data:
Basic earnings (loss) per share *	$(0.06)	$(1.68)	$0.39	$1.10	$1.56
Diluted earnings (loss) per share *	$(0.06)	$(1.68)	$0.39	$1.10	$1.56
Cash dividends declared per share*	$-	$.09	$.24	$.24	$.22
Weighted number of shares outstanding basic *	10,066,679	10,066,679	10,066,679	10,066,283	10,065,289
Weighted number of shares outstanding diluted *	10,066,679	10,066,679	10,066,679	10,066,283	10,069,056

* Retroactively adjusted to reflect a 10% stock dividend declared February 20, 2007 and a 10% stock dividend declared February 21, 2006.

Key Operating Ratios

	For the Year Ended December 31,
	2010	2009	2008	2007	2006

Performance Ratios:
Return on average assets	0.12%	(1.54%)	0.43%	1.19%	1.77%
Return on average equity	1.12%	(13.13%)	4.03%	12.09%	19.59%
Dividend payout ratio	-%	(5.36%)	61.54%	21.82%	13.95%
Net interest margin	3.40%	2.90%	3.16%	3.81%	4.50%
Interest rate spread	3.36%	2.64%	2.81%	3.45%	4.20%
Non-interest expense to average assets	2.56%	2.32%	1.79%	1.76%	1.58%
Efficiency ratio*	59.15%	61.77%	51.64%	42.82%	33.50%

Asset Quality Ratios:
Average equity to average assets	10.59%	11.76%	10.55%	9.82%	9.02%
Nonperforming assets to total assets
at end of period	6.97%	8.51%	6.19%	1.11%	0.76%
Nonperforming loans to total gross
loans at end of period	5.50%	6.71%	5.63%	0.78%	0.62%
Allowance for loan losses to
net loans at end of period	3.82%	4.24%	1.65%	1.21%	1.08%
Allowance for loan losses to
nonperforming loans at end of period	64.71%	57.05%	27.03%	140.01%	152.29%

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
	Year Ended December 31,
	2010			2009			2008
	Average			Average			Average
	Volume	Interest	Yield/Cost	Volume	Interest	Yield/Cost	Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$823,410	$49,154	5.97%	$878,191	$52,520	5.98%	$893,030	$61,703	6.91%
Investments (2)	16,422	223	1.36%	3,416	41	1.20%	-	-	-
Mortgage-backed securities	1,022	22	2.15%	1,247	63	5.05%	1,363	74	5.43%
Other interest-earning assets (3)	46,383	134	0.29%	35,270	34	0.10%	23,063	695	3.01%
Total interest-earning assets	887,237	49,533	5.58%	918,124	52,658	5.74%	917,456	62,472	6.81%
Non-interest earning assets	90,240			68,370			49,959
Total Assets	$977,477			$986,494			$967,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$288,263	3,930	1.36%	$196,671	3,899	1.98%	$119,159	2,018	1.69%
Certificates of deposits	434,144	9,805	2.26%	503,447	15,883	3.15%	552,689	23,932	4.33%
Borrowings	147,311	5,594	3.80%	140,639	6,269	4.46%	166,250	7,553	4.54%
Total interest-bearing liabilities	869,718	19,329	2.22%	840,757	26,051	3.10%	838,098	33,503	4.00%
Non-interest bearing liabilities	4,246			29,753			27,234
Stockholders' equity	103,513			115,984			102,083
Total liabilities and stockholders' equity	$977,477			$986,494			$967,415
Net interest income and Interest rate spread		$30,204	3.36%		$26,607	2.64%		$28,969	2.81%
Net interest margin			3.40%			2.90%			3.16%
Average interest-earning assets to
average interest-bearing liabilities			102.01%			109.20%			109.47%

(1) Non-accrual loans are included in the average balances and in the computation of yields.
(2) Bancorp does not have any tax-exempt investment securities.
(3) Other interest earning assets include interest bearing deposits in other banks, federal funds, and FHLB stock investments.

Rate Volume Table

	Year ended December 31, 2010			Year ended December 31, 2009
	vs.			vs.
	Year ended December 31, 2009			Year ended December 31, 2008
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(dollars in thousands)
Interest-earning assets
Loans	$(3,366)	$(3,276)	$(90)	$(9,183)	$(1,025)	$(8,158)
Investments	182	156	26	41	41	-
Mortgage-backed securities	(41)	(11)	(30)	(11)	(6)	(5)
Other interest-earning assets	100	11	89	(661)	368	(1,029)
Total interest income	(3,125)	(3,120)	(5)	(9,814)	(622)	(9,192)

Interest-bearing liabilities
Savings and checking deposits	31	1,816	(1,785)	1,881	1,313	568
Certificates of deposits	(6,078)	(2,186)	(3,892)	(8,049)	(2,132)	(5,917)
Borrowings	(675)	297	(972)	(1,284)	(1,164)	(120)
Total interest expense	(6,722)	(73)	(6,649)	(7,452)	(1,983)	(5,469)

Net change in net interest income	$3,597	$(3,047)	$6,644	$(2,362)	$1,361	$(3,723)

(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Bancorp provides a wide range of personal and commercial banking services. Personal services include various lending services as well as deposit products such as checking accounts, individual retirement accounts, money market accounts, and savings and time deposit accounts. Commercial services include commercial secured and unsecured lending services as well as business internet banking, corporate cash management services and deposit services. Bancorp also provides ATMs, debit cards, internet banking including on-line bill pay, mortgage lending, safe deposit boxes, and telephone banking, among other products and services.

Bancorp has experienced improved earnings from those experienced during the second half of 2008 and all of 2009 as it continues to see some improvement in the national and local economic environment. Management believes that Bancorp’s 2010 results, while significantly better than 2009, does not mean that it will not continue to experience the challenges it and many other financial institutions faced in 2008 and 2009 as a result of the economic recession. Those challenges, including increased loan delinquencies and a decrease in the demand for certain loan products including construction, development, and land acquisition loans, continue to show signs of improvement from 2008 and 2009. However, continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the recession, including job losses and other factors, have continued to affect Bancorp’s borrowers. Management believes that this economic deterioration has stabilized somewhat in 2010 which has resulted in stabilization in loan delinquencies and impaired loans from 2009 levels. While the interest rate spread between Bancorp’s cost of funds and what it earns on loans has increased from 2009 levels, competition for new loans and deposits remains strong.  The increase in interest rate spread was caused in part by decreases in non-accrual loans in which interest income was not recorded, and to decreases in interest rates paid on deposits and other borrowings outpacing the decreases in interest earned on loans.

Bancorp’s total loan portfolio has decreased from 2009 and Bancorp has experienced a modest decrease in loan delinquencies, which resulted in the allowance for loan losses to decrease from 2009.  Bancorp has seen an increase in foreclosed real estate expenses as a result of more loans going to foreclosure.  The increase in net interest income was partially offset by higher foreclosed real estate expenses.

Bancorp expects to experience continued improvement in market conditions in 2011, as the effects of the recession continue to improve and as the employment environment in its market improves.  However, if interest rates increase, demand for borrowing may remain low and Bancorp’s interest rate spread could decrease. The Bancorp will continue to manage loan and deposit pricing against the risks of rising costs of its deposits and borrowings. Interest rates are outside the control of Bancorp, so it must attempt to balance its pricing and duration of its loan portfolio against the risks of rising costs of its deposits and borrowings.

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

Critical Accounting Policies

   Bancorp’s significant accounting policies and recent accounting pronouncements are set forth in Note 1 of the consolidated financial statements for the year ended December 31, 2010 which are included elsewhere in this Form 10-K.  Of these significant accounting policies, Bancorp considers the policies regarding the allowance for loan losses and valuation of foreclosed real estate to be its most critical accounting policies, given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations.  In addition, changes in economic conditions can have a significant impact on real estate values of underlying collateral affecting the allowance for loan losses and therefore the provision for loan losses and results of operations as well as the valuation of foreclosed real estate.  Bancorp has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  Bancorp’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

Financial Condition

Total assets decreased by $5,245,000, or 0.5%, at December 31, 2010 to $962,543,000, compared to $967,788,000 at December 31, 2009.  The following discusses the material changes between the December 31, 2010 and 2009 statements of financial condition.

Cash

Cash and cash equivalents increased by $19,554,000, or 38.0%, at December 31, 2010 to $70,955,000, compared to $51,401,000 at December 31, 2009.  This increase was primarily due to management’s decision to increase liquidity to offset any potential decreases in customer deposits due to the economic slowdown.  Management was able to increase liquidity by decreasing the loan portfolio and offering various deposit incentive programs that retained existing customer deposits and attracted new deposits.

Investments

Investment securities held to maturity increased by $19,280,000, or 240.1%, at December 31, 2010 to $27,311,000, compared to $8,031,000 at December 31, 2009.  This increase was primarily due to management’s decision to purchase US Treasury and agency securities in place of lower yielding overnight investments with funds generated from increased deposits and a decrease in the loan portfolio.

Loans

Loans Held For Sale.  Loans held for sale decreased by $1,419,000, or 29.3% at December 31, 2010 to $3,426,000, compared to $4,845,000 at December 31, 2009.  This decrease was primarily due to the timing of loans pending sale as of December 31, 2010 compared to as of December 31, 2009.

Loans Receivable.  Total loans receivable, net decreased by $35,297,000, or 4.3% at December 31, 2010, to $778,937,000, compared to $814,234,000 at December 31, 2009.  The decrease in the loan portfolio was a result of decreased loan demand from the economic slowdown, and an increase in loan foreclosures.   In addition, the allowance for loan losses decreased by $4,822,000, or 13.9%, at December 31, 2010 to $29,871,000, compared to $34,693,000 at December 31, 2009.  Management’s decision to decrease the allowance was due to a decrease in loans receivable, an improvement in loan delinquencies and a reduction in impaired loans primarily due to foreclosed loans transferred to foreclosed real estate.

Foreclosed Real Estate

Foreclosed real estate decreased by $619,000, or 2.9%, at December 31, 2010 to $20,955,000, compared to $21,574,000 at December 31, 2009.  This decrease was primarily due to foreclosed properties being sold and additional write downs taken partially offset by new loan foreclosures.

Premises and Equipment

Premises and equipment decreased by $777,000, or 2.7%, at December 31, 2010 to $28,327,000, compared to $29,104,000 at December 31, 2009.  This decrease was primarily due to the annual depreciation of the premises and equipment with minimal new fixed assets added throughout 2010.

Other Assets

Other assets decreased by $5,050,000, or 16.8%, at December 31, 2010 to $24,940,000, compared to $29,990,000 at December 31, 2009.  This decrease was primarily due to decreases in net deferred income taxes of $2,160,000, income taxes receivable of $2,242,000, and prepaid expenses of $1,179,000 in 2010.

Liabilities

Deposits.  Total deposits increased by $4,447,000, or 0.6%, at December 31, 2010 to $714,776,000, compared to $710,329,000 at December 31, 2009.  This increase was primarily attributable to Bancorp’s expanded deposit products and its desire to maintain its competitive edge in the community.  This resulted in growth in savings accounts and NOW accounts partially offset by a decrease in certificates of deposits. The net increase in deposits was primarily used to repay FHLB-Atlanta advances and increase liquidity.

FHLB-Atlanta Advances.  FHLB-Atlanta advances decreased $10,000,000, or 8.0%, at December 31, 2010 to $115,000,000, compared to $125,000,000 at December 31, 2009.  This decrease was the result of management’s decision to repay advances from funds received from increased deposits, as well as proceeds from loan payoffs.

Junior Subordinated Debt Securities Due 2035.  As of December 31, 2010, Bancorp had outstanding approximately $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR (0.28% December 31, 2009) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

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

Standby letters of credit, which are obligations of Bancorp to guarantee performance of borrowers to governmental entities, increased $6,024,000, or 50.5%, as of December 31, 2010 to $17,959,000, compared to $11,935,000 as of December 31, 2009. In 2010, Bancorp experienced a increase in demand from its borrowers for letter of credit requirements.

Unadvanced construction loans decreased $21,433,000, or 44.6%, as of December 31, 2010 to $26,662,000, compared to $48,095,000 as of December 31, 2009. This decrease was primarily the result of the funding of existing construction loan obligations outpacing new construction loan originations.

Home equity lines of credit decreased $4,665,000, or 24.5%, as of December 31, 2010 to $14,340,000, compared to $19,005,000 as of December 31, 2009.  This decrease was primarily due to less customer demand for home equity loans in 2010 as a result of the economic recession.  Home equity lines of credit allow the borrowers to draw funds up to a specified loan amount, from time to time.  Bancorp’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

Loan commitments increased $4,616,000, or 381.2%, as of December 31, 2010 to $5,827,000, compared to $1,211,000 as of December 31, 2009. This increase was primarily due to the timing of loan commitments booked at year end.  Loan commitments are obligations of Bancorp to provide loans, and such commitments are made in the usual course of business.

Lines of credit, which are obligations of Bancorp to fund loans made to certain borrowers, increased $2,477,000, or 10.6%, to $25,833,000 as of December 31, 2010, compared to $23,356,000 as of December 31, 2009.  The increase was a result of more demand for this type of loan product during 2010.  Bancorp’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

Loans sold and serviced with limited repurchase provisions increased $21,598,000, or 132.1%, as of December 31, 2010 to $37,943,000, compared to $16,345,000 as of December 31, 2009.  This increase was the result of a higher volume of loans sold in the secondary market in 2010 as management increased its focus in this area.

Bancorp uses the same credit policies in making commitments and conditional obligations as it does for its on-balance sheet instruments.

Comparison of Results of Operations for the Years Ended December 31, 2010 and 2009.

General.  Bancorp’s net income for the year ended December 31, 2010 was $1,157,000, or a loss of $(0.06) per share diluted after giving effect to dividends paid on preferred stock and amortization of discount on preferred stock.  This is compared to net loss of $(15,228,000), or a loss of $(1.68) per share diluted in 2009.  This increase of $16,385,000 was primarily the result of the improved economic environment Bancorp experienced in 2010 compared to 2009, including an increase in net interest income, a decrease in the provision for loan losses and a decrease in non-accrual loans.

Net Interest Income.  Net interest income (interest earned net of interest charges) increased $3,597,000, or 13.5%, to $30,204,000 for the year ended December 31, 2010, compared to $26,607,000 for the year ended December 31, 2009.  This increase was primarily due to an increase in Bancorp’s interest rate spread. Bancorp’s interest rate spread increased by 0.72% to 3.36% for the year ended December 31, 2010, compared to 2.64% for the year ended December 31, 2009. This increase was the result of interest rates earned on Bancorp’s loan portfolio decreasing slower than the decrease in interest rates paid on Bancorp’s interest bearing liabilities. In addition, Bancorp’s non-accrual loans decreased from $60,808,000 at December 31, 2009 to $46,164,000 at December 31, 2010.  This resulted in $2,307,000 of interest income not recorded on non-accrual loans in 2010, compared to $3,317,000 of unrecorded interest in 2009.  Bancorp discontinues the accrual of interest on all non-accrual loans, at which time all previously accrued but uncollected interest is deducted from income.   Bancorp is uncertain whether it will be able to further reduce the interest rate paid on its interest bearing liabilities by attracting lower cost deposits, due to the general expectation of continued increased competition for deposit accounts.

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

The total allowance for loan losses decreased $4,822,000, or 13.9%, to $29,871,000 as of December 31, 2010, compared to $34,693,000 as of December 31, 2009.  Management’s decision to decrease the allowance was due to a decrease in loans receivable, an improvement in loan delinquencies and a reduction in impaired loans primarily due to foreclosed loans transferred to foreclosed real estate. During the year ended December 31, 2010, the provision for loan losses was $5,744,000 compared to $31,402,000 for the year ended December 31, 2009.  This decrease of $25,658,000, or 81.7%, was a result of management’s determination that less of a provision for loan losses was needed for the level of inherent risk in its portfolio for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Bancorp’s total loan portfolio has decreased from 2009.  In addition, Bancorp has experienced a modest decrease in loan delinquencies, which contributed to the decision to reduce the provision for loan losses from 2009. Management believes that Bancorp will continue to experience improvement in the challenges faced by many financial institutions resulting from the slowdown in the economy and real estate markets, including increased loan delinquencies. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses and other factors, have adversely affected Bancorp’s borrowers.

Other Income and Non Interest Expenses.  Total other income increased $244,000, or 9.8%, to $2,745,000 for 2010 compared to $2,501,000 for 2009. Revenues from mortgage banking activities increased $527,000, or 166.8%, to $843,000 for the year ended December 31, 2010, compared to $316,000 for the year ended December 31, 2009.  This increase was primarily a result of the management’s increased focus on originating loans to be sold in the secondary market.

Real estate commissions decreased $96,000, or 13.9%, to $594,000 for the year ended December 31, 2010, compared to $690,000 for the year ended December 31, 2009. This decrease was primarily the result of a decrease in commercial sales and leasing in 2010 compared to 2009.

Real estate management fees decreased $104,000, or 15.4%, to $573,000 for the year ended December 31, 2010, compared to $677,000 for the year ended December 31, 2009.  This decrease was primarily due to decreased fees charged in 2010.

Other non-interest income decreased $83,000, or 10.1%, to $735,000 for the year ended December 31, 2010, compared to $818,000 for the year ended December 31, 2009. This decrease was primarily due to lower credit report fees, letter of credit fees, savings charges, and NSF fees, partially offset by higher safe deposit box fees and ATM surcharges.

Total non-interest expense increased $2,416,000, or 9.4%, to $25,008,000 for 2010 compared to $22,862,000 for 2009.

Compensation and related expenses increased $206,000, or 2.2%, to $9,583,000 for the year ended December 31, 2010, compared to $9,377,000 for the year ended December 31, 2009.  This increase was primarily the result of the hiring of higher level management personnel in 2010 and the resulting higher compensation for these employees in 2010 compared to 2009.  As of December 31, 2010, Bancorp had 116 full-time equivalent employees compared to 118 at December 31, 2009.

Occupancy expense increased $101,000, or 7.4%, to $1,466,000 for the year ended December 31, 2010, compared to $1,365,000 for the year ended December 31, 2009.  This increase was primarily due to higher maintenance costs incurred at Bancorp’s headquarters.

Foreclosed real estate expenses, net increased $635,000, or 13.0%, to $5,518,000 for the year ended December 31, 2010, compared to $4,883,000 for the year ended December 31, 2009.  This increase was primarily due to an increase in loans foreclosed on, higher write downs taken on foreclosed property and expenses associated with the maintenance of foreclosed property in 2010 compared to 2009.

Legal fees increased $255,000, or 25.4%, to $1,258,000 for the year ended December 31, 2010, compared to $1,003,000 for the year ended December 31, 2009.  This increase was primarily due to an increase in fees associated with loan foreclosures and loan collections in 2010 compared to 2009.

The FDIC assessment increased $126,000, or 5.8%, to $2,282,000 for the year ended December 31, 2010, compared to $2,156,000 for the year ended December 31, 2009.  This increase was primarily the result of increased premiums charged by the FDIC in 2010 for the change in the maximum amount of FDIC deposit insurance from $100,000 per account to $250,000 per account, and to replenish the FDIC for an increased number of bank failures in 2009 and 2010.

Other non-interest expense increased $823,000, or 20.2%, to $4,901,000 for the year ended December 31, 2010, compared to $4,078,000 for the year ended December 31, 2009.  This increase was primarily the result of a an increase in advertising, accounting, credit reports, contributions, dues and subscriptions, office expense, property management fees, postage, on-line charges and telephone partially offset by bank service charges and savings account losses.

Income Taxes.  Income taxes increased $10,968,000, to an income tax expense of $1,040,000 compared to income tax benefit of $9,928,000 for the year ended December 31, 2009.  The effective tax rate for the years ended December 31, 2010 and 2009 was 47.3% and (39.5)%, respectively.

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

Liquidity and Capital Resources

In 2010, Bancorp’s sources of liquidity were loan repayments, maturing investments, deposits, borrowed funds, and the sale of loans.  Bancorp considers core deposits stable funding sources and includes all deposits, except time deposits of $100,000 or more.  At December 31, 2010, core deposits equaled 74% of total deposits.  The Bank’s experience has been that a substantial portion of certificates of deposit renew at time of maturity and remain on deposit with the Bank.  Additionally, loan payments, maturities, deposit growth and earnings contributed to Bancorp’s flow of funds.

In addition to its ability to generate deposits, Bancorp has external sources of funds, which may be drawn upon when desired.  The primary source of external liquidity is an available line of credit with the FHLB-Atlanta.  The Bank’s credit availability under the FHLB of Atlanta’s credit availability program was $194,360,000 at December 31, 2010, of which $115,000,000 was outstanding.  The Bank is able to borrow up to 20% of total assets.

The maturities of these long-term advances at December 31, 2010 were as follows (dollars in thousands):

Rate	Amount	Maturity
-%	$-	2011
-%	-	2012
-%	-	2013
2.940% to 4.210%	25,000	2014
3.710% to 4.340%	40,000	2015
2.580% to 4.050%	50,000	Thereafter
	$115,000

As of December 31, 2010, Bancorp had outstanding an aggregate of $24,119,000 principal amount of subordinated debt, consisting of the 2035 Debentures and the Subordinated Notes.  The 2035 Debentures total $20,619,000, pay interest quarterly at a floating rate of interest of 3-month LIBOR (0.28% December 31, 2009) plus 200 basis points, and mature on January 7, 2035.  The Subordinated Notes total $3,500,000 and pay interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  As of December 31, 2010, Bancorp had $5,827,000 outstanding in loan commitments, and unadvanced construction commitments of $26,662,000 which Bancorp expects to fund from the sources of liquidity described above.  These amounts do not include undisbursed lines of credit, home equity lines of credit and standby letters of credit, in the aggregate amount of $58,132,000 at December 31, 2010, which Bancorp anticipates it will be able to fund, if required, from these liquidity sources in the regular course of business.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity.  As of December 31, 2010, Bancorp had no material commitments for capital expenditures.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

We anticipate that our primary sources of liquidity in fiscal 2011 will be from loan repayments, maturing investments, deposits, borrowed funds, and the sale of loans. We believe that these sources of liquidity will be enough for Bancorp to meet its liquidity needs over the next twelve months.  Cash generated from these liquidity sources may be affected by a number of factors. See “Risk Factors” for a discussion of the factors that can negatively impact the amount of cash we could receive.

Contractual Obligations

The following table contains, for the periods indicated, information regarding the financial obligations owing by Bancorp under contractual obligations.

	Payments due by period (dollars in thousands)
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years

Long-term borrowings	$115,000	$-	$-	$65,000	$50,000

Subordinated debentures	24,119	-	-	-	24,119

Operating lease obligations	458	96	288	74	-

Certificates of Deposit	420,133	172,161	233,532	14,440	-

Total	$559,710	$172,257	$233,820	$79,514	$74,119

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

Exposure to interest rate risk is actively monitored by Bancorp’s management.  Its objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments.  Bancorp uses the OTS Net Portfolio Value (“NPV”) model to monitor its exposure to interest rate risk, which calculates changes in NPV.  The following table represents Bancorp’s NPV at December 31, 2010.  The NPV was calculated by the OTS, based upon information provided to the OTS.

INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)
		Net Portfolio Value		NPV as % of PV of Assets
Change In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
(dollars are in thousands)
+300bp	155,424	3,483	2%	15.74%	74bp
+200bp	157,207	5,266	3%	15.75%	75bp
+100bp	155,570	3,629	2%	15.46%	46bp
+50bp	154,454	2,513	2%	15.30%	30bp
0bp	151,941			15.00%
-50bp	151,074	(867)	(1%)	14.88%	(12bp)
-100bp	153,163	1,222	1%	15.03%	3bp

         The above table suggests that if interest rates rise 100 bps, Bancorp’s interest sensitive assets would increase in value by $3,629,000.

Item 8.  Financial Statements and Supplementary Data

Financial statements and supplementary data are included herein at pages F-1 through F-38, and incorporated herein by reference..

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Under the supervision and with the participation of Bancorp's management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2010. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the period covered by this report, Bancorp’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by  Bancorp in its reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Bancorp’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.  Based on that evaluation, there were no such changes during the quarter ended December 31, 2010.

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

Management assessed the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on its assessment, management concluded that as of December 31, 2010, Bancorp’s internal control over financial reporting is effective and meets the criteria of the Internal Control – Integrated Framework.

This annual report does not include an attestation report of Bancorp’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Bancorp’s registered public accounting firm pursuant to a provision of the Dodd-Frank Act which eliminates such requirement for “smaller reporting companies”, as defined in SEC regulations.

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

Based on the considerations set forth above, at its meeting on November 15, 2010, the Compensation Committee awarded Messrs. Hyatt and Bevivino a bonus totaling $15,000 and $10,000, respectively.  The Compensation Committee concluded that, while there were no bonuses awarded in 2009, a modest bonus should be awarded for 2010 because Bancorp performed better in 2010 than 2009.  In addition, the Compensation Committee determined that Messrs. Hyatt and Bevivino would receive a 5% increase in base salary for 2011.  Therefore, Messrs Hyatt’s and Bevivino’s 2011 base salary will be $354,900 and $197,400, respectively. The Compensation Committee had not given Messrs. Hyatt and Bevivino a base salary increase for 2009.  Effective January 1, 2011, Mr. Jones’ role with Bancorp changed from Chief Operating Officer to Chief Relationship Officer.  As Chief Relationship Officer, Mr. Jones’ 2011 base salary will be $170,000.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Reference is made to the section captioned “Discussion of Proposals Recommended by the Board - Proposal 1:  Election of Directors” in Bancorp's Proxy Statement relating to the 2011 Annual Stockholders Meeting (“Proxy Statement”), and the information contained in item 4.1 of this Form 10-K,  for the information required by this Item, which is hereby incorporated by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the section captioned “Stock Ownership,” and “Executive and Director Compensation” in Bancorp's Proxy Statement for the information required by this Item, which is hereby incorporated by reference.  The following table provides certain information as of December 31, 2010 with respect to Bancorp’s equity based compensation plans.

	Number of		Number of
	securities to be		securities
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding	outstanding	under equity
	options, warrants	options, warrants	compensation
Plan Category	and rights	and rights	plans
Equity compensation
plan approved by
security holders	190,750	$9.79	430,250
Equity compensation
plans not approved by
security holders	-	-	-
Total	190,750	$9.79	430,250

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)                The following consolidated financial statements of Bancorp and its wholly owned subsidiaries are filed as part of this report:

1.         Financial Statements
•          Report of ParenteBeard LLC, independent registered public accounting firm.
•	Consolidated statements of financial condition at December 31, 2010 and December 31, 2009
•	Consolidated statements of operations for the years ended December 31, 2010, 2009, and 2008
•	Consolidated statements of cash flows for the years ended December 31, 2010, 2009, and 2008
•	Consolidated statements of stockholders’ equity for the years ended December 31, 2010, 2009 and 2008
•          Notes to consolidated financial statements

2.         Financial Statement Schedules
All financial statement schedules have been omitted, as required information is either inapplicable or included in the consolidated financial statements or related notes.

3.         Exhibits
The following exhibits are filed as part of this report:

Exhibit No.                  Description of Exhibit

3.1	Articles of Incorporation of Severn Bancorp, Inc., as amended (1)
3.2	Bylaws of Severn Bancorp, Inc., as amended (2)
4.1	Warrant for Purchase of Shares of Common Stock (3)
10.1+	Description of Compensation of Directors and Officers
10.2+	Stock Option Plan (4)
10.3+	Employee Stock Ownership Plan (5)
10.4+	Form of Common Stock Option Agreement (6)
10.5+	2008 Equity Incentive Plan (7)
10.6	Form of Subscription Agreement (8)
10.7	Form of Subordinated Note (8)
10.8	Purchase Agreement, dated November 21, 2008, between Bancorp and the United States Department of the Treasury (3)
10.9	Supervisory Agreement dated November 23, 2009 between Severn Savings Bank, FSB and the OTS (9)
10.10	Supervisory Agreement dated November 23, 2009 between Severn Bancorp, Inc. and the OTS (9)
10.11+	Form of Director Option Award (10)
10.12+	Form of Employee Option Award (10)
14	Code of Ethics (11)
21.1	Subsidiaries of Severn Bancorp, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	31 C.F.R. § 30.15 Certification of Principal Executive Officer
99.2	31 C.F.R. § 30.15 Certification of Principal Financial Officer

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

(5) Incorporated by reference from Bancorp's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 7, 2002.

(6) Incorporated by reference from Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006.

(7) Incorporated by reference from Bancorp’s 2008 Proxy Statement filed with Securities and Exchange Commission on March 12, 2008.

(8)  Incorporated by reference from Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(9) Incorporated by reference from Bancorp's Annual Report on Form 10-K for fiscal year ended December 31, 2009 and filed with the Securities and Exchange Commission on March 15, 2010.

(10) Incorporated by reference from Bancorp's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and filed with the Securities and Exchange Commission on August 13, 2010.

(11) Incorporated by reference from Bancorp's Annual Report on Form 10-K for fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 25, 2004.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVERN BANCORP, INC.

March 15, 2011                                                           /s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2011                                                           /s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board,
President, Chief Executive Officer
and Director

March 15, 2011                                                           /s/ Thomas G. Bevivino
Thomas G. Bevivino, Executive Vice
President, Chief Financial Officer,
Secretary and Treasurer

March 15, 2011                                                           /s/ Melvin E. Meekins, Jr.
Melvin E. Meekins, Jr.,
Vice Chairman of the Board

March 15, 2011                                                           /s/ Eric M. Keitz
Eric M. Keitz, Director

March 15, 2011                                                           /s/ John A. Lamon III
John A. Lamon III, Director

March 15, 2011                                                           /s/ Ronald P. Pennington
Ronald P. Pennington, Director

March 15, 2011                                                            /s/ T. Theodore Schultz
T. Theodore Schultz, Director

March 15, 2011                                                           /s/ Albert W. Shields
Albert W. Shields, Director

March 15, 2011                                                           /s/ Konrad  M. Wayson
Konrad M. Wayson, Director