Form 10-Q
period 2011-03-31
SEVERN BANCORP INC
filed 2011-05-12
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on May 12, 2011: 10,066,679 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

 i

PART I– FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2011	2010
		(Audited)
ASSETS
Cash and due from banks	$40,390	$33,339
Interest bearing deposits in other banks	40,222	20,149
Federal funds sold	25,433	17,467
Cash and cash equivalents	106,045	70,955
Investment securities held to maturity	31,248	27,311
Loans held for sale	342	3,426
Loans receivable, net of allowance for loan losses of
$29,252 and $29,871, respectively	751,160	778,937
Premises and equipment, net	28,044	28,327
Foreclosed real estate	18,898	20,955
Federal Home Loan Bank stock at cost	7,692	7,692
Accrued interest receivable and other assets	24,307	24,940

Total assets	$967,736	$962,543

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$718,298	$714,776
Long-term borrowings	115,000	115,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	4,106	2,548

Total liabilities	861,523	856,443

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized;
Preferred stock series “A”, 437,500 shares issued and outstanding	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized;
10,066,679 shares issued and outstanding	101	101
Additional paid-in capital	74,448	74,352
Retained earnings	31,660	31,643

Total stockholders' equity	106,213	106,100

Total liabilities and stockholders' equity	$967,736	$962,543

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2011	2010

Interest Income
Loans, including fees	$11,529	$12,542
Securities, taxable	122	40
Other	47	14
Total interest income	11,698	12,596

Interest Expense
Deposits	2,838	3,582
Long-term borrowings and subordinated debentures	1,288	1,398
Total interest expense	4,126	4,980

Net interest income	7,572	7,616
Provision for loan losses	634	2,544
Net interest income after provision for loan losses	6,938	5,072

Non-Interest Income
Real estate commissions	111	137
Real estate management fees	142	151
Mortgage banking activities	155	99
Other	154	176
Total non-interest income	562	563

Non-Interest Expenses
Compensation and related expenses	2,614	2,452
Occupancy	255	434
Foreclosed real estate expenses, net	1,945	1,622
Legal fees	184	268
FDIC assessments and regulatory expense	560	561
Other	1,151	1,127
Total non-interest expenses	6,709	6,464

Income (loss) before income tax provision (benefit)	791	(829)
Income tax provision (benefit)	344	(301)
Net income (loss)	$447	$(528)
Amortization of discount on preferred stock	(68)	(68)
Dividends on preferred stock	(362)	(362)
Net income (loss) available to common stockholders	$17	$(958)
Basic earnings (loss) per share	$.00	$(.10)
Diluted earnings (loss) per share	$.00	$(.10)
Common stock dividends declared per share	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2011	2010

Cash Flows from Operating Activities

Net income (loss)	$447	$(528)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Amortization of deferred loan fees	(450)	(421)
Net amortization of premiums and
Discounts	37	2
Provision for loan losses	634	2,544
Provision for depreciation	314	302
Gain on sale of loans	(155)	(99)
Loss on sale of foreclosed real estate	521	194
Provision for foreclosed real estate losses	1,059	934
Proceeds from loans sold to others	8,813	8,810
Loans originated for sale	(5,574)	(6,090)
Stock-based compensation expense	28	33
Decrease in net deferred tax asset	227	230
Decrease in accrued interest receivable
and other assets	406	2,072
Increase in accrued interest payable and other Liabilities	1,558	1,813

Net cash provided by operating activities	7,865	9,796

Cash Flows from Investing Activities

Purchase of investment securities held to maturity	(6,123)	(3,053)
Proceeds from maturing investment securities	2,000	-
Principal collected on mortgage-backed securities	149	7
Net (increase) decrease in loans	23,685	(2,884)
Proceeds from sale of foreclosed real estate	4,582	4,127
Investment in foreclosed real estate	(197)	(240)
Investment in premises and equipment	(31)	-

Net cash provided by (used in) investing activities	24,065	(2,043)

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For the Three Months Ended March 31,
	2011	2010

Cash Flows from Financing Activities

Net increase in deposits	3,522	2,047
Series “A” preferred stock dividend paid	(70)	(70)
Series “B” preferred stock dividend paid	(292)	(292)

Net cash provided by financing activities	3,160	1,685

Increase in cash and cash equivalents	35,090	9,438
Cash and cash equivalents at beginning of year	70,955	51,401

Cash and cash equivalents at end of period	$106,045	$60,839

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest	$4,142	$4,993

Income taxes	$-	$-

Transfer of loans to foreclosed real estate	$3,908	$7,026

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Severn Bancorp, Inc. (“Bancorp”), and its subsidiaries, SBI Mortgage Company and  SBI Mortgage Company’s subsidiary, Crownsville Development Corporation, and its subsidiary, Crownsville Holdings I, LLC, and Severn Savings Bank, FSB (the “Bank”), and the Bank’s subsidiaries, Louis Hyatt, Inc., Homeowners Title and Escrow Corporation, Severn Financial Services Corporation, SSB Realty Holdings, LLC, SSB Realty Holdings II, LLC, and HS West, LLC.  All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Note 2 - Basis of Presentation

Bancorp follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”.  The FASB sets generally accepted accounting principles in the United States (“GAAP”) that Bancorp follows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011 or any other interim period.  The unaudited consolidated financial statements for the three months ended March 31, 2011 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

Note 3 - Cash Flow Presentation

In the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Home Loan Bank of Atlanta (“FHLB Atlanta”) overnight deposits, and federal funds sold. Generally, federal funds are sold for one-day periods.

Note 4 – Reclassifications

Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  Such reclassifications had no impact on net income (loss).

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 5 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for each period.  Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by Bancorp relate to outstanding stock options, warrants, and convertible preferred stock, and are determined using the treasury stock method.

Not included in the diluted earnings per share calculation for the three month period ended March 31, 2011, because they were anti-dilutive, were 20,000 shares of common stock issuable upon exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.  For the three month period ended March 31, 2010, 210,715 shares of common stock issuable upon the exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock were not included in the diluted earnings per share calculation because they were anti-dilutive.

	Three Months Ended
	March 31,
	2011	2010
Common shares – weighted average (basic)	10,066,679	10,066,679
Common share equivalents – weighted average	3,245	-
Common shares – diluted	10,069,924	10,066,679

Note 6 - Guarantees

Bancorp does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  See Note 10.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 7 - Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Bancorp’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The following table presents the Bank’s capital position:

	Actual	Actual	To Be Well Capitalized Under
	at March 31, 2011	at December 31, 2010	Prompt Corrective Provisions
Tangible (1)	12.1%	12.3%	N/A
Tier I Capital (2)	15.9%	15.6%	6.0%
Core (1)	12.1%	12.3%	5.0%
Total Capital (2)	17.1%	16.8%	10.0%

(1) To adjusted total assets.
            (2) To risk-weighted assets.

Note 8 - Stock-Based Compensation

Bancorp has a stock-based compensation plan for directors, officers, and other key employees of Bancorp.  The aggregate number of shares of common stock that may be issued with respect to the awards granted under the plan is 500,000 plus any shares forfeited under Bancorp’s old stock-based compensation plan.  Under the terms of the stock-based compensation plan, Bancorp has the ability to grant various stock compensation incentives, including stock options, stock appreciation rights, and restricted stock.  The stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors.  Under the stock-based compensation plan, stock options generally have a maximum term of ten years, and are granted with an exercise price at least equal to the fair market value of the common stock on the date the options are granted.  Generally, options granted to directors of Bancorp vest immediately, and options granted to officers and employees vest over a five-year period, although the Compensation Committee has the authority to provide for different vesting schedules.

Bancorp follows FASB ASC 718, “Compensation – Stock Compensation”, to account for stock-based compensation.  FASB ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statement of operations at fair value.  FASB ASC 718 requires an entity to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award.  The expense is recognized over the period during which an employee is required to provide service in exchange for the award.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 8 - Stock-Based Compensation - continued

On March 16, 2010, Bancorp granted 100,000 options to certain officers and employees to purchase shares of Bancorp’s stock at a price ranging from $4.13 to $4.54 per share.  The options vest over a five year period from the date of grant.

The grant-date fair value of options granted was $2.12.  The fair value of the options awarded under the option plan is estimated on the date of grant using the Black-Scholes valuation model, which is dependent upon certain assumptions as presented below:

Expected life (in years)	5.00
Risk-free interest rate	2.37%
Expected volatility	58.78%
Expected dividend yield	0.00%

The expected life of the options was estimated using the average vesting period of the options granted and represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the grant date.  Volatility of Bancorp’s stock price was based on historical volatility.  Dividend yield was based on management’s projection of future dividends.

There were no options granted during the three months ended March 31, 2011.

Stock-based compensation expense for the three months ended March 31, 2011 and 2010 totaled $28,000 and $33,000, respectively. There were no options granted or exercised during the three months ended March 31, 2011 and 100,000 options granted and no options exercised during the three months ended March 31, 2010.

Information regarding Bancorp’s stock-based compensation plan as of and for the three months ended March 31, 2011 is as follows:

	2011
		Weighted Average
	Shares	Price
Options outstanding, December 31, 2010	190,750	$9.79
Options granted	-	-
Options exercised	-	-
Options forfeited	(90,750)	$15.93
Options outstanding, March 31, 2011	100,000	$4.21
Options exercisable, March 31, 2011	20,834	$4.21

The aggregate intrinsic value of the options outstanding as of March 31, 2011 and December 31, 2010 was $25,600 and $0, respectively.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 8 - Stock-Based Compensation - continued

The following table summarizes the stock options outstanding and exercisable as of March 31, 2011.

Options Outstanding and Exercisable
		Weighted Average Remaining	Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price

$4.13	16,667	3.96	$4.13
$4.54	4,167	3.96	$4.54
$4.13-$4.54	20,834	3.96	$4.21

As of March 31, 2011, there was $168,000 of total unrecognized stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a period of forty-eight months.

Note 9 - Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
March 31, 2011:
US Treasury securities	$25,209	$207	$(49)	$25,367
US Agency securities	5,217	5	(31)	5,191
US government sponsored
mortgage-backed securities	822	47	-	869
Total	$31,248	$259	$(80)	$31,427

December 31, 2010:

US Treasury securities	$21,104	$223	$(2)	$21,325
US Agency securities	5,233	-	(37)	5,196
US Government sponsored
Mortgage-backed securities	974	61	-	1,035
Total	$27,311	$284	$(39)	$27,556

The estimated fair value of debt securities at March 31, 2011, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 9 - Investment Securities - continued

	Held to Maturity
	(dollars in thousands)
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$7,006	$7,023
Due from one year to five years	18,338	18,499
Due from five years to ten years	5,082	5,036
US government sponsored mortgage-backed securities	822	869
	$31,248	$31,427

On March 31, 2011 and December 31, 2010, there were $8,607,000 and $8,760,000, respectively, in US Treasury securities and mortgage-backed securities pledged as collateral.

The following tables show fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2011 and December 31, 2010. Included in the table are six treasury securities and two agency securities in 2011 and one treasury security and five agency securities in 2010. Management believes that the unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds and are not necessarily related to the credit quality of the issuers of the securities. In addition, Bancorp does not intend to sell, nor does it believe it will be more likely than not that it will be required to sell, any impaired securities prior to a recovery of amortized cost.  These unrealized losses are considered temporary as they reflect fair values on March 31, 2011 and December 31, 2010 and are subject to change daily as interest rates fluctuate.

	Less than 12 months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2011:	(dollars in thousands)

US Treasury securities	$6,065	($49)	$-	$(-)	$6,065	($49)
US Agency securities	2,161	(31)	-	(-)	2,161	(31)
Total	$8,226	($80)	$-	$(-)	$8,226	($80)

December 31, 2010:

US Treasury securities	$1,033	$(2)	$-	$(-)	$1,033	$(2)
US Agency securities	5,196	(37)	-	(-)	5,196	(37)
Total	$6,229	$(39)	$-	$(-)	$6,229	$(39)

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable

Loans receivable consist of the following:	March 31	December 31
	2011	2010
	(dollars in thousands)

Residential mortgage, total	$314,832	$326,255
Individually evaluated for impairment	56,964	59,189
Collectively evaluated for impairment	257,868	267,066
Construction, land acquisition and
development, total	138,863	144,098
Individually evaluated for impairment	23,758	21,937
Collectively evaluated for impairment	115,105	122,161
Land, total	61,507	63,155
Individually evaluated for impairment	10,769	10,196
Collectively evaluated for impairment	50,738	52,959
Lines of credit, total	34,205	36,642
Individually evaluated for impairment	3,484	4,564
Collectively evaluated for impairment	30,721	32,078
Commercial real estate, total	203,253	212,477
Individually evaluated for impairment	23,554	23,683
Collectively evaluated for impairment	179,699	188,794
Commercial non-real estate, total	8,279	8,434
Individually evaluated for impairment	305	305
Collectively evaluated for impairment	7,974	8,129
Home equity, total	43,406	43,501
Individually evaluated for impairment	1,673	975
Collectively evaluated for impairment	41,733	42,526
Consumer, total	1,535	1,302
Individually evaluated for impairment	63	61
Collectively evaluated for impairment	1,472	1,241
Total Loans	805,880	835,864
Individually evaluated for impairment	120,570	120,910
Collectively evaluated for impairment	685,310	714,954
Less
Loans in process	(22,618)	(23,851)
Allowance for loan losses	(29,252)	(29,871)
Deferred loan origination fees and costs, net	(2,850)	(3,205)
	$751,160	$778,937

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 – Loans Receivable - Continued

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

Note 10 – Loans Receivable - Continued

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

  Note 10 - Loans Receivable - Continued

    The following is a summary of the allowance for loan losses at March 31, 2011 and December 31, 2010 and for the period ended March 31, 2011 and the year ended December 31, 2010 (dollars in thousands):

March 2011	Total	Residential Mortgage	Acquisition and Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Beginning Balance	$29,871	$16,339	$3,997	$4,225	$458	$3,949	$131	$762	$10
Provision	634	(906)	1,845	(1,101)	(138)	610	48	275	1
Charge-offs	(1,253)	(668)	(406)	(166)	(-)	(-)	(-)	(13)	(-)
Recoveries	-	-	-	-	-	-	-	-	-
Ending Balance	$29,252	$14,765	$5,436	$2,958	$320	$4,559	$179	$1,024	$11
Ending balance related to:
Loans individually evaluated for impairment	$14,290	$7,803	$2,427	$1,803	$149	$1,488	$-	$616	$4
Loans collectively evaluated for impairment	$14,962	$6,962	$3,009	$1,155	$171	$3,071	$179	$408	$7

December 2010

Beginning Balance	$34,693	$19,621	$1,492	$5,539	$20	$5,506	$82	$2,425	$8
Provision	5,744	3,443	2,505	1,782	438	(1,034)	49	(1,446)	7
Charge-offs	(10,666)	(6,825)	(-)	(3,096)	(-)	(523)	(-)	(217)	(5)
Recoveries	100	100	-	-	-	-	-	-	-
Ending Balance	$29,871	$16,339	$3,997	$4,225	$458	$3,949	$131	$762	$10
Ending balance related to:
Loans individually evaluated for impairment	$14,540	$8,149	$2,645	$2,282	$264	$766	$-	$434	$-
Loans collectively evaluated for impairment	$15,331	$8,190	$1,352	$1,943	$194	$3,183	$131	$328	$10

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The allowance for loan losses is based on management’s judgment and evaluation of the loan portfolio.  Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors.  While management believes the allowance was adequate as of March 31, 2011, changing economic and market conditions may require future adjustments to the allowance for loan losses.

The following table presents Bancorp’s non-performing assets as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011	Number of loans	December 31, 2010	Number of loans
Loans accounted for on a non-accrual basis:
Residential mortgage	$18,342	47	$18,778	46
Home equity	118	2	118	2
Lines of credit	2,259	4	4,265	8
Commercial real estate	4,140	9	1,927	6
Acquisition and development	15,216	15	15,160	17
Land	4,881	18	5,890	21
Commercial non-real estate	-	-	-	-
Consumer	28	2	26	2
Total non-accrual loans	$44,984	97	$46,164	102
Accruing loans greater than 90 days past due	$-		$-
Foreclosed real-estate	$18,898		$20,955
Total non-performing assets	$63,882		$67,119
Total troubled debt restructurings	$58,243	106	$58,729	108
Total non-accrual loans to net loans	6.0%		5.9%
Allowance for loan losses	$29,252		$29,871
Allowance to total loans	3.7%		3.7%
Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	65.0%		64.7%
Total non-accrual and accruing loans greater than
90 days past due to total assets	4.6%		4.8%
Total non-performing assets to total assets	6.6%		7.0%

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize impaired loans at March 31, 2011 and December 31, 2010 and the period ended March 31 2011 and the year ended December 31, 2010 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
March 31, 2011
Residential mortgage	$35,306	$7,803	$21,658	$56,964	$56,964
Home equity	1,392	616	281	1,673	1,673
Lines of credit	717	149	2,767	3,484	3,484
Commercial real estate	5,724	1,488	17,830	23,554	23,554
Acquisition and development	14,467	2,427	9,291	23,758	23,758
Land	5,397	1,803	5,372	10,769	10,769
Commercial non-real estate	-	-	305	305	305
Consumer	4	4	59	63	63
Total impaired loans	$63,007	$14,290	$57,563	$120,570	$120,570

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 30, 2010
Residential mortgage	$38,251	$8,149	$20,938	$59,189	$59,189
Home equity	568	434	407	975	975
Lines of credit	836	264	3,728	4,564	4,564
Commercial real estate	3,975	766	19,708	23,683	23,683
Acquisition and development	17,273	2,645	4,664	21,937	21,937
Land	6,567	2,282	3,629	10,196	10,196
Commercial non-real estate	-	-	305	305	305
Consumer	-	-	61	61	61
Total impaired loans	$67,470	$14,540	$53,440	$120,910	$120,910

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize impaired loans at March 31, 2011 and December 31, 2010 and the period ended March 31 2011 and the year ended December 31, 2010 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
March 31, 2011
Residential mortgage	$35,528	$303	$21,608	$259	$57,136	$562
Home equity	1,392	14	281	2	1,673	16
Lines of credit	716	5	2,767	22	3,483	27
Commercial real estate	5,732	71	17,880	265	23,612	336
Acquisition and development	14,622	228	9,358	113	23,980	341
Land	5,404	61	5,373	47	10,777	108
Commercial non-real estate	-	305	7	305	7
Consumer	4	-	59	-	63	-
Total impaired loans	$63,398	$682	$57,631	$715	$121,029	$1,397

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

December 31, 2010
Residential mortgage	$39,382	$1,508	$21,611	$1,057	$60,993	$2,565
Home equity	568	21	407	17	975	38
Lines of credit	985	167	3,294	115	4,279	282
Commercial real estate	4,034	248	19,838	1,420	23,872	1,668
Acquisition and development	19,327	1,212	5,307	303	24,634	1,515
Land	6,572	288	3,772	492	10,344	780
Commercial non-real estate	-	-	900	45	900	45
Consumer	-	-	61	-	61	-
Total impaired loans	$70,868	$3,444	$55,190	$3,449	$126,058	$6,893

Changes in impaired loans during the three months ended March 31, 2011 is as follows (dollars in thousands):

Impaired loans at December 31, 2010	$120,910
Added to impaired loans	8,206
Gross loans transferred to foreclosed real estate	(4,700)
Paid off prior to foreclosure	(3,846)
Impaired loans at March 31, 2011	$120,570

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Included in the above impaired loans amount at March 31, 2011 is $75,586,000 of loans that are not in non-accrual status. In addition, there was a total of $56,964,000 of residential real estate loans included in impaired loans at March 31, 2011, of which $44,972,000 were to consumers and $11,992,000 to builders. The collateral supporting impaired loans is individually reviewed by management to determine its estimated fair market value, less estimated disposal cost and a specific allowance is established, if necessary, for the difference between the carrying amount of any loan and the estimated fair value of the collateral less estimated disposal cost.

Of the impaired loans, $63,007,000 and $67,470,000 had a specific valuation allowance of $14,290,000 and $14,540,000 at March 31, 2011 and December 31, 2010, respectively. Impaired loans averaged $121,029,000 and $126,058,000 for the period ended March 31, 2011 and the year ended December 31, 2010, respectively.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2011
Residential mortgage	$274,057	$8,391	$32,384	$-	$314,832
Home equity	40,294	1,439	1,673	-	43,406
Lines of credit	27,694	2,973	3,538	-	34,205
Commercial real estate	186,544	3,419	13,290	-	203,253
Acquisition and development	98,242	13,829	26,792	-	138,863
Land	45,870	6,187	9,450	-	61,507
Commercial non-real estate	8,241	38	-	-	8,279
Consumer	1,472	-	63	-	1,535
Total loans	$682,414	$36,276	$87,190	$-	$805,880

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2010
Residential mortgage	$281,027	$9,999	$35,229	$-	$326,255
Home equity	41,030	1,497	974	-	43,501
Lines of credit	28,979	2,796	4,867	-	36,642
Commercial real estate	197,031	3,667	11,779	-	212,477
Acquisition and development	105,052	13,481	25,565	-	144,098
Land	48,384	5,708	9,063	-	63,155
Commercial non-real estate	8,091	38	305	-	8,434
Consumer	1,243	-	59	-	1,302
Total loans	$710,837	$37,186	$87,841	$-	$835,864

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2011 and December 30, 2010 (dollars in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
March 31, 2011
Residential mortgage	$288,965	$5,988	$1,537	$-	$7,525	$18,342	$314,832
Home equity	42,614	674	-	-	674	118	43,406
Lines of credit	31,946	-	-	-	-	2,259	34,205
Commercial real estate	194,307	1,571	3,235	-	4,806	4,140	203,253
Acquisition and development	121,305	1,870	472	-	2,342	15,216	138,863
Land	54,200	1,760	666	-	2,426	4,881	61,507
Commercial non-real estate	8,279	-	-	-	-	-	8,279
Consumer	1,507	-	-	-	-	28	1,535
Total loans	$743,123	$11,863	$5,910	$-	$17,773	$44,984	$805,880

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
December 31, 2010
Residential mortgage	$297,793	$5,028	$4,656	$-	$9,684	$18,778	$326,255
Home equity	43,138	115	130	-	245	118	43,501
Lines of credit	29,465	854	2,058	-	2,912	4,265	36,642
Commercial real estate	206,434	3,058	1,058	-	4,116	1,927	212,477
Acquisition and development	122,858	1,950	4,130	-	6,080	15,160	144,098
Land	52,492	3,865	908	-	4,773	5,890	63,155
Commercial non-real estate	8,434	-	-	-	-	-	8,434
Consumer	1,272	4	-	-	4	26	1,302
Total loans	$761,886	$14,874	$12,940	$-	$27,814	$46,164	$835,864

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize troubled debt restructurings at March 31, 2011 (dollars in thousands):

Modifications
As of March 31, 2011

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential mortgage	71	$30,862	$30,791
Home equity	-	-	-
Lines of credit	-	-	-
Commercial real estate	15	13,537	13,344
Acquisition and development	8	10,011	9,782
Land	12	4,503	4,326
Commercial non-real estate	-	-	-
Consumer	-	-	-
Total loans	106	$58,913	$58,243

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted
Residential mortgage	5	$1,560
Home equity	1	100
Lines of credit	-	-
Commercial real estate	-	-
Acquisition and development	2	2,310
Land	-	-
Commercial non-real estate	-	-
Consumer	-	-
Total loans	8	$3,970

Mortgage loans serviced for others not included in the accompanying consolidated statements of financial condition totaled $83,380,000 and $82,082,000 at March 31, 2011 and December 31, 2010, respectively.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statement of financial condition. The contract amounts of these instruments express the extent of involvement the Bank has in each class of financial instruments.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The Bank's exposure to credit loss from non-performance by the other party to the above mentioned financial instruments is represented by the contractual amount of those instruments.

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Unless otherwise noted, the Bank requires collateral or other security to support financial instruments with off-balance-sheet credit risk.

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	March 31, 2011	December 31, 2010
Standby letters of credit	$17,481	$17,959
Home equity lines of credit	14,113	14,340
Unadvanced construction commitments	22,618	26,662
Mortgage loan commitments	568	5,827
Lines of credit	29,727	25,833
Loans sold with limited repurchase
provisions	31,355	37,943

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2011 and December 31, 2010 for guarantees under standby letters of credit issued is not material.

Home equity lines of credit are loan commitments to individuals as long as there is no violation of any condition established in the contract. Commitments under home equity lines expire ten years after the date the loan closes and are secured by real estate. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

Unadvanced construction commitments are loan commitments made to borrowers for both residential and commercial projects that are either in process or are expected to begin construction shortly.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Mortgage loan commitments not reflected in the accompanying statements of financial condition at March 31, 2011 include $320,000 at a fixed rate of 5.50% and $248,000 at floating rates and at December 31, 2010 include $5,669,000 at a fixed range of 3.625% to 6.25% and $158,000 at floating rates.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. The loans sold under these agreements for the period ended March 31, 2011 and year ended December 31, 2010 were $6,944,000 and $59,113,000, respectively. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within the terms specified by the agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount was recognized in the consolidated statement of financial condition at March 31, 2011 and December 31, 2010 as a liability for credit loss related to these loans.  The Bank has never had to repurchase a loan under these agreements.

Note 11 - Fair Values of Financial Instruments

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

The following table summarizes the valuation of assets re-measured at fair value on a nonrecurring basis, by the above FASB ASC 820 pricing methodology as of March 31, 2011 and December 31, 2010 (dollars in thousands):

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments - Continued

	Fair Value Measurement at March 31, 2011 Using
	Total	Level 1	Level 2	Level 3

Impaired loans	$48,717	-	-	$48,717
Foreclosed real estate	18,898	-	-	18,898

	Fair Value Measurement at December 31, 2010 Using
	Total	Level 1	Level 2	Level 3

Impaired loans	$52,930	-	-	$52,930
Foreclosed real estate	20,955	-	-	20,955

There were no liabilities that were required to be re-measured on a nonrecurring basis at March 31, 2011 or December 31, 2010.

The following information should not be interpreted as an estimate of the fair value of the entire Bancorp since a fair value calculation is only provided for a limited portion of Bancorp’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Bancorp’s assets and liabilities at March 31, 2011 and December 31, 2010.

Cash and cash equivalents:
The carrying amount reported in the consolidated statement of financial condition for cash and cash equivalents approximate those assets’ fair values.

Investment Securities:
Bancorp utilizes a third party source to determine the fair value of its fixed income securities.  The methodology consists of pricing models based on asset class and includes available trade, bid, other market information, broker quotes, proprietary models, various databases and trading desk quotes.

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at March 31, 2011 and December 31, 2010.

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

Note 11 - Fair Values of Financial Instruments - Continued

These rates were used for each aggregated category of loans as reported on the Office of Thrift Supervision Quarterly Report.

Impaired loans are those that are accounted for under FASB ASC 310-10-35, in which Bancorp has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $63,007,000 and $67,470,000 at March 31, 2011 and December 31, 2010, respectively, less their valuation allowances of $14,290,000 and $14,540,000 at March 31, 2011 and December 31, 2010, respectively, as determined under FASB ASC 310-10-35.

Foreclosed Real Estate:
Real estate acquired through or in the process of foreclosure is recorded and included in the above disclosure at fair value less estimated disposal costs. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using current estimates of fair value. In the event of a subsequent decline, management provides an allowance to reduce real estate acquired through foreclosure to fair value less estimated disposal cost. The fair value consisted of the foreclosed real estate balances of $18,898,000 and $20,955,000 at March 31, 2011 and December 31, 2010, respectively, less their write downs of $3,083,000 and $2,839,000 at March 31, 2011 and December 31, 2010, respectively, as determined under FASB ASC 310-10-35. Expenses incurred on foreclosed real estate prior to disposition are charged to expense. Gains or losses on the sale of foreclosed real estate are recognized upon disposition of the property.

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

Subordinated debentures:
Current economic conditions have rendered the market for this liability inactive.  As such, Bancorp is unable to determine a good estimate of fair value.  Since the rate paid on the debentures held is lower than what would be required to secure an interest in the same debt at year end and we are unable to obtain a current fair value, Bancorp has disclosed that the carrying value approximates the fair value.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments - Continued

Off-balance sheet financial instruments:
Fair values for Bancorp’s off-balance sheet financial instruments (lending commitments and letters of credit) are not significant and are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The following table summarizes the roll forward of level 3 assets for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2010	$52,930	$20,955
Transfer to foreclosed real estate	(3,266)	3,908
Additions	8,718	197
Additional allowances	249	(1,059)
Paid off/sold	(9,914)	(5,103)
Balance at March 31, 2011	$48,717	$18,898

	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2009	$50,403	$21,574
Transfer to foreclosed real estate	(6,660)	7,026
Additions	19,903	240
Additional allowances	(577)	(934)
Paid off/sold	(10,889)	(4,321)
Balance at March 31, 2010	$52,180	$23,585

The $249,000 in reduced allowances recorded against impaired loans was included in the provision for loan losses on the statement of operations for the three months ended March 31, 2011.  The $1,059,000 of additional reserves recorded against foreclosed real estate was included in non-interest expenses on the statement of operations for the three months ended March 31, 2011.  Included in the $3,908,000 of loans transferred to foreclosed real estate were three loans totaling $1,305,000 that were not considered impaired per FASB ASC 310-10-35.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments – Continued

The estimated fair values of Bancorp's financial instruments as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)

Financial Assets
Cash and cash equivalents	$106,045	$106,045	$70,955	$70,955
Investment securities	31,248	31,427	27,311	27,556
FHLB stock	7,692	7,692	7,692	7,692
Loans held for sale	342	342	3,426	3,426
Loans receivable, net	751,160	782,036	778,937	819,864
Accrued interest receivable	3,713	3,713	3,918	3,918

Financial Liabilities
Deposits	$718,298	$722,292	$714,776	$719,142
FHLB advances	115,000	106,811	115,000	105,546
Subordinated debentures	24,119	24,119	24,119	24,119
Accrued interest payable	678	678	694	694

Off Balance Sheet Commitments	$-	$-	$-	$-

Note 12 - Recent Accounting Pronouncements

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

In January 2011, the FASB issued ASU 2011-1, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No.2010-20 (ASU 2011-1). The FASB determined that certain provisions relating to troubled debt restructurings (TDRs) should be deferred until additional guidance and clarification on the definition of TDRs is issued.

In April 2011, the FASB issued ASU No. 2011-2, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt restructuring (ASU 2011-2).  ASU 2011-2 amends ASC Topic 310 – Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  ASU 2011-2 also makes disclosure requirements deferred under ASU 2011-1 effective for interim and annual periods beginning on or after June 15, 2011.  Bancorp has evaluated the effect of ASU 2011-2 and believes adoption will not have a material effect on the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Bancorp is a savings and loan holding company chartered as a corporation in the state of Maryland, and is headquartered in Annapolis, Maryland.  It conducts business primarily through three subsidiaries:  the Bank, a federal savings bank, which is Bancorp’s principal subsidiary; Louis Hyatt, Inc., a subsidiary of the Bank,  doing business as Hyatt Commercial, a commercial real estate brokerage and property management company; and SBI Mortgage Company, which holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation, doing business as Annapolis Equity Group, which acquires real estate for syndication and investment purposes.  The Bank has four branches in Anne Arundel County, Maryland, which offer a full range of deposit products. The Bank originates loans in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Virginia.  Bancorp’s common stock trades under the symbol “SVBI” on the Nasdaq Capital Market.

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

Forward Looking Statements

In addition to the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements contained herein include, but are not limited to, those with respect to the Bank’s strategy; management’s determination of the amount of the loan loss allowance; the effect of changes in interest rates;  changes in deposit insurance premiums; ability to meet obligations; and legal proceedings.  The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” and similar expressions are typically used to identify forward-looking statements.  Bancorp’s operations and actual results could differ significantly from those discussed in the forward-looking statements.  Some of the factors that could cause or contribute to such differences include, but are not limited to: changes in general economic conditions and political conditions and by governmental monetary and fiscal policies; changes in the economic conditions of the geographic areas in which Bancorp conducts business; changes in interest rates; a downturn on the real estate markets in which Bancorp conducts business; the high degree of risk exhibited by Bancorp’s loan portfolio; environmental liabilities with respect to properties Bancorp has title; changes in federal and state regulation; the effects of the supervisory agreements entered into by each of Bancorp and the Bank with the Office of Thrift Supervision; Bancorp’s ability to estimate loan losses; competition; breaches in security or interruptions in Bancorp’s information systems; Bancorp’s ability to timely develop and implement technology; Bancorp’s ability to retain its management team; perception of Bancorp in the market place; Bancorp’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; and terrorist attacks and threat of actual war; and other factors detailed from time to time in Bancorp’s filings with the Securities and Exchange Commission (the “SEC”), including “Item 1A. Risk Factors” contained in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Critical Accounting Policies

Bancorp follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”.  The FASB sets generally accepted accounting principles in the United States (“GAAP”) that Bancorp follows.

Bancorp’s significant accounting policies are set forth in Note 1 of the audited consolidated financial statements as of December 31, 2010 which were included in Bancorp’s Annual Report on Form 10-K.  Of these significant accounting policies, Bancorp considers its policies regarding the allowance for loan losses and the fair value of foreclosed real estate to be its most critical, because they require management’s most subjective and complex judgments.  In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and the fair value of foreclosed real estate and therefore on the provision for loan losses and the provision for losses on foreclosed real estate and, ultimately, on results of operations.  Bancorp has developed policies and procedures for assessing the adequacy of the allowance for loan losses and the fair value of foreclosed real estate, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio and estimated value of foreclosed real estate.  Bancorp’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

Overview

Bancorp provides a wide range of personal and commercial banking services. Personal services include various lending services as well as checking, individual retirement accounts, money market, savings and time deposit accounts. Commercial services include commercial secured and unsecured lending services as well as business internet banking, corporate cash management services and deposit services. Bancorp also provides ATMs, debit cards, internet banking including on-line bill pay, mortgage lending, safe deposit boxes, and telephone banking, among other products and services.

Bancorp continues to experience improved earnings from those experienced during the second half of 2008 and all of 2009 as it sees some improvement in the national and local economic environment.  While current earnings are better than the same quarter of 2010, Bancorp may continue to experience the challenges it and many other financial institutions faced in 2008 and 2009 as a result of the economic recession.  Those challenges, including increased loan delinquencies and a decrease in the demand for certain loan products including construction, development, and land acquisition loans, continue to show signs of improvement from 2008 and 2009.  However, continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the recession, including job losses and other factors, have continued to affect Bancorp’s borrowers.  Management believes that this economic deterioration has stabilized which has caused loan delinquencies and impaired loans to decrease from 2009 levels.  The interest rate spread between Bancorp’s cost of funds and what it earns on loans has increased from 2009 and 2010 levels.  The increase in interest rate spread was caused by a decrease in non-accrual loans in which interest income was not recorded, and decreases in interest rates paid on deposits and other borrowings outpacing the decreases in interest earned on loans.

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

The continued success and attraction of Anne Arundel County, Maryland, and vicinity, will also be important to Bancorp’s ability to originate and grow mortgage loans and deposits, as will Bancorp’s continued focus on maintaining a low overhead.

If the volatility in the market and the economy continues or worsens, our business, financial condition, results of operations, access to funds and the price of our stock could be materially and adversely impacted.

Results of Operations

Net income increased by $975,000 to a net income of $447,000 for the first quarter of 2011, compared to a net loss of $528,000 for the first quarter of 2010.  Basic and diluted earnings (loss) per share increased by $.10, to $.00 for the first quarter of 2011 compared to $(.10) for the first quarter of 2010. The increase in net income and basic and diluted earnings (loss) per share over last year was primarily the result of improvement in Bancorp’s loan portfolio which required less provisioning for potential loan losses.

Net interest income, which is interest earned net of interest expense, decreased by $44,000, or 0.6%, to $7,572,000 for the first quarter of 2011, compared to $7,616,000 for the first quarter of 2010. The primary reason for the decrease in net interest income was a decrease in Bancorp’s loan portfolio and a decrease in the net interest margin.  Net interest margin for the three months ended March 31, 2011 was 3.46%, compared to 3.49% for the same period in 2010.

Bancorp’s loan portfolio is subject to varying degrees of credit risk and an allowance for loan losses is maintained to absorb losses inherent in its loan portfolio.  Credit risk includes, but is not limited to, the potential for borrower default and the failure of collateral to be worth what the Bank determined it was worth at the time of the granting of the loan.  The Bank monitors its loan portfolio loan delinquencies at least as often as monthly.  All loans that are delinquent and all loans within the various categories of the Bank’s portfolio as a group are evaluated.  The Bank’s Board, with the advice and recommendation of the Bank’s loss mitigation committee, estimates an allowance to be set aside for loan losses.  Included in determining the calculation are such factors as historical losses for each loan portfolio, current market value of the loan’s underlying collateral, inherent risk contained within the portfolio after considering the state of the general economy, economic trends, consideration of particular risks inherent in different kinds of lending and consideration of known information that may affect loan collectability.

The provision for loan losses decreased by $1,910,000, or 75.1%, to $634,000 for the first quarter of 2011, compared to $2,544,000 for the first quarter of 2010. This decrease was a result of management’s determination that less of a provision for loan losses was needed for the level of inherent risk in its portfolio for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010. Bancorp’s total loan portfolio has decreased from 2010.  In addition, Bancorp has experienced a modest decrease in loan delinquencies, which contributed to the decision to reduce the provision for loan losses from first quarter of 2010 levels. Management believes that Bancorp will continue to experience improvement in the challenges faced by many financial institutions resulting from the slowdown in the economy and real estate markets.

Total non-interest income decreased by $1,000, or 0.2%, to $562,000 for the first quarter of 2011, compared to $563,000 for the first quarter of 2010. The primary reason for the decrease in non-interest income was a decrease in real estate commissions and management fees by Hyatt Commercial, partially offset by increased mortgage banking activities. Real estate commissions decreased $26,000, or 19.0%, to $111,000 for the first quarter of 2011, compared to $137,000 for the first quarter of 2010.  This decrease was due to lower sales and leasing activity in 2011 compared to 2010.  Real estate management fees decreased $9,000, or 6.0%, to $142,000 for the first quarter of 2011, compared to $151,000 for the first quarter of 2010.  This decrease was partially offset by an increase in mortgage banking activity of $56,000, or 56.6%, to $155,000 for the first quarter of 2011, compared to $99,000 for the first quarter of 2010. This increase was due to higher loan refinancing activity in the first quarter of 2011 compared to the first quarter of 2010.

Total non-interest expenses increased by $245,000, or 3.8%, to $6,709,000 for the first quarter of 2011, compared to $6,464,000 for the first quarter of 2010.  Compensation and related expenses increased by $162,000, or 6.6%, to $2,614,000 for the first quarter of 2011, compared to $2,452,000 for the first quarter of 2010. This increase was primarily because of salary increases that went into effect January 1, 2011 and an increase in salary expense and health insurance from newly hired employees.  Net occupancy costs decreased by $179,000, or 41.2%, to $255,000 for the first quarter of 2011, compared to $434,000 for the first quarter of 2010. This decrease was the result of increased rents collected on a previously unoccupied space which helped offset occupancy costs.  Foreclosed real estate expenses, net increased by $323,000, or 19.9%, to $1,945,000 for the first quarter of 2011, compared to $1,622,000 for the first quarter of 2010. This increase was the result of additional foreclosure expenses incurred due to the economic environment and the increase in loan foreclosures experienced by Bancorp.  Legal fees decreased by $84,000, or 31.3%, to $184,000 for the first quarter of 2010, compared to $268,000 for the first quarter of 2010.  This decrease was the result of the timing of services provided by outside legal firms.  FDIC assessments and regulatory expense remained constant at $560,000 for the first quarter of 2011, compared to $561,000 for the first quarter of 2010.  Other non-interest expenses increased by $24,000, or 2.1%, to $1,151,000 for the first quarter of 2011 compared to $1,127,000 for the first quarter of 2010.  There were no material variances in the increase.

Income Taxes

Income tax expense increased by $645,000 to $344,000 for the first quarter of 2011 compared to an income tax benefit of $301,000 for the first quarter of 2010.  The increase was consistent with the increase in pretax income. The effective tax rate for the first quarter of 2011 was 43.5% compared to 36.3% for the first quarter of 2010.  The change in the effective tax rate was primarily due to a valuation allowance placed on a portion of the deferred tax asset resulting from current state operating loss carryforwards.

Analysis of Financial Condition

Total assets increased $5,193,000, or 0.5%, to $967,736,000 at March 31, 2011, compared to $962,543,000 at December 31, 2010.  Cash and cash equivalents increased by $35,090,000, or 49.5%, to $106,045,000 at March 31, 2011, compared to $70,955,000 at December 31, 2010. This increase was primarily in federal funds sold and correspondent bank balances. The loan portfolio decreased, as net loans receivable decreased $27,777,000, or 3.6%, to $751,160,000 at March 31, 2011, compared to $778,937,000 at December 31, 2010.  This decrease was the result of the continued general slowdown in loan demand during the first three months of 2011 and the transfer of $3,908,000 of net loans to foreclosed real estate.  Loans held for sale decreased $3,084,000, or 90.0%, to $342,000 at March 31, 2011, compared to $3,426,000 at December 31, 2010.  This decrease was primarily due to lower loan demand and the timing of loans pending sale as of March 31, 2011.  Foreclosed real estate decreased $2,057,000, or 9.8%, to $18,898,000 at March 31, 2011 compared to $20,955,000 at December 31, 2010. Total deposits increased $3,532,000, or 0.5%, to $718,298,000 at March 31, 2011 compared to $714,776,000 at December 31, 2010.  These changes are primarily the result of Bancorp’s continued marketing of checking accounts and increased banking relationships.   FHLB Atlanta borrowings remained at $115,000,000 at March 31, 2011, compared to December 31, 2010.

Stockholders’ Equity

Total stockholders’ equity increased $113,000, or 0.1%, to $106,213,000 at March 31, 2011 compared to $106,100,000 as of December 31, 2010.  This increase was primarily a result of the net income for the first quarter of 2011 partially offset by dividends paid to its preferred stockholders.

Liquidity

Bancorp’s liquidity is determined by its ability to raise funds through several sources including borrowed funds, capital, deposits, loan repayments, maturing investments, and the sale of loans.

In assessing its liquidity, the management of Bancorp considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise so that Bancorp may take advantage of business opportunities.

Management believes it has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $162,576,000 at March 31, 2011.  Based on past experience, management believes that a significant portion of such deposits will remain with Bancorp. At March 31, 2011, Bancorp had commitments to originate mortgage loans of $568,000, unadvanced home equity lines of credit of $14,113,000, unadvanced construction commitments of $22,618,000, unused lines of credit of $29,727,000, and commitments under standby letters of credit of $17,481,000.  Bancorp has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise. As of March 31, 2011, outstanding FHLB Atlanta borrowings totaled $115,000,000, and Bancorp had available to it an additional $76,700,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities decreased $1,931,000 to $7,865,000 for the three months ended March 31, 2011, compared to $9,796,000 for the same period in 2010. This decrease was primarily the result of a decrease in the provision for loan losses and a smaller decrease in accrued interest receivable and other assets in 2011.  Net cash provided by investing activities for the three months ended March 31, 2011 was $24,065,000 compared to $2,043,000 used in investing activities for the same period in 2010, an increase of $26,108,000.  This increase was primarily due to a net decrease in loans in 2011 compared to a net increase in 2010.  Net cash provided by financing activities increased by $1,475,000 to $3,160,000 for the three months ended March 31, 2011, compared to $1,685,000 for the same period in 2010.  This increase was primarily due to an increase in deposits in 2011.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of twenty percent (20%) of its total assets, with the FHLB Atlanta.  As of March 31, 2011, the total available line of credit with the FHLB Atlanta was approximately $191,700,000, of which $115,000,000 was outstanding.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public. The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of March 31, 2011 (dollars in thousands):

Principal Amount	Rate	Maturity
$-	-%	2011
-	-%	2012
-	-%	2013
25,000	2.94% to 4.21%	2014
40,000	3.71% to 4.34%	2015
50,000	2.58% to 4.05%	Thereafter
$115,000

Subordinated Debentures

As of March 31, 2011, Bancorp had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association, as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (0.30313% as of March 31, 2011) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

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

The aggregate principal amount of Subordinated Notes outstanding at March 31, 2011 was $3,500,000.  The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Debt issuance costs totaled $245,000 and are being amortized over 10 years.

Preferred Stock

Bancorp issued a total of 437,500 shares of its Series A 8.0% Non-Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) as part of the private placement offering completed on November 15, 2008.  The liquidation preference is $8.00 per share.  Each share of Series A Preferred Stock is convertible at the option of the holder into one share of Bancorp’s common stock, subject to adjustment upon certain corporate events. The initial conversion rate is equivalent to an initial conversion price of $8.00 per share of Bancorp’s common stock. At the option of Bancorp, on and after December 31, 2013, at any time and from time to time, some or all of the Series A Preferred Stock may be converted into shares of Bancorp’s common stock at the then-applicable conversion rate.  Costs related to the issuance of the preferred stock totaled $247,000 and were netted against the proceeds.

If declared by Bancorp's board of directors, cash dividends at an annual rate of 8.0% will be paid quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008. Dividends will not be paid on Bancorp’s common stock in any quarter until the dividend on the Series A Preferred Stock has been paid for such quarter; however, there is no requirement that Bancorp's board of directors declare any dividends on the Series A Preferred Stock and any unpaid dividends shall not be cumulative.

On November 21, 2008, Bancorp entered into an agreement with the United States Department of the Treasury (“Treasury”), pursuant to which Bancorp issued and sold (i) 23,393 shares of its Series B Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.01 per share and liquidation preference $1,000 per share, (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 556,976 shares of Bancorp’s common stock, par value $0.01 per share, for an aggregate purchase price of $23,393,000.  Costs related to the issuance of the preferred stock and warrants totaled $45,000 and were netted against the proceeds.  The Series B Preferred Stock qualifies as Tier 1 capital and will pay cumulative compounding dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.

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

Bancorp’s ability to declare dividends on its common stock are limited by the terms of Bancorp’s Series A preferred stock and Series B preferred stock.  Bancorp may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to its common stock in any quarter until the dividend on the Series A Preferred Stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally, prior to November 21, 2011, unless Bancorp has redeemed the Series B preferred stock or the Treasury Department has transferred the Series B preferred stock to a third party,  Bancorp may not, without the consent of the Treasury (1) declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.06 per share) or (2) redeem, purchase or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Letter Agreement with the Treasury Department.

On November 23, 2009, Bancorp and the Bank entered into supervisory agreements with its regulators.  The agreements require, among other things, that Bancorp and the Bank must obtain prior regulatory approval before any dividends or capital distributions can be made.

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

Average Balance Sheet

The following table presents Bancorp’s distribution of the average consolidated balance sheets and net interest analysis for the three months ended March 31, 2011 and March 31, 2010:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$787,252	$11,529	5.86%	$836,985	$12,542	5.99%
Held to maturity securities (2)	32,021	122	1.52%	9,317	40	1.72%
Other interest-earning assets (3)	55,391	47	0.34%	27,042	14	0.21%

Total interest-earning assets	874,664	11,698	5.35%	873,344	12,596	5.77%

Non-interest earning assets	86,884			94,101

Total assets	$961,548			$967,445

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$296,889	694	0.94%	$271,891	1,058	1.56%
Certificates of deposit	415,284	2,144	2.07%	435,855	2,524	2.32%
Long-term borrowings	139,119	1,288	3.70%	125,000	1,398	4.47%

Total interest-bearing liabilities	851,292	4,126	1.94%	832,746	4,980	2.39%

Non-interest bearing liabilities	3,446			29,092

Stockholders' equity	106,810			105,607

Total liabilities and stockholders’ equity	$961,548			$967,445

Net interest income and interest rate spread		$7,572	3.41%		$7,616	3.38%

Net interest margin			3.46%			3.49%

Average interest-earning assets to average interest-bearing liabilities			102.75%			104.88%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	Bancorp does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 12 to the unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2010, as reported in Bancorp’s Form 10-K filed with the SEC on March 15, 2011.

Item 4. Controls and Procedures

Under the supervision and with the participation of Bancorp’s management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011.  Based upon this evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, Bancorp’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by Bancorp in its reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in Bancorp's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, Bancorp's internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims pending involving Bancorp, arising in the normal course of business.  Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to Bancorp’s consolidated financial condition and consolidated results of operations.

Item 1A. Risk Factors

The risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 should be carefully considered by you. If any of the risks actually occur, Bancorp’s business, financial condition or results of operations could be materially and adversely affected.  The risks described in our Annual Report on Form 10-K are not the only risks facing Bancorp.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Bancorp’s actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by Bancorp described in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

SEVERN BANCORP, INC.

May 12, 2011	_Alan J. Hyatt___________________________
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2011	_Thomas G. Bevivino______________________
Thomas G. Bevivino, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002