Form 10-Q
period 2011-06-30
SEVERN BANCORP INC
filed 2011-08-12
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on August 12, 2011: 10,066,679 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

  i

PART I– FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$32,825	$33,339
Interest-bearing deposits in other banks	40,548	20,149
Federal funds sold	12,071	17,467
Cash and cash equivalents	85,444	70,955
Investment securities held to maturity	39,358	27,311
Loans held for sale	971	3,426
Loans receivable, net of allowance for loan losses of
$31,103 and $29,871, respectively	735,340	778,937
Premises and equipment, net	27,747	28,327
Foreclosed real estate	17,291	20,955
Federal Home Loan Bank stock at cost	7,322	7,692
Accrued interest receivable and other assets	23,899	24,940

Total assets	$937,372	$962,543

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$687,842	$714,776
Long-term borrowings	115,000	115,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	5,406	2,548

Total liabilities	832,367	856,443

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized;
Preferred stock series “A”, 437,500 shares issued and outstanding	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized;
10,066,679 shares issued and outstanding	101	101
Additional paid-in capital	74,516	74,352
Retained earnings	30,384	31,643

Total stockholders' equity	105,005	106,100

Total liabilities and stockholders' equity	$937,372	$962,543

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Interest Income
Loans, including fees	$11,047	$13,004	$22,576	$25,546
Securities, taxable	150	11	272	51
Other	57	30	104	44
Total interest income	11,254	13,045	22,952	25,641

Interest Expense
Deposits	2,658	3,580	5,496	7,162
Long-term borrowings and subordinated debentures	1,288	1,415	2,576	2,813
Total interest expense	3,946	4,995	8,072	9,975

Net interest income	7,308	8,050	14,880	15,666
Provision for loan losses	2,987	1,000	3,621	3,544
Net interest income after provision for loan losses	4,321	7,050	11,259	12,122

Non-Interest Income
Real estate commissions	123	93	234	230
Real estate management fees	159	133	301	284
Mortgage banking activities	27	122	182	221
Other	138	189	292	365
Total non-interest income	447	537	1,009	1,100

Non-Interest Expenses
Compensation and related expenses	2,511	2,506	5,125	4,958
Occupancy	301	319	556	753
Foreclosed real estate expenses, net	1,489	1,641	3,434	3,263
Legal fees	253	341	437	609
FDIC assessments and regulatory expense	582	568	1,142	1,129
Other	1,035	1,158	2,186	2,285
Total non-interest expenses	6,171	6,533	12,880	12,997

Income (loss) before income tax provision (benefit)	(1,403)	1,054	(612)	225
Income tax provision (benefit)	(557)	461	(213)	160
Net income (loss)	(846)	593	(399)	65
Amortization of discount on preferred stock	(67)	(67)	(135)	(135)
Dividends on preferred stock	(363)	(363)	(725)	(725)
Net income (loss) available to common stockholders	$(1,276)	$163	$(1,259)	$(795)
Basic earnings (loss) per share	$(.13)	$.02	$(.13)	$(.08)
Diluted earnings (loss) per share	$(.13)	$.02	$(.13)	$(.08)
Common stock dividends declared per share	$-	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,
	2011	2010

Cash Flows from Operating Activities

Net income (loss)	$(399)	$65
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Amortization of deferred loan fees	(718)	(818)
Net amortization of premiums and
discounts	78	35
Provision for loan losses	3,621	3,544
Provision for depreciation	624	614
Gain on sale of loans	(182)	(221)
Loss on sale of foreclosed real estate	562	405
Provision for foreclosed real estate losses	2,253	2,221
Proceeds from loans sold to others	13,545	17,532
Loans originated for sale	(10,908)	(14,085)
Stock-based compensation expense	29	76
(Increase) decrease in net deferred tax asset	(804)	51
Decrease in accrued interest receivable
and other assets	1,845	3,223
Increase in accrued interest payable and other liabilities	2,858	3,367

Net cash provided by operating activities	12,404	16,009

Cash Flows from Investing Activities

Purchase of investment securities held to maturity	(16,359)	(15,103)
Proceeds from maturing investment securities	4,000	-
Principal collected on mortgage-backed securities	234	14
Net (increase) decrease in loans	32,745	(4,993)
Proceeds from sale of foreclosed real estate	9,288	13,396
Investment in foreclosed real estate	(490)	(228)
Investment in premises and equipment	(44)	(316)
Redemption of Federal Home Loan Bank Stock	370	-
Net cash provided by (used in) investing activities	29,744	(7,230)

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For the Six Months Ended June 30,
	2011	2010

Cash Flows from Financing Activities

Net increase (decrease) in deposits	(26,934)	31,713
Series “A” preferred stock dividend paid	(140)	(140)
Series “B” preferred stock dividend paid	(585)	(585)

Net cash (used in) provided by financing activities	(27,659)	30,988

Increase in cash and cash equivalents	14,489	39,767
Cash and cash equivalents at beginning of year	70,955	51,401

Cash and cash equivalents at end of period	$85,444	$91,168

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest	$8,101	$9,973

Income taxes	$-	$-

Transfer of loans to foreclosed real estate	$7,949	$10,492

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011 or any other interim period.  The unaudited consolidated financial statements for the three and six months ended June 30, 2011 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Not included in the diluted earnings per share calculation for the three and six month periods ended June 30, 2011, because they were anti-dilutive, were 100,000 shares of common stock issuable upon exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.  Not included in the diluted earnings per share calculation for the three and six month periods ended June 30, 2010, because they were anti-dilutive, were 110,715 and 210,715 shares of common stock issuable upon the exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Common shares – weighted average (basic)	10,066,679	10,066,679	10,066,679	10,066,679
Common share equivalents – weighted average	-	10,084	-	-
Common shares – diluted	10,066,679	10,076,763	10,066,679	10,066,679

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

	Actual	Actual	To Be Well Capitalized Under
	at June 30, 2011	at December 31, 2010	Prompt Corrective Provisions
Tangible (1)	12.3%	12.3%	N/A
Tier I Capital (2)	16.2%	15.6%	6.0%
Core (1)	12.3%	12.3%	5.0%
Total Capital (2)	17.5%	16.8%	10.0%

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

There were no options granted during the six months ended June 30, 2011.

Stock-based compensation expense for the three and six months ended June 30, 2011 totaled $1,000 and $29,000, respectively. Stock-based compensation expense for the three and six months ended June 30, 2010 totaled $43,000 and $76,000, respectively. There were no options granted or exercised during the six months ended June 30, 2011 and 100,000 options granted and no options exercised during the six months ended June 30, 2010.

Information regarding Bancorp’s stock-based compensation plan as of and for the six months ended June 30, 2011 is as follows:
	2011
		Weighted Average
	Shares	Price
Options outstanding, December 31, 2010	190,750	$9.79
Options granted	-	-
Options exercised	-	-
Options forfeited	(90,750)	$15.93
Options outstanding, June 30, 2011	100,000	$4.21
Options exercisable, June 30, 2011	25,834	$4.21

The aggregate intrinsic value of the options outstanding as of June 30, 2011 and December 31, 2010 was $0.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 8 - Stock-Based Compensation - continued

The following table summarizes the stock options outstanding and exercisable as of June 30, 2011.

Options Outstanding and Exercisable
		Weighted Average Remaining	Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price

$4.13	20,667	3.71	$4.13
$4.54	5,167	3.71	$4.54
$4.13-$4.54	25,834	3.71	$4.21

As of June 30, 2011, there was $168,000 of total unrecognized stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a period of forty-eight months.

Note 9 - Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011:
US Treasury securities	$33,421	$748	$-	$34,169
US Agency securities	5,202	23	(2)	5,223
US government sponsored
mortgage-backed securities	735	52	-	787
Total	$39,358	$823	$(2)	$40,179

December 31, 2010:

US Treasury securities	$21,104	$223	$(2)	$21,325
US Agency securities	5,233	-	(37)	5,196
US Government sponsored
mortgage-backed securities	974	61	-	1,035
Total	$27,311	$284	$(39)	$27,556

The estimated fair value of debt securities at June 30, 2011, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 9 - Investment Securities

	Held to Maturity
	(dollars in thousands)
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$8,009	$8,033
Due from one year to five years	22,390	22,880
Due from five years to ten years	8,224	8,479
US government sponsored mortgage-backed securities	735	787
	$39,358	$40,179

On June 30, 2011 and December 31, 2010, there were $7,518,000 and $8,760,000, respectively, in US Treasury securities and mortgage-backed securities pledged as collateral.

The following tables show fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010. Included in the table are one agency security in 2011 and one treasury security and five agency securities in 2010. Management believes that the unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds and are not necessarily related to the credit quality of the issuers of the securities. In addition, Bancorp does not intend to sell, nor does it believe it will be more likely than not that it will be required to sell, any impaired securities prior to a recovery of amortized cost.  These unrealized losses are considered temporary as they reflect fair values on June 30, 2011 and December 31, 2010 and are subject to change daily as interest rates fluctuate.

	Less than 12 months		12 Months or More			Total
		Unrealized		Unrealized			Unrealized
	Fair Value	Losses	Fair Value	Losses		Fair Value	Losses
June 30, 2011:	(dollars in thousands)

US Treasury securities	$-	$ (-)	$-	$	(-)	$-	$ (-)
US Agency securities	1,125	(2)	-		(-)	1,125	(2)
Total	$1,125	$(2)	$-	$	(-)	$8,226	$(2)

December 31, 2010:

US Treasury securities	$1,033	$(2)	$-	$	(-)	$1,033	$(2)
US Agency securities	5,196	(37)	-		(-)	5,196	(37)
Total	$6,229	$(39)	$-	$	(-)	$6,229	$(39)

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable

Loans receivable consist of the following:	June 30	December 31
	2011	2010
	(dollars in thousands)

Residential mortgage, total	$312,507	$326,255
Individually evaluated for impairment	52,087	59,189
Collectively evaluated for impairment	260,420	267,066
Home equity, total	42,880	43,501
Individually evaluated for impairment	1,994	975
Collectively evaluated for impairment	40,886	42,526
Lines of credit, total	34,529	36,642
Individually evaluated for impairment	3,239	4,564
Collectively evaluated for impairment	31,290	32,078
Commercial real estate, total	202,252	212,477
Individually evaluated for impairment	21,573	23,683
Collectively evaluated for impairment	180,679	188,794
Construction, land acquisition and
development, total	127,266	144,098
Individually evaluated for impairment	30,326	21,937
Collectively evaluated for impairment	96,940	122,161
Land, total	58,914	63,155
Individually evaluated for impairment	9,692	10,196
Collectively evaluated for impairment	49,222	52,959
Commercial non-real estate, total	8,394	8,434
Individually evaluated for impairment	453	305
Collectively evaluated for impairment	7,941	8,129
Consumer, total	1,929	1,302
Individually evaluated for impairment	837	61
Collectively evaluated for impairment	1,092	1,241
Total Loans	788,671	835,864
Individually evaluated for impairment	120,201	120,910
Collectively evaluated for impairment	668,470	714,954
Less
Loans in process	(19,456)	(23,851)
Allowance for loan losses	(31,103)	(29,871)
Deferred loan origination fees and costs, net	(2,772)	(3,205)
	$735,340	$778,937

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 – Loans Receivable - Continued

The inherent credit risks within the portfolio vary depending upon the loan class as follows:

Residential mortgage loans are secured by one to four family dwelling units. The loans have limited risk as they are secured by first mortgages on the unit, which are generally the primary residence of the borrower, at a loan to value ratio of 80% or less.

Construction, land acquisition and development loans are underwritten based upon a financial analysis of the developers and property owners and construction cost estimates, in addition to independent appraisal valuations. These loans will rely on the value associated with the project upon completion. These cost and valuation estimates may be inaccurate. Construction loans generally involve the disbursement of substantial funds over a short period of time with repayment substantially dependent upon the success of the completed project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank is forced to foreclose on a project prior to or at completion, due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of the loan as well as related foreclosure and holding costs.  In addition, the Bank may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. Sources of repayment of these loans typically are permanent financing expected to be obtained upon completion or sales of developed property. These loans are closely monitored by onsite inspections and are considered to be of a higher risk than other real estate loans due to their ultimate repayment being sensitive to general economic conditions, availability of long-term financing, interest rate sensitivity, and governmental regulation of real property.

Land loans are underwritten based upon the independent appraisal valuations as well as the estimated value associated with the land upon completion of development. These cost and valuation estimates may be inaccurate. These loans are considered to be of a higher risk than other real estate loans due to their ultimate repayment being sensitive to general economic conditions, availability of long-term financing, interest rate sensitivity, and governmental regulation of real property.

Commercial real estate loans are subject to the underwriting standards and processes similar to commercial and industrial loans, in addition to those underwriting standards for real-estate loans. These loans are viewed primarily as cash flow dependent and secondarily as loans secured by real estate. Repayment of these loans is generally dependent upon the successful operation of the property securing the loan or the principal business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or the economy in general. Management monitors and evaluates commercial real estate loans based on collateral and risk-rating criteria. The Bank also utilizes third-party experts to provide environmental and market valuations. The nature of commercial real estate loans makes them more difficult to monitor and evaluate.

Commercial non-real estate loans are underwritten after evaluating historical and projected profitability and cash flow to determine the borrower's ability to repay their obligation as agreed. Commercial and industrial loans are made primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral supporting the loan facility. Accordingly, the repayment of a commercial and industrial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

Home equity loans are subject to the underwriting standards and processes similar to residential mortgages and are secured by one to four family dwelling units. Home equity loans have greater risk than residential mortgages as a result of the Bank being in a second lien position in the event collateral is liquidated.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 – Loans Receivable - Continued

Line of credit loans are subject to the underwriting standards and processes similar to commercial non-real estate loans, in addition to those underwriting standards for real estate loans. These loans are viewed primarily as cash flow dependent and secondarily as loans secured by real-estate and/or other assets. Repayment of these loans is generally dependent upon the successful operation of the property securing the loan or the principal business conducted on the property securing the loan. Line of credit loans may be adversely affected by conditions in the real estate markets or the economy in general. Management monitors and evaluates line of credit loans based on collateral and risk-rating criteria.

            Consumer loans consist of loans to individuals through the Bank's retail network and are typically unsecured or secured by personal property. Consumer loans have a greater credit risk than residential loans because of the difference in the underlying collateral, if any. The application of various federal and state bankruptcy and insolvency laws may limit the amount that can be recovered on such loans.

            The loan portfolio segments and loan classes disclosed above are the same because this is the level of detail management uses when the original loan is recorded and is the level of detail used by management to assess and monitor the risk and performance of the portfolio.  Management has determined that this level of detail is adequate4 to understand and manage the inherent risks within each portfolio segment and loan class.

Allowance for Loan Losses - An allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.  Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under GAAP. Actual results could differ significantly from those estimates.  Management believes the allowance for losses on loans is adequate. While management uses available information to estimate losses on loans, future additions to the allowances may be necessary based on changes in economic conditions, particularly in the State of Maryland.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

For loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices.  Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

For such loans that are classified as impaired, an allowance is established when the current market value of the underlying collateral less its estimated disposal costs is lower than the carrying value of that loan.  For loans that are not solely collateral dependent, an allowance is established when the present value of the expected

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 – Loans Receivable - Continued

future cash flows of the impaired loan is lower than the carrying value of that loan.  The general component relates to loans that are classified as doubtful, substandard or special mention that are not considered impaired, as well as non-classified loans. The general reserve is based on historical loss experience adjusted for qualitative factors. Management uses the historical loss experience for the preceding three fiscal years and the twelve months ended one month prior to the reporting date when calculating the general reserve.

This historical loss data is weighted heavier to more recent periods.  There have been no changes to these look-back periods during the periods presented in the Consolidated Statements of Operations. These qualitative factors include:

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

Bancorp determines the likelihood that a borrower will pay all amounts due according to the contractual terms of the loan agreement by assessing various factors, including: (i) personal financial statements of net worth, cash flow statements and tax returns (for individual borrowers) and (ii) financial and operating statements, tax returns and financial projections (for legal entity borrowers). Bancorp’s evaluation is primarily focused on various key financial metrics, including net worth, leverage ratios, debt service coverage and liquidity.

Bancorp continues to accrue interest on impaired loans that are not in non-accrual status.  These loans are less than 90 days in arrears, but are deemed impaired because it is probable, based on current information and events, that the borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.  Cash receipts for these impaired loans are applied to the principal and interest due.

Interest on impaired loans that are in non-accrual status is accounted for on a cash basis until qualifying for return to accrual basis.  Cash receipts for these non-accrual loans are applied to principal.

Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans classified special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherited in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loans not classified are rated pass.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 – Loans Receivable - Continued

A loan is considered a troubled debt restructuring (“TDR”) when Bancorp for economic or legal reasons relating to the borrowers financial difficulties grants a concession to the borrower that it would not otherwise consider.  Loan modifications made with terms consistent with current market conditions that the borrower could obtain in the open market are not considered troubled debt restructurings

Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

With respect to all loan segments, management does not charge off a loan, or a portion of a loan, until one of the following conditions have been met:

•
The loan has been foreclosed on.  Once the loan has been transferred from the Loans Receivable to Foreclosed Real Estate, a charge off is recorded for the difference between the recorded amount of the loan and the net value of the underlying collateral.

•
An agreement to accept less than the recorded balance of the loan has been made with the borrower.  Once an agreement has been finalized, and any proceeds from the borrower are received, a charge off is recorded for the difference between the recorded amount of the loan and the net value of the underlying collateral.

               Prior to either of the above conditions, a loan is assessed for impairment when: (i) a loan becomes 90 days or more in arrears or (ii) based on current information and events, it is probable that the borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.  If, based on management’s assessment of the underlying collateral of the loan, it is determined that a reserve is needed, a specific reserve is recorded.  That reserve is included in the Allowance for Loan Losses in the Consolidated Statement of Financial Condition.

Bancorp has experienced an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. An extension may be granted to allow for the completion of the project, marketing or sales of completed units, or to provide for permanent financing, and is based on a re-underwriting of the loan and management's assessment of the borrower's ability to perform according to the agreed-upon terms. Typically, at the time of an extension, borrowers are performing in accordance with contractual loan terms. Extension terms generally do not exceed 12 to 18 months and typically require that the borrower provide additional economic support in the form of partial repayment, additional collateral or guarantees. In cases where the fair value of the collateral or the financial resources of the borrower are deemed insufficient to repay the loan, reliance may be placed on the support of a guarantee, if applicable. However, such guarantees are not relied on when evaluating a loan for impairment and never considered the sole source of repayment.

Bancorp evaluates the financial condition of guarantors based on the most current financial information available. Most often, such information takes the form of (i) personal financial statements of net worth, cash flow statements and tax returns (for individual guarantors) and (ii) financial and operating statements, tax returns and financial projections (for legal entity guarantors). Bancorp’s evaluation is primarily focused on various key financial metrics, including net worth, leverage ratios, and liquidity. It is Bancorp's policy to update such information annually, or more frequently as warranted, over the life of the loan.

While Bancorp does not specifically track the frequency with which it has pursued guarantor performance under a guarantee, its underwriting process, both at origination and upon extension, as applicable, includes an assessment of the guarantor's reputation, creditworthiness and willingness to perform. Historically, when Bancorp has found it necessary to seek performance under a guarantee, it has been able to effectively mitigate its losses. As stated above, Bancorp’s ability to seek performance under a guarantee is directly related to the guarantor's reputation, creditworthiness and willingness to perform. When a loan becomes impaired, repayment is sought from both the underlying collateral and the guarantor (as applicable). In the event that the guarantor is unwilling or unable to perform, a legal remedy is pursued.

Construction loans are funded, at the request of the borrower, typically not more than once per month, based on the extent of work completed, and are monitored, throughout the life of the project, by independent professional construction inspectors and Bancorp's commercial real estate lending department. Interest is advanced to the borrower, upon request, based upon the progress of the project toward completion. The amount of interest advanced is added to the total outstanding principal under the loan commitment. Should the project not progress as scheduled, the adequacy of the interest reserve necessary to carry the project through to completion is subject to close monitoring by management. Should the interest reserve be deemed to be inadequate, the borrower is required to fund the deficiency. Similarly, once a loan is fully funded, the borrower is required to fund all interest payments.

Construction loans are reviewed for extensions upon expiration of the loan term. Provided the loan is performing in accordance with contractual terms, extensions may be granted to allow for the completion of the project, marketing or sales of completed units, or to provide for permanent financing. Extension terms generally do not exceed 12 to 18 months.

In general, Bancorp's construction loans are used to finance improvements to commercial, industrial or residential property. Repayment is typically derived from the sale of the property as a whole, the sale of smaller individual units, or by a take-out from a permanent mortgage. The term of the construction period generally does not exceed two years. Loan commitments are based on established construction budgets which represent an estimate of total costs to complete the proposed project including both hard (direct) costs (building materials, labor, etc.) and soft (indirect) costs (legal and architectural fees, etc.). In addition, project costs may include an appropriate level of interest reserve to carry the project through to completion. If established, such interest reserves are determined based on (i) a percentage of the committed loan amount, (ii) the loan term, and (iii) the applicable interest rate. Regardless of whether a loan contains an interest reserve, the total project cost statement serves as the basis for underwriting and determining which items will be funded by the loan and which items will be funded through borrower equity. Bancorp has not advanced additional interest reserves to keep a loan from becoming nonperforming.

Bancorp recognized $432,000 and $831,000 of interest income and capitalized interest in its loan portfolio from interest reserves during the six months ended June 30, 2011 and 2010, respectively.  None of the loans where interest reserves were recorded as capitalized interest were non-performing.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED
 Note 10 - Loans Receivable - Continued

The following is a summary of the allowance for loan losses at June 30, 2011 and December 31, 2010 and for the three and six month periods ended June 30, 2011 and the year ended December 31, 2010 (dollars in thousands):

December 2010	Total	Residential Mortgage	Acquisition and Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Beginning Balance	$34,693	$19,621	$1,492	$5,539	$20	$5,506	$82	$2,425	$8
Provision	5,744	3,443	2,505	1,782	438	(1,034)	49	(1,446)	7
Charge-offs	(10,666)	(6,825)	-	(3,096)	-	(523)	-	(217)	(5)
Recoveries	100	100	-	-	-	-	-	-	-
Ending Balance	$29,871	$16,339	$3,997	$4,225	$458	$3,949	$131	$762	$10
Ending balance related to:
Loans individually evaluated for impairment	$14,540	$8,149	$2,645	$2,282	$264	$766	$-	$434	$-
Loans collectively evaluated for impairment	$15,331	$8,190	$1,352	$1,943	$194	$3,183	$131	$328	$10

Six month-June 2011

Beginning Balance	$29,871	$16,339	$3,997	$4,225	$458	$3,949	$131	$762	$10
Provision	3,621	(1,412)	3,458	(329)	(63)	386	260	576	745
Charge-offs	(2,389)	(1,533)	(587)	(217)	-	(37)	-	(13)	(2)
Recoveries	-	-	-	-	-	-	-	-	-
Ending Balance	$31,103	$13,394	$6,868	$3,679	$395	$4,298	$391	$1,325	$753
Ending balance related to:
Loans individually evaluated for impairment	$15,251	$5,988	$3,494	$2,276	$222	$1,459	$131	$936	$745
Loans collectively evaluated for impairment	$15,852	$7,406	$3,374	$1,403	$173	$2,839	$260	$389	$8

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED
 Note 10 - Loans Receivable - Continued

Three month-June 2011	Total	Residential Mortgage	Acquisition and Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Beginning Balance	$29,252	$14,765	$5,436	$2,958	$320	$4,559	$179	$1,024	$11
Provision	2,987	(506)	1,613	772	75	(224)	212	301	744
Charge-offs	(1,136)	(865)	(181)	(51)	-	(37)	-	-	(2)
Recoveries	-	-	-	-	-	-	-	-	-
Ending Balance	$31,103	$13,394	$6,868	$3,679	$395	$4,298	$391	$1,325	$753

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The accrual of interest on loans is discontinued at the time the loan is 90 days past due.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Bancorp’s policy for recording payments received on non-accrual financing receivables is to record the payment towards principal and interest on a cash basis until such time as the loan is returned to accrual status.

The following table presents Bancorp’s non-performing assets as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011	Number of loans	December 31, 2010	Number of loans

Loans accounted for on a non-accrual basis:
Residential mortgage	$14,898	39	$18,778	46
Home equity	318	3	118	2
Lines of credit	1,971	3	4,265	8
Commercial real estate	3,537	6	1,927	6
Acquisition and development	16,885	18	15,160	17
Land	4,455	16	5,890	21
Commercial non-real estate	-	-	-	-
Consumer	24	1	26	2
Total non-accrual loans	$42,088	86	$46,164	102
Accruing loans greater than 90 days past due	$-		$-
Foreclosed real-estate	$17,291		$20,955
Total non-performing assets	$59,379		$67,119
Total troubled debt restructurings	$62,519	114	$72,029	135
Total non-accrual loans to net loans	5.7%		5.9%
Allowance for loan losses	$31,103		$29,871
Allowance to total loans	4.1%		3.7%
Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	73.9%		64.7%
Total non-accrual and accruing loans greater than
90 days past due to total assets	4.5%		4.8%
Total non-performing assets to total assets	6.3%		7.0%

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize impaired loans at June 30, 2011 and December 31, 2010 and the periods ended June 30, 2011 and the year ended December 31, 2010 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
June 30, 2011
Residential mortgage	$30,986	$5,988	$21,101	$52,087	$52,087
Home equity	1,713	936	281	1,994	1,994
Lines of credit	642	222	2,597	3,239	3,239
Commercial real estate	5,139	1,459	16,434	21,573	21,573
Acquisition and development	21,218	3,494	9,108	30,326	30,326
Land	5,161	2,276	4,531	9,692	9,692
Commercial non-real estate	148	131	305	453	453
Consumer	778	745	59	837	837
Total impaired loans	$65,785	$15,251	$54,416	$120,201	$120,201

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2010
Residential mortgage	$38,251	$8,149	$20,938	$59,189	$59,189
Home equity	568	434	407	975	975
Lines of credit	836	264	3,728	4,564	4,564
Commercial real estate	3,975	766	19,708	23,683	23,683
Acquisition and development	17,273	2,645	4,664	21,937	21,937
Land	6,567	2,282	3,629	10,196	10,196
Commercial non-real estate	-	-	305	305	305
Consumer	-	-	61	61	61
Total impaired loans	$67,470	$14,540	$53,440	$120,910	$120,910

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Six month - June 30, 2011
Residential mortgage	$31,561	$523	$21,310	$468	$52,871	$991
Home equity	1,713	26	281	4	1,994	30
Lines of credit	804	19	2,597	28	3,401	47
Commercial real estate	5,154	113	16,504	492	21,658	605
Acquisition and development	21,006	448	9,343	148	30,349	596
Land	5,168	121	4,531	59	9,699	180
Commercial non-real estate	148	-	305	17	453	17
Consumer	778	-	59	-	837	-
Total impaired loans	$66,332	$1,250	$54,930	$1,216	$121,262	$2,466

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three month - June 30, 2011
Residential mortgage	$31,535	$220	$21,103	$209	$52,638	$429
Home equity	1,713	12	281	2	1,994	14
Lines of credit	805	14	2,597	6	3,402	20
Commercial real estate	5,146	42	16,462	227	21,608	269
Acquisition and development	20,937	220	9,292	35	30,229	255
Land	5,163	60	4,531	12	9,694	72
Commercial non-real estate	148	-	305	10	453	10
Consumer	778	-	59	-	837	-
Total impaired loans	$66,225	$568	$54,630	$501	$120,855	$1,069

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

December 31, 2010
Residential mortgage	$39,382	$1,508	$21,611	$1,057	$60,993	$2,565
Home equity	568	21	407	17	975	38
Lines of credit	985	167	3,294	115	4,279	282
Commercial real estate	4,034	248	19,838	1,420	23,872	1,668
Acquisition and development	19,327	1,212	5,307	303	24,634	1,515
Land	6,572	288	3,772	492	10,344	780
Commercial non-real estate	-	-	900	45	900	45
Consumer	-	-	61	-	61	-
Total impaired loans	$70,868	$3,444	$55,190	$3,449	$126,058	$6,893

Changes in impaired loans during the three and six months ended June 30, 2011 is as follows (dollars in thousands):

	For the three months ended June 30, 2011	For the six months ended June 30, 2011

Impaired loans at beginning of period	$120,570	$120,910
Added to impaired loans	13,849	22,055
Gross loans transferred to foreclosed real estate	(5,104)	(9,804)
Paid off prior to foreclosure	(9,114)	(12,960)
Impaired loans at June 30, 2011	$120,201	$120,201

Bancorp recognized $320,000 and $576,000 and $2,599,000 of interest income on impaired loans using a cash-basis method of accounting for the three and six months ended June 30, 2011 and the year ended December 31, 2010, respectively. Bancorp did not record any interest income attributable to the change in present value attributable to the passage of time.  Bancorp deems its loans to be collateral based, and therefore, assesses impairment based on the net value of the underlying collateral.

Included in the above impaired loans amount at June 30, 2011 was $78,113,000 of loans that are not in non-accrual status. In addition, there was a total of $52,087,000 of residential real estate loans included in impaired loans at June 30, 2011, of which $42,865,000 were to consumers and $9,222,000 to builders. The collateral supporting impaired loans is individually reviewed by management to determine its estimated fair market value, less estimated disposal cost and a specific allowance is established, if necessary, for the difference between the carrying amount of any loan and the estimated fair value of the collateral less estimated disposal cost.

Of the impaired loans, $65,785,000 and $67,470,000 had a specific valuation allowance of $15,251,000 and $14,540,000 at June 30, 2011 and December 31, 2010, respectively. Impaired loans averaged $121,262,000 and $126,058,000 for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2011
Residential mortgage	$272,026	$9,848	$30,522	$111	$312,507
Home equity	39,214	1,793	1,873	-	42,880
Lines of credit	28,478	3,063	2,988	-	34,529
Commercial real estate	186,913	2,571	12,768	-	202,252
Acquisition and development	85,585	7,619	34,062	-	127,266
Land	43,680	5,409	9,825	-	58,914
Commercial non-real estate	7,902	38	305	149	8,394
Consumer	1,157	119	59	594	1,929
Total loans	$664,955	$30,460	$92,402	$854	$788,671

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2010
Residential mortgage	$281,027	$9,999	$35,229	$-	$326,255
Home equity	41,030	1,497	974	-	43,501
Lines of credit	28,979	2,796	4,867	-	36,642
Commercial real estate	197,031	3,667	11,779	-	212,477
Acquisition and development	105,052	13,481	25,565	-	144,098
Land	48,384	5,708	9,063	-	63,155
Commercial non-real estate	8,091	38	305	-	8,434
Consumer	1,243	-	59	-	1,302
Total loans	$710,837	$37,186	$87,841	$-	$835,864

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2011 and December 30, 2010 (dollars in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
June 30, 2011
Residential mortgage	$287,986	$6,261	$3,362	$-	$9,623	$14,898	$312,507
Home equity	42,155	25	382	-	407	318	42,880
Lines of credit	31,507	1,051	-	-	1,051	1,971	34,529
Commercial real estate	195,732	2,983	-	-	2,983	3,537	202,252
Acquisition and development	109,314	765	302	-	1,067	16,885	127,266
Land	52,901	1,245	313	-	1,558	4,455	58,914
Commercial non-real estate	8,389	5	-	-	5	-	8,394
Consumer	1,895	-	10	-	10	24	1,929
Total loans	$729,879	$12,335	$4,369	$-	$16,704	$42,088	$788,671

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
December 31, 2010
Residential mortgage	$297,793	$5,028	$4,656	$-	$9,684	$18,778	$326,255
Home equity	43,138	115	130	-	245	118	43,501
Lines of credit	29,465	854	2,058	-	2,912	4,265	36,642
Commercial real estate	206,434	3,058	1,058	-	4,116	1,927	212,477
Acquisition and development	122,858	1,950	4,130	-	6,080	15,160	144,098
Land	52,492	3,865	908	-	4,773	5,890	63,155
Commercial non-real estate	8,434	-	-	-	-	-	8,434
Consumer	1,272	4	-	-	4	26	1,302
Total loans	$761,886	$14,874	$12,940	$-	$27,814	$46,164	$835,864

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize troubled debt restructurings at June 30, 2011 (dollars in thousands):

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential mortgage	68	$31,308	$30,923
Home equity	-	-	-
Lines of credit	2	178	177
Commercial real estate	8	7,677	7,481
Acquisition and development	9	13,941	13,708
Land	12	3,693	3,518
Commercial non-real estate	-	-	-
Consumer	-	-	-
Total loans	99	$56,797	$55,807

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted
Residential mortgage	8	$1,788	$1,810
Home equity	1	100	100
Lines of credit	-	-	-
Commercial real estate	1	808	808
Acquisition and development	5	3,994	3,994
Land	-	-	-
Commercial non-real estate	-	-	-
Consumer	-	-	-
Total loans	15	$6,690	$6,712

Bancorp has not purchased, sold or reclassified any loans to held for sale during the periods discussed.  Only loans originated specifically for sale are recorded as held for sale at the period ended June 30, 2011 and December 31, 2010.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Bancorp considers a modification of a loan term a TDR if Bancorp for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the debtor that it would not otherwise consider.  Prior to entering into a loan modification, Bancorp assesses the borrower’s financial condition to determine if the borrower has the means to meet the terms of the modification.  This includes obtaining a credit report on the borrower as well as the borrower’s tax returns and financial statements.  In addition, the collateral securing the TDR, which is always real estate, is evaluated for impairment based on either an appraisal or broker price opinion.  If the borrower performs under the terms of the modification, and the ultimate collectability of all amounts contractually due under the modified terms is not in doubt, the loan is returned to accrual status.  There are no loans that have been modified due to the financial difficulties of the borrower that are not considered a TDR.

Interest on TDRs was accounted for under the following methods as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010
Non-accrual Basis	$31,867	$32,195
Accrual Basis	30,652	39,834
	$62,519	$72,029

Management does not charge off a TDR, or a portion of a TDR, until one of the following conditions has been met:

•
The loan has been foreclosed on.  Once the loan has been transferred from the Loans Receivable to Foreclosed Real Estate, a charge off is recorded for the difference between the recorded amount of the loan and the net value of the underlying collateral.

•
An agreement to accept less than the face value of the loan has been made with the borrower.  Once an agreement has been finalized, and any proceeds from the borrower are received, a charge off is recorded for the difference between the recorded amount of the loan and the net value of the underlying collateral.

Prior to either of the above conditions, a loan is assessed for impairment when a loan becomes a TDR.  If, based on management’s assessment of the underlying collateral of the loan, it is determined that a reserve is needed, a specific reserve is recorded.  That reserve is included in the Allowance for Loan Losses in the Consolidated Statement of Financial Condition.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The total TDRs charged off and related allocated allowance for loan losses as of June 30, 2011 and December 31, 2010 are as follows (dollars in thousands):

	June	December 31,
	2011	2010

Charge offs	$-	$-
Allowance for Loan Losses - Specific	7,763	6,054
	$7,763	$6,054

Mortgage loans serviced for others not included in the accompanying consolidated statements of financial condition totaled $84,081,000 and $82,082,000 at June 30, 2011 and December 31, 2010, respectively.

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

Unless otherwise noted, the Bank requires collateral or other security to support financial instruments with off-balance-sheet credit risk (dollars in thousands).

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	June 30, 2011	December 31, 2010
Standby letters of credit	$17,372	$17,959
Home equity lines of credit	14,108	14,340
Unadvanced construction commitments	19,456	26,662
Mortgage loan commitments	1,998	5,827
Lines of credit	27,431	25,833
Loans sold with limited repurchase
provisions	18,547	37,943

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2011 and December 31, 2010 for guarantees under standby letters of credit issued is not material.

Home equity lines of credit are loan commitments to individuals as long as there is no violation of any condition established in the contract. Commitments under home equity lines expire ten years after the date the loan closes and are secured by real estate. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

Unadvanced construction commitments are loan commitments made to borrowers for both residential and commercial projects that are either in process or are expected to begin construction shortly. Mortgage loan commitments not reflected in the accompanying statements of financial condition at June 30, 2011 included $1,850,000 at a fixed range of 4.50% to 6.00% and $148,000 at floating rates and at December 31, 2010 included $5,669,000 at a fixed range of 3.625% to 6.25% and $158,000 at floating rates.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. The loans sold under these agreements for the period ended June 30, 2011 and year ended December 31, 2010 were $13,363,000 and $59,113,000, respectively. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within the terms specified by the agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount was recognized in the consolidated statement of financial condition at June 30, 2011 and December 31, 2010 as a liability for credit loss related to these loans.  The Bank has never had to repurchase a loan under these agreements.

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

The following table summarizes the valuation of assets re-measured at fair value on a nonrecurring basis, by the above FASB ASC 820 pricing methodology as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	Fair Value Measurement at June 30, 2011 Using
	Total	Level 1	Level 2	Level 3

Impaired loans	$50,534	-	-	$50,534
Foreclosed real estate	17,291	-	-	17,291

	Fair Value Measurement at December 31, 2010 Using
	Total	Level 1	Level 2	Level 3

Impaired loans	$52,930	-	-	$52,930
Foreclosed real estate	20,955	-	-	20,955

There were no liabilities that were required to be re-measured on a nonrecurring basis at June 30, 2011 or December 31, 2010.

The following information should not be interpreted as an estimate of the fair value of the entire Bancorp since a fair value calculation is only provided for a limited portion of Bancorp’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Bancorp’s assets and liabilities at June 30, 2011 and December 31, 2010.

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

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at June 30, 2011 and December 31, 2010.

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

Impaired loans are those that are accounted for under FASB ASC 310-10-35, in which Bancorp has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $65,785,000 and $67,470,000 at June 30, 2011 and December 31, 2010, respectively, less their valuation allowances of $15,251,000 and $14,540,000 at June 31, 2011 and December 31, 2010, respectively, as determined under FASB ASC 310-10-35.

Foreclosed Real Estate:
Real estate acquired through or in the process of foreclosure is recorded and included in the above disclosure at fair value less estimated disposal costs. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using current estimates of fair value. In the event of a subsequent decline, management provides an allowance to reduce real estate acquired through foreclosure to fair value less estimated disposal cost. The fair value consisted of the foreclosed real estate balances of $17,291,000 and $20,955,000 at June 30, 2011 and December 31, 2010, respectively, after their write downs of $3,535,000 and $2,839,000 at June 30, 2011 and December 31, 2010, respectively, as determined under FASB ASC 310-10-35. Expenses incurred on foreclosed real estate prior to disposition are charged to expense. Gains or losses on the sale of foreclosed real estate are recognized upon disposition of the property.

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

The following table summarizes the roll forward of level 3 assets for the six months ended June 30, 2011 and June 30, 2010 (dollars in thousands):

	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2010	$52,930	$20,955
Transfer to foreclosed real estate	(7,370)	7,949
Additions	22,427	490
Additional allowances	(711)	(2,253)
Paid off/sold	(16,742)	(9,850)
Balance at June 30, 2011	$50,534	$17,291

	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2009	$50,403	$21,574
Transfer to foreclosed real estate	(10,019)	10,492
Additions	32,250	228
Additional allowances	(19,584)	(2,221)
Paid off/sold	(20,109)	(13,801)
Balance at June 30, 2010	$51,962	$16,272

The $711,000 in additional allowances recorded against impaired loans was included in the provision for loan losses on the statement of operations for the six months ended June 30, 2011.  The $2,253,000 of additional reserves recorded against foreclosed real estate was included in non-interest expenses on the statement of operations for the six months ended June 30, 2011.  Included in the $7,949,000 of loans transferred to foreclosed real estate were six loans totaling $2,392,000 that were not considered impaired per FASB ASC 310-10-35.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments – Continued

The estimated fair values of Bancorp's financial instruments as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)

Financial Assets
Cash and cash equivalents	$85,444	$85,444	$70,955	$70,955
Investment securities	39,358	40,179	27,311	27,556
FHLB stock	7,322	7,322	7,692	7,692
Loans held for sale	971	971	3,426	3,426
Loans receivable, net	735,340	772,009	778,937	819,864
Accrued interest receivable	3,629	3,629	3,918	3,918

Financial Liabilities
Deposits	$687,842	$691,452	$714,776	$719,142
FHLB advances	115,000	104,907	115,000	105,546
Subordinated debentures	24,119	24,119	24,119	24,119
Accrued interest payable	665	665	694	694

Off Balance Sheet Commitments	$-	$-	$-	$-

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

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Bancorp has evaluated the effect of ASU 2010-06 and believes adoption will not have a material effect on the consolidated financial statements.

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

In June 2011, the FASB issued amendments to ASU No. 2011-2 to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors.  The ASU clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession.  The ASU goes on to provide guidance on specific types of modifications such as changes in the interest rate of borrowing, and significant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulty.  The amendments to ASU No. 2011-2 are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  Bancorp has evaluated the effect of ASU 2011-2, as amended, and believes adoption will not have a material effect on the consolidated financial statements.

In June 2011, ASU 2011-4 was issued to amend FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards.  ASU No. 2011-4 clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets.  ASU No. 2011-4 also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction.  ASU No. 2011-4 also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy.  Lastly, ASU 2011-4 contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. ASU 2011-4 is effective for interim and annual periods beginning after December 15, 2011.

In June 2011, ASU No. 2011-5 was issued to amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards.  ASU No. 2011-5 prohibits the presentation of components of comprehensive income in the statement of stockholder’s equity.  Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income.  Under previous GAAP, all 3 presentations were acceptable.  Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements.  The provisions of ASU No. 2011-5 are effective for fiscal years and interim periods beginning after December 31, 2011.

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

Bancorp experienced a net loss for the quarter and six months ended June 30, 2011, primarily due to management’s decision to add approximately $3,000,000 to the loan loss reserves during the second quarter.  While non-performing assets continue to decrease, and loan delinquencies improve, management elected to add to the reserves as it continues to assess its loan portfolio.  Bancorp continues to experience challenges it and many other financial institutions face as a result of the weak economic recovery.  Some of those challenges, including increased loan delinquencies and a decrease in loan demand have improved from 2008 and 2009, but others, such as declines in the real estate values and financial stress on borrowers as a result of the recession continue.  The interest rate spread between Bancorp’s cost of funds and what it earns on loans has increased or remained even from 2009 and 2010 levels, respectively.

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

Results of Operations

Net income decreased by $1,439,000 to a net loss of ($846,000) for the second quarter of 2011, compared to net income of $593,000 for the second quarter of 2010.  Basic and diluted earnings (loss) per share decreased by $.15, to ($.13) for the second quarter of 2011 compared to $.02 for the second quarter of 2010. The decrease in net income and basic and diluted earnings (loss) per share over last year was primarily the result of management’s decision to add approximately $3,000,000 to the loan loss reserve during the second quarter of 2011 compared to $1,000,000 during the second quarter of 2010.  Net income decreased by $464,000 to a net loss of ($399,000) for the six months ended June 30, 2011, compared to net income of $65,000 for the six months ended June 30, 2010.  Basic and diluted earnings (loss) per share decreased by $.05, to ($.13) for the six months ended June 30, 2011 compared to ($.08) for the six months ended June 30, 2010.

Net interest income, which is interest earned net of interest expense, decreased by $742,000, or 9.2%, to $7,308,000 for the second quarter of 2011, compared to $8,050,000 for the second quarter of 2010. The primary reason for the decrease in net interest income was a decrease in Bancorp’s loan portfolio and a decrease in yield on the loan portfolio partially offset by a lower cost of funds.  Net interest income decreased $786,000, or 5.0%, to $14,880,000 for the six months ended June 30, 2011, compared to $15,666,000 for the six months ended June 30, 2010.

Bancorp’s loan portfolio is subject to varying degrees of credit risk and an allowance for loan losses is maintained to absorb losses inherent in its loan portfolio.  Credit risk includes, but is not limited to, the potential for borrower default and the failure of collateral to be worth what Bancorp determined it was worth at the time of the granting of the loan.  Bancorp monitors its loan delinquencies at least monthly.  All loans that are delinquent and all loans within the various categories of Bancorp’s portfolio as a group are evaluated.  Bancorp’s Board, with the advice and recommendation of Bancorp’s loss mitigation committee, estimates an allowance to be set aside for loan losses.  Included in determining the calculation are such factors as historical losses for each loan portfolio, current market value of the loan’s underlying collateral, inherent risk contained within the portfolio after considering the state of the general economy, economic trends, consideration of particular risks inherent in different kinds of lending and consideration of known information that may affect loan collectability.

The provision for loan losses increased by $1,987,000, or 198.7%, to $2,987,000 for the second quarter of 2011, compared to $1,000,000 for the second quarter of 2010. This increase was a result of management’s decision to increase the provision for loan losses during the quarter ended June 30, 2011 primarily for acquisition and development loans in the portfolio. The provision for loan losses increased by $77,000, or 2.2%, to $3,621,000 for the six months ended June 30, 2011, compared to $3,544,000 for the same period in 2010. Bancorp’s total loan portfolio has decreased from 2010.

Total non-interest income decreased by $90,000, or 16.8%, to $447,000 for the second quarter of 2011, compared to $537,000 for the second quarter of 2010. The primary reason for the decrease in non-interest income was a decrease in mortgage banking activities partially offset by increased real estate commissions and management fees by Hyatt Commercial. Total non-interest income decreased by $91,000, or 8.3%, to $1,009,000 for the six months ended June 30, 2011, compared to $1,100,000 for the same period in 2010. Real estate commissions increased $30,000, or 32.3%, to $123,000 for the second quarter of 2011, compared to $93,000 for the second quarter of 2010.  This increase was due to higher sales and leasing activity in 2011 compared to 2010. Real estate commissions increased $4,000, or 1.7%, to $234,000 for the six months ended June 30, 2011, compared to $230,000 for the same period in 2010.  Real estate management fees increased $26,000, or 19.5%, to $159,000 for the second quarter of 2011, compared to $133,000 for the second quarter of 2010.  Mortgage banking activities decreased $95,000, or 77.9%, to $27,000 for the second quarter of 2011, compared to $122,000 for the second quarter of 2010. This decrease was due to a decrease of loans sold on the secondary market in the second quarter of 2011 compared to the second quarter of 2010.  Real estate management fees increased $17,000, or 6.0%, to $301,000 for the six months ended June 30, 2011, compared to $284,000 for the same period in 2010.  Mortgage banking activities decreased by $39,000, or 17.6%, to $182,000 for the six months ended June 30, 2011, compared to $221,000 for the same period in 2010.

Total non-interest expenses decreased $362,000, or 5.5%, to $6,171,000 for the second quarter of 2011, compared to $6,533,000 for the second quarter of 2010.  Total non-interest expenses decreased $117,000, or 0.9%, to $12,880,000 for the six months ended June 30, 2011, compared to $12,997,000 for the same period in 2010. Compensation and related expenses increased by $5,000, or 0.2%, to $2,511,000 for the second quarter of 2011, compared to $2,506,000 for the second quarter of 2010. Compensation and related expenses increased by $167,000, or 3.4%, to $5,125,000 for the six months ended June 30, 2011, compared to $4,958,000 for the same period in 2010. This increase was primarily because of vacated positions being filled by newly hired employees during the first quarter of 2011. Net occupancy costs decreased by $18,000, or 5.6%, to $301,000 for the second quarter of 2011, compared to $319,000 for the second quarter of 2010.  Net occupancy costs decreased by $197,000, or 26.2%, to $556,000 for the six months ended June 30, 2011, compared to $753,000 for the same period in 2010. This decrease was the result of increased rents collected on a previously unoccupied space beginning in the fourth quarter of 2010 which helped offset occupancy costs. Foreclosed real estate expenses, net decreased by $152,000, or 9.3%, to $1,489,000 for the second quarter of 2011, compared to $1,641,000 for the second quarter of 2010.  Foreclosed real estate expenses, net increased by $171,000, or 5.2%, to $3,434,000 for the six months ended June 30, 2011, compared to $3,263,000 for the same period in 2010. These differences were the result of the timing of foreclosure expenses incurred during the first and second quarter. Legal fees decreased by $88,000, or 25.8%, to $253,000 for the second quarter of 2011, compared to $341,000 for the second quarter of 2010.  Legal fees decreased $172,000, or 28.2%, to $437,000 for the six months ended June 30, 2011, compared to $609,000 for the same period in 2010. These decreases were the result of Bancorp’s ability during 2011 to utilize employees for certain services previously provided by outside legal firms. FDIC assessments and regulatory expense increased by $14,000, or 2.5% to $582,000 for the second quarter of 2011, compared to $568,000 for the second quarter of 2010.  This increase represents the annual increase that occurs in the assessments. FDIC assessments and regulatory expense increased by $13,000, or 1.2% to $1,142,000 for the six months ended June 30, 2011, compared to $1,129,000 for the same period in 2010. Other non-interest expenses decreased by $123,000, or 10.6%, to $1,035,000 for the second quarter of 2011 compared to $1,158,000 for the second quarter of 2010. This decrease was a result of lower training expenses, credit reports, and office expenses, partially offset by higher marketing, advertising, printing and accounting expenses. Other non-interest expenses decreased by $99,000, or 4.3%, to $2,186,000 for the six months ended June 30, 2011 compared to $2,285,000 for the same period in 2010.

Income Taxes

Income tax expense decreased by $1,018,000 to an income tax benefit of $557,000 for the second quarter of 2011 compared to an income tax expense of $461,000 for the second quarter of 2010.  The decrease was consistent with the decrease in pretax income (loss). The effective tax rate for the second quarter of 2011 was 39.7% compared to 43.7% for the second quarter of 2010. Income tax expense decreased by $373,000 to an income tax benefit of $213,000 for the six months ended June 30, 2011 compared to an income tax expense of $160,000 for the same period in 2010. The effective tax rate for the six months ended June 30, 2011 was 34.8% compared to 71.1% for the same period in 2010.  The change in the effective tax rates was primarily due to a valuation allowance placed on a portion of the deferred tax asset resulting from current state operating loss carryforwards.

Analysis of Financial Condition

Total assets decreased $25,171,000, or 2.6%, to $937,372,000 at June 30, 2011, compared to $962,543,000 at December 31, 2010.  Cash and cash equivalents increased by $14,489,000, or 20.4%, to $85,444,000 at June 30, 2011, compared to $70,955,000 at December 31, 2010. This increase was primarily in correspondent bank balances. The loan portfolio decreased, as net loans receivable decreased $43,597,000, or 5.6%, to $735,340,000 at June 30, 2011, compared to $778,937,000 at December 31, 2010.  This decrease was the result of the continued general slowdown in loan demand during the first six months of 2011 and the transfer of $7,949,000 of net loans to foreclosed real estate.  Loans held for sale decreased $2,455,000, or 71.7%, to $971,000 at June 30, 2011, compared to $3,426,000 at December 31, 2010.  This decrease was primarily due to lower loan demand and the timing of loans pending sale as of June 30, 2011.  Foreclosed real estate decreased $3,664,000, or 17.5%, to $17,291,000 at June 30, 2011 compared to $20,955,000 at December 31, 2010. Total deposits decreased $26,934,000, or 3.8%, to $687,842,000 at June 30, 2011 compared to $714,776,000 at December 31, 2010.  These changes were primarily the result of Bancorp’s continued monitoring of the deposit portfolio and allowing higher rate deposits to leave.   Long-term borrowings remained at $115,000,000 at June 30, 2011, compared to December 31, 2010.  These borrowings do not mature until 2014 or later and would incur prepayment penalties if paid earlier.

Stockholders’ Equity

Total stockholders’ equity decreased $1,095,000, or 1.0%, to $105,005,000 at June 30, 2011 compared to $106,100,000 as of December 31, 2010.  This decrease was primarily a result of the net loss for the first six months of 2011 and dividends paid to its preferred stockholders.

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

Management believes it has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $175,649,000 at June 30, 2011.  Based on past experience, management believes that a significant portion of such deposits will remain with Bancorp. At June 30, 2011, Bancorp had commitments to originate mortgage loans of $1,998,000, unadvanced home equity lines of credit of $14,108,000, unadvanced construction commitments of $19,456,000, unused lines of credit of $27,431,000, and commitments under standby letters of credit of $17,372,000.  Bancorp has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise. As of June 30, 2011, outstanding FHLB Atlanta borrowings totaled $115,000,000, and Bancorp had available to it an additional $77,610,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities decreased $3,605,000 to $12,404,000 for the six months ended June 30, 2011, compared to $16,009,000 for the same period in 2010. This decrease was primarily the result of decreases in proceeds from loans sold to others, partially offset by a decrease in loan originations in 2011.  Net cash provided by investing activities for the six months ended June 30, 2011 was $29,744,000 compared to $7,230,000 used in investing activities for the same period in 2010, an increase of $36,974,000.  This increase was primarily due to a net decrease in loans in 2011 compared to a net increase in 2010.  Net cash used in financing activities decreased by $58,647,000 to $27,659,000 for the six months ended June 30, 2011, compared to $30,988,000 provided by for the same period in 2010.  This decrease was primarily due to a decrease in deposits in 2011 with an increase in deposits during the same period in 2010.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of twenty percent (20%) of its total assets, with the FHLB Atlanta.  As of June 30, 2011, the total available line of credit with the FHLB Atlanta was approximately $192,610,000, of which $115,000,000 was outstanding in the form of long-tem borrowings.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public. The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of June 30, 2011 (dollars in thousands):

Principal Amount	Rate	Maturity
$-	-%	2011
-	-%	2012
-	-%	2013
25,000	2.94% to 4.21%	2014
40,000	3.71% to 4.34%	2015
50,000	2.58% to 4.05%	Thereafter
$115,000

Subordinated Debentures

As of June 30, 2011, Bancorp had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association, as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (0.27800% as of June 30, 2011) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

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

The aggregate principal amount of Subordinated Notes outstanding at June 30, 2011 was $3,500,000.  The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Debt issuance costs totaled $245,000 and are being amortized over 10 years.

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

On November 21, 2008, Bancorp entered into an agreement with the United States Department of the Treasury (“Treasury”), pursuant to which Bancorp issued and sold (i) 23,393 shares of its Series B Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.01 per share and liquidation preference $1,000 per share, (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 556,976 shares of Bancorp’s common stock, par value $0.01 per share, for an aggregate purchase price of $23,393,000.  Costs related to the issuance of the preferred stock and warrants totaled $45,000 and were netted against the proceeds.  The Series B Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.

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

Average Balance Sheet

The following table presents Bancorp’s distribution of the average consolidated balance sheets and net interest analysis for the six months ended June 30, 2011 and June 30, 2010:

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$775,255	$22,576	5.82%	$832,871	$25,546	6.13%
Held to maturity securities (2)	34,301	272	1.59%	12,765	51	0.80%
Other interest-earning assets (3)	59,223	104	0.35%	35,166	44	0.25%

Total interest-earning assets	868,779	22,952	5.28%	880,802	25,641	5.82%

Non-interest earning assets	86,896			93,170

Total assets	$955,675			$973,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$293,274	1,260	0.86%	$278,180	2,126	1.53%
Certificates of deposit	412,643	4,236	2.05%	439,919	5,036	2.29%
Borrowings	139,119	2,576	3.70%	149,119	2,813	3.77%

Total interest-bearing liabilities	845,036	8,072	1.91%	867,218	9,975	2.30%

Non-interest bearing liabilities	4,269			4,518

Stockholders' equity	106,370			102,236

Total liabilities and stockholders’ equity	$955,675			$973,972

Net interest income and interest rate spread		$14,880	3.37%		$15,666	3.52%

Net interest margin			3.43%			3.56%

Average interest-earning assets to average interest-bearing liabilities			102.81%			101.57%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	Bancorp does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 12 to the unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2010, as reported in Bancorp’s Form 10-K filed with the SEC on March 15, 2011.

Item 4. Controls and Procedures

Under the supervision and with the participation of Bancorp’s management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011.  Based upon this evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, Bancorp’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by Bancorp in its reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in Bancorp's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, Bancorp's internal control over financial reporting.

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

SEVERN BANCORP, INC.

August 12, 2011	_Alan J. Hyatt___________________________
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

August 12, 2011	_Thomas G. Bevivino______________________
Thomas G. Bevivino, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002