Form 10-Q
period 2011-09-30
SEVERN BANCORP INC
filed 2011-11-10
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer  ☐                                                                                                             Accelerated filer ☐

Non- accelerated filer (Do not check if a smaller reporting company)  ☐                       Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on November 10, 2011: 10,066,679 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

  i

PART I– FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$32,037	$33,339
Interest-bearing deposits in other banks	40,476	20,149
Federal funds sold	19,275	17,467
Cash and cash equivalents	91,788	70,955
Investment securities held to maturity	40,325	27,311
Loans held for sale	4,998	3,426
Loans receivable, net of allowance for loan losses of
$30,358 and $29,871, respectively	711,170	778,937
Premises and equipment, net	27,489	28,327
Foreclosed real estate	19,158	20,955
Federal Home Loan Bank stock at cost	7,140	7,692
Accrued interest receivable and other assets	23,945	24,940

Total assets	$926,013	$962,543

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$678,717	$714,776
Long-term borrowings	115,000	115,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	2,962	2,548

Total liabilities	820,798	856,443

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized;
Preferred stock series “A”, 437,500 shares issued and outstanding	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized;
10,066,679 shares issued and outstanding	101	101
Additional paid-in capital	74,604	74,352
Retained earnings	30,506	31,643

Total stockholders' equity	105,215	106,100

Total liabilities and stockholders' equity	$926,013	$962,543

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Interest Income
Loans, including fees	$10,764	$11,930	$33,340	$37,476
Securities, taxable	170	106	442	157
Other	57	47	161	91
Total interest income	10,991	12,083	33,943	37,724

Interest Expense
Deposits	2,557	3,465	8,053	10,627
Long-term borrowings and subordinated debentures	1,299	1,441	3,875	4,254
Total interest expense	3,856	4,906	11,928	14,881

Net interest income	7,135	7,177	22,015	22,843
Provision for loan losses	850	1,000	4,471	4,544
Net interest income after provision for loan losses	6,285	6,177	17,544	18,299

Non-Interest Income
Real estate commissions	187	160	421	390
Real estate management fees	168	154	469	438
Mortgage banking activities	118	202	300	423
Other	155	208	447	573
Total non-interest income	628	724	1,637	1,824

Non-Interest Expenses
Compensation and related expenses	2,543	2,467	7,668	7,425
Occupancy	316	405	872	1,158
Foreclosed real estate expenses, net	1,242	1,065	4,676	4,328
Legal fees	239	379	676	988
FDIC assessments and regulatory expense	553	594	1,695	1,723
Other	1,066	1,121	3,252	3,406
Total non-interest expenses	5,959	6,031	18,839	19,028

Income before income tax provision	954	870	342	1,095
Income tax provision	403	385	190	545
Net income	551	485	152	550
Amortization of discount on preferred stock	(68)	(68)	(203)	(203)
Dividends on preferred stock	(362)	(362)	(1,087)	(1,087)
Net income (loss) available to common stockholders	$121	$55	$(1,138)	$(740)
Basic earnings (loss) per share	$.01	$.01	$(.11)	$(.07)
Diluted earnings (loss) per share	$.01	$.01	$(.11)	$(.07)
Common stock dividends declared per share	$-	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2011	2010

Cash Flows from Operating Activities

Net income	$152	$550
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of deferred loan fees	(1,038)	(1,158)
Net amortization of premiums and
discounts	124	57
Provision for loan losses	4,471	4,544
Provision for depreciation	936	924
Gain on sale of loans	(300)	(423)
Loss on sale of foreclosed real estate	619	299
Provision for foreclosed real estate losses	3,151	2,907
Proceeds from loans sold to others	24,649	33,856
Loans originated for sale	(25,921)	(37,272)
Stock-based compensation expense	50	119
(Increase) decrease in net deferred tax asset	(317)	2,117
Decrease in accrued interest receivable
and other assets	1,312	776
Increase in accrued interest payable and other liabilities	414	1,534

Net cash provided by operating activities	8,302	8,830

Cash Flows from Investing Activities

Purchase of investment securities held to maturity	(19,447)	(20,359)
Proceeds from maturing investment securities	6,000	1,000
Principal collected on mortgage-backed securities	309	21
Net decrease in loans	50,731	6,302
Proceeds from sale of foreclosed real estate	12,134	17,968
Investment in foreclosed real estate	(504)	(228)
Investment in premises and equipment	(98)	(351)
Redemption of Federal Home Loan Bank Stock	552	617
Net cash provided by investing activities	49,677	4,970

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For the Nine Months Ended September 30,
	2011	2010

Cash Flows from Financing Activities

Net increase (decrease) in deposits	(36,059)	6,990
Series “A” preferred stock dividend paid	(210)	(210)
Series “B” preferred stock dividend paid	(877)	(877)

Net cash (used in) provided by financing activities	(37,146)	5,903

Increase in cash and cash equivalents	20,833	19,703
Cash and cash equivalents at beginning of year	70,955	51,401

Cash and cash equivalents at end of period	$91,788	$71,104

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest	$11,952	$14,873

Income taxes	$476	$-

Transfer of loans to foreclosed real estate	$13,603	$18,155

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011 or any other interim period.  The unaudited consolidated financial statements for the three and nine months ended September 30, 2011 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Not included in the diluted earnings per share calculation for the three and nine month periods ended September 30, 2011, because they were anti-dilutive, were 100,000 shares of common stock issuable upon exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.  Not included in the diluted earnings per share calculation for the three and nine month periods ended September 30, 2010, because they were anti-dilutive, were 192,565 shares of common stock issuable upon the exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Common shares – weighted average (basic)	10,066,679	10,066,679	10,066,679	10,066,679
Common share equivalents – weighted average	-	-	-	-
Common shares – diluted	10,066,679	10,066,679	10,066,679	10,066,679

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

	Actual	Actual	To Be Well Capitalized Under
	at September 30, 2011	at December 31, 2010	Prompt Corrective Provisions
Tangible (1)	12.4%	12.3%	N/A
Tier I Capital (2)	16.6%	15.6%	6.0%
Core (1)	12.4%	12.3%	5.0%
Total Capital (2)	17.9%	16.8%	10.0%

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

There were no options granted during the nine months ended September 30, 2011.

Stock-based compensation expense for the three and nine months ended September 30, 2011 totaled $21,000 and $50,000, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2010 totaled $43,000 and $119,000, respectively. There were no options granted or exercised during the nine months ended September 30, 2011 and 100,000 options granted and no options exercised during the nine months ended September 30, 2010.

Information regarding Bancorp’s stock-based compensation plan as of and for the nine months ended September 30, 2011 is as follows:

	2011
		Weighted Average
	Shares	Price
Options outstanding, December 31, 2010	190,750	$9.79
Options granted	-	-
Options exercised	-	-
Options forfeited	(90,750)	$15.93
Options outstanding, September 30, 2011	100,000	$4.21
Options exercisable, September 30, 2011	30,834	$4.21

The aggregate intrinsic value of the options outstanding as of September 30, 2011 and December 31, 2010 was $0.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 8 - Stock-Based Compensation - continued

The following table summarizes the stock options outstanding and exercisable as of September 30, 2011.

Options Outstanding and Exercisable
		Weighted Average Remaining	Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price

$4.13	24,667	3.46	$4.13
$4.54	6,167	3.46	$4.54
$4.13-$4.54	30,834	3.46	$4.21

As of September 30, 2011, there was $147,000 of total unrecognized stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a period of forty-two months.

Note 9 - Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011:
US Treasury securities	$34,481	$1,380	$(1)	$35,860
US Agency securities	5,186	51	-	5,237
US government sponsored
mortgage-backed securities	658	49	-	707
Total	$40,325	$1,480	$(1)	$41,804

December 31, 2010:

US Treasury securities	$21,104	$223	$(2)	$21,325
US Agency securities	5,233	-	(37)	5,196
US Government sponsored
mortgage-backed securities	974	61	-	1,035
Total	$27,311	$284	$(39)	$27,556

The estimated fair value of debt securities at September 30, 2011, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED
Note 9 - Investment Securities - continued

	Held to Maturity
	(dollars in thousands)
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$7,005	$7,031
Due from one year to five years	24,431	25,190
Due from five years to ten years	8,231	8,876
US government sponsored mortgage-backed securities	658	707
	$40,325	$41,804

On September 30, 2011 and December 31, 2010, there were $7,439,000 and $8,760,000, respectively, in US Treasury securities and mortgage-backed securities pledged as collateral.

The following tables show fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010. Included in the table are one treasury security in 2011 and one treasury security and five agency securities in 2010. Management believes that the unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds and are not necessarily related to the credit quality of the issuers of the securities. In addition, Bancorp does not intend to sell, nor does it believe it will be more likely than not that it will be required to sell, any impaired securities prior to a recovery of amortized cost.  These unrealized losses are considered temporary as they reflect fair values on September 30, 2011 and December 31, 2010 and are subject to change daily as interest rates fluctuate.

	Less than 12 months		12 Months or More			Total
		Unrealized		Unrealized			Unrealized
	Fair Value	Losses	Fair Value	Losses		Fair Value	Losses
September 30, 2011:	(dollars in thousands)

US Treasury securities	$1,005	$(1)	$-	$	(-)	$1,005	$(1)
US Agency securities	-	(-)	-		(-)	-	(-)
Total	$1,005	$(1)	$-	$	(-)	$1,005	$(1)

December 31, 2010:

US Treasury securities	$1,033	$(2)	$-	$	(-)	$1,033	$(2)
US Agency securities	5,196	(37)	-		(-)	5,196	(37)
Total	$6,229	$(39)	$-	$	(-)	$6,229	$(39)

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable

Loans receivable consist of the following:	September 30	December 31
	2011	2010
	(dollars in thousands)

Residential mortgage, total	$304,567	$326,255
Individually evaluated for impairment	48,804	59,189
Collectively evaluated for impairment	255,763	267,066
Home equity, total	42,639	43,501
Individually evaluated for impairment	1,087	975
Collectively evaluated for impairment	41,552	42,526
Lines of credit, total	35,059	36,642
Individually evaluated for impairment	3,198	4,564
Collectively evaluated for impairment	31,861	32,078
Commercial real estate, total	205,456	212,477
Individually evaluated for impairment	19,804	23,683
Collectively evaluated for impairment	185,652	188,794
Construction, land acquisition and
development, total	103,630	144,098
Individually evaluated for impairment	30,534	21,937
Collectively evaluated for impairment	73,096	122,161
Land, total	59,639	63,155
Individually evaluated for impairment	9,037	10,196
Collectively evaluated for impairment	50,602	52,959
Commercial non-real estate, total	5,082	8,434
Individually evaluated for impairment	486	305
Collectively evaluated for impairment	4,596	8,129
Consumer, total	1,965	1,302
Individually evaluated for impairment	925	61
Collectively evaluated for impairment	1,040	1,241
Total Loans	758,037	835,864
Individually evaluated for impairment	113,875	120,910
Collectively evaluated for impairment	644,162	714,954
Less
Loans in process	(13,912)	(23,851)
Allowance for loan losses	(30,358)	(29,871)
Deferred loan origination fees and costs, net	(2,597)	(3,205)
	$711,170	$778,937

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

The loan portfolio segments and loan classes disclosed above are the same because this is the level of detail management uses when the original loan is recorded and is the level of detail used by management to assess and monitor the risk and performance of the portfolio.  Management has determined that this level of detail is adequate to understand and manage the inherent risks within each portfolio segment and loan class.

Allowance for Loan Losses - An allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.  Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under GAAP. Actual results could differ significantly from those estimates.  Management believes the allowance for losses on loans is adequate. While management uses available information to estimate losses on loans, future additions to the allowances may be necessary based on changes in economic conditions, particularly in the state of Maryland.  In addition, various regulatory agencies, periodically review the Bank's allowance for losses on loans as an integral part of their examination process.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Note 10 – Loans Receivable – Continued

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

Bancorp recognized $707,000 and $1,220,000 of interest income and capitalized interest in its loan portfolio from interest reserves during the nine months ended September 30, 2011 and 2010, respectively.  None of the loans where interest reserves were recorded as capitalized interest were non-performing.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED
 Note 10 - Loans Receivable - Continued

The following is a summary of the allowance for loan losses at September 30, 2011 and December 31, 2010 and for the three and nine month periods ended September 30, 2011 and the year ended December 31, 2010 (dollars in thousands):

	Total	Residential Mortgage	Acquisition and Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Twelve months December 2010 Beginning Balance	$34,693	$19,621	$1,492	$5,539	$20	$5,506	$82	$2,425	$8
Provision	5,744	3,443	2,505	1,782	438	(1,034)	49	(1,446)	7
Charge-offs	(10,666)	(6,825)	-	(3,096)	-	(523)	-	(217)	(5)
Recoveries	100	100	-	-	-	-	-	-	-
Ending Balance	$29,871	$16,339	$3,997	$4,225	$458	$3,949	$131	$762	$10
Ending balance related to:
Loans individually evaluated for impairment	$14,540	$8,149	$2,645	$2,282	$264	$766	$-	$434	$-
Loans collectively evaluated for impairment	$15,331	$8,190	$1,352	$1,943	$194	$3,183	$131	$328	$10

Nine months September 2011
Beginning Balance	$29,871	$16,339	$3,997	$4,225	$458	$3,949	$131	$762	$10
Provision	4,471	(900)	3,436	(760)	(52)	871	691	443	742
Charge-offs	(3,984)	(1,921)	(741)	(811)	-	(497)	-	(12)	(2)
Recoveries	-	-	-	-	-	-	-	-	-
Ending Balance	$30,358	$13,518	$6,692	$2,654	$406	$4,323	$822	$1,193	$750
Ending balance related to:
Loans individually evaluated for impairment	$14,542	$6,514	$3,532	$1,600	$150	$1,055	$159	$791	$741
Loans collectively evaluated for impairment	$15,816	$7,004	$3,160	$1,054	$256	$3,268	$663	$402	$9

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

 Note 10 - Loans Receivable - Continued

Three months September 2011	Total	Residential Mortgage	Acquisition and Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Beginning Balance	$31,103	$13,394	$6,868	$3,679	$395	$4,298	$391	$1,325	$753
Provision	850	512	(23)	(431)	11	485	431	(132)	(3)
Charge-offs	(1,595)	(388)	(153)	(594)	-	(460)	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Ending Balance	$30,358	$13,518	$6,692	$2,654	$406	$4,323	$822	$1,193	$750

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

The following table presents Bancorp’s non-performing assets as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011	Number of loans	December 31, 2010	Number of loans

Loans accounted for on a non-accrual basis:
Residential mortgage	$11,644	32	$18,778	46
Home equity	418	4	118	2
Lines of credit	1,971	3	4,265	8
Commercial real estate	1,671	3	1,927	6
Acquisition and development	15,792	17	15,160	17
Land	4,089	13	5,890	21
Commercial non-real estate	5	1	-	-
Consumer	34	3	26	2
Total non-accrual loans	$35,624	76	$46,164	102
Accruing loans greater than 90 days past due	$-		$-
Foreclosed real-estate	$19,158		$20,955
Total non-performing assets	$54,782		$67,119
Total troubled debt restructurings	$62,888	116	$72,029	135
Total non-accrual loans to net loans	5.0%		5.9%
Allowance for loan losses	$30,358		$29,871
Allowance to total loans	4.1%		3.7%
Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	85.2%		64.7%
Total non-accrual and accruing loans greater than
90 days past due to total assets	3.8%		4.8%
Total non-performing assets to total assets	5.9%		7.0%

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize impaired loans at September 30, 2011 and December 31, 2010 and the three and nine months ended September 30, 2011 and the year ended December 31, 2010 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2011
Residential mortgage	$31,082	$6,514	$17,723	$48,805	$48,805
Home equity	888	791	199	1,087	1,087
Lines of credit	601	150	2,597	3,198	3,198
Commercial real estate	4,296	1,055	15,508	19,804	19,804
Acquisition and development	21,556	3,532	8,978	30,534	30,534
Land	3,622	1,600	5,415	9,037	9,037
Commercial non-real estate	177	159	309	486	486
Consumer	826	741	98	924	924
Total impaired loans	$63,048	$14,542	$50,827	$113,875	$113,875

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2010
Residential mortgage	$38,251	$8,149	$20,938	$59,189	$59,189
Home equity	568	434	407	975	975
Lines of credit	836	264	3,728	4,564	4,564
Commercial real estate	3,975	766	19,708	23,683	23,683
Acquisition and development	17,273	2,645	4,664	21,937	21,937
Land	6,567	2,282	3,629	10,196	10,196
Commercial non-real estate	-	-	305	305	305
Consumer	-	-	61	61	61
Total impaired loans	$67,470	$14,540	$53,440	$120,910	$120,910

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Nine months September 30, 2011
Residential mortgage	$31,215	$723	$17,996	$587	$49,211	$1,310
Home equity	888	17	199	4	1,087	21
Lines of credit	604	23	2,597	43	3,201	66
Commercial real estate	4,318	152	15,576	712	19,894	864
Acquisition and development	22,014	674	9,126	216	31,140	890
Land	3,637	141	5,415	94	9,052	235
Commercial non-real estate	177	-	311	16	488	16
Consumer	826	-	98	-	924	-
Total impaired loans	$63,679	$1,730	$51,318	$1,672	$114,997	$3,402

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three months September 30, 2011
Residential mortgage	$31,094	$159	$17,810	$178	$48,904	$337
Home equity	888	4	199	1	1,087	5
Lines of credit	604	5	2,597	15	3,201	20
Commercial real estate	4,301	45	15,503	225	19,804	270
Acquisition and development	21,560	179	8,986	68	30,546	247
Land	3,627	36	5,414	17	9,041	53
Commercial non-real estate	177	-	311	-	488	-
Consumer	826	-	98	-	924	-
Total impaired loans	$63,077	$428	$50,918	$504	$113,995	$932

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Twelve months December 31, 2010
Residential mortgage	$39,382	$1,508	$21,611	$1,057	$60,993	$2,565
Home equity	568	21	407	17	975	38
Lines of credit	985	167	3,294	115	4,279	282
Commercial real estate	4,034	248	19,838	1,420	23,872	1,668
Acquisition and development	19,327	1,212	5,307	303	24,634	1,515
Land	6,572	288	3,772	492	10,344	780
Commercial non-real estate	-	-	900	45	900	45
Consumer	-	-	61	-	61	-
Total impaired loans	$70,868	$3,444	$55,190	$3,449	$126,058	$6,893

Changes in impaired loans during the three and nine months ended September 30, 2011 is as follows (dollars in thousands):

	For the three months ended September 30, 2011	For the nine months ended September 30, 2011
Impaired loans at beginning of period	$120,201	$120,910
Added to impaired loans	6,635	28,690
Gross loans transferred to foreclosed real estate	(6,877)	(16,681)
Paid off prior to foreclosure	(6,084)	(19,044)
Impaired loans at September 30, 2011	$113,875	$113,875

Bancorp recognized $119,000 and $551,000 and $2,599,000 of interest income on impaired loans using a cash-basis method of accounting for the three and nine months ended September 30, 2011 and the year ended December 31, 2010, respectively. Bancorp did not record any interest income attributable to the change in present value attributable to the passage of time.  Bancorp deems its loans to be collateral based, and therefore, assesses impairment based on the net value of the underlying collateral.

Included in the above impaired loans amount at September 30, 2011 was $78,251,000 of loans that are not in non-accrual status. In addition, there was a total of $48,805,000 of residential real estate loans included in impaired loans at September 30, 2011, of which $39,992,000 were to consumers and $8,813,000 to builders. The collateral supporting impaired loans is individually reviewed by management to determine its estimated fair market value, less estimated disposal cost and a specific allowance is established, if necessary, for the difference between the carrying amount of any loan and the estimated fair value of the collateral less estimated disposal cost.

Of the impaired loans, $63,048,000 and $67,470,000 had a specific valuation allowance of $14,542,000 and $14,540,000 at September 30, 2011 and December 31, 2010, respectively. Impaired loans averaged $114,997,000 and $126,058,000 for the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total

September 30, 2011
Residential mortgage	$262,869	$12,835	$28,367	$496	$304,567
Home equity	39,711	1,862	1,066	-	42,639
Lines of credit	29,819	2,450	2,790	-	35,059
Commercial real estate	190,718	7,158	7,580	-	205,456
Acquisition and development	66,662	4,322	32,646	-	103,630
Land	44,730	5,591	9,318	-	59,639
Commercial non-real estate	4,647	38	338	59	5,082
Consumer	1,041	109	23	792	1,965
Total loans	$640,197	$34,365	$82,128	$1,347	$758,037

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2010
Residential mortgage	$281,027	$9,999	$35,229	$-	$326,255
Home equity	41,030	1,497	974	-	43,501
Lines of credit	28,979	2,796	4,867	-	36,642
Commercial real estate	197,031	3,667	11,779	-	212,477
Acquisition and development	105,052	13,481	25,565	-	144,098
Land	48,384	5,708	9,063	-	63,155
Commercial non-real estate	8,091	38	305	-	8,434
Consumer	1,243	-	59	-	1,302
Total loans	$710,837	$37,186	$87,841	$-	$835,864

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
September 30, 2011
Residential mortgage	$280,216	$9,730	$2,977	$-	$12,707	$11,644	$304,567
Home equity	41,454	767	-	-	767	418	42,639
Lines of credit	32,746	342	-	-	342	1,971	35,059
Commercial real estate	199,620	3,995	170	-	4,165	1,671	205,456
Acquisition and development	83,622	2,362	1,854	-	4,216	15,792	103,630
Land	53,405	1,655	490	-	2,145	4,089	59,639
Commercial non-real estate	5,077	-	-	-	-	5	5,082
Consumer	1,914	17	-	-	17	34	1,965
Total loans	$698,054	$18,868	$5,491	$-	$24,359	$35,624	$758,037

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
December 31, 2010
Residential mortgage	$297,793	$5,028	$4,656	$-	$9,684	$18,778	$326,255
Home equity	43,138	115	130	-	245	118	43,501
Lines of credit	29,465	854	2,058	-	2,912	4,265	36,642
Commercial real estate	206,434	3,058	1,058	-	4,116	1,927	212,477
Acquisition and development	122,858	1,950	4,130	-	6,080	15,160	144,098
Land	52,492	3,865	908	-	4,773	5,890	63,155
Commercial non-real estate	8,434	-	-	-	-	-	8,434
Consumer	1,272	4	-	-	4	26	1,302
Total loans	$761,886	$14,874	$12,940	$-	$27,814	$46,164	$835,864

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Bancorp offers a variety of modifications to borrowers.  The modification categories offered can generally be described in the following categories:

•	Rate Modification – A modification in which the interest rate is changed.
•	Term Modification – A modification in which the maturity date, timing of payments or frequency of payments is changed.
•	Interest Only Modification – A modification in which the loan is converted to interest only payments for a period of time.
•	Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification above,
•	Combination Modification – Any other type of modification, including the use of multiple categories above.

The following tables summarize troubled debt restructurings at September 30, 2011 (dollars in thousands):

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Residential mortgage	69	$30,835	$30,323
Home equity	-	-	-
Lines of credit	2	372	372
Commercial real estate	8	7,677	7,522
Acquisition and development	9	12,623	12,507
Land	11	3,629	3,451
Commercial non-real estate	-	-	-
Consumer	-	-	-
Total loans	99	$55,136	$54,175

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Residential mortgage	9	$3,541	$3,534
Home equity	1	100	100
Lines of credit	-	-	-
Commercial real estate	1	807	807
Acquisition and development	5	3,994	3,994
Land	1	280	278
Commercial non-real estate	-	-	-
Consumer	-	-	-
Total loans	17	$8,722	$8,713

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Bancorp has not purchased, sold or reclassified any loans to held for sale during the periods discussed.  Only loans originated specifically for sale are recorded as held for sale at the period ended September 30, 2011 and December 31, 2010.

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

The following tables present newly restructured loans that occurred during the three and nine months ended September 30, 2011:

	Three months ended September 30, 2011
	Rate Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts
Pre-Modification Outstanding Recorded Investment:

Residential mortgage	$598	1	$7,387	15	$7,985	16
Home equity	-	-	-	-	-	-
Lines of credit	232	1	-	-	232	1
Commercial real estate	-	-	1,595	2	1,595	2
Acquisition and development	-	-	387	1	387	1
Land	-	-	1,367	4	1,367	4
Commercial non-real estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$830	2	$10,736	22	$11,566	24

Post-Modification Outstanding Recorded Investment:

Residential mortgage	$552	1	$7,314	15	$7,866	16
Home equity	-	-	-	-	-	-
Lines of credit	232	1	-	-	232	1
Commercial real estate	-	-	1,636	2	1,636	2
Acquisition and development	-	-	387	1	387	1
Land	-	-	1,361	4	1,361	4
Commercial non-real estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$784	2	$10,698	22	$11,482	24

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable – Continued

	Nine months ended September 30, 2011
	Rate Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts
Pre-Modification Outstanding Recorded Investment

Residential mortgage	$817	2	$22,015	42	$22,832	44
Home equity	-	-	-	-	-	-
Lines of credit	232	1	-	-	232	1
Commercial real estate	262	1	3,887	4	4,149	5
Acquisition and development	3,930	1	6,332	6	10,262	7
Land	552	1	1,811	6	2,363	7
Commercial non-real estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$5,793	6	$34,045	58	$39,838	64

Post-Modification Outstanding Recorded Investment:

Residential mortgage	$771	2	$21,640	42	$22,411	44
Home equity	-	-	-	-	-	-
Lines of credit	232	1	-	-	232	1
Commercial real estate	262	1	3,915	4	4,177	5
Acquisition and development	3,930	1	6,442	6	10,372	7
Land	551	1	1,804	6	2,355	7
Commercial non-real estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$5,746	6	$33,801	58	$39,547	64

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Interest on TDRs was accounted for under the following methods as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	Number of Contracts	Accrual Status	Number of Contracts	Non-Accrual Status	Total Number of Contracts	Total Modifications
September 30, 2011
Residential mortgage	45	$17,969	33	$15,887	78	$33,856
Home equity	1	100	-	-	1	100
Lines of credit	1	140	1	232	2	372
Commercial real estate	6	6,177	3	2,153	9	8,330
Acquisition and development	10	14,430	4	2,071	14	16,501
Land	6	1,925	6	1,804	12	3,729
Commercial non-real estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	69	$40,741	47	$22,147	116	$62,888
December 31, 2010
Total loans	88	$39,834	47	$32,195	135	$72,029

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

Bancorp performs A note/B note workout structures as a subset of Bancorp’s troubled debt restructuring strategy.  The amount of loans restructured using this structure was $4,517,000 as of September 30, 2011.

Under an A note/B note workout structure, the new A note is underwritten in accordance with customary troubled debt restructuring underwriting standards and is reasonably assured of full repayment while the B note is not.  The B note is immediately charged off upon restructuring.

If the loan was on accrual prior to the troubled debt restructuring being documented with the loan legally bifurcated into an A note fully supporting accrual status and a B note or amount contractually forgiven and charged off, the A note may remain on accrual status.  If the loan was on nonaccrual status at the time the troubled

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

debt restructuring was documented with the loan legally bifurcated into an A note fully supporting accrual status and a B note or amount contractually forgiven and fully charged off, the A note may be returned to accrual status, and risk rated accordingly, after a reasonable period of performance under the troubled debt restructuring terms.  Six months of payment performance is generally required to return these loans to accrual status.

The A note will continue to be classified as a troubled debt restructuring and may only be removed from impaired status in years after the restructuring if (a) the restructuring agreement specifies an interest rate equal to or greater than the rate that Bancorp was willing to accept at the time of the restructuring for a new loan with a comparable risk and (b) the loan is not impaired based on the terms specified by the restructuring agreement.

The total TDRs charged off and related allocated allowance for loan losses as of September 30, 2011 and December 31, 2010 are as follows (dollars in thousands):

	September 30,	December 31,
	2011	2010

Charge offs	$-	$-
Allowance for Loan Losses - Specific	7,825	6,054
	$7,825	$6,054

Bancorp participates in the government sponsored Home Affordable Refinance Program (“HARP”) and Home Affordable Modification Program (“HAMP”) programs, but only in the capacity as servicer on behalf of investor loans that have been sold.

Mortgage loans serviced for others not included in the accompanying consolidated statements of financial condition totaled $82,707,000 and $82,082,000 at September 30, 2011 and December 31, 2010, respectively.

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

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	September 30, 2011	December 31, 2010
Standby letters of credit	$14,372	$17,959
Home equity lines of credit	14,830	14,340
Unadvanced construction commitments	13,912	26,662
Mortgage loan commitments	1,493	5,827
Lines of credit	28,725	25,833
Loans sold with limited repurchase
provisions	10,474	37,943

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2011 and December 31, 2010 for guarantees under standby letters of credit issued is not material.

Home equity lines of credit are loan commitments to individuals as long as there is no violation of any condition established in the contract. Commitments under home equity lines expire ten years after the date the loan closes and are secured by real estate. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

Unadvanced construction commitments are loan commitments made to borrowers for both residential and commercial projects that are either in process or are expected to begin construction shortly. Mortgage loan commitments not reflected in the accompanying statements of financial condition at September 30, 2011 included $1,070,000 at a fixed range of 3.25% to 6.00% and $423,000 at floating rates and at December 31, 2010 included $5,669,000 at a fixed range of 3.625% to 6.25% and $158,000 at floating rates.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. The loans sold under these agreements for the period ended September 30, 2011 and year ended December 31, 2010 were $25,921,000 and $59,113,000, respectively. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within the terms specified by the agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount was recognized in the consolidated statement of financial condition at September 30, 2011 and December 31, 2010 as a liability for credit loss related to these loans.

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

The following table summarizes the valuation of assets re-measured at fair value on a nonrecurring basis, by the above FASB ASC 820 pricing methodology as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	Fair Value at September 30, 2011
	Total	Level 1	Level 2	Level 3

Impaired loans	$48,506	-	-	$48,506
Foreclosed real estate	19,158	-	-	19,158

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3

Impaired loans	$52,930	-	-	$52,930
Foreclosed real estate	20,955	-	-	20,955

There were no liabilities that were required to be re-measured on a nonrecurring basis at September 30, 2011 or December 31, 2010.

The following information should not be interpreted as an estimate of the fair value of Bancorp since a fair value calculation is only provided for a limited portion of Bancorp’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Bancorp’s assets and liabilities at September 30, 2011 and December 31, 2010.

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

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at September 30, 2011 and December 31, 2010.

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

Impaired loans are those that are accounted for under FASB ASC 310-10-35, in which Bancorp has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $63,048,000 and $67,470,000 at September 30, 2011 and December 31, 2010, respectively, less their valuation allowances of $14,542,000 and $14,540,000 at September 30, 2011 and December 31, 2010, respectively, as determined under FASB ASC 310-10-35.

Foreclosed Real Estate:
Real estate acquired through or in the process of foreclosure is recorded and included in the above disclosure at fair value less estimated disposal costs. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using current estimates of fair value. In the event of a subsequent decline, management provides an allowance to reduce real estate acquired through foreclosure to fair value less estimated disposal cost. The fair value consisted of the foreclosed real estate balances of $19,158,000 and $20,955,000 at September 30, 2011 and December 31, 2010, respectively, after their write downs of $2,057,000 and $2,839,000 at September 30, 2011 and December 31, 2010, respectively, as determined under FASB ASC 310-10-35. Expenses incurred on foreclosed real estate prior to disposition are charged to expense. Gains or losses on the sale of foreclosed real estate are recognized upon disposition of the property.

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

The following table summarizes the roll forward of level 3 assets for the nine months ended September 30, 2011 and September 30, 2010 (dollars in thousands):

	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2010	$52,930	$20,955
Transfer to foreclosed real estate	(11,551)	13,603
Additions	28,977	504
Additional allowances	(2)	(3,151)
Paid off/sold	(21,848)	(12,753)
Balance at September 30, 2011	$48,506	$19,158

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments – Continued

	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2009	$50,403	$21,574
Transfer to foreclosed real estate	(20,537)	18,155
Additions	40,983	228
Additional allowances	2,291	(2,907)
Paid off/sold	(26,255)	(18,267)
Balance at September 30, 2010	$46,885	$18,783

The $2,000 in additional allowances recorded against impaired loans was included in the provision for loan losses on the statement of operations for the nine months ended September 30, 2011.  The $3,151,000 of additional reserves recorded against foreclosed real estate was included in non-interest expenses on the statement of operations for the nine months ended September 30, 2011.  Included in the $13,603,000 of loans transferred to foreclosed real estate were eleven loans totaling $4,237,000 that were not considered impaired per FASB ASC 310-10-35.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments – Continued

The estimated fair values of Bancorp's financial instruments as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)

Financial Assets
Cash and cash equivalents	$91,788	$91,788	$70,955	$70,955
Investment securities	40,325	41,804	27,311	27,556
FHLB stock	7,140	7,140	7,692	7,692
Loans held for sale	4,998	4,998	3,426	3,426
Loans receivable, net	711,170	746,005	778,937	819,864
Accrued interest receivable	3,606	3,606	3,918	3,918

Financial Liabilities
Deposits	$678,717	$682,128	$714,776	$719,142
FHLB advances	115,000	101,731	115,000	105,546
Subordinated debentures	24,119	24,119	24,119	24,119
Accrued interest payable	670	670	694	694

Off Balance Sheet Commitments	$-	$-	$-	$-

Note 12 - Recent Accounting Pronouncements

In January 2010, the FASB has issued Accounting Standard Update “ASU” 2010-6, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10.  The FASB’s objective is to improve these disclosures and, thus increase the transparency in financial reporting.  Specifically, ASU 2010-6 amends Codification Subtopic 820-10 to now require:

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

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The effect of ASU 2010-06 did  not have a material effect on the consolidated financial statements.

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

In June 2011, the FASB issued amendments to ASU No. 2011-2 to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors.  The ASU clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession.  The ASU goes on to provide guidance on specific types of modifications such as changes in the interest rate of borrowing, and significant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulty.  The amendments to ASU No. 2011-2 are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The effect of ASU 2011-2, as amended, did not have a material effect on the consolidated financial statements.

In June 2011, ASU 2011-4 was issued to amend FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards.  ASU No. 2011-4 clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets.  ASU No. 2011-4 also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction.  ASU No. 2011-4 also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy.  Lastly, ASU 2011-4 contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. ASU 2011-4 is effective for interim and annual periods beginning after December 15, 2011. Bancorp has evaluated the effect of ASU 2011-4, as amended, and believes adoption will not have a material effect on the consolidated financial statements.

In June 2011, ASU No. 2011-5 was issued to amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards.  ASU No. 2011-5 prohibits the presentation of components of comprehensive income in the statement of stockholder’s equity.  Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income.  Under previous GAAP, all 3 presentations were acceptable.  Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements.  The provisions of ASU No. 2011-5 are effective for fiscal years and interim periods beginning after December 15, 2011. Bancorp has evaluated the effect of ASU 2011-5, as amended, and believes adoption will not have a material effect on the consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment.  The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles – Goodwill and Other.  This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value.  If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350.  The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  Bancorp is evaluating the impact of this ASU on its consolidated financial statements.

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

Bancorp experienced net income for the quarter and nine months ended September 30, 2011, in part due to management’s decision to add only a modest amount to the loan loss reserves during the third quarter.  While non-performing assets continue to decrease, and loan delinquencies improve, management elected to add to the reserves as it continues to assess its loan portfolio.  Bancorp continues to experience challenges it and many other financial institutions face as a result of the weak economic recovery.  Some of those challenges, including increased loan delinquencies and a decrease in loan demand have improved from 2008 and 2009, but others, such as declines in the real estate values and financial stress on borrowers as a result of the recession continue.  The interest rate spread between Bancorp’s cost of funds and what it earns on loans has remained relatively constant from 2009 and 2010 levels.

If interest rates increase, demand for borrowing may decrease and Bancorp’s interest rate spread could decrease.  Bancorp will continue to manage loan and deposit pricing against the risks of rising costs of its deposits and borrowings.  Interest rates are outside the control of Bancorp, so it must attempt to balance its pricing and duration of its loan portfolio against the risks of rising costs of its deposits and borrowings.

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

Results of Operations

Net income increased by $66,000 to net income of $551,000 for the third quarter of 2011, compared to net income of $485,000 for the third quarter of 2010.  Basic and diluted earnings per share remained constant at $.01 for the third quarter of 2011 compared to the third quarter of 2010. Net income decreased by $398,000 to a net income of $152,000 for the nine months ended September 30, 2011, compared to net income of $550,000 for the nine months ended September 30, 2010.  Basic and diluted earnings (loss) per share decreased by $.04, to ($.11) for the nine months ended September 30, 2011 compared to ($.07) for the nine months ended September 30, 2010.

Net interest income, which is interest earned net of interest expense, decreased by $42,000, or 0.6%, to $7,135,000 for the third quarter of 2011, compared to $7,177,000 for the third quarter of 2010. The primary reason for the decrease in net interest income was a decrease in Bancorp’s loan portfolio and a decrease in yield on the loan portfolio, partially offset by a lower cost of funds.  Net interest income decreased $828,000, or 3.6%, to $22,015,000 for the nine months ended September 30, 2011, compared to $22,843,000 for the nine months ended September 30, 2010.

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

The provision for loan losses decreased by $150,000, or 15.0%, to $850,000 for the third quarter of 2011, compared to $1,000,000 for the third quarter of 2010.  This decrease was a result of management’s decision to slightly decrease the provision for loan losses during the quarter ended September 30, 2011, compared to the quarter ended September 30, 2010. The provision for loan losses decreased by $73,000, or 1.6%, to $4,471,000 for the nine months ended September 30, 2011, compared to $4,544,000 for the same period in 2010. Bancorp’s total loan portfolio has decreased 8.3% from 2010.

Total non-interest income decreased by $96,000, or 13.3%, to $628,000 for the third quarter of 2011, compared to $724,000 for the third quarter of 2010. The primary reason for the decrease in non-interest income was a decrease in mortgage banking activities, partially offset by increased real estate commissions and management fees by Hyatt Commercial. Total non-interest income decreased by $187,000, or 10.3%, to $1,637,000 for the nine months ended September 30, 2011, compared to $1,824,000 for the same period in 2010. Real estate commissions increased $27,000, or 16.9%, to $187,000 for the third quarter of 2011, compared to $160,000 for the third quarter of 2010.  Real estate commissions increased $31,000, or 7.9%, to $421,000 for the nine months ended September 30, 2011, compared to $390,000 for the same period in 2010.  This increase was due to higher sales and leasing activity in 2011 compared to 2010. Real estate management fees increased $14,000, or 9.1%, to $168,000 for the third quarter of 2011, compared to $154,000 for the third quarter of 2010.  Real estate management fees increased $31,000, or 7.1%, to $469,000 for the nine months ended September 30, 2011, compared to $438,000 for the same period in 2010. This increase was due to increased rates charged for property management.  Mortgage banking activities decreased $84,000, or 41.6%, to $118,000 for the third quarter of 2011, compared to $202,000 for the third quarter of 2010. Mortgage banking activities decreased by $123,000, or 29.1%, to $300,000 for the nine months ended September 30, 2011, compared to $423,000 for the same period in 2010. This decrease was due to a decrease of loans sold on the secondary market in 2011 compared to the same period of 2010.

Total non-interest expenses decreased $72,000, or 1.2%, to $5,959,000 for the third quarter of 2011, compared to $6,031,000 for the third quarter of 2010.  Total non-interest expenses decreased $189,000, or 1.0%, to $18,839,000 for the nine months ended September 30, 2011, compared to $19,028,000 for the same period in 2010. Compensation and related expenses increased by $76,000, or 3.1%, to $2,543,000 for the third quarter of 2011, compared to $2,467,000 for the third quarter of 2010. Compensation and related expenses increased by $243,000, or 3.3%, to $7,668,000 for the nine months ended September 30, 2011, compared to $7,425,000 for the same period in 2010. This increase was primarily because of vacated positions being filled by newly hired employees during the first and third quarters of 2011. Net occupancy costs decreased by $89,000, or 22.0%, to $316,000 for the third quarter of 2011, compared to $405,000 for the third quarter of 2010.  Net occupancy costs decreased by $286,000, or 24.7%, to $872,000 for the nine months ended September 30, 2011, compared to $1,158,000 for the same period in 2010. This decrease was the result of increased rents collected on a previously unoccupied space beginning in the fourth quarter of 2010 which helped offset occupancy costs. Foreclosed real estate expenses, net increased by $177,000, or 16.6%, to $1,242,000 for the third quarter of 2011, compared to $1,065,000 for the third quarter of 2010.  Foreclosed real estate expenses, net increased by $348,000, or 8.0%, to $4,676,000 for the nine months ended September 30, 2011, compared to $4,328,000 for the same period in 2010. This increase was due to increased foreclosure activity during 2011. Legal fees decreased by $140,000, or 36.9%, to $239,000 for the third quarter of 2011, compared to $379,000 for the third quarter of 2010.  Legal fees decreased $312,000, or 31.6%, to $676,000 for the nine months ended September 30, 2011, compared to $988,000 for the same period in 2010. This decrease was primarily due to Bancorp’s ability during 2011 to utilize employees for certain services previously provided by outside legal firms. FDIC assessments and regulatory expense decreased by $41,000, or 6.9% to $553,000 for the third quarter of 2011, compared to $594,000 for the third quarter of 2010.  FDIC assessments and regulatory expense decreased by $28,000, or 1.6% to $1,695,000 for the nine months ended September 30, 2011, compared to $1,723,000 for the same period in 2010. This decrease was primarily due to a decrease in customer deposits which drives the FDIC assessment.  Other non-interest expenses decreased by $55,000, or 4.9%, to $1,066,000 for the third quarter of 2011 compared to $1,121,000 for the third quarter of 2010. Other non-interest expenses decreased by $154,000, or 4.5%, to $3,252,000 for the nine months ended September 30, 2011 compared to $3,406,000 for the same period in 2010. This decrease was a result of lower advertising, credit reports and office expenses, partially offset by higher marketing expenses.

Income Taxes

Income tax expense increased by $18,000 to $403,000 for the third quarter of 2011 compared to $385,000 for the third quarter of 2010.  The effective tax rate for the third quarter of 2011 was 42.2% compared to 44.3% for the third quarter of 2010. Income tax expense decreased by $355,000 to $190,000 for the nine months ended September 30, 2011 compared to $545,000 for the same period in 2010. The effective tax rate for the nine months ended September 30, 2011 was 55.6% compared to 49.8% for the same period in 2010.  The increase in the effective tax rates for 2011 was primarily due to a valuation allowance placed on a portion of the deferred tax asset resulting from current state operating loss carryforwards.

Analysis of Financial Condition

Total assets decreased $36,530,000, or 3.8%, to $926,013,000 at September 30, 2011, compared to $962,543,000 at December 31, 2010.  Cash and cash equivalents increased by $20,833,000, or 29.4%, to $91,788,000 at September 30, 2011, compared to $70,955,000 at December 31, 2010.  This increase was primarily in correspondent bank balances. The loan portfolio decreased, as net loans receivable decreased $67,767,000, or 8.7%, to $711,170,000 at September 30, 2011, compared to $778,937,000 at December 31, 2010.  This decrease was the result of the continued general slowdown in loan demand during the first nine months of 2011 and the transfer of $13,603,000 of net loans to foreclosed real estate.  Loans held for sale increased $1,572,000, or 45.9%, to $4,998,000 at September 30, 2011, compared to $3,426,000 at December 31, 2010.  This increase was primarily due to the timing of loans pending sale as of September 30, 2011.  Foreclosed real estate decreased $1,797,000, or 8.6%, to $19,158,000 at September 30, 2011 compared to $20,955,000 at December 31, 2010. This decrease was the result of the timing of foreclosed property sales and new foreclosures.  Total deposits decreased $36,059,000, or 5.0%, to $678,717,000 at September 30, 2011 compared to $714,776,000 at December 31, 2010.  These changes were primarily the result of Bancorp’s continued monitoring of the deposit portfolio and allowing higher rate deposits to leave.   Long-term borrowings remained at $115,000,000 at September 30, 2011, compared to December 31, 2010.  These borrowings do not mature until 2014 or later and would incur prepayment penalties if paid earlier.

Stockholders’ Equity

Total stockholders’ equity decreased $885,000, or 0.8%, to $105,215,000 at September 30, 2011 compared to $106,100,000 as of December 31, 2010.  This decrease was primarily a result of the dividends paid to Bancorp’s preferred stockholders partially offset by net income for the first nine months of 2011.

Liquidity

Bancorp’s liquidity is determined by its ability to raise funds through several sources including borrowed funds, capital, deposits, loan repayments, maturing investments and the sale of loans.

In assessing its liquidity, the management of Bancorp considers operating requirements, anticipated deposit flows, expected funding of loans, deposit maturities and borrowing availability, so that sufficient funds may be available on short notice to meet obligations as they arise or to permit Bancorp to take advantage of business opportunities.

Management believes Bancorp has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $216,331,000 at September 30, 2011. Based on past experience, management believes that a significant portion of such deposits will remain with Bancorp. At September 30, 2011, Bancorp had commitments to originate mortgage loans of $1,493,000, unadvanced home equity lines of credit of $14,830,000, unadvanced construction commitments of $13,912,000, unused lines of credit of $28,725,000 and commitments under standby letters of credit of $14,372,000.  Bancorp has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise.  As of September 30, 2011, outstanding FHLB Atlanta borrowings totaled $115,000,000, and Bancorp had available to it an additional $71,600,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities decreased $528,000 to $8,302,000 for the nine months ended September 30, 2011, compared to $8,830,000 for the same period in 2010. This decrease was primarily the result of decreases in proceeds from loans sold to others, partially offset by a decrease in loan originations in 2011.  Net cash provided by investing activities increased $44,707,000 to $49,677,000 for the nine months ended September 30, 2011, compared to $4,970,000 provided by investing activities for the same period in 2010.  This increase was primarily due to a net decrease in loans in 2011.  Net cash used in financing activities was $37,146,000 for the nine months ended September 30, 2011, compared to $5,903,000 provided by financing activities for the same period in 2010.  This decrease was primarily due to a decrease in deposits in 2011 compared to an increase in deposits during the same period in 2010.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of twenty percent (20%) of its total assets, with the FHLB Atlanta.  As of September 30, 2011, the total available line of credit with the FHLB Atlanta was approximately $186,600,000, of which $115,000,000 was outstanding in the form of long-tem borrowings.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public. The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of September 30, 2011 (dollars in thousands):

Principal Amount	Rate	Maturity
$-	-%	2011
-	-%	2012
-	-%	2013
25,000	2.94% to 4.21%	2014
40,000	3.71% to 4.34%	2015
50,000	2.58% to 4.05%	Thereafter
$115,000

Subordinated Debentures

As of September 30, 2011, Bancorp had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association, as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (0.24925% as of September 30, 2011) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

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

The aggregate principal amount of Subordinated Notes outstanding at September 30, 2011 was $3,500,000.  The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Debt issuance costs totaled $245,000 and are being amortized over 10 years.

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

Bancorp’s ability to declare dividends on its common stock are limited by the terms of Bancorp’s Series A preferred stock and Series B preferred stock.  Bancorp may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to its common stock in any quarter until the dividend on the Series A Preferred Stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally, prior to November 21, 2011, unless Bancorp has redeemed the Series B preferred stock or the Treasury Department has transferred the Series B preferred stock to a third party,  Bancorp may not, without the consent of the Treasury (1) declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.06 per share) or (2) redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Letter Agreement with the Treasury Department.

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

    Average Balance Sheet

The following table presents Bancorp’s distribution of the average consolidated balance sheets and net interest analysis for the nine months ended September 30, 2011 and September 30, 2010:

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$763,287	$33,340	5.82%	$827,989	$37,476	6.03%
Held to maturity securities (2)	36,257	442	1.63%	15,917	157	1.32%
Other interest-earning assets (3)	61,832	161	0.35%	47,575	91	0.26%

Total interest-earning assets	861,376	33,943	5.25%	891,481	37,724	5.64%

Non-interest earning assets	86,665			91,250

Total assets	$948,041			$982,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$288,766	1,767	0.82%	$285,247	3,119	1.46%
Certificates of deposit	410,002	6,286	2.04%	439,330	7,508	2.28%
Borrowings	139,119	3,875	3.71%	149,119	4,254	3.80%

Total interest-bearing liabilities	837,887	11,928	1.90%	873,696	14,881	2.27%

Non-interest bearing liabilities	4,203			4,426

Stockholders' equity	105,951			104,609

Total liabilities and stockholders’ equity	$948,041			$982,731

Net interest income and interest rate spread		$22,015	3.35%		$22,843	3.37%

Net interest margin			3.41%			3.42%

Average interest-earning assets to average interest-bearing liabilities			102.80%			102.04%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	Bancorp does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 12 to the unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2010, as reported in Bancorp’s Form 10-K filed with the SEC on March 15, 2011.

Item 4. Controls and Procedures

Under the supervision and with the participation of Bancorp’s management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011.  Based upon this evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, Bancorp’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by Bancorp in its reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in Bancorp's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, Bancorp's internal control over financial reporting.

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

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of September 30, 2011 and for the three and nine months ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

November 10, 2011	_Alan J. Hyatt___________________________
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

November 10, 2011	_Thomas G. Bevivino______________________
Thomas G. Bevivino, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32 101
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of September 30, 2011 and for the three and nine months ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.