Form 10-K
period 2011-12-31
SEVERN BANCORP INC
filed 2012-03-15
CIK 868271

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

              Large accelerated filed ☐          Accelerated filer ☐           Non-accelerated filer ☐ (Do not check if a smaller reporting company)
                                                                                     Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).  Yes  ☐ No ☑

  The aggregate market value of the 5,395,762 shares of common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2011 of $3.24 per share was $17,482,269.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 1, 2012, there were issued and outstanding 10,066,679 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year-ended December 31, 2011, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  Any forward-looking statements are not guarantees of Bancorp’s future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under “Item 1A. Risk Factors” and the following:

•	Changes in general economic and political conditions and by governmental monetary and fiscal policies;

•	Changes in the economic conditions of the geographic areas in which Bancorp conducts business;

•	Changes in interest rates;

•	A downturn in the real estate markets in which Bancorp conducts business;

•	The high degree of risk exhibited by Bancorp’s loan portfolio;

•	Environmental liabilities with respect to properties Bancorp has title;

•	Changes in federal and state regulation;

•	The effects of the supervisory agreements entered into by each of Bancorp and Severn Savings Bank, FSB with their respective federal regulator;

•	Bancorp’s ability to estimate loan losses;

•	Competition;

•	Breaches in security or interruptions in Bancorp’s information systems, including cyber security risks;

•	Bancorp’s ability to timely develop and implement technology;

ii

•	Bancorp’s ability to retain its management team;

•	Perception of Bancorp in the marketplace;

•	Bancorp’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; and

•	Terrorist attacks and threats or actual war.

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

The Emergency Economic Stabilization Act of 2008 (“EESA”) authorized the U.S. Department of the Treasury (“Treasury Department”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in the Troubled Asset Relief Program (“TARP”).  The Treasury Department allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury purchased debt or equity securities from participating institutions.  Bancorp made application to the Treasury Department to participate in this program.  On November 21, 2008, Bancorp entered into a Letter Agreement (the “Purchase Agreement”) with the Treasury Department, pursuant to which Bancorp issued and sold (i) 23,393 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share and liquidation preference $1,000 per share, (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 556,976 shares of Bancorp’s common stock at $6.30 per (the “Common Stock”), for an aggregate purchase price of $ 23,393,000 in cash.  Closing of the sale occurred on November 21, 2008.

 On November 23, 2009, Bancorp and the Bank each entered into a supervisory agreement with the Office of Thrift Supervision (“OTS”) which primarily addressed issues identified in the OTS’ reports of examination of Bancorp’s and the Bank’s operations and financial condition conducted in 2009.  The Bank’s supervisory agreement is now enforced by the Office of the Comptroller of the Currency. Bancorp’s supervisory agreement is now enforced by the Federal Reserve.   See “Supervisory Agreements” for more information.

Until recently, Bancorp and the Bank were regulated by the OTS.  As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the OTS was eliminated and, as of July 21, 2011, the regulatory oversight functions and authority of the OTS related to the Bank were transferred to the Office of the Comptroller of the Currency (the “OCC”) and the regulatory oversight functions and authority of the OTS related to Bancorp were transferred to the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  See “Regulation – Regulatory Reform and Legislation.”

As of December 31, 2011, Bancorp had total assets of $900,628,000, total deposits of $652,757,000, and total stockholders’ equity of $105,930,000. Net income of Bancorp for the year ended December 31, 2011 was $1,219,000.  For more information, see “Item 6. Selected Financial Data.”

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

The operations of thrift institutions, including those of the Bank, are significantly affected by general economic conditions and by related monetary and fiscal policies of the federal government and regulations and policies of financial institution regulatory authorities, including the Federal Reserve and the OCC into which the former Office of Thrift Supervision (“OTS”) was merged.  Lending activities are influenced by a number of factors including the demand for housing, conditions in the construction industry, and availability of funds.  Sources of funds for lending activities include savings deposits, loan principal payments, proceeds from sales of loans, borrowings from the FHLB-Atlanta and other sources.  Savings flows at thrift institutions such as the Bank are influenced by a number of factors including interest rates on competing investments and levels of personal income.

Earnings

The Bank’s earnings depend primarily on the difference between income from interest-earning assets such as loans and investments, and interest paid on interest-bearing liabilities such as deposits and borrowings.  The Bank typically engages in long-term mortgage lending at fixed rates of interest, generally for periods of up to 30 years, while accepting deposits for considerably shorter periods.  However, many of the Bank’s long-term fixed-rate loans are sold in the secondary market, typically resulting in net gains on the sale of such loans by the Bank.

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

For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Bancorp’s interest income and expense during the fiscal years ended December 31, 2011 and 2010, refer to Item 6, “Selected Financial Data - Rate Volume Table”.

Market Area

The Bank’s market area is primarily Anne Arundel County, Maryland and nearby areas, due to its four branch locations, all located in Anne Arundel County.

 The Bank continues to expand its business relationship banking department by focusing on the needs of the business community in Anne Arundel County, Maryland.  In addition, the Bank increased its offerings to businesses and consumers, including additional commercial lending products, business internet banking, and an expanded line of consumer deposit products.  The Bank has traditionally focused its lending activities on first mortgage loans secured by real estate for the purpose of purchasing, refinancing, developing and constructing one-to-four family residences and commercial properties in and near Anne Arundel County, Maryland. While first mortgage lending has slowed due to the economic recession, the Bank continues to be a leading mortgage lender in its market area in 2011.  The Bank participates in the secondary market and sells loans it originates either with mortgage servicing rights released or retained.

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

Due to the passage of the Dodd-Frank Act, effective July 21, 2011, the supervision of the Bank was transferred to the OCC and the supervision of Bancorp was transferred to the Federal Reserve.  As a result, the Supervisory Agreement with the Bank is now enforced by the OCC and the terms will remain in effect until terminated, modified or suspended by the OCC.  The Supervisory Agreement with Bancorp is now enforced by the Federal Reserve and the terms will remain in effect until terminated, modified or suspended by the Federal Reserve. The foregoing summary is qualified by reference to the Supervisory Agreements, copies of which are filed as exhibits to Bancorp’s Annual Report on Form 10-K for fiscal year ended December 31, 2009 and filed with the Securities and Exchange Commission on March 15, 2010.

Loan Portfolio Composition

The following table sets forth the composition of Bancorp’s loan portfolios by type of loan at the dates indicated.  The table includes a reconciliation of total net loans receivable, including loans held for sale, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowances for losses on loans as of December 31:

	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Residential mortgage	$295,876	39.78%	$326,255	38.87%	$343,931	37.97%	$355,909	36.55%	$320,303	32.45%
Construction and land acquisition and
development	99,122	13.32%	144,098	17.17%	198,933	21.96%	242,359	24.89%	297,823	30.18%
Land	59,649	8.02%	63,155	7.52%	71,772	7.92%	82,642	8.49%	93,717	9.50%
Lines of credit	34,278	4.61%	36,642	4.37%	31,138	3.44%	34,872	3.58%	29,713	3.01%
Commercial real estate	203,010	27.29%	212,477	25.32%	204,596	22.59%	214,209	22.00%	205,755	20.85%
Commercial non-real estate	5,599	0.75%	8,434	1.00%	6,923	0.76%	3,084	0.32%	3,416	0.34%
Home equity	41,309	5.56%	43,501	5.18%	42,365	4.68%	39,040	4.01%	32,748	3.32%
Consumer	897	0.12%	1,302	0.16%	1,259	0.14%	1,083	0.11%	2,355	0.24%
Loans held for sale	4,128	0.55%	3,426	0.41%	4,845	0.54%	453	0.05%	1,101	0.11%

Total gross loans	743,868	100.00%	839,290	100.00%	905,762	100.00%	973,651	100.00%	986,931	100.00%

Deferred loan origination fees and costs, net	(2,485)		(3,205)		(3,895)		(4,439)		(4,898)

Loans in process	(18,014)		(23,851)		(48,095)		(57,940)		(78,238)

Allowance for loan losses	(25,938)		(29,871)		(34,693)		(14,813)		(10,781)

Total loans net	$697,431		$782,363		$819,079		$896,459		$893,014

Lending Activities

General

The Bank originates mortgage loans of all types, including residential, residential-construction, commercial-construction, commercial, land and residential lot loans.  The Bank also originates non-mortgage loans, which include consumer, business and commercial loans.  These loans constitute a small part of the Bank’s portfolio.

The Bank originated and funded $95,586,000 and $144,313,000 of mortgage loans for the years ended December 31, 2011 and 2010, respectively.

Loan Origination Procedures

The following table contains information on the activity of the Bank’s loans held for sale and its loans held for investment in its portfolio:

	For the Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Held for Sale:
Beginning balance	$3,426	$4,845	$453
Originations	43,403	62,654	33,692
Net sales	(42,701)	(64,073)	(29,300)

Ending balance	$4,128	$3,426	$4,845

Held for investment:
Beginning balance	$835,864	$900,917	$973,198
Originations and purchases	52,183	94,892	128,417
Transfers to foreclosed real estate	(19,820)	(32,283)	(35,931)
Repayments/payoffs	(128,487)	(127,662)	(164,767)

Ending balance	$739,740	$835,864	$900,917

The Bank originates residential mortgage loans that are to be held in the Bank’s loan portfolio as well as loans that are intended for sale in the secondary market.  Loans sold in the secondary market are primarily sold to investors with which the Bank maintains a correspondent relationship.  These loans are made in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market, and are approved either by the Bank’s underwriter or the correspondent’s underwriter.  Loans considered for the Bank’s portfolio are approved by the Bank’s loan committee, which includes the Chief Executive Officer, the Chief Operating Officer, the Chief Relationship Officer and the Senior Vice President of Credit Officer.  Meetings of the loan committee are open to attendance by any member of the Bank’s Board of Directors who wishes to attend.  The loan committee reports to and consults with the Board of Directors in interpreting and applying the Bank’s lending policy.  Single loans greater than $2,000,000, or loans to one borrower aggregating more than $4,000,000, up to $17,284,000 (the maximum amount of loans to one borrower as of December 31, 2011), must also have Board of Directors’ approval.

Loans that are sold are typically long-term (15 or more years) loans with fixed interest rates eligible for resale in the secondary market.  Loans retained for Bancorp’s portfolio typically include construction loans, commercial loans and loans that periodically reprice or mature prior to the end of an amortized term.  Loans are sold with either servicing released or retained by the Bank.  As of December 31, 2011, the Bank was servicing $13,200,000 in loans for Federal Home Loan Mortgage Corporation (“FHLMC”) and $71,545,000 in loans for other investors.

The following table contains information, as of December 31, 2011, on the percentage of fixed-rate single-family loans serviced for others by the Bank, by interest rate category.

Interest rate range	Percentage of Portfolio
Less than 5.00%	89.8%
5.01 – 6.00%	7.2%
6.01 – 7.00%	1.7%
7.01 – 8.00%	0.9%
Over 8.00%	0.4%
100.0%

The Bank’s mortgage loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  The authority of the loan committee to approve loans is established by the Board of Directors and currently is commensurate with the Bank’s limitation on loans to one borrower.  The Bank’s maximum amount of loans to one borrower currently is equal to 15% of the Bank’s unimpaired capital, or $17,284,000 as of December 31, 2011.  Loans greater than this amount require participation by one or more additional lenders.  Letters of credit are subject to the same limitations as direct loans.  The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate.  The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

Residential Mortgage Loans

At December 31, 2011, Bancorp’s residential mortgage loan portfolio totaled $295,876,000, or 39.8% of Bancorp’s loan portfolio.  All of Bancorp’s residential mortgage loans are secured by one to four family residential properties.  Loans secured by residential properties generally have less risk than other loans because they are generally the primary residence of the borrower.

Commercial Real Estate Loans

At December 31, 2011, Bancorp’s commercial real estate loan portfolio totaled $203,010,000, or 27.3% of Bancorp’s loan portfolio.  All of Bancorp’s commercial real estate loans are secured by improved property such as office buildings, retail strip shopping centers, industrial condominium units and other small businesses, most of which are located in the Bank’s primary lending area.  The largest commercial real estate loan outstanding at December 31, 2011 was a $6,889,000 loan secured by an office building in Annapolis, Maryland.  This loan has consistently performed in accordance with the terms of the debt instrument.

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

Construction and Land Acquisition and Development Loans

The Bank originates loans to finance the construction of one-to-four family dwellings, and to a lesser extent, commercial real estate.  It also originates loans for the acquisition and development of unimproved property to be used for residential and/or commercial purposes in cases where the Bank is to provide the construction funds to improve the properties.  As of December 31, 2011, Bancorp had 101 construction loans outstanding in the gross aggregate amount of $99,122,000, representing 13.3% of its loan portfolio, and had commitments to advance an additional $18,014,000.

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

Land and Residential Building Lots

Land loans include loans to developers for the development of residential subdivisions and loans on unimproved lots primarily to individuals.  At December 31, 2011, Bancorp had outstanding land and residential building lot loans totaling $59,649,000, or 8.0% of the total loan portfolio.  The largest of these loans for $7,045,000, is secured by thirty lots in Davidsonville, Maryland, and has performed in accordance with the terms of the debt instrument.  Land development loans typically are short-term loans; the duration of these loans is typically not greater than three years.  The interest rate on land loans is generally at least 1% or 2% over the prime rate.   The loan-to-value ratio generally does not exceed 75% at the time of loan origination. Land and residential building lot loans typically are made to customers of the Bank and developers and contractors with whom the Bank has had previous lending experience.  In addition to the customary requirements for these types of loans, the Bank may also require a satisfactory Phase I environmental study and feasibility study to determine the profit potential of the development.

Other Business and Commercial Loans

The Bank also offers other business and commercial loans.  These are loans to businesses are typically lines of credit or other loans that are not secured by real estate, although equipment, securities, or other collateral may secure them.  They typically are offered to customers with long-standing relationships with the Bank.  At December 31, 2011, $39,877,000, or 5.4%, of the loan portfolio consisted of lines of credit and other commercial loans.

Home Equity and Other Consumer Loans

The Bank also offers other loans to consumers, including home equity loans, home equity lines of credit and other consumer loans.  At December 31, 2011, $42,206,000, or 5.7% of the loan portfolio consisted of these loans.

Loan Portfolio Cash Flows

The following table sets forth the estimated maturity of Bancorp’s loan portfolios by type of loan at December 31, 2011.  The estimated maturity reflects contractual terms at December 31, 2011.  Contractual principal repayments of loans do not necessarily reflect the actual life of the Bank’s loan portfolios.  The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of "due on sale" clauses.  The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Due	Due after
	Within one	1 through	Due after
	year or less	5 years	5 years	Total
	(dollars in thousands)
Residential mortgage	$18,649	$63,029	$218,326	$300,004
Home equity	-	78	41,231	41,309
Lines of credit	22,802	7,584	3,892	34,278
Commercial real estate	13,081	90,844	99,085	203,010
Acquisition and development	84,545	14,577	-	99,122
Land	33,149	16,291	10,209	59,649
Commercial, non-real estate	835	3,494	1,270	5,599
Consumer	121	588	188	897
Total	$173,182	$196,485	$374,201	$743,868

The following table contains certain information as of December 31, 2011 relating to the loan portfolio of Bancorp with the dollar amounts of loans due after one year that have fixed and floating rates.  All loans are shown maturing based upon contractual maturities and include scheduled payments but not possible prepayments.

	Fixed	Floating	Total
	(dollars in thousands)
Residential mortgage	$173,499	$107,856	$281,355
Home equity	-	41,309	41,309
Lines of credit	-	11,476	11,476
Commercial real estate	91,074	98,855	189,929
Acquisition and development	8,788	5,789	14,577
Land	15,120	11,380	26,500
Commercial, non-real estate	4,329	435	4,764
Consumer	776	-	776
Total	$293,586	$277,100	$570,686

Loans to One Borrower

Under regulatory guidelines, the aggregate amount of loans that the Bank may make to one borrower was $17,284,000 at December 31, 2011, which is 15% of the Bank’s unimpaired capital and unimpaired surplus.  The Bank’s three largest loans at December 31, 2011 were a $7,045,000 loan secured by residential lots in Davidsonville, Maryland, a $6,889,000 loan secured by an office building located in Annapolis, Maryland, and a $5,700,000 loan secured by commercial property located in Norfolk, Virginia.  All three loans are performing as agreed.

Origination and Purchase and Sale of Loans

The Bank originates residential loans in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market.  Although the Bank has authority to lend anywhere in the United States, it has confined its loan origination activities primarily to the states of Maryland, Virginia and Delaware.

Loan originations are developed from a number of sources, primarily from referrals from real estate brokers, internet leads, builders, and existing and walk-in customers.

The Bank’s mortgage loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  The loan committee of the Bank can approve single residential and commercial loans up to $2,000,000, and loans that aggregate up to $4,000,000 to one borrower.  Single loans greater than $2,000,000, or loans to one borrower aggregating more than $4,000,000, up to $17,284,000 (the maximum amount of loans to one borrower as of December 31, 2011), must also have Board of Directors’ approval. The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate. The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

Delinquencies and Classified Assets and Allowance for Loan Losses

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

For loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices.  Indications of value from these sources are generally discounted based on the age of the financial information and the quality of the assets.

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

Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans classified special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loans not classified are rated pass.

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

The Bank discontinues the accrual of interest on loans 90 days or more past due, at which time all previously accrued but uncollected interest is deducted from income.  $2,905,000 in interest income would have been recorded for the year ended December 31, 2011 if the loans had been current in accordance with their original terms and had been outstanding throughout the year ended December 31, 2011 or since their origination (if held for only part of the fiscal year).  For the year ended December 31, 2011, $822,000 in interest income on such loans was actually included in net income.  The following table sets forth information as to non-accrual loans and other non-performing assets.

	At December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Residential mortgage	$8,912	$18,778	$33,391	$35,829	$4,992
Construction and land acquisition and development	10,997	15,160	-	-	-
Land	6,813	5,890	19,425	15,721	2,372
Lines of credit	2,019	4,265	-	-	-
Commercial real estate	2,140	1,927	7,400	3,047	336
Commercial non-real estate	5	-	56	-	-
Home Equity	343	118	536	189	-
Consumer	203	26	-	-	-
Total non-accrual loans	$31,432	$46,164	$60,808	$54,786	$7,700
Accruing loans greater than 90 days past due	$-	$-	$-	$-	$-
Foreclosed real-estate	$19,932	$20,955	$21,574	$6,317	$2,993
Total non-performing assets	$51,364	$67,119	$82,382	$61,103	$10,693
Total troubled debt restructurings	$59,775	$72,029	$44,716	$2,142	$-
Total non-accrual loans to net loans	4.5%	5.9%	7.5%	6.1%	0.9%
Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	82.5%	64.7%	57.1%	27.0%	140.0%
Total non-accrual and accruing loans greater than
90 days past due to total assets	3.5%	4.8%	7.5%	6.1%	0.8%
Total non-performing assets to total assets	5.7%	7.5%	10.1%	6.8%	1.1%

Included in non-accrual residential mortgage loans at December 31, 2011 were 20 loans totaling $7,640,000 to consumers and 5 loans totaling $1,272,000 to builders.  Included in non-accrual land loans at December 31, 2011 were 14 loans.

Classified Assets and Allowance for Loan Losses

Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OCC to be of lesser quality, as “substandard,” “doubtful” or “loss assets.” An asset is considered substandard if the paying capacity and net worth of the obligor or the collateral pledged, if any, inadequately protects it.  Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values.  Assets classified as loss assets are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets that do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of these categories but possess credit deficiencies or potential weakness are required to be designated special mention by management.

When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as loss assets, it is required either to establish a specific allowance for losses equal to the full amount of the asset so classified or to charge-off such amount.  An institution’s determination as to the classification of its assets is subject to scrutiny by the OCC, which can require the establishment of additional general or specific loss allowances.  The Bank reviews monthly the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

Total classified loans as of December 31, 2011 were $88,109,000 of which $87,877,000 were classified substandard and $232,000 were classified doubtful.  The allowance for loan losses as of December 31, 2011 was $25,938,000, which was 3.6% of gross loans receivable and 82.5% of total non-performing loans.

[see table on following page]

The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans (excluding loans held for sale) as of December 31,

	2011		2010		2009		2008		2007
		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
		Loans in each		Loans in each		Loans in each		Loans in each		Loans in each
	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Residential mortgage	$12,303	40.00%	$16,339	39.03%	$19,621	38.17%	$5,765	36.57%	$3,378	32.49%
Construction and land acquisition and
development loans	3,916	13.40%	3,997	17.24%	1,492	22.08%	2,559	24.90%	1,849	30.21%
Land	2,405	8.06%	4,225	7.56%	5,539	7.97%	3,286	8.49%	2,027	9.51%
Lines of credit	725	4.63%	458	4.38%	20	3.46%	-	3.58%	-	3.01%
Commercial real estate	4,157	27.44%	3,949	25.42%	5,506	22.71%	3,080	22.01%	3,332	20.87%
Commercial non-real estate	169	0.76%	131	1.01%	82	0.77%	77	0.32%	150	0.35%
Home equity	2,257	5.58%	762	5.20%	2,425	4.70%	42	4.01%	35	3.32%
Consumer	6	0.13%	10	0.16%	8	0.14%	4	0.12%	10	0.24%
Total	$25,938	100.00%	$29,871	100.00%	$34,693	100.00%	$14,813	100.00%	$10,781	100.00%

The following table contains information with respect to Bancorp’s allowance for loan losses for the periods indicated:

	At of or for the Year Ended
	December 31
	2011	2010	2009	2008	2007
	(dollars in thousands)
Average loans outstanding, net	$753,926	$823,410	$878,191	$893,030	$858,305
Total gross loans outstanding at end of period	$743,868	$839,290	$905,762	$973,651	$986,931
Total net loans outstanding at end of period	$697,431	$782,363	$819,079	$896,459	$893,014
Allowance balance at beginning of period	$29,871	$34,693	$14,813	$10,781	$9,026

Provision for loan losses	4,612	5,744	31,402	7,481	2,462
Actual charge-offs
Residential real estate	4,421	6,825	6,761	2,571	270
Acquisition and development	1,503	-	-	-	-
Land	1,054	3,096	-	-	-
Commercial real estate	811	523	-	-	-
Home Equity	39	217	-	-	-
Consumer	717	5
Other	-	-	4,818	878	449
Total charge-offs	8,545	10,666	11,579	3,449	719
Recoveries
Residential real estate	-	100	57	-	12
Total recoveries	-	100	57	-	12
Net charge offs	8,545	10,566	11,522	3,449	707

Allowance balance at end of period	$25,938	$29,871	$34,693	$14,813	$10,781
Net charge offs as a percent of average loans	1.13%	1.28%	1.31%	0.39%	0.08%
Allowance for loan losses to total gross loans at end of period	3.49%	3.56%	3.83%	1.52%	1.09%
Allowance for loan losses to net loans at end of period	3.72%	3.82%	4.24%	1.65%	1.21%

Investment Activities

Federal thrift institutions, such as the Bank, have authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds.  As a member of the FHLB System, the Bank must maintain minimum levels of liquid assets specified by the OCC, which vary from time to time.  Subject to various regulatory restrictions, federal thrift institutions may also invest a portion of their assets in certain commercial paper, corporate debt securities and mutual funds whose assets conform to the investments that a federal thrift institution is authorized to make directly.

The amortized cost of the Bank’s investment securities held to maturity, as of the dates indicated are presented in the following table:

	At December 31,
	2011	2010	2009
	(dollars in thousands)
US Treasury securities	$34,498	$21,104	$6,999
US Agency securities	5,206	5,233	-
US Government sponsored mortgage-backed securities	653	974	1,032

Total Investment Securities Held to Maturity	$40,357	$27,311	$8,031

Investment Scheduled Maturity Table

As of December 31, 2011

			More than One to		More than Five to		More than
	One Year or Less		Five Years		Ten Years		Ten Years		Total Investment Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
	(dollars in thousands)

US Treasury securities	$5,998	0.65%	$23,406	1.72%	$5,094	2.72%	$-	-	$34,498	1.68%	$35,778
US Agency securities	1,002	0.54%	4,204	1.23%	-	-	-	-	5,206	1.10%	5,245
US Government sponsored mortgage-backed securities*	-	-	-	-	251	5.19%	402	5.29%	653	5.25%	701
Total securities	$7,000	0.63%	$27,610	1.65%	$5,345	2.83%	$402	5.29%	$40,357	1.67%	$41,724

* The amortized cost of mortgage-backed securities as of December 31, 2011, by contractual maturity, is shown above.  Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

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

Deposits in the Bank as of December 31, 2011, 2010 and 2009 consisted of savings programs described below:

	2011	2010	2009
	(dollars in thousands)

NOW accounts	$16,654	$13,465	$12,898
Money market accounts	43,344	41,168	49,797
Passbooks	189,696	222,183	184,311
Certificates of deposit	383,103	420,133	447,889
Non-interest bearing accounts	19,960	17,827	15,434

Total deposits	$652,757	$714,776	$710,329

The following table contains information pertaining to the certificates of deposit held by the Bank in excess of $100,000 as of December 31, 2011.

Jumbo Certificates
of Deposit
Time Remaining Until Maturity	(dollars in thousands)
Less than three months	$17,479
3 months to 6 months	23,558
6 months to 12 months	64,715
Greater than 12 months	59,125
Total	$164,877

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

Borrowings

The Bank’s credit availability under the FHLB of Atlanta’s credit availability program was $184,400,000 at December 31, 2011.  The Bank is able to borrow up to 20% of total assets. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.  The following table sets forth short-term borrowings with the FHLB-Atlanta, with original maturities of one year or less.

	Years ended December 31,
	2011	2010	2009
	(dollars in thousands)
Short-term borrowings
Average balance outstanding during the period	$-	$-	$596
Maximum amount outstanding at any month-end during
the period	-	-	7,000
Weighted average interest rate during the period	-	-	2.04%
Total short-term borrowings at period end	-	-	-
Weighted average interest rate at period end	-	-	-

Employees

As of December 31, 2011, Bancorp and its subsidiaries had approximately 127 full-time equivalent employees.    Bancorp’s employees are not represented by any collective bargaining group.

Hyatt Commercial

Hyatt Commercial is a real estate brokerage company specializing in commercial real estate sales, leasing and property management.  During the quarter ended September 30, 2009, the common stock of Hyatt Commercial was contributed to the Bank from Bancorp.

SBI Mortgage Company

SBI is a subsidiary of Bancorp that has engaged in the origination of mortgages not suitable for the Bank.  It owns subsidiary companies that purchase real estate for investment purposes.  As of December 31, 2011, SBI had $2,212,000 in outstanding mortgage loans and it had $469,000 invested in subsidiaries, which funds were held in cash, pending potential acquisition of investment real estate.

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

Regulatory Reform and Legislation

On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law has significantly changed the bank regulatory structure and significantly impacted the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have been given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and future impact of the Dodd-Frank Act may not be known for many months or years. The discussion below generally discusses the material provisions of the Dodd-Frank Act applicable to Bancorp and the Bank and is not complete or meant to be an exhaustive discussion.

Certain provisions of the Dodd-Frank Act have already affected Bancorp.  Effective July 21, 2011, the OTS, which was the primary federal regulator for Bancorp and the Bank, was abolished and replaced by the FRB with respect to savings and loan holding companies and their non-depository institution subsidiaries, including Bancorp, and the OCC with respect to federal savings associations, including the Bank.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings institutions with $10 billion or less in assets, such as the Bank, continue to be examined for compliance with the consumer laws by their primary bank regulators.

Effective July 21, 2011, the federal prohibitions on paying interest on demand deposits were eliminated, thus allowing businesses to have interest bearing checking accounts.

The Dodd-Frank Act weakened the federal preemption rules applicable to national banks and federal savings associations, allowing federal law to preempt state law only where state law would have a discriminatory effect on federal savings associations or is preempted by other federal law.  The OCC has the authority to make preemption determinations and must make each determination on a case by case basis.

The Dodd-Frank Act directs the FDIC to redefine the base for deposit insurance assessments paid by banks. Assessments will now be based on the average consolidated total assets less tangible equity of a financial institution. This change may proportionally shift deposit insurance funding away from banks that rely primarily on deposits for funding operations, like the Bank. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, and extends the FDIC’s program of insuring non-interest bearing transaction accounts on an unlimited basis through December 31, 2012.  The minimum reserve ratio for the Deposit Insurance Fund has been increased from 1.15% to 1.35% of estimated insured deposits.

The Dodd-Frank Act amends the Home Owners Loan Act (HOLA) to require that leverage capital requirements and risk based capital requirements applicable to depository and bank holding companies be extended to thrift holding companies.  It also applies the Federal Reserve Board’s “source of strength” doctrine, which has long applied to bank holding companies, to savings and loan holding companies. Pursuant to the doctrine, regulatory agencies must issue regulations requiring holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Dodd-Frank Act also includes several provisions regarding executive compensation.  Publically traded companies must give stockholders a non-binding vote on executive compensation and so called “golden parachute” payments.  Companies will be required to disclose the relationship between executive compensation and financial performance of the issuer in annual proxy materials.

It is difficult to predict the exact impact the Dodd-Frank Act and the implementing rules and regulations will have on savings and loan holding companies and banks. The Dodd-Frank Act and resulting rules and regulations may impact the profitability of our business or change certain of our business practices, including our ability to offer new products, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased regulatory compliance costs.  The changes also may require us to invest significant management attention and resources to make any necessary changes to our operations in order to comply, and could materially adversely affect our business, results of operations and financial condition.  The following provides a description of the current regulations that are applicable to Bancorp and the Bank and selected changes to be implemented pursuant to the Dodd-Frank Act, all of which are subject to further change as additional provisions of the Dodd-Frank Act are implemented.

Regulation of Bancorp

General.  As previously noted the Dodd-Frank Act eliminated the OTS and transferred supervision of savings and loan holding companies to the FRB on July 21, 2011.  As a unitary savings and loan holding company, Bancorp is now required to register and file reports with the FRB and is subject to regulation and examination by the FRB.  In addition, the FRB has enforcement authority over Bancorp and its subsidiaries, which permits the FRB to restrict or prohibit activities determined to be a serious risk to the subsidiary savings association.

Activities Restriction Test.  As a unitary savings and loan holding company, Bancorp generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender (“QTL”) test. The termination of the “unitary thrift holding company exemption” in 1999 did not affect Bancorp because Bancorp was grandfathered under the law.  Under certain circumstances, Bancorp could lose its grandfathered status.  If the Bank failed to meet the QTL test, then Bancorp would become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the Bank qualified as a QTL within one year thereafter, Bancorp would be required to register as, and would become subject to the restrictions applicable to, a bank holding company. Additionally, if Bancorp acquired control of another savings association, either through merger or other combination with the Bank, other than in a supervisory acquisition where the acquired association also met the QTL test, Bancorp would thereupon become a multiple savings and loan holding company and thereafter be subject to further restrictions on its activities.  Bancorp presently intends to continue to operate as a unitary savings and loan holding company.

Restrictions on Acquisitions.  Except under limited circumstances, savings and loan holding companies, such as Bancorp, are prohibited from (i) acquiring, without prior approval of the FRB, more than 5% of the voting shares of a savings association or a holding company which is not a subsidiary thereof or (ii) acquiring control of an uninsured institution, or retaining, for more than one year after the date of any savings association becomes uninsured, control of such association.  In evaluating proposed acquisitions of savings institutions by holding companies, the FRB considers the financial and managerial resources and future prospects of the holding company and the target institution, the effect of the acquisition on the risk to the DIF, the convenience and the needs of the community and competitive factors.

No director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company, without written approval of the FRB. Certain individuals, including Alan J. Hyatt, Louis Hyatt, and Melvin Hyatt, and their respective spouses (“Applicants”), filed an Application for Notice of Change In Control (“Notice”) in April 2001 pursuant to 12 CFR Section 574.3(b).  The Notice permitted the Applicants to acquire up to 32.32% of Bancorp’s issued and outstanding shares of stock of Bancorp by April 16, 2002.  The OTS approved requests by the Applicants to extend the time to consummate such acquisition of shares to December 16, 2011. The Applicants have a further extension pending review by the Federal Reserve. The Applicants currently own approximately 29.63% of the total outstanding shares of Bancorp as of December 31, 2011.

The FRB is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Federal Securities Law.  Bancorp’s securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.  As such, Bancorp is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Securities Exchange Act of 1934.

Financial Services Modernization Legislation.  In November 1999, the Gramm-Leach-Bliley Act of 1999 (“GLBA”) was enacted. The GLBA generally permits banks, other depository institutions, insurance companies and securities firms to enter into combinations that result in a single financial services organization to offer customers a wider array of financial services and products provided that they do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The GLBA resulted in increased competition for Bancorp and the Bank from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than Bancorp and the Bank.

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

Bancorp elected to participate in the CPP and entered into agreements to sell certain securities to the Treasury on November 21, 2008 (the “CPP Agreements”).  As a result of, and condition to, the CPP Agreements, Bancorp is subject to certain restrictions, requirements and limitations related to executive compensation, dividend payments and stock repurchase activities.

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

Regulation of the Bank

General.  As noted above, the Dodd-Frank Act transferred supervision of savings associations like the Bank to the OCC, the agency that regulates national banks, on July 21, 2011.  As a federally chartered, DIF-insured savings association, the Bank is subject to extensive regulation by the OCC and the FDIC.  Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements.  The Bank is also subject to certain reserve requirements promulgated by the FRB.  The OCC, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank’s Board of Directors on any deficiencies found in the operations of the Bank.  The relationship between the Bank and depositors and borrowers is also regulated by federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents utilized by the Bank.

The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions

Regulatory Capital Requirements.  OCC regulations require the Bank to maintain minimum levels of regulatory capital including: (i) tangible capital equal to at least 1.5% of adjusted total assets; (ii) a leverage ratio consisting of Tier I or “core” capital equal to at least 4% (or 3%, if the Bank receives the highest CAMELS rating under the Uniform Financial Institutions Rating System) of adjusted total assets; and (iii) risk-based capital equal to at least 8% of total risk-weighted assets.

Tier I, or core capital includes common stockholder’s equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries and certain non-withdrawable accounts or pledged deposits. Tier I (Core) capital is generally reduced by the amount of the saving’s institution’s intangible assets. Limited exceptions to the deduction of intangible assets exist for certain mortgage servicing rights and credit card relationships and qualifying supervisory goodwill.

Tangible capital is generally defined the same as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association’s intangible assets with only limited exceptions, including certain mortgage servicing rights.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital.  At December 31, 2011, the Bank had no such investments.

Total capital equals the sum of Tier I (Core) capital and supplementary capital, to the extent that supplementary capital does not exceed Tier I (Core) capital.  Supplementary capital includes, among other items, cumulative perpetual preferred stock, long-term preferred stock, subordinated debt, mandatory convertible securities, intermediate-term preferred stock, the portion of allowance for loan losses not designated for specific loan losses (up to 1.25% of risk-weighted assets) and up to 45% of unrealized gains on available-for-sale equity securities.

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

In addition to requiring institutions to meet the applicable capital standards for savings institutions, the OCC may require institutions to meet capital standards in excess of the prescribed standards as the OCC determines necessary or appropriate for such institution in light of the particular circumstances of the institution. Such circumstances would include a high degree of exposure to interest rate risk, concentration of credit risk and certain risks arising from non-traditional activity. The OCC may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the OCC to submit and adhere to a plan for increasing capital.

As shown below, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2011.

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
December 31, 2011
Tangible (1)	$115,224	13.0%	$13,345	1.50%	N/A	N/A
Tier I capital (2)	115,224	17.1%	N/A	N/A	$40,292	6.00%
Core (1)	115,224	13.0%	35,586	4.00%	44,482	5.00%
Total (2)	123,626	18.4%	53,723	8.00%	67,154	10.00%

December 31, 2010
Tangible (1)	$117,733	12.3%	$14,340	1.50%	N/A	N/A
Tier I capital (2)	117,733	15.6%	N/A	N/A	$45,342	6.00%
Core (1)	117,733	12.3%	38,240	4.00%	47,800	5.00%
Total (2)	127,175	16.8%	60,456	8.00%	75,570	10.00%
____________
       (1)  To adjusted total assets.
       (2)  To risk-weighted assets.

Enforcement. The OCC has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against the institution and all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement actions by the OCC may range from issuance of a capital directive or cease and desist order, to removal of officers or directors of the institution and the appointment of a receiver or conservator.  The FDIC also has the authority to terminate deposit insurance or recommend to the director of the OCC that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the director of the OCC, the FDIC has authority to take action under specific circumstances.

Safety and Soundness Standards.  Federal law requires each federal banking agency, including the OCC, to prescribe to certain standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions.  If the OCC determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines.  A savings institution must submit an acceptable compliance plan to the OCC within 30 days of receipt of a request for such a plan. If the institution fails to submit an acceptable plan, the OCC must issue an order directing the institution to correct the deficiency.  Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions.

Prompt Corrective Action.  Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings associations.  The leverage ratio, risk-based capital ratio and total risk-based capital ratio are used to determine an institution’s capital classification.  For this purpose, a savings association is placed into one of the following five categories dependent on their respective capital ratios:

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

Generally, the Federal Deposit Insurance Act requires the OCC to appoint a receiver or conservator for an institution within 90 days of that institution becoming “critically undercapitalized”.  The regulation also provides that a capital restoration plan must be filed with the OCC within 45 days of the date an institution receives notice that it is “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”.  In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, payment of dividends and other capital distributions, and affiliate transactions.  The OCC may also take any one of a number of discretionary supervisory actions against the undercapitalized institutions, including the issuance of a capital directive and, in the case of an institution that fails to file a required capital restoration plan, the replacement of senior executive officers and directors.

As of December 31, 2011, the Bank met the capital requirements of a “well capitalized” institution under applicable OCC regulations.

Premiums for Deposit Insurance.  The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC and are backed by the full faith and credit of the United States government.

The FDIC regulations assess insurance premiums based on an institution’s risk.  Under this assessment system, the FDIC evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating. In 2010, the assessment ranged from 7 to 77.5 basis points of an institution's deposits, depending on its risk category.  On February 7, 2011, the FDIC issued final rules, effective April 1, 2011, implementing changes to the assessment rules as mandated by the Dodd-Frank Act.  The final rules redefined the assessment base used for calculating deposit insurance assessments.  Specifically, the rules base assessments on an institution’s total assets less tangible capital, as opposed to total deposits.  The base assessment rates range from 2.5 to 9 basis points for the least risky institutions to 30 to 45 basis points for the riskiest.  The rate schedules will automatically adjust in the future as the DIF reaches certain milestones.

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

As discussed above, the Dodd-Frank Act made permanent the maximum deposit insurance amount of $250,000 per depositor, and non-interest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

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

All FDIC-insured depository institutions pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board.  The bonds, commonly referred to as Financing Corporation (“FICO”) bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation.  For the quarter ended September 30, 2011, the annualized FICO assessment rate equaled 1.0 basis point for each $100 in domestic deposits maintained at an institution.  Beginning with the fourth quarter of 2011, the FICO assessment was based on total assets less tangible capital instead of deposits. The fourth quarter 2011 FICO assessment rate was 0.68 basis points and the first quarter 2012 FICO assessment rate was 0.66 basis points.  FICO assessments will continue until the bonds mature in 2017 through 2019.

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

At December 31, 2011, the Bank’s loans-to-one-borrower limit was $17,284,000 based upon the 15% of unimpaired capital and surplus measurement.  At December 31, 2011, the Bank’s three largest loans were a $7,045,000 loan secured by residential lots in Davidsonville, Maryland, a $6,889,000 loan secured by an office building located in Annapolis, Maryland and a $5,700,000 loan secured by commercial residential property located in Norfolk, Virginia.  These loans were performing in accordance with their terms.

Qualified Thrift Lender Test. Savings associations must meet a QTL test, which test may be met either by maintaining, on average, at least 65% of its portfolio assets in qualified thrift investments in at least nine of the most recent twelve month period, or meeting the definition of a “domestic building and loan association” as defined in the Code.  “Portfolio Assets” generally means total assets of a savings institution, less the sum of (i) specified liquid assets up to 20% of total assets, (ii) goodwill and other intangible assets, and (iii) the value of property used in the conduct of the savings association’s business.  Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage-related securities.  Associations that fail to meet the QTL test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2011, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

Affiliate Transactions. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act (HOLA).  A savings association affiliate includes any company or entity which controls the savings institution or that is controlled by a company that controls the savings association.  For example, the holding company of a savings association and any companies which are controlled by such holding company are affiliates of the savings association.  Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, as well as contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.  Section 23B applies to “covered transactions,” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate.  “Covered transaction” include the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions.  Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate.  In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners’ Loan Act prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

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

Capital Distribution Limitations. OCC regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital.

The OCC regulations require a savings association to file an application for approval of a capital distribution if:

•	the association is not eligible for expedited treatment of its filings with the OCC;
•
the total amount of all of capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds its net income for that year to date plus retained net income for the preceding two years;

•	the association would not be at least adequately capitalized following the distribution; or
•	the proposed capital distribution would violate any applicable statute, regulation, agreement between the association and the OCC or OTS, or an OCC or OTS imposed condition.

In addition, a savings association must give the OCC notice of a capital distribution if the savings association is not required to file an application, but:

•	would not be well capitalized following the distribution;
•
the proposed capital distribution would reduce the amount of or retire any part of the savings association's common or preferred stock or retire any part of debt instruments like notes or debentures included in capital, other than regular payments required under a debt instrument; or

•
the savings association is a subsidiary of a savings and loan holding company and is not otherwise required to file a notice regarding the proposed distribution with the Federal Reserve, in which case an information copy of the notice filed with the Federal Reserve needs to be simultaneously provided to the OCC.

The OCC may prohibit a proposed capital distribution that would otherwise be permitted if the OCC determines that the distribution would constitute an unsafe or unsound practice.  In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Branching.  Under OCC branching regulations, the Bank is generally authorized to open branches within or beyond the State of Maryland if the Bank (1) qualifies as a “domestic building and loan association” under the Code, which qualification requirements are similar to those for a Qualified Thrift Lender under the Home Owners’ Loan Act, and (2) publishes public notice at least 30 days before opening a branch and no one opposes the branch.  If a comment in opposition to a branch opening is filed and the OCC determines the comment to be relevant to the approval process standards, and to require action in response, the OCC may, among other things, require a branch application or elect to hold a meeting with the Bank and the person who submitted the comment.  The OCC authority preempts any state law purporting to regulate branching by federal savings banks.

Community Reinvestment Act and the Fair Lending Laws.  Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OCC, other federal regulatory agencies as well as the Department of Justice taking enforcement actions.  Based on an examination conducted March 23, 2009, the Bank received a satisfactory rating.

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

Under the capital plan of the FHLB-Atlanta as of December 31, 2011, the Bank was required to own at least $6,943,000 of the capital stock of the FHLB-Atlanta.  As of such date, the Bank owned $6,943,000 of the capital stock of the FHLB-Atlanta and was in compliance with the capital plan requirements.

Federal Reserve System.  The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits.  At December 31, 2011, the Bank was in compliance with these requirements.

Activities of Subsidiaries. A savings association seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through a subsidiary must provide 30 days prior notice to the FDIC and the FRB and conduct any activities of the subsidiary in compliance with regulations and orders of the FRB. The FRB has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the FRB determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

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

Negative developments in the financial services industry from 2008 into 2011 have resulted in uncertainty in the financial markets in general and a related general economic downturn globally.  While we are beginning to experience modest improvement in performance, we may experience similar negative conditions in 2012.  In addition, as a consequence of the United States recession, business activity across a wide range of industries face serious difficulties due to the decline in the housing market and lack of consumer spending. Unemployment continues to be higher than historical averages.

As a result of these financial economic crises, many lending institutions, including us, have experienced declines in the performance of their loans, including residential, construction, land and residential building lots, multi-family, commercial and consumer loans.  Moreover, competition among depository institutions for deposits and quality loans has increased significantly while the significant decline in economic growth has led to a slowdown in banking related activities.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

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

During the past year, we continued to experience higher than normal levels of non-performing loans.  No assurance can be given that these conditions will improve in the near term or will not worsen.  Moreover, such conditions may result in a further increase in loan delinquencies, causing a decrease in our interest income, and may continue to have an adverse impact on our loan loss experience, possibly requiring us to add to our allowance for loan losses.  Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

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

As of December 31, 2011, approximately 99% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate.  If real estate prices decline, the value of real estate collateral securing our loans will be reduced.   Our ability to recover defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to incur financial losses on defaulted loans.

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

At December 31, 2011 and December 31, 2010, our nonperforming loans (those loans 90 or more days in arrears) equaled $31.4 million and $46.2 million, respectively. There were 53 residential loans (including acquisition and development and land loans) in non-accrual status totaling $27.0 million, ten commercial loans in non-accrual status totaling $4.2 million, and four consumer loans in non-accrual status totaling $0.2 million at December 31, 2011 compared to 86 residential loans in non-accrual status totaling $39.9 million, 14 commercial loans in non-accrual status totaling $6.2 million and two consumer loans in non-accrual status totaling $26,000 at December 31, 2010. For the years ended December 31, 2011 and December 31, 2010, there were $8.5 million and $10.7 million of loan charge-offs, respectively. At December 31, 2011, the total allowance for loan losses was $25.9 million, which was 3.72% of total net loans, compared with $29.9 million, which was 3.82% of total net loans, as of December 31, 2010.

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

Failure to comply with the Supervisory Agreements could adversely affect our business, financial condition and operating results.

On November 23, 2009, we and the Bank each entered into a supervisory agreement with the OTS, which agreements primarily addressed issues identified in the OTS’ reports of examination of our and the Bank’s operations and financial condition conducted in 2009. These supervisory agreements are now being overseen by the OCC. Although we and the Bank each intend to take such actions as may be necessary to enable us to comply with our respective requirements, there can be no assurance that we will be able to comply fully with the provisions of the Supervisory Agreements, or to do so within the timeframes required. Moreover, there can be no assurance that compliance with such requirements will not be more time consuming or more expensive than anticipated, or that efforts to comply with such requirements will not have adverse effects on the operations and financial condition of us or the Bank. Failure to comply with the Supervisory Agreements, or other supervisory directives, could subject us to significant civil monetary penalties, orders to cease and desist or other regulatory or enforcement actions. Accordingly, any material failure to comply with the Supervisory Agreements could have a material adverse effect on our business, financial condition and operating results.

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

The Dodd-Frank Act, which is still being implemented, may have a material impact on our operations.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act restructures the regulation of depository institutions.  Under the Dodd-Frank Act, the Office of Thrift Supervision was merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies are now regulated by the Federal Reserve.  Also, included was the creation of a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally charted depository institutions was reduced as well.  The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth.  The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until all regulations implementing the statute are written, adopted and implemented.  The Dodd-Frank Act may have a material impact on operations, particularly through increased regulatory burden and compliance costs.

We have established an allowance for loan losses based on our management's estimates.  Actual losses could differ significantly from those estimates. If the allowance is not adequate, it could have a material adverse effect on our earnings and the price of our common stock.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's best estimate of probable incurred losses within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management's continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations and other unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Increases in nonperforming loans have a significant impact on our allowance for loan losses.  Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of our market area.  While Bancorp is experiencing better performance results from those experienced in 2009 and 2008, loan delinquencies remain higher than usual, particularly with respect to residential construction, land and residential building lots, multi-family, commercial and consumer loans.  Bancorp has seen a decrease in troubled debt restructurings balances in 2011 compared to 2010, although the balances are still high compared to historical averages.

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

Our business is highly reliant on technology and our ability to manage the operational risks associated with technology.

We rely heavily on communications and information systems to conduct our business.  Our business involves storing and processing sensitive customer data.  Any failure, interruption or breach in security of these systems could result in theft of customer data or failures or disruptions in our customer relationship management, general ledger, deposit, loan, data storage, processing and other systems.  Our inability to access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations.  In addition, we operate a number of money transfer and related electronic, check and other payment connections that are vulnerable to individuals engaging in fraudulent activities that seek to compromise payments and related financial systems illegally.  While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers or expose us to civil litigation and regulatory fines and sanctions, any of which could have a material adverse effect on our financial condition and results of operations.

Our business is highly reliant on third party vendors and our ability to manage the operational risks associated with outsourcing those services.

We rely on third parties to provide services that are integral to our operations.  These vendors provide services that support our operations, including storage and processing of sensitive consumer date.  A cyber security breach of a vendor’s system may result in theft of our data or disruption of business processes.  A material breach of customer data at a service provider’s site may negatively impact our business reputation and cause a loss of customer business; result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions and may result in litigation.  In most cases, we will remain primarily liable to our customers for losses arising from a breach of a vendor’s data security system.  We rely on our outsourced service providers to implement and maintain prudent cyber security controls.  We have procedures in place to assess a vendor’s cyber security controls prior to establishing a contractual relationship and to periodically review assessments of those control systems; however, these procedures are not infallible and a vendor’s system can be breached despite the procedures we employ.

If our third party providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we would be able to negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting.  We are currently not required to include an opinion of our independent registered public accounting firm as to our internal controls because we are a “smaller reporting company” under SEC rules and, therefore, stockholders do not have the benefit of such an independent review of our internal controls. While we have reported no “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2011, we cannot guarantee that we will not have any “material weaknesses” in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If, in the future, we fail to complete this evaluation in a timely manner, or, if required, our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.  In addition, any failure to maintain an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business.

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

The supervisory agreements with the Federal Reserve and OCC require, among other things, that Bancorp and the Bank obtain prior OCC approval before any dividends or capital distributions can be made and that Bancorp obtain prior Federal Reserve approval before purchasing or redeeming shares of its stock.  In addition, Bancorp suspended its common stock dividend in the fourth quarter of 2009 to preserve its capital.  Although we expect to be able to resume our policy of quarterly dividend payments, this dividend policy will be reviewed in light of future earnings, OCC restrictions and other considerations.  No assurance can be given, therefore, that cash dividends on our common stock will be paid in the future.

Our Series A preferred stock, Series B preferred stock and 2035 Debentures contain restrictions on our ability to declare and pay dividends on, or repurchase, our common stock.

Our ability to declare dividends on our common stock is limited by the terms of our Series A preferred stock and Series B preferred stock.  We may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to our common stock in any quarter until the dividend on the Series A Preferred Stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally, we may not declare or pay any dividend or distribution on our common stock, and we may not purchase, redeem or otherwise acquire for consideration any of our common stock, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Series B preferred stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside), subject to certain minor exceptions.

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

Bancorp has four retail branch locations in Anne Arundel County, Maryland, of which it owns three and leases the fourth from a third party.  The initial lease term expired July 2010 and the first option to renew for an additional five year term was exercised.  There is an option to renew the lease for one more additional five year term.  In addition, the Bank leases office space in Annapolis, Maryland from a third party.  The lease expires January 2016, with the option to renew the lease for one additional five year term.

Item 3.  Legal Proceedings

There are no material pending legal proceedings to which Bancorp, the Bank or any subsidiary is a party or to which any of their property is subject.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 4.1.  Executive Officers of the Registrant

Thomas G. Bevivino, age 56, joined Bancorp in August 2004 as Controller, and has served as the Chief Financial Officer since July 1, 2005.  He serves in the same capacity for the Bank.  Effective December 2011, Mr. Bevivino was promoted to Chief Operating Officer of Bancorp and the Bank, subject to the approval of the Federal Reserve and the OCC which approval was received in February 2012.  Mr. Bevivino continued to serve as Chief Financial Officer until a replacement was approved by regulators in February 2012.   Mr. Bevivino was a financial consultant from 2002 until 2004, and served as Chief Financial Officer of Luminant Worldwide Corporation from 1999 until 2002.

Stephen W. Lilly was appointed as Chief Financial Officer of Bancorp in February 2012 upon receipt of regulatory approval.  Mr. Lilly joined Bancorp in November 2011 as Senior Vice President.  Prior to joining Bancorp, he served as Chief Financial Officer of Bay Vanguard FSB in Baltimore, Maryland.

Phillip V. Jones, Jr., age 60, joined Bancorp in July 2009 as Executive Vice President and Chief Operating Officer.  Effective January 1, 2011, Mr. Jones shifted his role from Chief Operating Officer to Chief Relationship Officer.  He will serve in the same capacity for the Bank.  Mr. Jones served as Executive Vice President, National Commercial Real Estate for Sovereign Bank from 2003 to May 2009.

The biography of Alan J. Hyatt will be continued in the proxy statement for the 2012 Annual Meeting of Shareholders.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Bancorp is traded on the Nasdaq Capital Market under the symbol “SVBI”.  As of March 9, 2012, there were 1,368 stockholders of record of Bancorp’s common stock.

Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016-3572, serves as the Transfer Agent and Registrar for Bancorp.

The following table sets forth the high and low sales prices per share of Bancorp’s common stock for the periods indicated, as reported on the Nasdaq Capital Market:

Quarterly Stock Information

2011				2010
	Stock Price Range		Per Share		Stock Price Range		Per Share
Quarter	Low	High	Dividend	Quarter	Low	High	Dividend
1st	$3.02	$5.69	$-	1st	$2.20	$4.37	$-
2nd	3.07	4.99	-	2nd	3.75	6.57	-
3rd	2.09	3.66	-	3rd	3.10	5.36	-
4th	2.25	3.17	-	4th	2.80	3.98	-

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

Bancorp’s main source of income is dividends from the Bank.  As a result, Bancorp's dividends to its common shareholders now will depend primarily upon OCC and Federal Reserve approval and receipt of dividends from the Bank.

Bancorp suspended its common stock dividend in the fourth quarter of 2009 to preserve its capital.

Bancorp’s ability to declare a dividend on its common stock is also limited by the terms of Bancorp’s Series A preferred stock and Series B preferred stock.  Bancorp may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to its common stock in any quarter until the dividend on the Series A preferred stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally, Bancorp may not declare or pay any dividend or distribution on its common stock, and Bancorp may not purchase, redeem or otherwise acquire for consideration any of its common stock, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Series B preferred stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside), subject to certain minor exceptions.

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

Summary Financial and Other Data

	At December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share information)
Balance Sheet Data
Total assets	$900,628	$962,543	$967,788	$987,651	$962,234
Total loans, net	693,303	778,937	814,234	896,459	893,014
Investment securities held to maturity	40,357	27,311	8,031	1,345	2,383
Non-performing loans	31,432	46,164	60,808	54,795	7,700
Total non-performing assets	51,364	67,119	82,382	61,112	10,693
Deposits	652,757	714,776	710,329	683,866	652,773
Short-term borrowings	-	-	-	-	15,000
Long-term debt	115,000	115,000	125,000	153,000	175,000
Total liabilities	794,698	856,443	861,557	863,984	866,958
Stockholders’ equity	105,930	106,100	106,231	123,667	95,276
Book value per common share	$7.88	$7.89	$7.91	$9.64	$9.46
Common shares outstanding	10,066,679	10,066,679	10,066,679	10,066,679	10,066,679

Other Data:
Number of:
Full service retail banking facilities	4	4	4	4	4
Full-time equivalent employees	127	116	118	106	118

Summary of Operations

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share information)
Interest income	$44,501	$49,533	$52,658	$62,472	$71,814
Interest expense	15,587	19,329	26,051	33,503	38,176
Net interest income	28,914	30,204	26,607	28,969	33,638
Provision for loan losses	4,612	5,744	31,402	7,481	2,462
Net interest income (loss) after provision for loan losses	24,302	24,460	(4,795)	21,488	31,176
Non-interest income	2,510	2,745	2,501	2,791	4,336
Non-interest expense	24,611	25,008	22,862	17,293	16,492
Income (loss) before income tax provision (benefit)	2,201	2,197	(25,156)	6,986	19,020
Provision for income taxes (benefit)	982	1,040	(9,928)	2,873	7,909
Net income (loss)	$1,219	$1,157	$(15,228)	$4,113	$11,111

Per Share Data:
Basic earnings (loss) per share	$(0.05)	$(0.06)	$(1.68)	$0.39	$1.10
Diluted earnings (loss) per share	$(0.05)	$(0.06)	$(1.68)	$0.39	$1.10
Cash dividends declared per share	$-	$-	$.09	$.24	$.24
Weighted number of shares outstanding basic	10,066,679	10,066,679	10,066,679	10,066,679	10,066,283
Weighted number of shares outstanding diluted	10,066,679	10,066,679	10,066,679	10,066,679	10,066,283

Key Operating Ratios

	For the Year Ended December 31,
	2011	2010	2009	2008	2007

Performance Ratios:
Return on average assets	0.13%	0.12%	(1.54%)	0.43%	1.19%
Return on average equity	1.15%	1.12%	(13.13%)	4.03%	12.09%
Dividend payout ratio	-%	-%	(5.36%)	61.54%	21.82%
Net interest margin	3.39%	3.40%	2.90%	3.16%	3.81%
Interest rate spread	3.34%	3.36%	2.64%	2.81%	3.45%
Non-interest expense to average assets	2.62%	2.56%	2.32%	1.79%	1.76%
Efficiency ratio*	61.11%	59.15%	61.77%	51.64%	42.82%

Asset Quality Ratios:
Average equity to average assets	11.27%	10.59%	11.76%	10.55%	9.82%
Nonperforming assets to total assets
at end of period	5.70%	6.97%	8.51%	6.19%	1.11%
Nonperforming loans to total gross
loans at end of period	4.23%	5.50%	6.71%	5.63%	0.78%
Allowance for loan losses to
net loans at end of period	3.72%	3.82%	4.24%	1.65%	1.21%
Allowance for loan losses to
nonperforming loans at end of period	82.52%	64.71%	57.05%	27.03%	140.01%

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

	Year Ended December 31,
	2011			2010			2009
	Average			Average			Average
	Volume	Interest	Yield/Cost	Volume	Interest	Yield/Cost	Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$753,926	$43,675	5.79%	$823,410	$49,154	5.97%	$878,191	$52,520	5.98%
Investments (2)	36,501	584	1.60%	16,422	223	1.36%	3,416	41	1.20%
Mortgage-backed securities	752	33	4.43%	1,022	22	2.15%	1,247	63	5.05%
Other interest-earning assets (3)	62,003	209	0.34%	46,383	134	0.29%	35,270	34	0.10%
Total interest-earning assets	853,182	44,501	5.22%	887,237	49,533	5.58%	918,124	52,658	5.74%
Non-interest earning assets	85,712			90,240			68,370
Total Assets	$938,894			$977,477			$986,494

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$284,808	1,894	0.66%	$288,263	3,439	1.19%	$196,671	3,280	1.67%
Certificates of deposits	405,147	8,511	2.10%	434,144	10,296	2.37%	503,447	16,502	3.28%
Borrowings	139,119	5,182	3.72%	147,311	5,594	3.80%	140,639	6,269	4.46%
Total interest-bearing liabilities	829,074	15,587	1.88%	869,718	19,329	2.22%	840,757	26,051	3.10%
Non-interest bearing liabilities	4,039			4,246			29,753
Stockholders' equity	105,781			103,513			115,984
Total liabilities and stockholders' equity	$938,894			$977,477			$986,494
Net interest income and Interest rate spread		$28,914	3.34%		$30,204	3.36%		$26,607	2.64%
Net interest margin			3.39%			3.40%			2.90%
Average interest-earning assets to
average interest-bearing liabilities			102.91%			102.01%			109.20%

(1) Non-accrual loans are included in the average balances and in the computation of yields.
(2) Bancorp does not have any tax-exempt investment securities.
(3) Other interest earning assets include interest bearing deposits in other banks, federal funds, and FHLB stock investments.

Rate Volume Table

	Year ended December 31, 2011			Year ended December 31, 2010
	vs.			vs.
	Year ended December 31, 2010			Year ended December 31, 2009
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(dollars in thousands)
Interest-earning assets
Loans	$(5,479)	$(4,148)	$(1,331)	$(3,366)	$(3,276)	$(90)
Investments	361	273	88	182	156	26
Mortgage-backed securities	11	(6)	17	(41)	(11)	(30)
Other interest-earning assets	75	45	30	100	11	89
Total interest income	(5,032)	(3,836)	(1,196)	(3,125)	(3,120)	(5)

Interest-bearing liabilities
Savings and checking deposits	(1,783)	(47)	(1,736)	31	1,816	(1,785)
Certificates of deposits	(1,547)	(655)	(892)	(6,078)	(2,186)	(3,892)
Borrowings	(412)	(311)	(101)	(675)	297	(972)
Total interest expense	(3,742)	(1,013)	(2,729)	(6,722)	(73)	(6,649)

Net change in net interest income	$(1,290)	$(2,823)	$1,533	$3,597	$(3,047)	$6,644

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

Bancorp has experienced improved earnings from those experienced during the second half of 2008 and all of 2009 as it continues to see some improvement in the national and local economic environment. Management believes that Bancorp’s 2011 and 2010 results, while significantly better than 2009, do not mean that it will not continue to experience the challenges it and many other financial institutions faced in 2008 and 2009 as a result of the economic recession. Those challenges, including increased loan delinquencies and a decrease in the demand for certain loan products including construction, development, and land acquisition loans, continue to show signs of improvement from 2008 and 2009. However, continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the recession, including job losses and other factors, have continued to affect Bancorp’s borrowers. Management believes that this economic deterioration has continued to be stable in 2011 since having stabilized somewhat in 2010 which has resulted in stabilization in loan delinquencies from 2009 levels. While the interest rate spread between Bancorp’s cost of funds and what it earns on loans has increased from 2009 levels, competition for new loans and deposits remains strong.  The increase in interest rate spread was caused in part by decreases in non-accrual loans in which interest income was not recorded, and to decreases in interest rates paid on deposits and other borrowings outpacing the decreases in interest earned on loans.

Bancorp’s total loan portfolio has decreased from 2010 and Bancorp has experienced a modest decrease in loan delinquencies, which resulted in the allowance for loan losses decreasing from 2010.  Bancorp has seen the same level of foreclosed real estate expenses in 2011 as in 2010 due to loans going to foreclosure.

Bancorp expects to experience continued improvement in market conditions in 2012, as the effects of the recession continue to improve and as the employment environment in its market improves.  However, if interest rates increase, demand for borrowing may remain low and Bancorp’s interest rate spread could decrease. Bancorp will continue to manage loan and deposit pricing against the risks of rising costs of its deposits and borrowings. Interest rates are outside the control of Bancorp, so it must attempt to balance its pricing and duration of its loan portfolio against the risks of rising costs of its deposits and borrowings.

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

Critical Accounting Policies

Bancorp’s significant accounting policies and recent accounting pronouncements are set forth in Note 1 of the consolidated financial statements for the year ended December 31, 2011 which are included elsewhere in this Form 10-K.  Of these significant accounting policies, Bancorp considers the policies regarding the allowance for loan losses and valuation of foreclosed real estate to be its most critical accounting policies, given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations.  In addition, changes in economic conditions can have a significant impact on real estate values of underlying collateral affecting the allowance for loan losses and therefore the provision for loan losses and results of operations as well as the valuation of foreclosed real estate.  Bancorp has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  Bancorp’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

Financial Condition

Total assets decreased by $61,915,000, or 6.4%, at December 31, 2011 to $900,628,000, compared to $962,543,000 at December 31, 2010.  The following discusses the material changes between the December 31, 2011 and 2010 statements of financial condition.

Cash

Cash and cash equivalents increased by $16,435,000, or 23.2%, at December 31, 2011 to $87,390,000, compared to $70,955,000 at December 31, 2010.  This increase was primarily due to management’s decision to increase liquidity to offset any potential decreases in customer deposits due to the economic slowdown.  This was achieved by retaining more customer deposits than necessary given the lower loan demand and loan payoffs.

Investments

Investment securities held to maturity increased by $13,046,000, or 47.8%, at December 31, 2011 to $40,357,000, compared to $27,311,000 at December 31, 2010.  This increase was primarily due to management’s decision to purchase US Treasury and agency securities in place of lower yielding overnight investments with funds generated from a decrease in the loan portfolio.

Loans

Loans Held For Sale.  Loans held for sale increased by $702,000, or 20.5% at December 31, 2011 to $4,128,000, compared to $3,426,000 at December 31, 2010.  This increase was primarily due to the timing of loans pending sale as of December 31, 2011 compared to as of December 31, 2010.

Loans Receivable.  Total loans receivable, net decreased by $85,634,000, or 11.0% at December 31, 2011, to $693,303,000, compared to $778,937,000 at December 31, 2010.  The decrease in the loan portfolio was a result of decreased loan demand from the economic slowdown.   In addition, the allowance for loan losses decreased by $3,933,000, or 13.2%, at December 31, 2011 to $25,938,000, compared to $29,871,000 at December 31, 2010.  The decrease in the allowance was primarily due to a decrease in loans receivable and an improvement in loan delinquencies and non-accrual loans.

Foreclosed Real Estate

Foreclosed real estate decreased by $1,023,000, or 4.9%, at December 31, 2011 to $19,932,000, compared to $20,955,000 at December 31, 2010.  This decrease was primarily due to foreclosed properties being sold and additional write downs taken partially offset by new loan foreclosures.

Premises and Equipment

Premises and equipment decreased by $1,109,000, or 3.9%, at December 31, 2011 to $27,218,000, compared to $28,327,000 at December 31, 2010.  This decrease was primarily due to the annual depreciation of the premises and equipment with minimal new fixed assets added throughout 2011.

Other Assets

Other assets decreased by $3,583,000, or 14.4%, at December 31, 2011 to $21,357,000, compared to $24,940,000 at December 31, 2010.  This decrease was primarily due to decreases in net deferred income taxes of $888,000, income taxes receivable of $762,000, and prepaid expenses of $1,393,000 in 2011.

Liabilities

Deposits.  Total deposits decreased by $62,019,000, or 8.7%, at December 31, 2011 to $652,757,000, compared to $714,776,000 at December 31, 2010.  This decrease was primarily attributable to decreases in certificates of deposits of $37,030,000 and passbooks of $32,487,000 partially offset by increases of $7,498,000 in other deposit categories due to management’s decision to actively promote its demand deposits.

FHLB-Atlanta Advances.  FHLB-Atlanta advances at December 31, 2011 were $115,000,000, which was unchanged from December 31, 2010.  There were no contractual advance payoffs scheduled during 2011 and no additional advances were needed as cash increased during the year from the proceeds from loan payoffs.

Junior Subordinated Debt Securities Due 2035.  As of December 31, 2011, Bancorp had outstanding approximately $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR (0.40% December 31, 2011) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

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

Standby letters of credit, which are obligations of Bancorp to guarantee performance of borrowers to governmental entities, decreased $2,640,000, or 14.7%, as of December 31, 2011 to $15,319,000, compared to $17,959,000 as of December 31, 2010. In 2011, Bancorp experienced a decrease in demand from its borrowers for letter of credit requirements.

Unadvanced construction loans decreased $8,648,000, or 32.4%, as of December 31, 2011 to $18,014,000, compared to $26,662,000 as of December 31, 2010. This decrease was primarily the result of the funding of existing construction loan obligations outpacing new construction loan originations.

Home equity lines of credit increased $283,000, or 2.0%, as of December 31, 2011 to $14,623,000, compared to $14,340,000 as of December 31, 2010.  This increase was primarily due to greater customer demand for home equity loans in 2011.  Home equity lines of credit allow the borrowers to draw funds up to a specified loan amount, from time to time.  Bancorp’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

Mortgage loan commitments decreased $4,768,000, or 81.8%, as of December 31, 2011 to $1,059,000, compared to $5,827,000 as of December 31, 2010. This decrease was primarily due to the timing of loan commitments booked at year end.  Loan commitments are obligations of Bancorp to provide loans, and such commitments are made in the usual course of business.

Lines of credit, which are obligations of Bancorp to fund loans made to certain borrowers, increased $5,692,000, or 22.0%, to $31,525,000 as of December 31, 2011, compared to $25,833,000 as of December 31, 2010.  The increase was a result of more demand for this type of loan product during 2011.  Bancorp’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

Loans sold and serviced with limited repurchase provisions decreased $20,385,000, or 53.7% as of December 31, 2011 to $17,558,000, compared to $37,943,000 as of December 31, 2010.  This decrease was the result of a lower volume of loans sold in the secondary market in 2011.

Bancorp uses the same credit policies in making commitments and conditional obligations as it does for its on-balance sheet instruments.

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010.

General.  Bancorp’s net income for the year ended December 31, 2011 was $1,219,000, or a loss of $(0.05) per share diluted after giving effect to dividends paid on preferred stock and amortization of discount on preferred stock.  This compared to net income of $1,157,000, or a loss of $(0.06) per share diluted in 2010.  This increase of $62,000 was primarily the result of the economic environment Bancorp experienced in 2011 compared to 2010, including a decrease in net interest income, a decrease in the provision for loan losses, a decrease in income tax provision and a decrease in non-accrual loans.

Net Interest Income.  Net interest income (interest earned net of interest charges) decreased $1,290,000, or 4.3%, to $28,914,000 for the year ended December 31, 2011, compared to $30,204,000 for the year ended December 31, 2010.  This decrease was primarily due to a decrease in Bancorp’s volume. Bancorp’s interest rate spread decreased by 0.02% to 3.34% for the year ended December 31, 2011, compared to 3.36% for the year ended December 31, 2010. This decrease was the result of interest rates earned on Bancorp’s loan portfolio decreasing faster than the decrease in interest rates paid on Bancorp’s interest bearing liabilities. In addition, Bancorp’s non-accrual loans decreased from $46,164,000 at December 31, 2010 to $31,432,000 at December 31, 2011.  This resulted in $2,083,000 of interest income not recorded on non-accrual loans in 2011, compared to $2,306,000 of unrecorded interest in 2010.  Bancorp discontinues the accrual of interest on all non-accrual loans, at which time all previously accrued but uncollected interest is deducted from income.   Bancorp is uncertain whether it will be able to further reduce the interest rate paid on its interest bearing liabilities by attracting lower cost deposits, due to the general expectation of continued increased competition for deposit accounts.

Provision for Loan Losses.  Bancorp’s loan portfolio is subject to varying degrees of credit risk and an allowance for loan losses is maintained to absorb losses inherent in its loan portfolio.  Credit risk includes, but is not limited to, the potential for borrower default and the failure of collateral to be worth what the Bank determined it was worth at the time of the granting of the loan.  The Bank monitors its loan portfolio loan delinquencies at least as often as monthly.  All loans that are delinquent and all loans within the various categories of the Bank’s portfolio as a group are evaluated.  The Bank’s Board, with the advice and recommendation of the Bank’s loss mitigation committee, estimates an allowance to be set aside for loan losses.  Included in determining the calculation are such factors as historical losses for each loan portfolio, current market value of the loan’s underlying collateral, inherent risk contained within the portfolio after considering the state of the general economy, economic trends, consideration of particular risks inherent in different kinds of lending and consideration of known information that may affect loan collectibility.  A decrease in the loan loss provision from the beginning of the year to the end of a year is the result after an analysis of the aforementioned factors and applying that rationale to the total portfolio.

The total allowance for loan losses decreased $3,933,000, or 13.2%, to $25,938,000 as of December 31, 2011, compared to $29,871,000 as of December 31, 2010.  The decrease in the allowance was due to a decrease in loans receivable, an improvement in loan delinquencies and non-accrual loans offset in part by an increase in impaired loans primarily due to a slowdown in foreclosed loans transferred to foreclosed real estate. During the year ended December 31, 2011, the provision for loan losses was $4,612,000 compared to $5,744,000 for the year ended December 31, 2010.  This decrease of $1,132,000, or 19.7%, was a result of management’s determination that less of a provision for loan losses was needed for the level of inherent risk in its portfolio for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Bancorp’s total loan portfolio has decreased from 2010.  In addition, Bancorp has experienced a modest decrease in loan delinquencies, which contributed to the decision to reduce the provision for loan losses from 2010. Management believes that Bancorp will continue to experience improvement in the challenges faced by many financial institutions resulting from the slowdown in the economy and real estate markets.

Other Income and Non Interest Expenses.  Total other income decreased $235,000, or 8.6%, to $2,510,000 for 2011 compared to $2,745,000 for 2010.

Revenues from mortgage banking activities decreased $267,000, or 31.7%, to $576,000 for the year ended December 31, 2011, compared to $843,000 for the year ended December 31, 2010.  This decrease was primarily a result of the market conditions which affected our ability to originate loans to be sold in the secondary market.

Real estate commissions increased $63,000, or 10.6%, to $657,000 for the year ended December 31, 2011, compared to $594,000 for the year ended December 31, 2010. This increase was primarily the result of an increase in commercial sales and leasing in 2011 compared to 2010.

Real estate management fees increased $52,000, or 9.1%, to $625,000 for the year ended December 31, 2011, compared to $573,000 for the year ended December 31, 2010.  This increase was primarily due to increased fees charged in 2011.

Other non-interest income decreased $83,000, or 11.3%, to $652,000 for the year ended December 31, 2011, compared to $735,000 for the year ended December 31, 2010. This decrease was primarily due to lower credit report and ATM surcharges fees offset by higher letter of credit fees, savings charges, and NSF fees.

Total non-interest expense decreased $397,000, or 1.6%, to $24,611,000 for 2011 compared to $25,008,000 for 2010.

Compensation and related expenses increased $572,000, or 6.0%, to $10,155,000 for the year ended December 31, 2011, compared to $9,583,000 for the year ended December 31, 2010.  This increase was primarily the result of the hiring of higher level management and other additional personnel in 2011 and the resulting compensation for these employees in 2011 compared to 2010.  As of December 31, 2011, Bancorp had 127 full-time equivalent employees compared to 116 at December 31, 2010.

Occupancy expense decreased $219,000, or 14.9%, to $1,247,000 for the year ended December 31, 2011, compared to $1,466,000 for the year ended December 31, 2010.  This decrease was primarily due to lower maintenance costs incurred at Bancorp’s headquarters.

Foreclosed real estate expenses, net decreased $109,000, or 2.0%, to $5,409,000 for the year ended December 31, 2011, compared to $5,518,000 for the year ended December 31, 2010.  This decrease was primarily due to a decrease in loans foreclosed on, lower write downs taken on foreclosed property and lower expenses associated with the maintenance of foreclosed property in 2011 compared to 2010.

Legal fees decreased $353,000, or 28.1%, to $905,000 for the year ended December 31, 2011, compared to $1,258,000 for the year ended December 31, 2010.  This decrease was primarily due to a decrease in fees associated with loan foreclosures and loan collections in 2011 compared to 2010.

The FDIC assessment decreased $51,000, or 2.2%, to $2,231,000 for the year ended December 31, 2011, compared to $2,282,000 for the year ended December 31, 2010.  This decrease was primarily the result of decreased premiums charged by the FDIC in 2011 due to a decrease in insured deposits.

Other non-interest expense decreased $237,000, or 4.8%, to $4,664,000 for the year ended December 31, 2011, compared to $4,901,000 for the year ended December 31, 2010.  This decrease was primarily the result of a decrease in credit reports, office expense, postage and telephone and partially offset by advertising, accounting, contributions, dues and subscriptions, property management fees, on-line charges, bank service charges and savings account losses.

Income Taxes.  Income taxes decreased $58,000, to an income tax expense of $982,000 compared to income tax expense of $1,040,000 for the year ended December 31, 2010.  The effective tax rate for the years ended December 31, 2011 and 2010 was 44.6% and 47.3%, respectively.

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

Provision for Loan Losses. The total allowance for loan losses decreased $4,822,000, or 13.9%, to $29,871,000 as of December 31, 2010, compared to $34,693,000 as of December 31, 2009.  Management’s decision to decrease the allowance was due to a decrease in loans receivable, an improvement in loan delinquencies and a reduction in impaired loans primarily due to foreclosed loans transferred to foreclosed real estate. During the year ended December 31, 2010, the provision for loan losses was $5,744,000 compared to $31,402,000 for the year ended December 31, 2009.  This decrease of $25,658,000, or 81.7%, was a result of management’s determination that less of a provision for loan losses was needed for the level of inherent risk in its portfolio for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

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

Liquidity and Capital Resources

In 2011, Bancorp’s sources of liquidity were loan repayments, maturing investments, deposits, borrowed funds, and the sale of loans.  Bancorp considers core deposits stable funding sources and includes all deposits, except time deposits of $100,000 or more.  At December 31, 2011, core deposits equaled 76% of total deposits.  The Bank’s experience has been that a substantial portion of certificates of deposit renew at time of maturity and remain on deposit with the Bank.  Additionally, loan payments, maturities, deposit growth and earnings contributed to Bancorp’s flow of funds.

In addition to its ability to generate deposits, Bancorp has external sources of funds, which may be drawn upon when desired.  The primary source of external liquidity is an available line of credit with the FHLB-Atlanta.  The Bank’s credit availability under the FHLB of Atlanta’s credit availability program was $184,400,000 at December 31, 2011, of which $115,000,000 was outstanding.  The Bank is able to borrow up to 20% of total assets.

The maturities of these long-term advances at December 31, 2011 were as follows (dollars in thousands):

Rate	Amount	Maturity
-%	$-	2012
-%	-	2013
2.940% to 4.210%	25,000	2014
3.710% to 4.340%	40,000	2015
-%	-	2016
2.580% to 4.050%	50,000	Thereafter
	$115,000

As of December 31, 2011, Bancorp had outstanding an aggregate of $24,119,000 principal amount of subordinated debt, consisting of the 2035 Debentures and the Subordinated Notes.  The 2035 Debentures total $20,619,000, pay interest quarterly at a floating rate of interest of 3-month LIBOR (0.40% December 31, 2011) plus 200 basis points, and mature on January 7, 2035.  The Subordinated Notes total $3,500,000 and pay interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.

As of December 31, 2011, Bancorp had $1,059,000 outstanding in loan commitments, and unadvanced construction commitments of $18,014,000 which Bancorp expects to fund from the sources of liquidity described above.  These amounts do not include undisbursed lines of credit, home equity lines of credit and standby letters of credit, in the aggregate amount of $61,467,000 at December 31, 2011, which Bancorp anticipates it will be able to fund, if required, from these liquidity sources in the regular course of business.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity.  As of December 31, 2011, Bancorp had no material commitments for capital expenditures.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

We anticipate that our primary sources of liquidity in fiscal 2012 will be from loan repayments, maturing investments, deposits, borrowed funds, and the sale of loans. We believe that these sources of liquidity will be enough for Bancorp to meet its liquidity needs over the next twelve months.  Cash generated from these liquidity sources may be affected by a number of factors. See “Risk Factors” for a discussion of the factors that can negatively impact the amount of cash we could receive.

Contractual Obligations

The following table contains, for the periods indicated, information regarding the financial obligations owing by Bancorp under contractual obligations.

	Payments due by period (dollars in thousands)
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years

Long-term borrowings	$115,000	$-	$25,000	$40,000	$50,000

Subordinated debentures	24,119	-	-	-	24,119

Operating lease obligations	365	96	194	75	-

Certificates of Deposit	383,103	254,873	104,169	24,061	-

Total	$522,587	$254,969	$129,363	$64,136	$74,119

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

Bancorp’s primary strategy to control interest rate risk is to sell substantially all long-term fixed-rate loans in the secondary market.  To further control interest rate risk related to its loan portfolio, Bancorp originates construction loans that typically have terms of one year or less.  The turnover in construction loan portfolio assists Bancorp in maintaining a reasonable level of interest rate risk.

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

Exposure to interest rate risk is actively monitored by Bancorp’s management.  Its objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments.  Bancorp uses the OTS Net Portfolio Value (“NPV”) model to monitor its exposure to interest rate risk, which calculates changes in NPV.  The following table represents Bancorp’s NPV at December 31, 2011.  The NPV was calculated by the OCC, based upon information provided to the OCC.

INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)
			Net Portfolio Value		NPV as % of PV of Assets
Change In Rates		$ Amount	$ Change	% Change	NPV Ratio	Change
(dollars are in thousands)
+300	bp	152,001	7,927	6%	16.44%	112	bp
+200	bp	150,091	6,017	4%	16.13%	81	bp
+100	bp	147,889	3,815	3%	15.80%	48	bp
+50	bp	145,767	1,694	1%	15.54%	22	bp
0	bp	144,074			15.32%
-50	bp	141,439	(2,635)	(2%)	15.03%	(28	bp)
-100	bp	139,893	(4,181)	(3%)	14.88%	(44	bp)

The above table suggests that if interest rates rise 100 bps, Bancorp’s interest sensitive assets would increase in value by $3,815,000.

Item 8.  Financial Statements and Supplementary Data

Financial statements and supplementary data are included herein at pages F-1 through F-48, and incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Under the supervision and with the participation of Bancorp's management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2011. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the period covered by this report, Bancorp’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by  Bancorp in its reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Bancorp’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.  Based on that evaluation, there were no such changes during the quarter ended December 31, 2011.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Severn Bancorp, Inc. (“Bancorp”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report.  The consolidated financial statements and notes included in this annual report have been prepared in conformity with accounting principles generally accepted in the United States of America, and as such, include some amounts that are based on management’s best estimates and judgments.

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

Management assessed the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2011.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on its assessment, management concluded that as of December 31, 2011, Bancorp’s internal control over financial reporting is effective and meets the criteria of the Internal Control – Integrated Framework.

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

Item 9B.  Other Information

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

Based on the considerations set forth above, at its meeting on November 18, 2011, the Compensation Committee awarded Messrs. Hyatt and Bevivino a discretionary bonus totaling $15,000 and $10,000, respectively.  The Compensation Committee concluded that a modest bonus should be awarded for 2011 in line with what was awarded in 2010 because Bancorp’s performance in 2011 was similar to 2010.  In addition, the Compensation Committee determined that Mr. Hyatt would receive an approximately 5% increase in base salary for 2012 as he had in 2011.  Effective December 1, 2011, Mr. Bevivino’s role with Bancorp changed from Chief Financial Officer to Chief Operating Officer.  Therefore, Mr. Hyatt’s and Mr. Bevivino’s 2012 base salary will be $372,000 and $225,000, respectively. Effective January 1, 2012, Mr. Jones’ base salary will be $120,000.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Reference is made to the section captioned “Discussion of Proposals Recommended by the Board - Proposal 1:  Election of Directors” in Bancorp's Proxy Statement relating to the 2012 Annual Stockholders Meeting (“Proxy Statement”), and the information contained in item 4.1 of this Form 10-K,  for the information required by this Item, which is hereby incorporated by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the section captioned “Stock Ownership,” in Bancorp's Proxy Statement for the information required by this Item, which is hereby incorporated by reference.  The following table provides certain information as of December 31, 2011 with respect to Bancorp’s equity based compensation plans.

	Number of		Number of
	securities to be		securities
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding	outstanding	under equity
	options, warrants	options, warrants	compensation
Plan Category	and rights	and rights	plans
Equity compensation
plan approved by
security holders	100,000	$4.21	522,501
Equity compensation
plans not approved by
security holders	-	-	-
Total	100,000	$4.21	522,501

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

Item 14.  Principal Accounting Fees and Services

Reference is made to the section captioned “Discussion of Proposals Recommended by the Board – Proposal 2: Ratification of Appointment of Independent Auditor” in Bancorp's Proxy Statement for the information required by this Item, which is hereby incorporated by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

    (a)    The following consolidated financial statements of Bancorp and its wholly owned subsidiaries are filed as part of this report:

1.    Financial Statements

•	Report of ParenteBeard LLC, independent registered public accounting firm.
•	Consolidated statements of financial condition at December 31, 2011 and December 31, 2010
•	Consolidated statements of operations for the years ended December 31, 2011, 2010, and 2009
•	Consolidated statements of cash flows for the years ended December 31, 2011, 2010, and 2009
•	Consolidated statements of stockholders’ equity for the years ended December 31, 2011, 2010 and 2009
•	Notes to consolidated financial statements

2.         Financial Statement Schedules
All financial statement schedules have been omitted, as required information is either inapplicable or included in the consolidated financial statements or related notes.

3.         Exhibits
  The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Severn Bancorp, Inc., as amended (1)
3.2	Bylaws of Severn Bancorp, Inc., as amended (2)
4.1	Warrant for Purchase of Shares of Common Stock (3)
10.1+	Stock Option Plan (4)
10.2+	Employee Stock Ownership Plan (5)
10.3+	Form of Common Stock Option Agreement (6)
10.4+	2008 Equity Incentive Plan (7)
10.5+	Form of Subscription Agreement (8)
10.6	Form of Subordinated Note (8)
10.7	Purchase Agreement, dated November 21, 2008, between Bancorp and the United States Department of the Treasury (3)
10.8	Supervisory Agreement dated November 23, 2009 between Severn Savings Bank, FSB and the OTS (9)
10.9	Supervisory Agreement dated November 23, 2009 between Severn Bancorp, Inc. and the OTS (9)
10.10+	Form of Director Option Award (10)
10.11+	Form of Employee Option Award (10)
14	Code of Ethics (11)
21.1	Subsidiaries of Severn Bancorp, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	31 C.F.R. § 30.15 Certification of Principal Executive Officer
99.2	31 C.F.R. § 30.15 Certification of Principal Financial Officer

101
The following financial statements from Severn Bancorp, Inc. Annual Report on Form 10-K as of December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

SEVERN BANCORP, INC.
March 15, 2012	/s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2012	/s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board,
President, Chief Executive Officer
and Director

March 15, 2012	/s/ Stephen W. Lilly
Stephen W. Lilly, Senior Vice
President, Chief Financial Officer

March 15, 2012	/s/ Melvin E. Meekins, Jr.
Melvin E. Meekins, Jr.,
Vice Chairman of the Board

March 15, 2012	/s/ Eric M. Keitz
Eric M. Keitz, Director

March 15, 2012	/s/ John A. Lamon III
John A. Lamon III, Director

March 15, 2012	/s/ Ronald P. Pennington
Ronald P. Pennington, Director

March 15, 2012	/s/ T. Theodore Schultz
T. Theodore Schultz, Director

March 15, 2012	/s/ Albert W. Shields
Albert W. Shields, Director

March 15, 2012	/s/ Konrad M. Wayson
Konrad M. Wayson, Director