Form 10-Q
period 2012-03-31
SEVERN BANCORP INC
filed 2012-05-09
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on May 9, 2012: 10,066,679 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

PART I– FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$35,223	$35,577
Interest-bearing deposits in other banks	40,559	40,610
Federal funds sold	29,399	11,203
Cash and cash equivalents	105,181	87,390
Investment securities held to maturity	40,348	40,357
Loans held for sale	4,886	4,128
Loans receivable, net of allowance for loan losses of
$25,795 and $25,938, respectively	675,801	693,303
Premises and equipment, net	26,946	27,218
Foreclosed real estate	19,853	19,932
Federal Home Loan Bank stock at cost	6,943	6,943
Accrued interest receivable and other assets	20,513	21,357

Total assets	$900,471	$900,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$650,473	$652,757
Long-term borrowings	115,000	115,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	4,828	2,822

Total liabilities	794,420	794,698

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized;
Preferred stock series “A”, 437,500 shares issued and outstanding	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized;
10,066,679 shares issued and outstanding	101	101
Additional paid-in capital	74,761	74,683
Retained earnings	31,185	31,142

Total stockholders' equity	106,051	105,930

Total liabilities and stockholders' equity	$900,471	$900,628

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)
	For the Three Months Ended
	March 31,
	2012	2011

Interest Income
Loans, including fees	$10,037	$11,529
Securities, taxable	174	122
Other	54	47
Total interest income	10,265	11,698

Interest Expense
Deposits	2,250	2,838
Long-term borrowings and subordinated debentures	1,302	1,288
Total interest expense	3,552	4,126

Net interest income	6,713	7,572
Provision for loan losses	465	634
Net interest income after provision for loan losses	6,248	6,938

Non-Interest Income
Real estate commissions	208	111
Real estate management fees	144	142
Mortgage banking activities	375	155
Other	163	154
Total non-interest income	890	562

Non-Interest Expenses
Compensation and related expenses	3,060	2,614
Occupancy	175	255
Foreclosed real estate expenses, net	1,217	1,945
Legal fees	135	184
FDIC assessments and regulatory expense	536	560
Other	1,187	1,151
Total non-interest expenses	6,310	6,709

Income before income tax provision	828	791
Income tax provision	356	344
Net income	$472	$447
Amortization of discount on preferred stock	(68)	(68)
Dividends on preferred stock	(362)	(362)
Net income available to common stockholders	$42	$17
Basic earnings per share	$.00	$.00
Diluted earnings per share	$.00	$.00

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011

Cash Flows from Operating Activities

Net income	$472	$447
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of deferred loan fees	(289)	(450)
Net amortization of premiums and
discounts	49	37
Provision for loan losses	465	634
Provision for depreciation	275	314
Gain on sale of loans	(375)	(155)
(Gain) loss on sale of foreclosed real estate	(329)	521
Provision for foreclosed real estate losses	1,209	1,059
Proceeds from loans sold to others	25,257	8,813
Loans originated for sale	(25,640)	(5,574)
Stock-based compensation expense	11	28
Decrease in net deferred tax asset	355	227
Decrease in accrued interest receivable
and other assets	489	406
Increase in accrued interest payable and other liabilities	2,006	1,558

Net cash provided by operating activities	3,955	7,865

Cash Flows from Investing Activities

Purchase of investment securities held to maturity	(1,045)	(6,123)
Proceeds from maturing investment securities	1,000	2,000
Principal collected on mortgage-backed securities	5	149
Net decrease in loans	12,726	23,685
Proceeds from sale of foreclosed real estate	3,776	4,582
Investment in foreclosed real estate	23	(197)
Investment in premises and equipment	(3)	(31)
Net cash provided by investing activities	16,482	24,065

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011

Cash Flows from Financing Activities

Net increase (decrease) in deposits	(2,284)	3,522
Series “A” preferred stock dividend paid	(70)	(70)
Series “B” preferred stock dividend paid	(292)	(292)

Net cash (used in) provided by financing activities	(2,646)	3,160

Increase in cash and cash equivalents	17,791	35,090
Cash and cash equivalents at beginning of year	87,390	70,955

Cash and cash equivalents at end of period	$105,181	$106,045

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest	$3,581	$4,142

Income taxes	$2	$-

Transfer of loans to foreclosed real estate	$4,600	$3,908

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Severn Bancorp, Inc. (“Bancorp”), and its wholly-owned subsidiaries, SBI Mortgage Company and  SBI Mortgage Company’s subsidiary, Crownsville Development Corporation, and its subsidiary, Crownsville Holdings I, LLC, and Severn Savings Bank, FSB (the “Bank”), and the Bank’s subsidiaries, Louis Hyatt, Inc., Homeowners Title and Escrow Corporation, Severn Financial Services Corporation, SSB Realty Holdings, LLC, SSB Realty Holdings II, LLC, and HS West, LLC.  All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012 or any other interim period.  The unaudited consolidated financial statements for the three months ended March 31, 2012 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 5 - Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for each period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by Bancorp relate to outstanding stock options, warrants, and convertible preferred stock, and are determined using the treasury stock method.

Not included in the diluted earnings per share calculation for the three month period ended March 31, 2012, because they were anti-dilutive, were 100,000 shares of common stock issuable upon exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.  Not included in the diluted earnings per share calculation for the three month period ended March 31, 2011, because they were anti-dilutive, were 20,000 shares of common stock issuable upon the exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.

	Three Months Ended March 31,
	2012	2011
Common shares – weighted average (basic)	10,066,679	10,066,679
Common share equivalents – weighted average	-	3,245
Common shares – diluted	10,066,679	10,069,924

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

	Actual at March 31 2012	Acutal at December 31, 2011	To Be Well Capitalized Under Prompt Corrective Provisions
Tangible (1)	13.1%	13.0%	N/A
Tier I Capital (2)	18.5%	17.1%	6.0%
Core (1)	13.1%	13.0%	5.0%
Total Capital (2)	19.8%	18.4%	10.0%

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

The grant-date fair value of options granted was $2.12.  The fair value of the options awarded under the option plan is estimated on the date of grant using the Black-Scholes valuation model, which is dependent upon certain assumptions as presented below:

Expected life of options (in years)	5.00
Risk-free interest rate	2.37%
Expected volatility	58.78%
Expected dividend yield	0.00%

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

There were no options granted during the three months ended March 31, 2012.

Stock-based compensation expense for the three months ended March 31, 2012 and 2011 totaled $11,000 and $28,000, respectively. There were no options granted or exercised during the three months ended March 31, 2012 or the three months ended March 31, 2011.

Information regarding Bancorp’s stock-based compensation plan as of and for the three months ended March 31, 2012 is as follows:

	2012
		Weighted Average
	Shares	Price
Options outstanding, December 31, 2011	100,000	$4.21
Options granted	-	-
Options exercised	-	-
Options forfeited	8,500	$4.13
Options outstanding, March 31, 2012	91,500	$4.22
Options exercisable, March 31, 2012	37,363	$4.22

The aggregate intrinsic value of the options outstanding as of March 31, 2012 and December 31, 2011 was $0.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 8 - Stock-Based Compensation - continued

The following table summarizes the stock options outstanding and exercisable as of March 31, 2012.

Options Outstanding and Exercisable
		Weighted Average Remaining	Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price

$4.13	29,196	2.96	$4.13
$4.54	8,167	2.96	$4.54
$4.13-$4.54	37,363	2.96	$4.22

As of March 31, 2012, there was $126,000 of total unrecognized stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a period of thirty-six months.

Note 9 - Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012:

US Treasury securities	$34,512	$1,108	$(25)	$35,595
US Agency securities	5,189	57	(10)	5,236
US government sponsored
mortgage-backed securities	647	51	-	698
Total	$40,348	$1,216	$(35)	$41,529

December 31, 2011:

US Treasury securities	$34,498	$1,285	$(5)	$35,778
US Agency securities	5,206	43	(4)	5,245
US Government sponsored
mortgage-backed securities	653	48	-	701
Total	$40,357	$1,376	$(9)	$41,724

The amortized cost and estimated fair value of debt securities at March 31, 2012, by contractual maturity are shown in the following table.  Actual maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 9 - Investment Securities - continued
	Held to Maturity
	(dollars in thousands)
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$8,011	$8,055
Due from one year to five years	26,616	27,363
Due from five years to ten years	5,074	5,413
US Government sponsored Mortgage-backed securities	647	698
	$40,348	$41,529

As of March 31, 2012 and December 31, 2011, there were $6,424,000 and $6,432,000, respectively, of US Treasury securities or mortgage-backed securities pledged by Bancorp as collateral for borrowers’ letters of credit with Anne Arundel County.

The following tables show fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2012 and December 31, 2011. Included in the table are three US Treasury Securities and one US Agency Security in 2012 and two US Treasury security and one US Agency security in 2011. Management believes that the unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds.  The Bank does not consider any of these securities to be other than temporarily impaired at March 31, 2012 and December 31, 2011, because the unrealized losses are related primarily to changes in market interest rates and widening of sector spreads and are not necessarily related to the credit quality of the issuers of the securities.

In addition, the Bank does not intend to sell, nor does it believe it will be more likely than not that it will be required to sell, any impaired securities prior to a recovery of amortized cost.

	Less than 12 months		12 Months or More			Total
		Unrealized		Unrealized			Unrealized
	Fair Value	Losses	Fair Value	Losses		Fair Value	Losses
March 31, 2012:	(dollars in thousands)

US Treasury securities	$3,068	$(25)	$-	$	(-)	$3,068	$(25)
US Agency securities	1,024	(10)	-		(-)	1,024	(10)
Total	$4,092	$(35)	$-	$	(-)	$4,092	$(35)

December 31, 2011:

US Treasury securities	$2,046	$(5)	$-	$	(-)	$2,046	$(5)
US Agency securities	1,032	(4)	-		(-)	1,032	(4)
Total	$3,078	$(9)	$-	$	(-)	$3,078	$(9)

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable

Loans receivable consist of the following:	March 31	December 31
	2012	2011
	(dollars in thousands)

Residential mortgage, total	$285,823	$295,876
Individually evaluated for impairment	51,132	51,007
Collectively evaluated for impairment	234,691	244,869
Construction, land acquisition and
development, total	94,323	99,122
Individually evaluated for impairment	33,781	35,398
Collectively evaluated for impairment	60,542	63,724
Land, total	58,218	59,649
Individually evaluated for impairment	11,410	11,384
Collectively evaluated for impairment	46,808	48,265
Lines of credit, total	33,216	34,278
Individually evaluated for impairment	5,866	5,735
Collectively evaluated for impairment	27,350	28,543
Commercial real estate, total	203,235	203,010
Individually evaluated for impairment	24,243	24,354
Collectively evaluated for impairment	178,992	178,656
Commercial non-real estate, total	5,308	5,599
Individually evaluated for impairment	139	32
Collectively evaluated for impairment	5,169	5,567
Home equity, total	41,003	41,309
Individually evaluated for impairment	2,539	2,340
Collectively evaluated for impairment	38,464	38,969
Consumer, total	753	897
Individually evaluated for impairment	44	24
Collectively evaluated for impairment	709	873
Total Loans	721,879	739,740
Individually evaluated for impairment	129,154	130,274
Collectively evaluated for impairment	592,725	609,466
Less
Loans in process	(17,965)	(18,014)
Allowance for loan losses	(25,795)	(25,938)
Deferred loan origination fees and costs, net	(2,318)	(2,485)
	$675,801	$693,303

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

A loan is considered a troubled debt restructuring when for economic or legal reasons relating to the borrowers financial difficulties grants a concession to the borrower that it would not otherwise consider.  Loan modifications made with terms consistent with current market conditions that the borrower could obtain in the open market are not considered troubled debt restructurings.

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

Bancorp recognized $11,000 and $233,000 of interest income and capitalized interest in its loan portfolio from interest reserves during the three months ended March 31, 2012 and 2011, respectively.  None of the loans where interest reserves were recorded as capitalized interest were non-performing.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED
 Note 10 - Loans Receivable - Continued

The following is a summary of the allowance for loan losses for the three month periods ended March 31, 2012 and 2011 (dollars in thousands):

	Total	Residential Mortgage	Acquisition and Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Three months March 2012
Beginning Balance	$25,938	$12,303	$3,916	$2,405	$725	$4,157	$169	$2,257	$6
Provision	465	(721)	(287)	1,125	(113)	261	12	178	10
Charge-offs	(718)	(154)	(462)	(40)	-	(62)	-	-	-
Recoveries	110	-	-	-	-	-	110	-	-
Ending Balance	$25,795	$11,428	$3,167	$3,490	$612	$4,356	$291	$2,435	$16
Ending balance related to:
Loans individually evaluated for impairment	$13,204	$5,409	$1,813	$2,438	$361	$913	$135	$2,125	$10
Loans collectively evaluated for impairment	$12,591	$6,019	$1,354	$1,052	$251	$3,443	$156	$310	$6

Three months March 2011

Beginning Balance	$29,871	$16,339	$3,997	$4,225	$458	$3,949	$131	$762	$10
Provision	634	(906)	1,845	(1,101)	(138)	610	48	275	1
Charge-offs	(1,253)	(668)	(406)	(166)	-	-	-	(13)	-
Recoveries	-	-	-	-	-	-	-	-	-
Ending Balance	$29,252	$14,765	$5,436	$2,958	$320	$4,559	$179	$1,024	$11

Ending balance related to:
Loans individually evaluated for impairment	$14,290	$7,803	$2,427	$1,803	$149	$1,488	$-	$616	$4
Loans collectively evaluated for impairment	$14,962	$6,962	$3,009	$1,155	$171	$3,071	$179	$408	$7

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

 Note 10 - Loans Receivable - Continued

The following table summarizes the amounts required for loans collectively evaluated for impairment as of December 31, 2011 (dollars in thousands):

	Total	Residential Mortgage	Acquisition and Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
December 2011
Ending balance related to:
Loans individually evaluated for impairment	$12,994	$5,509	$2,624	$1,365	$510	$960	$28	$1,998	$-
Loans collectively evaluated for impairment	$12,944	$6,794	$1,292	$1,040	$215	$3,197	$141	$259	$6

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

The following table presents Bancorp’s non-performing assets as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	Number of loans	December 31, 2011	Number of loans

Loans accounted for on a non-accrual basis:
Residential mortgage	$9,517	27	$8,912	25
Acquisition and development	10,338	10	10,997	11
Land	6,387	13	6,813	14
Lines of credit	2,009	4	2,019	4
Commercial real estate	804	3	2,140	5
Commercial non-real estate	-	-	5	1
Home equity	371	3	343	3
Consumer	133	3	203	4
Total non-accrual loans	$29,559	63	$31,432	67
Accruing loans greater than 90 days past due	$-		$-
Foreclosed real-estate	$19,853		$19,932
Total non-performing assets	$49,412		$51,364
Total troubled debt restructurings	$62,896	126	$59,775	115
Total non-accrual loans to net loans	4.4%		4.5%
Allowance for loan losses	$25,795		$25,938
Allowance to total loans	3.7%		3.6%
Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	87.3%		82.5%
Total non-accrual and accruing loans greater than
90 days past due to total assets	3.3%		3.5%
Total non-performing assets to total assets	5.5%		5.7%

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize impaired loans at March 31, 2012 and December 31, 2011 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
March 31, 2012
Residential mortgage	$27,088	$5,409	$24,044	$51,132	$53,161
Acquisition and development	15,268	1,813	18,513	33,781	34,079
Land	4,985	2,438	6,425	11,410	12,732
Lines of credit	1,447	361	4,419	5,866	5,866
Commercial real estate	3,958	913	20,285	24,243	24,243
Commercial non-real estate	135	135	4	139	139
Home equity	2,298	2,125	241	2,539	2,539
Consumer	10	10	34	44	44
Total impaired loans	$55,189	$13,204	$73,965	$129,154	$132,803

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2011
Residential mortgage	$26,736	$5,509	$24,271	$51,007	$51,704
Acquisition and development	18,023	2,624	17,375	35,398	36,261
Land	2,850	1,365	8,534	11,384	12,819
Lines of credit	1,548	510	4,187	5,735	5,735
Commercial real estate	4,694	960	19,660	24,354	24,354
Commercial non-real estate	28	28	4	32	32
Home equity	2,170	1,998	170	2,340	2,340
Consumer	-	-	24	24	24
Total impaired loans	$56,049	$12,994	$74,225	$130,274	$133,269

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize impaired loans for the three month periods ending March 31, 2012 and 2011  (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three months March 31, 2012
Residential mortgage	$26,988	$351	$23,984	$260	$50,972	$611
Acquisition and development	15,641	136	18,906	191	34,547	327
Land	4,987	47	6,430	34	11,417	81
Lines of credit	1,447	21	4,419	39	5,866	60
Commercial real estate	3,962	51	20,323	215	24,285	266
Commercial non-real estate	136	-	4	-	140	-
Home equity	2,298	16	241	2	2,539	18
Consumer	10	-	34	-	44	-
Total impaired loans	$55,469	$622	$74,341	$741	$129,810	$1,363

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Three months March 31, 2011
Residential mortgage	$35,528	$303	$21,608	$259	$57,136	$562
Acquisition and development	14,622	228	9,358	113	23,980	341
Land	5,404	61	5,373	47	10,777	108
Lines of credit	716	5	2,767	22	3,483	27
Commercial real estate	5,732	71	17,880	265	23,612	336
Commercial non-real estate	-	-	305	7	305	7
Home equity	1,392	14	281	2	1,673	16
Consumer	4	-	59	-	63	-
Total impaired loans	$63,398	$682	$57,631	$715	$121,029	$1,397

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Changes in impaired loans during the three months ended March 31, 2012 and 2011 is as follows (dollars in thousands):

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Impaired loans at beginning of period	$130,274	$120,910
Added to impaired loans	5,728	8,206
Gross loans transferred to foreclosed real estate	(6,060)	(4,700)
Paid off prior to foreclosure	(788)	(3,846)
Impaired loans at March 31, 2012	$129,154	$120,570

Bancorp recognized $100,000 and $256,000 of interest income on impaired loans using a cash-basis method of accounting for the three months ended March 31, 2012 and 2011, respectively. Bancorp did not record any interest income attributable to the change in present value attributable to the passage of time.  Bancorp deems its loans to be collateral based, and therefore, assesses impairment based on the net value of the underlying collateral.

Included in the above impaired loans amount at March 31, 2012 was $99,595,000 of loans that are not in non-accrual status. In addition, there was a total of $51,132,000 of residential real estate loans included in impaired loans at March 31, 2012, of which $43,038,000 were to consumers and $8,094,000 to builders. The collateral supporting impaired loans is individually reviewed by management to determine its estimated fair market value, less estimated disposal cost and a specific allowance is established, if necessary, for the difference between the carrying amount of any loan and the estimated fair value of the collateral less estimated disposal cost.

Of the impaired loans, $58,333,000 and $56,049,000 had a specific valuation allowance of $13,204,000 and $12,994,000 at March 31, 2012 and December 31, 2011, respectively. Impaired loans averaged $129,810,000 and $121,029,000 for the three months ended March 31, 2012 and 2011,  respectively.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2012
Residential mortgage	$245,730	$10,468	$29,420	$205	$285,823
Acquisition and development	59,774	5,619	28,930	-	94,323
Land	42,512	5,630	10,076	-	58,218
Lines of credit	26,006	1,708	5,502	-	33,216
Commercial real estate	179,245	9,356	14,634	-	203,235
Commercial non-real estate	5,169	-	112	27	5,308
Home equity	37,815	848	2,340	-	41,003
Consumer	709	-	34	10	753
Total loans	$596,960	$33,629	$91,048	$242	$721,879

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011
Residential mortgage	$259,359	$8,624	$27,689	$204	$295,876
Acquisition and development	62,054	6,521	30,547	-	99,122
Land	44,443	4,909	10,297	-	59,649
Lines of credit	27,067	1,708	5,503	-	34,278
Commercial real estate	180,635	10,702	11,673	-	203,010
Commercial non-real estate	5,567	-	4	28	5,599
Home equity	38,456	712	2,141	-	41,309
Consumer	874	-	23	-	897
Total loans	$618,455	$33,176	$87,877	$232	$739,740

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
March 31, 2012
Residential mortgage	$262,007	$12,173	$2,126	$-	$14,299	$9,517	$285,823
Acquisition and development	83,064	921	-	-	921	10,338	94,323
Land	49,320	1,791	720	-	2,511	6,387	58,218
Lines of credit	30,789	369	49	-	418	2,009	33,216
Commercial real estate	196,040	5,957	434	-	6,391	804	203,235
Commercial non-real estate	5,308	-	-	-	-	-	5,308
Home equity	38,846	1,498	288	-	1,786	371	41,003
Consumer	620	-	-	-	-	133	753
Total loans	$665,994	$22,709	$3,617	$-	$26,326	$29,559	$721,879

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
December 31, 2011
Residential mortgage	$272,543	$9,696	$4,725	$-	$14,421	$8,912	$295,876
Acquisition and development	87,756	369	-	-	369	10,997	99,122
Land	51,094	1,517	225	-	1,742	6,813	59,649
Lines of credit	32,221	-	38	-	38	2,019	34,278
Commercial real estate	198,049	2,535	286	-	2,821	2,140	203,010
Commercial non-real estate	5,584	10	-	-	10	5	5,599
Home equity	40,021	945	-	-	945	343	41,309
Consumer	694	-	-	-	-	203	897
Total loans	$687,962	$15,072	$5,274	$-	$20,346	$31,432	$739,740

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Bancorp offers a variety of modifications to borrowers.  The modification categories offered can generally be described in the following categories:

•	Rate Modification – A modification in which the interest rate is changed.
•	Term Modification – A modification in which the maturity date, timing of payments or frequency of payments is changed.
•	Interest Only Modification – A modification in which the loan is converted to interest only payments for a period of time.
•	Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification above.
•	Combination Modification – Any other type of modification, including the use of multiple categories above.

The following tables summarize troubled debt restructurings at March 31, 2012 and December 31, 2011 (dollars in thousands):

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
March 31, 2012

Troubled Debt Restructurings:
Residential mortgage	71	$28,424	$28,007
Acquisition and development	9	11,929	14,874
Land	8	2,700	2,684
Lines of credit	1	232	232
Commercial real estate	7	5,556	5,322
Commercial non-real estate	-	-	-
Home equity	1	100	100
Consumer	-	-	-
Total loans	97	$48,941	$51,219

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Residential mortgage	20	$7,470	$7,046
Acquisition and development	1	2,046	2,047
Land	5	2,230	2,058
Lines of credit	2	240	240
Commercial real estate	1	288	286
Commercial non-real estate	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Total loans	29	$12,274	$11,677

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2011

Troubled Debt Restructurings:
Residential mortgage	68	$30,372	$29,815
Acquisition and development	8	11,152	10,260
Land	9	3,985	3,802
Lines of credit	2	332	332
Commercial real estate	8	8,215	8,046
Commercial non-real estate	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Total loans	95	$54,056	$52,255

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Residential mortgage	14	$4,568	$4,542
Acquisition and development	1	2,090	2,090
Land	3	464	462
Lines of credit	1	140	140
Commercial real estate	1	288	286
Commercial non-real estate	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Total loans	20	$7,550	$7,520

Bancorp has not purchased, sold or reclassified any loans to held for sale during the periods discussed.  Only loans originated specifically for sale are recorded as held for sale at the period ended March 31, 2012 and December 31, 2011.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED
Note 10 - Loans Receivable - Continued

The following tables present newly restructured loans that occurred during the three months ended March 31, 2012 (dollars in thousands):

Three months ended March 31, 2012
	Rate Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts
Pre-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$2,188	6	$2,188	6
Acquisition and development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	100	1	100	1
Consumer	-	-	-	-	-	-
Total loans	-	-	$2,288	7	$2,288	7

Post-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$2,108	6	$2,108	6
Acquisition and development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	100	1	100	1
Consumer	-	-	-	-	-	-
Total loans	-	-	$2,208	7	$2,208	7

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Interest on TDRs was accounted for under the following methods as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	Number of Contracts	Accrual Status	Number of Contracts	Non-Accrual Status	Total Number of Contracts	Total Modifications
March 31, 2012
Residential mortgage	72	$26,656	19	$8,397	91	$35,053
Acquisition and development	9	12,163	1	4,758	10	16,921
Land	10	3,600	3	1,142	13	4,742
Lines of credit	2	372	1	100	3	472
Commercial real estate	7	4,782	1	826	8	5,608
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	1	100	1	100
Consumer	-	-	-	-	-	-
Total loans	100	$47,573	26	$15,323	126	$62,896
December 31, 2011
Residential mortgage	57	$22,820	25	$11,537	82	$34,357
Acquisition and development	8	11,962	1	388	9	12,350
Land	6	2,333	6	1,931	12	4,264
Lines of credit	1	140	2	332	3	472
Commercial real estate	5	3,169	4	5,163	9	8,332
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	77	$40,424	38	$19,351	115	$59,775

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

Bancorp performs A note/B note workout structures as a subset of Bancorp’s troubled debt restructuring strategy.  The amount of loans restructured using this structure was $1,680,000 at March 31, 2012 and $1,505,000 at December 31, 2011.

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

If the loan was on accrual prior to the troubled debt restructuring being documented with the loan legally bifurcated into an A note fully supporting accrual status and a B note or amount contractually forgiven and charged off, the A note may remain on accrual status.  If the loan was on nonaccrual status at the time the troubled debt restructuring was documented with the loan legally bifurcated into an A note fully supporting accrual status and a B note or amount contractually forgiven and fully charged off, the A note may be returned to accrual status, and risk rated accordingly, after a reasonable period of performance under the troubled debt restructuring terms.  Six months of payment performance is generally required to return these loans to accrual status.

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

	Contract Amount At
Financial Instruments Whose Contract Amounts Represent Credit Risk	March 31, 2012	December 31, 2011
Standby letters of credit	$17,345	$15,319
Home equity lines of credit	14,663	14,623
Unadvanced construction commitments	17,965	18,014
Mortgage loan commitments	2,821	1,059
Lines of credit	27,793	31,525
Loans sold with limited repurchase
provisions	23,787	17,558

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2012 and December 31, 2011 for guarantees under standby letters of credit issued is not material.

Home equity lines of credit are loan commitments to individuals as long as there is no violation of any condition established in the contract. Commitments under home equity lines expire ten years after the date the loan closes and are secured by real estate. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

Unadvanced construction commitments are loan commitments made to borrowers for both residential and commercial projects that are either in process or are expected to begin construction shortly. Mortgage loan commitments not reflected in the accompanying statements of financial condition at March 31, 2012 included $2,371,000 at a fixed range of 3.00% to 5.25% and $450,000 at floating rates and at December 31, 2011 included $1,059,000 at a fixed interest rate range of 3.25% to 5.50% and none at floating interest rates.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. The loans sold under these agreements for the period ended March 31, 2012 and year ended December 31, 2011 were $25,640,000 and $43,403,000, respectively. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within the terms specified by the agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount was recognized in the consolidated statement of financial condition at March 31, 2012 and December 31, 2011 as a liability for credit loss related to these loans.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Bancorp has not purchased, sold or reclassified any loans to held for sale during the periods discussed.  Only loans, designated specifically for sale are recorded as held for sale at the period ended March 31, 2012 and December 31, 2011.

Note 11 - Fair Values of Financial Instruments

A fair value hierarchy that prioritizes the inputs to valuation methods is used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair market hierarchy are as follows:

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

The following information should not be interpreted as an estimate of the fair value of Bancorp since a fair value calculation is only provided for a limited portion of Bancorp’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Bancorp’s financial instruments at March 31, 2012 and December 31, 2011.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments - Continued

      Impaired Loans:
Impaired loans are carried at the lower of cost or the fair value of the collateral for collateral-dependent loans.  Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable.  The use of independent appraisals and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and impaired loans are therefore classified within level 3 of the fair value hierarchy.

Impaired loans are those for which Bancorp has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $58,333,000 and $56,049,000 at March 31, 2012 and December 31, 2011, respectively, less their valuation allowances of $13,204,000 and $12,994,000 at March 31, 2012 and December 31, 2011, respectively.

Foreclosed Real Estate:
Real estate acquired through foreclosure is included in the following disclosure at the lower of carrying value or fair value less estimated disposal costs. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using current estimates of fair value. In the event of a subsequent decline, management provides a specific allowance to reduce real estate acquired through foreclosure to fair value less estimated disposal cost. Expenses incurred on foreclosed real estate prior to disposition are charged to expense. Gains or losses on the sale of foreclosed real estate are recognized upon disposition of the property.

      The following table sets forth financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of March, 31, 2012:

		March 31, 2012 Fair Value Measurement Using:
	March 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$45,129	$-	$-	$45,129
Foreclosed real estate	19,853	-	-	19,853
Total nonrecurring fair value measurements	$64,982	$-	$-	$64,982

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments - Continued

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of December, 31, 2011:

		December 31, 2011 Fair Value Measurement Using:
	December 31, 2011	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$43,055	$-	$-	$43,055
Foreclosed real estate	19,932	-	-	19,932
Total nonrecurring fair value measurements	$62,987	$-	$-	$62,987

Bancorp did not have any financial assets or liabilities that were required to be measured on a recurring basis at March 31, 2012 or December 31, 2011 There were no liabilities that were required to be re-measured on a nonrecurring basis at March 31, 2012 or December 31, 2011.

All appraisals are reviewed by the credit department, however, no modifications or adjustments are made to the appraisals received.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2012
Impaired loans	45,129	Appraisal of collateral (1)	Liquidation expenses (2)	6.00%

Foreclosed real estate	19,853	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	-5.11% to -66.52% (-14.85%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments – Continued

The following table summarizes the roll forward of level 3 assets for the three months ended March 31, 2012 and March 31, 2011 (dollars in thousands):

	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2011	$43,055	$19,932
Transfer to foreclosed real estate	(1,829)	4,600
Additions	8,607	(22)
Increase in additional reserves	(210)	(1,209)
Paid off/sold	(4,494)	(3,448)
Balance at March 31, 2012	$45,129	$19,853

	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2010	$52,930	$20,955
Transfer to foreclosed real estate	(3,266)	3,908
Additions	8,718	197
(Increase) decrease in additional reserves	249	(1,059)
Paid off/sold	(9,914)	(5,103)
Balance at March 31, 2011	$48,717	$18,898

The $210,000 in additional reserves recorded against impaired loans was included in the provision for loan losses on the statement of operations for the three months ended March 31, 2012.  The $1,209,000 of additional reserves recorded against foreclosed real estate was included in non-interest expenses on the statement of operations for the three months ended March 31, 2012.  Included in the $4,600,000 of loans transferred to foreclosed real estate were three loans totaling $995,000 that did not require a specific reserve at the date of transfer from loans to foreclosed assets.

The $249,000 in reduced reserves recorded against impaired loans was included in the provision for loan losses on the statement of operations for the three months ended March 31, 2011.  The $1,059,000 of additional reserves recorded against foreclosed real estate was included in non-interest expenses on the statement of operations for the three months ended March 31, 2011.  Included in the $3,908,000 of loans transferred to foreclosed real estate were three loans totaling $1,304,000 that did not require a specific reserve at the date of transfer from loans to foreclosed assets.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments – Continued

The estimated fair values of Bancorp's financial instruments as of March 31, 2012 and December 31, 2011 were as follows:

			Fair Value Meansurement at March 31, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)

Financial Assets
Cash and cash equivalents	$105,181	$105,181	$105,181	$-	$-
Investment securities (HTM)	40,348	41,529	-	41,529	-
Loans held for sale	4,886	4,886	-	4,886	-
Loans receivable, net	675,801	726,641	-	-	726,641
FHLB stock	6,943	6,943	-	6,943	-
Accrued interest receivable	3,394	3,394	3,394	-	-

Financial Liabilities
Deposits	$650,473	$662,062	281,871	380,191	-
FHLB advances	115,000	102,460	-	102,460	-
Subordinated debentures	24,119	24,119	-	24,119	-
Accrued interest payable	695	695	695	-	-

Off Balance Sheet Commitments	$-	$-	$-	$-	$-

	December 31, 2011
	Carrying Amount	Fair Value
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$87,390	$87,390
Investment securities	40,357	41,724
Loans held for sale	4,128	4,128
Loans receivable, net	693,303	743,668
FHLB stock	6,943	6,943
Accrued interest receivable	3,420	3,420

Financial Liabilities
Deposits	$652,757	$656,854
FHLB advances	115,000	102,260
Subordinated debentures	24,119	24,119
Accrued interest payable	699	699

Off Balance Sheet Commitments	$-	$-

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments – Continued

      The following methods and assumptions were used to measure the fair value of financial instruments recorded at cost on Bancorp’s consolidated balance sheet:

Cash and cash equivalents:
The carrying amount reported in the consolidated statements of financial condition for cash and cash equivalents approximate those assets’ fair values.

Investment Securities:
Bancorp utilizes a third party source to determine the fair value of its securities.  The methodology consists of pricing models based on asset class and includes available trade, bid, other market information, broker quotes, proprietary models, various databases and trading desk quotes.  All Bancorp’s investments are considered Level 1.

Loans held for sale:
The fair value of loans held for sale is based primarily on investor quotes.

      Loans receivable:
The fair values of loans receivable were estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. These rates were used for each aggregated category of loans as reported on the Office of the Comptroller of the Currency Quarterly Report.

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at March 31, 2012 and December 31, 2011.

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

Note 12 - Recent Accounting Pronouncements

There were no new accounting pronouncements affecting the Bancorp during the period that were not already incorporated into the disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Bancorp is a savings and loan holding company chartered as a corporation in the state of Maryland in 1990.  It conducts business primarily through two subsidiaries, Severn Savings Bank, FSB ("Bank") and SBI Mortgage Company ("SBI").  The Bank's principal subsidiary Louis Hyatt, Inc. ("Hyatt Commercial"), conducts business as Hyatt Commercial, a commercial real estate brokerage and property management company.  SBI holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation ("Crownsville"), which is doing business as Annapolis Equity Group, which acquires real estate for syndication and investment purposes.  The Bank has four branches in Anne Arundel County, Maryland, which offer a full range of deposit products, and originate mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Virginia.

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

Forward Looking Statements

In addition to the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements contained herein include, but are not limited to, those with respect to the Bank’s strategy; management’s determination of the amount of the loan loss allowance; the effect of changes in interest rates;  changes in deposit insurance premiums; ability to meet obligations; and legal proceedings.  The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  Bancorp’s operations and actual results could differ significantly from those discussed in the forward-looking statements.  Some of the factors that could cause or contribute to such differences include, but are not limited to: changes in general economic conditions and political conditions and by governmental monetary and fiscal policies; changes in the economic conditions of the geographic areas in which Bancorp conducts business; changes in interest rates; a downturn in the real estate markets in which Bancorp conducts business; the high degree of risk exhibited by Bancorp’s loan portfolio; environmental liabilities with respect to properties Bancorp has title; changes in federal and state regulation; the effects of the supervisory agreements entered into by each of Bancorp and the Bank; Bancorp’s ability to estimate loan losses; competition; breaches in security or interruptions in Bancorp’s information systems; Bancorp’s ability to timely develop and implement technology; Bancorp’s ability to retain its management team; perception of Bancorp in the market place; Bancorp’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; and terrorist attacks and threat of actual war; and other factors detailed from time to time in Bancorp’s filings with the Securities and Exchange Commission (the “SEC”), including “Item 1A. Risk Factors” contained in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Critical Accounting Policies

Bancorp’s significant accounting policies are set forth in Note 1 of the audited consolidated financial statements as of December 31, 2011 which were included in Bancorp’s Annual Report on Form 10-K.  Of these significant accounting policies, Bancorp considers its policies regarding the allowance for loan losses and the fair value of foreclosed real estate to be its most critical, because they require management’s most subjective and complex judgments.  In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and the fair value of foreclosed real estate and therefore on the provision for loan losses and the provision for losses on foreclosed real estate and, ultimately, on results of operations.  Bancorp has developed policies and procedures for assessing the adequacy of the allowance for loan losses and the fair value of foreclosed real estate, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio and estimated value of foreclosed real estate.  Bancorp’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

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

Bancorp experienced net income for the three months ended March 31, 2012, in part due to management’s decision to add only a modest amount to the loan loss reserves during the first quarter.  While non-performing assets continue to decrease, and loan delinquencies improve, management elected to add to the reserves as it continues to assess its loan portfolio.  Bancorp continues to experience challenges it and many other financial institutions face as a result of the weak economic recovery.  Some of those challenges, including increased loan delinquencies and a decrease in loan demand have improved from 2008 and 2009, but others, such as declines in the real estate values and financial stress on borrowers as a result of the recession continue.  The interest rate spread between Bancorp’s cost of funds and what it earns on loans has remained relatively constant from 2009 and 2010 levels.

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

Results of Operations

Net income increased by $25,000 to net income of $472,000 for the first quarter of 2012, compared to net income of $447,000 for the first quarter of 2011.  Basic and diluted earnings per share remained constant at $.00 for the first quarter of 2012 compared to the first quarter of 2011.

Net interest income, which is interest earned net of interest expense, decreased by $859,000, or 11.3%, to $6,713,000 for the first quarter of 2012, compared to $7,572,000 for the first quarter of 2011. The primary reason for the decrease in net interest income was a decrease in Bancorp’s loan portfolio and a decrease in yield on the loan portfolio, partially offset by a lower cost of funds.

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

The provision for loan losses decreased by $169,000, or 26.7%, to $465,000 for the first quarter of 2012, compared to $634,000 for the first quarter of 2011.  This decrease was a result of management’s decision to slightly decrease the provision for loan losses during the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011.

Total non-interest income increased by $328,000, or 58.4%, to $890,000 for the first quarter of 2012, compared to $562,000 for the first quarter of 2011. The primary reason for the increase in non-interest income was an increase in mortgage banking activities, real estate commissions and management fees by Hyatt Commercial. Mortgage banking activities increased $220,000, or 141.9%, to $375,000 for the first quarter of 2012, compared to $155,000 for the first quarter of 2011. Real estate commissions increased by $97,000, or 87.4%, to $208,000 for the first quarter of 2012, compared to $111,000 for the first quarter of 2011.

Total non-interest expenses decreased $399,000, or 5.9%, to $6,310,000 for the first quarter of 2012, compared to $6,709,000 for the first quarter of 2011.  Compensation and related expenses increased by $446,000, or 17.1%, to $3,060,000 for the first quarter of 2012, compared to $2,614,000 for the first quarter of 2011. This increase was primarily because of vacated positions being filled by newly hired employees during the first quarter of 2012 and increases in salaries and health care.  Net occupancy costs decreased by $80,000, or 31.4%, to $175,000 for the first quarter of 2012, compared to $255,000 for the first quarter of 2011. This decrease was the result of increased rents collected on a previously unoccupied space beginning in the first quarter of 2012 which helped offset occupancy costs. Foreclosed real estate expenses, net decreased by $728,000, or 37.4%, to $1,217,000 for the first quarter of 2012, compared to $1,945,000 for the first quarter of 2011.  This decrease was due to decreased foreclosure activity during 2012. Legal fees decreased by $49,000, or 26.6%, to $135,000 for the first quarter of 2012, compared to $184,000 for the first quarter of 2011. This decrease was primarily due to Bancorp’s ability during 2012 to utilize employees for certain services previously provided by outside legal firms. FDIC assessments and regulatory expense decreased by $24,000, or 4.3% to $536,000 for the first quarter of 2012, compared to $560,000 for the first quarter of 2011. This decrease was primarily due to a decrease in customer deposits which drives the FDIC assessment.  Other non-interest expenses increased by $36,000, or 3.1%, to $1,187,000 for the first quarter of 2012 compared to $1,151,000 for the first quarter of 2011.

      Income Taxes

Income tax expense increased by $12,000 to $356,000 for the first quarter of 2012 compared to $344,000 for the first quarter of 2011.  The effective tax rate for the first quarter of 2012 was 43.0% compared to 43.5% for the first quarter of 2011.  The decrease in the effective tax rates for 2012 was primarily due to a valuation allowance placed on a portion of the deferred tax asset resulting from current state operating loss carryforwards.

Analysis of Financial Condition

Total assets decreased $157,000 to $900,471,000 at March 31, 2012, compared to $900,628,000 at December 31, 2011.  Cash and cash equivalents increased by $17,791,000, or 20.4%, to $105,181,000 at March 31, 2012, compared to $87,390,000 at December 31, 2011.  This increase was primarily in federal funds sold balances. The loan portfolio decreased, as net loans receivable decreased $17,502,000, or 2.5%, to $675,801,000 at March 31, 2012, compared to $693,303,000 at December 31, 2011.  This decrease was the result of the continued general slowdown in loan demand during the first three months of 2012 and the transfer of $4,600,000 of net loans to foreclosed real estate.  Loans held for sale increased $758,000, or 18.4%, to $4,886,000 at March 31, 2012, compared to $4,128,000 at December 31, 2011.  This increase was primarily due to the timing of loans pending sale as of March 31, 2012.  Foreclosed real estate decreased $79,000, or 0.4%, to $19,853,000 at March 31, 2012 compared to $19,932,000 at December 31, 2011. This decrease was the result of the timing of foreclosed property sales and new foreclosures.  Total deposits decreased $2,284,000, or 0.3%, to $650,473,000 at March 31, 2012 compared to $652,757,000 at December 31, 2011.  These changes were primarily the result of Bancorp’s continued monitoring of the deposit portfolio and allowing higher rate deposits to leave.  Long-term borrowings remained at $115,000,000 at March 31, 2012 and December 31, 2011.  These borrowings do not mature until 2014 or later and would incur prepayment penalties if paid earlier.

Stockholders’ Equity

Total stockholders’ equity increased $121,000 to $106,051,000 at March 31, 2012 compared to $105,930,000 as of December 31, 2011.  This increase was primarily a result of the dividends paid to Bancorp’s preferred stockholders partially offset by net income for the first three months of 2012.

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

Management believes Bancorp has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $246,435,000 at March 31, 2012. Based on past experience, management believes that a significant portion of such deposits will remain with Bancorp. At March 31, 2012, Bancorp had commitments to originate mortgage loans of $2,821,000, unadvanced home equity lines of credit of $14,663,000, unadvanced construction commitments of $17,965,000, unused lines of credit of $27,793,000 and commitments under standby letters of credit of $17,345,000.  Bancorp has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise.  As of March 31, 2012, outstanding FHLB Atlanta borrowings totaled $115,000,000, and Bancorp had available to it an additional $64,310,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities decreased $3,910,000 to $3,955,000 for the three months ended March 31, 2012, compared to $7,865,000 for the same period in 2011. This decrease was primarily the result of an increase in proceeds from loans sold to others, partially offset by an increase in loan originations in 2012.  Net cash provided by investing activities decreased $7,583,000 to $16,482,000 for the three months ended March 31, 2012, compared to $24,065,000 provided by investing activities for the same period in 2011.  This decrease was primarily due to a net decrease in loans in 2012.  Net cash used in financing activities was $2,646,000 for the three months ended March 31, 2012, compared to $3,160,000 provided by financing activities for the same period in 2011.  This decrease was primarily due to a decrease in deposits in 2012 compared to an increase in deposits during the same period in 2011.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of twenty percent of its total assets, with the FHLB Atlanta.  As of March 31, 2012, the total available line of credit with the FHLB Atlanta was approximately $179,310,000, of which $115,000,000 was outstanding in the form of long-tem borrowings.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of March 31, 2012 (dollars in thousands):

Principal Amount	Rate	Maturity
$ -	-%	2012
-	-%	2013
25,000	2.94% to 4.21%	2014
40,000	3.71% to 4.34%	2015
-	-%	2016
50,000	2.58% to 4.05%	Thereafter
$115,000

      Subordinated Debentures

As of March 31, 2012, Bancorp had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association, as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (0.57150% as of March 31, 2012) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

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

The aggregate principal amount of Subordinated Notes outstanding at March 31, 2012 was $3,500,000.  The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Debt issuance costs totaled $245,000 and are being amortized over 10 years.

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

Average Balance Sheet

The following table presents Bancorp’s distribution of the average consolidated balance sheets and net interest analysis for the three months ended March 31, 2012 and March 31, 2011:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$711,350	$10,037	5.64%	$787,252	$11,529	5.86%
Held to maturity securities (2)	40,093	174	1.73%	32,021	122	1.52%
Other interest-earning assets (3)	68,803	54	0.31%	55,391	47	0.34%

Total interest-earning assets	820,246	10,265	5.01%	874,664	11,698	5.35%

Non-interest earning assets	80,095			86,884

Total assets	$900,341			$961,548

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$271,416	344	0.51%	$296,889	694	0.94%
Certificates of deposit	379,989	1,906	2.01%	415,284	2,144	2.07%
Borrowings	139,119	1,302	3.74%	139,119	1,288	3.70%

Total interest-bearing liabilities	790,524	3,552	1.80%	851,292	4,126	1.94%

Non-interest bearing liabilities	3,930			3,446

Stockholders' equity	105,887			106,810

Total liabilities and stockholders’ equity	$900,341			$961,548

Net interest income and interest rate spread		$6,713	3.21%		$7,572	3.41%

Net interest margin			3.27%			3.46%

Average interest-earning assets to average interest-bearing liabilities			103.76%			102.75%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	Bancorp does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 12 to the unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2011, as reported in Bancorp’s Form 10-K filed with the SEC on March 15, 2012.

Item 4. Controls and Procedures

Under the supervision and with the participation of Bancorp’s management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012.  Based upon this evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, Bancorp’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by Bancorp in its reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in Bancorp's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, Bancorp's internal control over financial reporting.

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

Item 1A.  Risk Factors

The risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 should be carefully considered by you. If any of the risks actually occur, Bancorp’s business, financial condition or results of operations could be materially and adversely affected.  The risks described in our Annual Report on Form 10-K are not the only risks facing Bancorp.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Bancorp’s actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by Bancorp described in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

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

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of March 31, 2012 and for the three months ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

May 9, 2012	Alan J. Hyatt___________________________
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2012	Stephen W. Lilly ______________________
Stephen W. Lilly, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32 101
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of March 31, 2012 and for the three months ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.