Form 10-Q
period 2012-06-30
SEVERN BANCORP INC
filed 2012-08-10
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on August 10, 2012: 10,066,679 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

PART I– FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(dollars in thousands, except per share data)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$49,751	$35,577
Interest bearing deposits in other banks	40,347	40,610
Federal funds sold	31,970	11,203
Cash and cash equivalents	122,068	87,390
Investment securities held to maturity	37,293	40,357
Loans held for sale	3,851	4,128
Loans receivable, net of allowance for loan losses of
$24,097 and $25,938, respectively	663,699	693,303
Premises and equipment, net	26,834	27,218
Foreclosed real estate	16,329	19,932
Federal Home Loan Bank stock, at cost	6,614	6,943
Accrued interest receivable and other assets	19,956	21,357

Total assets	$896,644	$900,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$643,653	$652,757
Long-term borrowings	115,000	115,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	7,006	2,822

Total liabilities	789,778	794,698

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized;
Preferred stock series “A”, 437,500 shares issued and outstanding	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized;
10,066,679 shares issued and outstanding	101	101
Additional paid-in capital	74,839	74,683
Retained earnings	31,922	31,142

Total stockholders' equity	106,866	105,930

Total liabilities and stockholders' equity	$896,644	$900,628

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Interest Income
Loans, including fees	$10,042	$11,047	$20,079	$22,576
Securities, taxable	170	150	344	272
Other	64	57	118	104
Total interest income	10,276	11,254	20,541	22,952

Interest Expense
Deposits	2,039	2,658	4,289	5,496
Long-term borrowings and subordinated debentures	1,297	1,288	2,599	2,576
Total interest expense	3,336	3,946	6,888	8,072

Net interest income	6,940	7,308	13,653	14,880
Provision for loan losses	-	2,987	465	3,621
Net interest income after provision for loan losses	6,940	4,321	13,188	11,259

Other Income
Real estate commissions	152	123	360	234
Real estate management fees	176	159	320	301
Mortgage banking activities	336	27	711	182
Other	172	138	335	292
Total other income	836	447	1,726	1,009

Non-Interest Expenses
Compensation and related expenses	2,930	2,511	5,990	5,125
Occupancy	169	301	344	556
Foreclosed real estate expenses, net	681	1,489	1,898	3,434
Legal	215	253	350	437
FDIC assessments and regulatory expense	384	582	920	1,142
Other	1,528	1,035	2,715	2,186
Total non-interest expenses	5,907	6,171	12,217	12,880

Income (loss) before income tax provision (benefit)	1,869	(1,403)	2,697	(612)
Income tax provision (benefit)	772	(557)	1,128	(213)
Net income (loss)	1,097	(846)	1,569	(399)
Amortization of discount on preferred stock	(67)	(67)	(135)	(135)
Dividends on preferred stock	(293)	(363)	(655)	(725)
Net income (loss) available to common stockholders	$737	$(1,276)	$779	$(1,259)
Basic earnings (loss) per share	$.07	$(0.13)	$.08	$(0.13)
Diluted earnings (loss) per share	$.07	$(0.13)	$.08	$(0.13)

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,
	2012	2011

Cash Flows from Operating Activities

Net income (loss)	$1,569	$(399)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Amortization of deferred loan fees	(602)	(718)
Net amortization of premiums and
discounts	99	78
Provision for loan losses	465	3,621
Provision for depreciation	547	624
Provision for foreclosed real estate	2,373	2,253
Gain on sale of loans	(711)	(182)
(Gain) loss on sale of foreclosed real estate	(703)	562
Proceeds from loans sold to others	45,751	13,545
Loans originated for sale	(44,763)	(10,908)
Stock-based compensation expense	21	29
Deferred income tax expense (benefit)	1,045	(804)
Decrease in accrued interest receivable
and other assets	356	1,845
Increase in accrued interest payable and other liabilities	4,184	2,858

Net cash provided by operating activities	9,631	12,404

Cash Flows from Investing Activities

Purchase of investment securities held to maturity	(1,045)	(16,359)
Proceeds from maturing investment securities	4,000	4,000
Principal collected on mortgage-backed securities	11	234
Net decrease in loans	21,117	32,745
Proceeds from sale of foreclosed real estate	10,670	9,288
Investment in foreclosed real estate	(113)	(490)
Investment in premises and equipment	(163)	(44)
Redemption of FHLB Stock	329	370

Net cash provided by investing activities	34,806	29,744

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For the Six Months Ended June 30,
	2012	2011

Cash Flows from Financing Activities

Net decrease in deposits	$(9,104)	$(26,934)
Series “A” preferred stock dividend paid	(70)	(140)
Series “B” preferred stock dividend paid	(585)	(585)

Net cash used in financing activities	(9,759)	(27,659)

Increase in cash and cash equivalents	34,678	14,489
Cash and cash equivalents at beginning of year	87,390	70,955

Cash and cash equivalents at end of period	$122,068	$85,444

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest	$6,910	$8,101

Income taxes	$2	$-

Transfer of loans to foreclosed real estate	$8,624	$7,949

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012 or any other interim period.  The unaudited consolidated financial statements for the three and six months ended June 30, 2012 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Not included in the diluted earnings per share calculation for the three and six month periods ended June 30, 2012, because they were anti-dilutive, were 100,000 shares of common stock issuable upon exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.  Not included in the diluted earnings per share calculation for the three and six month periods ended June 30, 2011, because they were anti-dilutive, were 100,000 shares of common stock issuable upon the exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Common shares – weighted average (basic)	10,066,679	10,066,679	10,066,679	10,066,679
Common share equivalents – weighted average	-	-	-	-
Common shares – diluted	10,066,679	10,066,679	10,066,679	10,066,679

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

	Actual	Actual	To Be Well Capitalized Under
	at June 30, 2012	at December 31, 2011	Prompt Corrective Provisions
Tangible (1)	13.3%	13.0%	N/A
Tier I Capital (2)	17.9%	17.1%	6.0%
Core (1)	13.3%	13.0%	5.0%
Total Capital (2)	19.2%	18.4%	10.0%

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

Stock-based compensation expense for the three and six months ended June 30, 2012 totaled $11,000 and $21,000, respectively. Stock based compensation expense for the three and six months ended June 30, 2011 totaled $11,000 and $29,000, respectively. There were no options granted or exercised during the six months ended June 30, 2012 or the six months ended June 30, 2011.

Information regarding Bancorp’s stock-based compensation plan as of and for the six months ended June 30, 2012 is as follows:
	2012
		Weighted Average
	Shares	Price
Options outstanding, December 31, 2011	100,000	$4.21
Options granted	-	-
Options exercised	-	-
Options forfeited	8,500	$4.13
Options outstanding, June 30, 2012	91,500	$4.22
Options exercisable, June 30, 2012	41,938	$4.22

The aggregate intrinsic value of the options outstanding as of June 30, 2012 and December 31, 2011 was $0.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 8 - Stock-Based Compensation - continued

The following table summarizes the stock options outstanding and exercisable as of June 30, 2012.

Options Outstanding and Exercisable
		Weighted Average Remaining	Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price

$4.13	32,771	2.71	$4.13
$4.54	9,167	2.71	$4.54
$4.13-$4.54	41,938	2.71	$4.22

As of June 30, 2012, there was $115,000 of total unrecognized stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a period of thirty-three months.

Note 9 - Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
June 30, 2012:
US Treasury securities	$32,479	$1,405	$-	$33,884
US Agency securities	4,173	65	-	4,238
US government sponsored
mortgage-backed securities	641	54	-	695
Total	$37,293	$1,524	$-	$38,817

December 31, 2011:

US Treasury securities	$34,498	$1,285	$(5)	$35,778
US Agency securities	5,206	43	(4)	5,245
US Government sponsored
mortgage-backed securities	653	48	-	701
Total	$40,357	$1,376	$(9)	$41,724

As of June 30, 2012 and December 31, 2011, there were $9,395,000 and $6,432,000, respectively, of US Treasury securities or mortgage-backed securities pledged by Bancorp as collateral for borrowers’ letters of credit with Anne Arundel County.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 9 - Investment Securities - continued

The following tables show fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2012 and December 31, 2011. Included in the table are zero securities in 2012 and two US Treasury securities and one US Agency security in 2011. Management believes that the unrealized losses in 2011 are the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds.  The Bank does not consider any of these securities to be other than temporarily impaired at June 30, 2012 and December 31, 2011, because the unrealized losses are related primarily to changes in market interest rates and widening of sector spreads and are not necessarily related to the credit quality of the issuers of the securities.

In addition, the Bank does not intend to sell, nor does it believe it will be more likely than not that it will be required to sell, any impaired securities prior to a recovery of amortized cost.

	Less than 12 months			12 Months or More			Total
		Unrealized			Unrealized			Unrealized
	Fair Value	Losses		Fair Value	Losses		Fair Value	Losses
June 30, 2012:	(dollars in thousands)

US Treasury securities	$-	$	(-)	$-	$	(-)	$-	$	(-)
US Agency securities	-		(-)	-		(-)	-		(-)
Total	$-	$	(-)	$-	$	(-)	$-	$	(-)

December 31, 2011:

US Treasury securities	$2,046		$(5)	$-	$	(-)	$2,046		$(5)
US Agency securities	1,032		(4)	-		(-)	1,032		(4)
Total	$3,078		$(9)	$-	$	(-)	$3,078		$(9)

The amortized cost and estimated fair value of debt securities at June 30, 2012, by contractual maturity are shown in the following table.  Actual maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity
	(dollars in thousands)
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$6,025	$6,068
Due from one year to five years	25,557	26,463
Due from five years to ten years	5,070	5,591
US Government sponsored Mortgage-backed securities	641	695
	$37,293	$38,817

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable

Loans receivable consist of the following:	June 30	December 31
	2012	2011
	(dollars in thousands)

Residential mortgage, total	$280,666	$295,876
Individually evaluated for impairment	44,711	51,007
Collectively evaluated for impairment	235,955	244,869
Construction, land acquisition and
development, total	87,637	99,122
Individually evaluated for impairment	18,713	35,398
Collectively evaluated for impairment	68,924	63,724
Land, total	56,969	59,649
Individually evaluated for impairment	11,210	11,384
Collectively evaluated for impairment	45,759	48,265
Lines of credit, total	33,800	34,278
Individually evaluated for impairment	2,966	5,735
Collectively evaluated for impairment	30,834	28,543
Commercial real estate, total	200,688	203,010
Individually evaluated for impairment	10,367	24,354
Collectively evaluated for impairment	190,321	178,656
Commercial non-real estate, total	5,141	5,599
Individually evaluated for impairment	133	32
Collectively evaluated for impairment	5,008	5,567
Home equity, total	38,636	41,309
Individually evaluated for impairment	2,684	2,340
Collectively evaluated for impairment	35,952	38,969
Consumer, total	825	897
Individually evaluated for impairment	44	24
Collectively evaluated for impairment	781	873
Total Loans	704,362	739,740
Individually evaluated for impairment	90,828	130,274
Collectively evaluated for impairment	613,534	609,466
Less
Loans in process	(14,457)	(18,014)
Allowance for loan losses	(24,097)	(25,938)
Deferred loan origination fees and costs, net	(2,109)	(2,485)
	$663,699	$693,303

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

A loan is considered a troubled debt restructuring when for economic or legal reasons relating to the borrowers financial difficulties Bancorp grants a concession to the borrower that it would not otherwise consider.  Loan modifications made with terms consistent with current market conditions that the borrower could obtain in the open market are not considered troubled debt restructurings.

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

Bancorp recognized $12,000 and $432,000 of interest income and capitalized interest in its loan portfolio from interest reserves during the six months ended June 30, 2012 and 2011, respectively.  None of the loans where interest reserves were recorded as capitalized interest were non-performing.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED
 Note 10 - Loans Receivable - Continued

The following is a summary of the allowance for loan losses for the three and six month periods ended June 30, 2012 (dollars in thousands):

	Total	Residential Mortgage	Acquisition and Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Six months June 2012
Beginning Balance	$25,938	$12,303	$3,916	$2,405	$725	$4,157	$169	$2,257	$6
Provision	465	803	(1,492)	2,447	(486)	(619)	(81)	(123)	16
Charge-offs	(2,416)	(1,444)	(462)	(316)	-	(194)	-	-	-
Recoveries	110	-	-	-	-	-	110	-	-
Ending Balance	$24,097	$11,662	$1,962	$4,536	$239	$3,344	$198	$2,134	$22
Ending balance related to:
Loans individually evaluated for impairment	$11,954	$5,225	$1,354	$2,608	$159	$413	$133	$2,042	$20
Loans collectively evaluated for impairment	$12,143	$6,437	$608	$1,928	$80	$2,931	$65	$92	$2

Three months June 2012

Beginning Balance	$25,795	$11,428	$3,167	$3,490	$612	$4,356	$291	$2,435	$16
Provision	-	1,524	(1,205)	1,322	(373)	(880)	(93)	(301)	6
Charge-offs	(1,698)	(1,290)	-	(276)	-	(132)	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Ending Balance	$24,097	$11,662	$1,962	$4,536	$239	$3,344	$198	$2,134	$22

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following is a summary of the allowance for loan losses  for the three and six month periods ended June 30, 2011 (dollars in thousands):

	Total	Residential Mortgage	Acquisition and Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer

Six months June 2011

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

Three months June 2011
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

The following table presents Bancorp’s non-performing assets as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012	Number of loans	December 31, 2011	Number of loans

Loans accounted for on a non-accrual basis:
Residential mortgage	$10,053	35	$8,912	25
Acquisition and development	1,363	5	10,997	11
Land	8,099	10	6,813	14
Lines of credit	2,364	4	2,019	4
Commercial real estate	4,736	8	2,140	5
Commercial non-real estate	143	3	5	1
Home equity	2,658	12	343	3
Consumer	34	2	203	4
Total non-accrual loans, excluding troubled debt restructures	$29,450	79	$31,432	67
Accruing loans greater than 90 days past due	$-		$-
Nonaccrual troubled debt restructures	$9,515	28	$19,351	38
Foreclosed real-estate	$16,329		$19,932
Total non-performing assets	$55,294		$70,715
Accruing troubled debt restructures	$51,034	103	$40,424	77
Total non-accrual loans to net loans	5.9%		7.3%
Allowance for loan losses	$24,097		$25,938
Allowance to total loans	3.5%		3.6%
Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	61.8%		51.1%
Total non-accrual and accruing loans greater than
90 days past due to total assets	4.3%		5.6%
Total non-performing assets to total assets	6.2%		7.9%

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize impaired loans at June 30, 2012 and December 31, 2011 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
June 30, 2012
Residential mortgage	$23,475	$5,225	$21,236	$44,711	$45,312
Acquisition and development	9,741	1,354	8,972	18,713	18,713
Land	5,035	2,608	6,175	11,210	12,532
Lines of credit	310	159	2,656	2,966	2,966
Commercial real estate	3,110	413	7,257	10,367	10,367
Commercial non-real estate	133	133	-	133	133
Home equity	2,584	2,042	100	2,684	2,684
Consumer	20	20	24	44	44
Total impaired loans	$44,408	$11,954	$46,420	$90,828	$92,751

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2011
Residential mortgage	$26,736	$5,509	$24,271	$51,007	$51,704
Acquisition and development	18,023	2,624	17,375	35,398	36,261
Land	2,850	1,365	8,534	11,384	12,819
Lines of credit	1,548	510	4,187	5,735	5,735
Commercial real estate	4,694	960	19,660	24,354	24,354
Commercial non-real estate	28	28	4	32	32
Home equity	2,170	1,998	170	2,340	2,340
Consumer	-	-	24	24	24
Total impaired loans	$56,049	$12,994	$74,225	$130,274	$133,269

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize average impaired loans for the three and six  month periods ending June 30, 2012 and 2011 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Six months June 30, 2012
Residential mortgage	$23,528	$371	$21,318	$415	$44,846	$786
Acquisition and development	9,557	166	9,338	188	18,895	354
Land	5,042	112	6,190	79	11,232	191
Lines of credit	310	1	2,657	29	2,967	30
Commercial real estate	3,117	74	7,297	206	10,414	280
Commercial non-real estate	135	-	-	-	135	-
Home equity	2,585	34	99	-	2,684	34
Consumer	20	-	24	-	44	-
Total impaired loans	$44,294	$758	$46,923	$917	$91,217	$1,675

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Three months June 30, 2012
Residential mortgage	$23,486	$175	$21,273	$225	$44,759	$400
Acquisition and development	9,543	91	9,042	93	18,585	184
Land	5,038	58	6,187	45	11,225	103
Lines of credit	310	1	2,657	14	2,967	15
Commercial real estate	3,114	39	7,272	116	10,386	155
Commercial non-real estate	133	-	-	-	133	-
Home equity	2,584	16	99	-	2,683	16
Consumer	20	-	24	-	44	-
Total impaired loans	$44,228	$380	$46,554	$493	$90,782	$873

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Six months June 30, 2011
Residential mortgage	$31,561	$523	$21,310	$468	$52,871	$991
Acquisition and development	21,006	448	9,343	148	30,349	596
Land	5,168	121	4,531	59	9,699	180
Lines of credit	804	19	2,597	28	3,401	47
Commercial real estate	5,154	113	16,504	492	21,658	605
Commercial non-real estate	148	-	305	17	453	17
Home equity	1,713	26	281	4	1,994	30
Consumer	778	-	59	-	837	-
Total impaired loans	$66,332	$1,250	$54,930	$1,216	$121,262	$2,466

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Three months June 30, 2011
Residential mortgage	$31,535	$220	$21,103	$209	$52,638	$429
Acquisition and development	20,937	220	9,292	35	30,229	255
Land	5,163	60	4,531	12	9,694	72
Lines of credit	805	14	2,597	6	3,402	20
Commercial real estate	5,146	42	16,462	227	21,608	269
Commercial non-real estate	148	-	305	10	453	10
Home equity	1,713	12	281	2	1,994	14
Consumer	778	-	59	-	837	-
Total impaired loans	$66,225	$568	$54,630	$501	$120,855	$1,069

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Changes in impaired loans during the three and six months ended June 30, 2012 were as follows (dollars in thousands):

	For the three months ended June 30, 2012	For the six months ended June 30, 2012
Impaired loans at beginning of period	$129,154	$130,274
Added to impaired loans	4,837	10,565
Gross loans transferred to foreclosed real estate	(4,711)	(10,771)
Transferred out of impaired loans	(38,452)	(39,240)
Impaired loans at June 30, 2012	$90,828	$90,828

Bancorp recognized $873,000 and $1,675,000 of interest income on impaired loans using a cash-basis method of accounting for the three and six months ended June 30, 2012. Bancorp did not record any interest income attributable to the change in present value attributable to the passage of time.  Bancorp deems its loans to be collateral based, and therefore, assesses impairment based on the net value of the underlying collateral.

Management reviews the status of impaired loans on an ongoing basis.  During the quarter ended June 30, 2012, through discussions with our regulators, management determined that approximately $38.4 million of loans no longer met the definition of impaired loans under ASC 310-10-35.  As such, those identified loans have been removed from impaired status.

Included in the above impaired loans amount at June 30, 2012 was $51,863,000 of loans that are not in non-accrual status. In addition, there was a total of $44,711,000 of residential real estate loans included in impaired loans at June 30, 2012, of which $37,152,000 were to consumers and $7,558,000 to builders. The collateral supporting impaired loans is individually reviewed by management to determine its estimated fair market value, less estimated disposal cost and a specific allowance is established, if necessary, for the difference between the carrying amount of any loan and the estimated fair value of the collateral less estimated disposal cost.

Of the impaired loans, $44,408,000 and $56,049,000 had a specific valuation allowance of $11,954,000 and $12,994,000 at June 30, 2012 and December 31, 2011, respectively. Impaired loans averaged $90,782,000 and $91,217,000 for the three and six months ended June 30, 2012.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total

June 30, 2012
Residential mortgage	$242,175	$10,488	$27,749	$254	$280,666
Acquisition and development	58,313	4,751	24,573	-	87,637
Land	41,027	5,709	10,233	-	56,969
Lines of credit	26,459	1,757	5,584	-	33,800
Commercial real estate	181,032	6,165	13,491	-	200,688
Commercial non-real estate	5,004	-	4	133	5,141
Home equity	35,216	790	2,630	-	38,636
Consumer	782	-	-	43	825
Total loans	$590,008	$29,660	$84,264	$430	$704,362

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2011
Residential mortgage	$259,359	$8,624	$27,689	$204	$295,876
Acquisition and development	62,054	6,521	30,547	-	99,122
Land	44,443	4,909	10,297	-	59,649
Lines of credit	27,067	1,708	5,503	-	34,278
Commercial real estate	180,635	10,702	11,673	-	203,010
Commercial non-real estate	5,567	-	4	28	5,599
Home equity	38,456	712	2,141	-	41,309
Consumer	874	-	23	-	897
Total loans	$618,455	$33,176	$87,877	$232	$739,740

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
June 30, 2012
Residential mortgage	$252,455	$9,924	$2,762	$-	$12,686	$15,525	$280,666
Acquisition and development	81,365	2,120	151	-	2,271	4,001	87,637
Land	46,597	1,514	283	-	1,797	8,575	56,969
Lines of credit	30,978	269	49	-	318	2,504	33,800
Commercial real estate	188,164	6,397	702	-	7,099	5,425	200,688
Commercial non-real estate	4,998	-	-	-	-	143	5,141
Home equity	35,036	683	159	-	842	2,758	38,636
Consumer	783	8	-	-	8	34	825
Total loans	$640,376	$20,915	$4,106	$-	$25,021	$38,965	$704,362

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
December 31, 2011
Residential mortgage	$261,005	$9,696	$4,725	$-	$14,421	$20,450	$295,876
Acquisition and development	87,369	369	-	-	369	11,384	99,122
Land	49,163	1,517	225	-	1,742	8,744	59,649
Lines of credit	31,889	-	38	-	38	2,351	34,278
Commercial real estate	192,886	2,535	286	-	2,821	7,303	203,010
Commercial non-real estate	5,584	10	-	-	10	5	5,599
Home equity	40,021	945	-	-	945	343	41,309
Consumer	694	-	-	-	-	203	897
Total loans	$668,611	$15,072	$5,274	$-	$20,346	$50,783	$739,740

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Bancorp offers a variety of modifications to borrowers.  The modification categories offered can generally be described in the following categories:

•	Rate Modification – A modification in which the interest rate is changed.
•	Term Modification – A modification in which the maturity date, timing of payments or frequency of payments is changed.
•	Interest Only Modification – A modification in which the loan is converted to interest only payments for a period of time.
•	Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification above.
•	Combination Modification – Any other type of modification, including the use of multiple categories above.

The following tables summarize troubled debt restructurings at June 30, 2012 and December 31, 2011 (dollars in thousands):

June 30, 2012	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Residential mortgage	79	$32,288	$29,973
Acquisition and development	8	10,687	13,196
Land	13	4,363	4,088
Lines of credit	3	462	462
Commercial real estate	10	6,184	6,086
Commercial non-real estate	-	-	-
Home equity	1	100	100
Consumer	-	-	-
Total loans	114	$54,084	$53,905

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Residential mortgage	14	$4,723	$4,625
Acquisition and development	1	1,873	1,873
Land	1	6	6
Lines of credit	1	140	140
Commercial real estate	-	-	-
Commercial non-real estate	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Total loans	17	$6,742	$6,644

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

December 31, 2011	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Residential mortgage	68	$30,372	$29,815
Acquisition and development	8	11,152	10,260
Land	9	3,985	3,802
Lines of credit	2	332	332
Commercial real estate	8	8,215	8,046
Commercial non-real estate	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Total loans	95	$54,056	$52,255

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Residential mortgage	14	$4,568	$4,542
Acquisition and development	1	2,090	2,090
Land	3	464	462
Lines of credit	1	140	140
Commercial real estate	1	288	286
Commercial non-real estate	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Total loans	20	$7,550	$7,520

Bancorp has not purchased, sold or reclassified any loans to held for sale during the periods discussed.  Only loans originated specifically for sale are recorded as held for sale at the period ended June 30, 2012 and December 31, 2011.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables present newly restructured loans that occurred during the six and three months ended June 31, 2012 (dollars in thousands):

	Six months ended June 30, 2012
	Term Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts
Pre-Modification Outstanding Recorded Investment:

Residential mortgage	$659	3	$6,089	15	$6,748	18
Acquisition and development	-	-	-	-	-	-
Land	176	1	534	3	710	4
Lines of credit	-	-	-	-	-	-
Commercial real estate	704	3	-	-	704	3
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$1,539	7	$6,623	18	$8,162	25

Post-Modification Outstanding Recorded Investment:

Residential mortgage	$657	3	$5,957	15	$6,614	18
Acquisition and development	-	-	-	-	-	-
Land	176	1	527	3	703	4
Lines of credit	-	-	-	-	-	-
Commercial real estate	689	3	-	-	689	3
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$1,522	7	$6,484	18	$8,006	25

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

	Three months ended June 30, 2012
	Term Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts
Pre-Modification Outstanding Recorded Investment:

Residential mortgage	$659	3	$3,801	8	$4,460	11
Acquisition and development	-	-	-	-	-	-
Land	176	1	534	3	710	4
Lines of credit	-	-	-	-	-	-
Commercial real estate	704	3	-	-	704	3
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$1,539	7	$4,335	11	$5,874	18

Post-Modification Outstanding Recorded Investment:

Residential mortgage	$657	3	$3,749	8	$4,406	11
Acquisition and development	-	-	-	-	-	-
Land	176	1	527	3	703	4
Lines of credit	-	-	-	-	-	-
Commercial real estate	689	3	-	-	689	3
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$1,522	7	$4,276	11	$5,798	18

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Interest on TDRs was accounted for under the following methods as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	Number of Contracts	Accrual Status	Number of Contracts	Non-Accrual Status	Total Number of Contracts	Total Modifications
June 30, 2012
Residential mortgage	77	$28,537	15	$5,472	92	$34,009
Acquisition and development	5	12,431	4	2,638	9	15,069
Land	11	4,208	4	476	15	4,684
Lines of credit	3	462	1	140	4	602
Commercial real estate	7	5,396	3	689	10	6,085
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	1	100	1	100
Consumer	-	-	-	-	-	-
Total loans	103	$51,034	28	$9,515	131	$60,549
December 31, 2011
Residential mortgage	57	$22,820	25	$11,537	82	$34,357
Acquisition and development	8	11,962	1	388	9	12,350
Land	6	2,333	6	1,931	12	4,264
Lines of credit	1	140	2	332	3	472
Commercial real estate	5	3,169	4	5,163	9	8,332
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	77	$40,424	38	$19,351	115	$59,775

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

Bancorp performs A note/B note workout structures as a subset of Bancorp’s troubled debt restructuring strategy.  The amount of loans restructured using this structure was $1,762,000 at June 30, 2012 and $1,505,000 at December 31, 2011.

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

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	June 30, 2012	December 31, 2011
Standby letters of credit	$16,979	$15,319
Home equity lines of credit	14,107	14,623
Unadvanced construction commitments	14,457	18,014
Mortgage loan commitments	1,301	1,059
Lines of credit	32,722	31,525
Loans sold with limited repurchase
provisions	23,287	17,558

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2012 and December 31, 2011 for guarantees under standby letters of credit issued is not material.

Home equity lines of credit are loan commitments to individuals as long as there is no violation of any condition established in the contract. Commitments under home equity lines expire ten years after the date the loan closes and are secured by real estate. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

Unadvanced construction commitments are loan commitments made to borrowers for both residential and commercial projects that are either in process or are expected to begin construction shortly. Mortgage loan commitments not reflected in the accompanying statements of financial condition at June 30, 2012 included $1,101,000 at a fixed range of 3.75% to 5.00% and $200,000 at floating rates and at December 31, 2011 included $1,059,000 at a fixed interest rate range of 3.25% to 5.50% and none at floating interest rates.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. The loans sold under these agreements for the period ended June 30, 2012 and year ended December 31, 2011 were $19,123,000 and $43,403,000, respectively. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within the terms specified by the agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount was recognized in the consolidated statement of financial condition at June 30, 2012 and December 31, 2011 as a liability for credit loss related to these loans.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Bancorp has not purchased, sold or reclassified any loans to held for sale during the periods discussed.  Only loans, designated specifically for sale are recorded as held for sale at the period ended June 30, 2012 and December 31, 2011.

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

The following information should not be interpreted as an estimate of the fair value of Bancorp since a fair value calculation is only provided for a limited portion of Bancorp’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Bancorp’s financial instruments at June 30, 2012 and December 31, 2011.

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

Impaired loans are those for which Bancorp has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $44,408,000 and $56,049,000 at June 30, 2012 and December 31, 2011, respectively, less their valuation allowances of $11,954,000 and $12,994,000 at June 30, 2012 and December 31, 2011, respectively.

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

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of June 30, 2012:

		June 30, 2012 Fair Value Measurement Using:
	June 30, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$32,454	$-	$-	$32,454
Foreclosed real estate	16,329	-	-	16,329
Total nonrecurring fair value measurements	$48,783	$-	$-	$48,783

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

Bancorp did not have any financial assets or liabilities that were required to be measured on a recurring basis at June 30, 2012 or December 31, 2011.  There were no liabilities that were required to be re-measured on a nonrecurring basis at June 30, 2012 or December 31, 2011.

For impaired loans, all appraisals are reviewed by the credit department; however, no modifications or adjustments are made to the appraisals received. Modifications or adjustments may be made to appraisals for foreclosed real estate.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2012
Impaired loans	$32,454	Appraisal of collateral (1)	Liquidation expenses (2)	-6.00%

Foreclosed real estate	$16,329	Appraisal of collateral (1),(3)	Appraisal adjustments (2)	-5.05% to -56.00% (-19.35%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments – Continued

The following table summarizes the roll forward of level 3 assets for the six months ended June 30, 2012 and June 30, 2011 (dollars in thousands):

	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2011	$43,055	$19,932
Transfer to foreclosed real estate	(2,438)	8,624
Additions	8,605	113
Decrease (increase) in additional reserves	1,040	(2,373)
Paid off/sold	(17,808)	(9,967)
Balance at June 30, 2012	$32,454	$16,329

	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2010	$52,930	$20,955
Transfer to foreclosed real estate	(7,370)	7,949
Additions	22,427	490
Increase in additional reserves	(711)	(2,253)
Paid off/sold	(16,742)	(9,850)
Balance at June 30, 2011	$50,534	$17,291

The $1,040,000 decrease in additional reserves recorded against impaired loans was included in the provision for loan losses on the statement of operations for the six months ended June 30, 2012.  The $2,373,000 of additional reserves recorded against foreclosed real estate was included in non-interest expenses on the statement of operations for the six months ended June 30, 2012.  Included in the $8,624,000 of loans transferred to foreclosed real estate were three loans totaling $3,100,000 that did not require a specific reserve at the date of transfer from loans to foreclosed assets.

The $711,000 in additional allowances recorded against impaired loans was included in the provision for loan losses on the statement of operations for the six months ended June 30, 2011.  The $2,253,000 of additional reserves recorded against foreclosed real estate was included in non-interest expenses on the statement of operations for the six months ended June 30, 2011.  Included in the $7,949,000 of loans transferred to foreclosed real estate were six loans totaling $2,392,000 that did not require a specific reserve at the date of transfer from loans to foreclosed assets.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments – Continued

The estimated fair values of Bancorp's financial instruments as of June 30, 2012 and December 31, 2011 were as follows:
			Fair Value Measurement at June 30, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)

Financial Assets
Cash and cash equivalents	$122,068	$122,068	$122,068	$-	$-
Investment securities (HTM)	37,293	38,817	-	38,817	-
Loans held for sale	3,851	3,851	-	3,851	-
Loans receivable, net	663,699	715,530	-	-	715,530
FHLB stock	6,614	6,614	-	6,614	-
Accrued interest receivable	3,008	3,008	3,008	-	-

Financial Liabilities
Deposits	$643,653	$646,147	289,808	356,339	-
FHLB advances	115,000	102,296	-	102,296	-
Subordinated debentures	24,119	24,119	-	24,119	-
Accrued interest payable	677	677	677	-	-

Off Balance Sheet Commitments	$-	$-	$-	$-	$-

	December 31, 2011
	Carrying Amount	Fair Value
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$87,390	$87,390
Investment securities	40,357	41,724
Loans held for sale	4,128	4,128
Loans receivable, net	693,303	743,668
FHLB stock	6,943	6,943
Accrued interest receivable	3,420	3,420

Financial Liabilities
Deposits	$652,757	$656,854
FHLB advances	115,000	102,260
Subordinated debentures	24,119	24,119
Accrued interest payable	699	699

Off Balance Sheet Commitments	$-	$-

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

Investment Securities:
Bancorp utilizes a third party source to determine the fair value of its securities.  The methodology consists of pricing models based on asset class and includes available trade, bid, other market information, broker quotes, proprietary models, various databases and trading desk quotes.  All Bancorp’s investments are considered Level 2.

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

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at June 30, 2012 and December 31, 2011.

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

Note 12 - Recent Accounting Pronouncements

There were no new accounting pronouncements affecting the Bancorp during the period that were not already incorporated into the disclosures

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

Bancorp experienced net income for the three months ended June 30, 2012, in part due to management’s decision to not add to the loan loss reserves during the second quarter.  While non-performing assets continued to decrease, and loan delinquencies improved, management elected not to add to the reserves as it continues to assess its loan portfolio.  Bancorp continues to experience challenges it and many other financial institutions face as a result of the weak economic recovery.  Some of those challenges, including increased loan delinquencies and a decrease in loan demand have improved from 2008 and 2009, but others, such as declines in the real estate values and financial stress on borrowers as a result of the recession continue.  The interest rate spread between Bancorp’s cost of funds and what it earns on loans has remained relatively constant from 2010 and 2011 levels.

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

Results of Operations

Net income increased by $1,943,000 to net income of $1,097,000 for the second quarter of 2012, compared to a net loss of ($846,000) for the second quarter of 2011.  Basic and diluted earnings (loss) per share was $.07 for the second quarter of 2012 compared to ($0.13) for the second quarter of 2011. The increase in net income and basic and diluted earnings per share over last year was primarily the result of management’s decision to add approximately $3,000,000 to the loan loss reserve during the second quarter of 2011; whereas, no loan loss reserve provision was added during the second quarter of 2012.  Net income increased by $1,968,000 to  net income of $1,569,000 for the six months ended June 30, 2012, compared to a net loss of ($399,000) for the six months ended June 30, 2011.  Basic and diluted earnings (loss) per share increased by $.21, to $.08 for the six months ended June 30, 2012 compared to ($.13) for the six months ended June 30, 2011. The increase in net income and basic and diluted earnings per share over last year was primarily the result of management’s decision to add approximately $3,621,000 to the loan loss reserve during the six months ended June 30, 2011 compared to $465,000 in loan loss reserve provision added during the second quarter of 2012.

Net interest income, which is interest earned net of interest expense, decreased by $368,000, or 5.0%, to $6,940,000 for the second quarter of 2012, compared to $7,308,000 for the second quarter of 2011. The primary reason for the decrease in net interest income was a decrease in Bancorp’s loan portfolio and a decrease in yield on the loan portfolio, partially offset by a lower cost of funds. Net interest income decreased $1,227,000, or 8.2%, to $13,653,000 for the six months ended June 30, 2012, compared to $14,880,000 for the six months ended June 30, 2011. The primary reason for the decrease in net interest income was a decrease in Bancorp’s loan portfolio and a decrease in yield on the loan portfolio, partially offset by a lower cost of funds.

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

The provision for loan losses decreased by $2,987,000, or 100.0%, to zero for the second quarter of 2012, compared to $2,987,000 for the second quarter of 2011.  This decrease was a result of management’s decision not to add to the provision for loan losses during the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011. The provision for loan losses decreased by $3,156,000, or 87.2%, to $465,000 for the six months ended June 30, 2012, compared to $3,621,000 for the same period in 2011. Bancorp’s total loan portfolio has decreased from 2011.

Total other income increased by $389,000, or 87.0%, to $836,000 for the second quarter of 2012, compared to $447,000 for the second quarter of 2011. The primary reason for the increase in non-interest income was an increase in mortgage banking activities, real estate commissions and management fees by Hyatt Commercial. Total other income increased by $717,000, or 71.1%, to $1,726,000 for the six months ended June 30, 2012, compared to $1,009,000 for the same period in 2011. Real estate commissions increased $29,000, or 23.6%, to $152,000 for the second quarter of 2012, compared to $123,000 for the second quarter of 2011.  This increase was due to higher sales and leasing activity in 2012 compared to 2011. Real estate commissions increased $126,000, or 53.8%, to $360,000 for the six months ended June 30, 2012, compared to $234,000 for the same period in 2011.  Real estate management fees increased $17,000, or 10.7%, to $176,000 for the second quarter of 2012, compared to $159,000 for the second quarter of 2011.  Real estate management fees increased $19,000, or 6.3%, to $320,000 for the six months ended June 30, 2012, compared to $301,000 for the same period in 2011. Mortgage banking activities increased $309,000, or 1,144.5%, to $336,000 for the second quarter of 2012, compared to $27,000 for the second quarter of 2011. This increase was due to an increase of loans sold on the secondary market, primarily from the E-Home finance department, in the second quarter of 2012 compared to the second quarter of 2011.    Mortgage banking activities increased by $529,000, or 290.7%, to $711,000 for the six months ended June 30, 2012, compared to $182,000 for the same period in 2011.

Total non-interest expenses decreased $264,000, or 4.3%, to $5,907,000 for the second quarter of 2012, compared to $6,171,000 for the second quarter of 2011.  Total non-interest expenses decreased $663,000, or 5.1%, to $12,217,000 for the six months ended June 30, 2012, compared to $12,880,000 for the same period in 2011. Compensation and related expenses increased by $419,000, or 16.7%, to $2,930,000 for the second quarter of 2012, compared to $2,511,000 for the second quarter of 2011. Compensation and related expenses increased by $865,000, or 16.9%, to $5,990,000 for the six months ended June 30, 2012, compared to $5,125,000 for the same period in 2011. This increase was primarily because of vacated and additional positions being filled by newly hired employees during the first six months of 2012. Net occupancy costs decreased by $132,000, or 43.9%, to $169,000 for the second quarter of 2012, compared to $301,000 for the second quarter of 2011.  Net occupancy costs decreased by $212,000, or 38.1%, to $344,000 for the six months ended June 30, 2012, compared to $556,000 for the same period in 2011. This decrease was the result of increased rents collected on previously unoccupied space which helped offset occupancy costs. Foreclosed real estate expenses, net decreased by $808,000, or 54.3%, to $681,000 for the second quarter of 2012, compared to $1,489,000 for the second quarter of 2011.  Foreclosed real estate expenses, net decreased by $1,536,000, or 44.7%, to $1,898,000 for the six months ended June 30, 2012, compared to $3,434,000 for the same period in 2011. These differences were the result of lower write downs and higher foreclosed real estate sale gains during the first and second quarter of 2012. Legal fees decreased by $38,000, or 15.0%, to $215,000 for the second quarter of 2012, compared to $253,000 for the second quarter of 2011.  Legal fees decreased $87,000, or 19.9%, to $350,000 for the six months ended June 30, 2012, compared to $437,000 for the same period in 2011. These decreases were the result of Bancorp’s ability during 2012 to utilize employees for certain services previously provided by outside legal firms. FDIC assessments and regulatory expense decreased by $198,000, or 34.0% to $384,000 for the second quarter of 2012, compared to $582,000 for the second quarter of 2011. FDIC assessments and regulatory expense decreased by $222,000, or 19.4% to $920,000 for the six months ended June 30, 2012, compared to $1,142,000 for the same period in 2011. This decrease corresponds with the $9.1 million decrease in deposits since December 31, 2011.  Other non-interest expenses increased by $493,000, or 47.6%, to $1,528,000 for the second quarter of 2012 compared to $1,035,000 for the second quarter of 2011. Other non-interest expenses increased by $529,000, or 24.2%, to $2,715,000 for the six months ended June 30, 2012 compared to $2,186,000 for the same period in 2011.

Income Taxes

Income tax expense increased by $1,329,000 to an income tax provision of $772,000 for the second quarter of 2012 compared to an income tax benefit of $557,000 for the second quarter of 2011.  The increase was consistent with the increase in pretax income compared to a pretax loss for the second quarter of 2011. The effective tax rate for the second quarter of 2011 was 41.4% compared to 39.7% for the second quarter of 2011. Income tax expense increased by $1,341,000 to an income tax provision of $1,128,000 for the six months ended June 30, 2012 compared to an income tax benefit of $213,000 for the same period in 2011. The effective tax rate for the six months ended June 30, 2012 was 41.3% compared to 34.8% for the same period in 2011.  The change in the effective tax rates was primarily due to a valuation allowance placed on a portion of the deferred tax asset resulting from current state operating loss carryforwards.

Analysis of Financial Condition

Total assets decreased $3,984,000 to $896,644,000 at June 30, 2012, compared to $900,628,000 at December 31, 2011.  Cash and cash equivalents increased by $34,678,000, or 39.7%, to $122,068,000 at June 30, 2012, compared to $87,390,000 at December 31, 2011.  This increase was primarily in federal funds sold and cash and due from bank balances. The loan portfolio decreased, as net loans receivable decreased $29,604,000, or 4.3%, to $663,699,000 at June 30, 2012, compared to $693,303,000 at December 31, 2011.  This decrease was the result of the continued general slowdown in loan demand during the first six months of 2012 and the transfer of $8,624,000 of net loans to foreclosed real estate.  Loans held for sale decreased $277,000, or 6.7%, to $3,851,000 at June 30, 2012, compared to $4,128,000 at December 31, 2011.  This decrease was primarily due to the timing of loans pending sale as of June 30, 2012.  Foreclosed real estate decreased $3,603,000, or 18.1%, to $16,329,000 at June 30, 2012 compared to $19,932,000 at December 31, 2011. This decrease was the result of the an increase in foreclosed property sales during the first six months of 2012 compared to the first six months of 2011.  Total deposits decreased $9,104,000, or 1.4%, to $643,653,000 at June 30, 2012 compared to $652,757,000 at December 31, 2011.  These changes were primarily the result of Bancorp’s continued monitoring of the deposit portfolio and allowing higher rate deposits to leave.  Long-term borrowings remained at $115,000,000 at June 30, 2012 and December 31, 2011.  These borrowings do not mature until 2014 or later and would incur prepayment penalties if paid earlier.

Stockholders’ Equity

Total stockholders’ equity increased $936,000 to $106,866,000 at June 30, 2012 compared to $105,930,000 as of December 31, 2011.  This increase was primarily a result of the decrease in dividends paid to Bancorp’s preferred stockholders and net income for the first six months of 2012.

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

Management believes Bancorp has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $246,124,000 at June 30, 2012. Based on past experience, management believes that a significant portion of such deposits will remain with Bancorp. At June 30, 2012, Bancorp had commitments to originate mortgage loans of $1,301,000, unadvanced home equity lines of credit of $14,107,000, unadvanced construction commitments of $14,457,000, unused lines of credit of $32,722,000 and commitments under standby letters of credit of $16,979,000.  Bancorp has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise.  As of June 30, 2012, outstanding FHLB Atlanta borrowings totaled $115,000,000, and Bancorp had available to it an additional $64,070,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities decreased $2,773,000 to $9,631,000 for the six months ended June 30, 2012, compared to $12,404,000 for the same period in 2011. This decrease was primarily the result of an increase in deferred income tax expense, an increase in accrued interest payable and other liabilities and a net decrease in loans originated and sold in 2012, partially offset by a decrease in the provision for loan losses and net income generated in the current period.  Net cash provided by investing activities increased $5,062,000 to $34,806,000 for the six months ended June 30, 2012, compared to $29,744,000 provided by investing activities for the same period in 2011. This increase was primarily due to a reduction in security purchases in 2012. Net cash used in financing activities was $9,759,000 for the six months ended June 30, 2012, compared to $27,659,000 for the same period in 2011.  This increase was primarily due to a larger decrease in deposits in 2011 compared to the same period in 2012.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of twenty percent of its total assets, with the FHLB Atlanta.  As of June 30, 2012, the total available line of credit with the FHLB Atlanta was approximately $179,070,000, of which $115,000,000 was outstanding in the form of long-tem borrowings.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of June 30, 2012 (dollars in thousands):

Principal Amount	Rate	Maturity
$-	-%	2012
-	-%	2013
25,000	2.94% to 4.21%	2014
40,000	3.71% to 4.34%	2015
-	-%	2016
50,000	2.58% to 4.05%	Thereafter
$115,000

Subordinated Debentures

As of June 30, 2012, Bancorp had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association, as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (0.46665% as of June 30, 2012) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

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

The aggregate principal amount of Subordinated Notes outstanding at June 30, 2012 was $3,500,000.  The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Debt issuance costs totaled $245,000 and are being amortized over 10 years.

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

The Bancorp has deferred one dividend payment on the Series B Preferred Stock held by the U.S. Treasury.  On June 30, 2012, the cumulative amount of dividends in arrears not declared, including interest on unpaid dividends at 5% per annum was $292,000.

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

Average Balance Sheet

The following table presents Bancorp’s distribution of the average consolidated balance sheets and net interest analysis for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$702,882	$20,079	5.71%	$775,255	$22,576	5.82%
Held to maturity securities (2)	39,304	344	1.75%	34,301	272	1.59%
Other interest-earning assets (3)	74,793	118	0.32%	59,223	104	0.35%

Total interest-earning assets	816,979	20,541	5.03%	868,779	22,952	5.28%

Non-interest earning assets	80,007			86,896

Total assets	$896,986			$955,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$274,434	648	0.47%	$293,274	1,260	0.86%
Certificates of deposit	372,884	3,641	1.95%	412,643	4,236	2.05%
Borrowings	139,119	2,599	3.74%	139,119	2,576	3.70%

Total interest-bearing liabilities	786,437	6,888	1.75%	845,036	8,072	1.91%

Non-interest bearing liabilities	4,805			4,269

Stockholders' equity	105,744			106,370

Total liabilities and stockholders’ equity	$896,986			$955,675

Net interest income and interest rate spread		$13,653	3.28%		$14,880	3.37%

Net interest margin			3.34%			3.43%

Average interest-earning assets to average interest-bearing liabilities			103.88%			102.81%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	Bancorp does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 12 to the unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2011, as reported in Bancorp’s Form 10-K filed with the SEC on March 15, 2012.

Item 4. Controls and Procedures

Under the supervision and with the participation of Bancorp’s management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012.  Based upon this evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, Bancorp’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by Bancorp in its reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in Bancorp's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, Bancorp's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As noted above, Bancorp and the Bank entered into supervisory agreements with the regulators that require, among other things, that Bancorp and Bank obtain prior regulatory approval before paying any dividends or distribution.  During the second quarter of 2012, Bancorp did not receive approval from the Federal Reserve Bank of Richmond to pay dividends on the Series B Preferred Stock in the amount of $292,000 due on May 15, 2012 and Series A Preferred Stock in the amount of $70,000 due on June 30, 2012.  On June 30, 2012, Bancorp has unpaid cumulative dividends in arrears on the Series B Preferred Stock of $292,000.

Bancorp and Bank continue to work with the regulators to obtain approval for dividends and interest payments.

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

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of June 30, 2012 and for the three and six months ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

August 10, 2012	Alan J. Hyatt___________________________
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2012	Stephen W. Lilly ______________________
Stephen W. Lilly, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32 101
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of June 30, 2012 and for the six months ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.