Form 10-Q
period 2012-09-30
SEVERN BANCORP INC
filed 2012-11-09
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on November 9, 2012: 10,066,679 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

PART I– FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(dollars in thousands, except per share data)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$41,793	$35,577
Interest bearing deposits in other banks	40,657	40,610
Federal funds sold	5,886	11,203
Cash and cash equivalents	88,336	87,390
Investment securities held to maturity	36,240	40,357
Loans held for sale	6,794	4,128
Loans receivable, net of allowance for loan losses of
$23,180 and $25,938, respectively	665,225	693,303
Premises and equipment, net	26,587	27,218
Foreclosed real estate	13,801	19,932
Federal Home Loan Bank stock, at cost	6,520	6,943
Accrued interest receivable and other assets	18,263	21,357

Total assets	$861,766	$900,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$609,772	$652,757
Long-term borrowings	115,000	115,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	5,733	2,822

Total liabilities	754,624	794,698

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized;
Preferred stock series “A”, 437,500 shares issued and outstanding	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized;
10,066,679 shares issued and outstanding	101	101
Additional paid-in capital	74,917	74,683
Retained earnings	32,120	31,142

Total stockholders' equity	107,142	105,930

Total liabilities and stockholders' equity	$861,766	$900,628

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Interest Income
Loans, including fees	$8,878	$10,764	$28,957	$33,340
Securities, taxable	167	170	511	442
Other	59	57	177	161
Total interest income	9,104	10,991	29,645	33,943

Interest Expense
Deposits	1,779	2,557	6,068	8,053
Long-term borrowings and subordinated debentures	1,248	1,299	3,847	3,875
Total interest expense	3,027	3,856	9,915	11,928

Net interest income	6,077	7,135	19,730	22,015
Provision for loan losses	-	850	465	4,471
Net interest income after provision for loan losses	6,077	6,285	19,265	17,544

Other Income
Real estate commissions	128	187	488	421
Real estate management fees	147	168	467	469
Mortgage banking activities	521	118	1,232	300
Other	243	155	578	447
Total other income	1,039	628	2,765	1,637

Non-Interest Expenses
Compensation and related expenses	2,863	2,543	8,853	7,668
Occupancy	189	316	533	872
Foreclosed real estate expenses, net	895	1,242	2,793	4,676
Legal	161	239	511	676
FDIC assessments and regulatory expense	706	553	1,626	1,695
Other	1,338	1,066	4,053	3,252
Total non-interest expenses	6,152	5,959	18,369	18,839

Income before income tax provision	964	954	3,661	342
Income tax provision	406	403	1,534	190
Net income	558	551	2,127	152
Amortization of discount on preferred stock	(68)	(68)	(203)	(203)
Dividends on preferred stock	(293)	(362)	(948)	(1,087)
Net income (loss) available to common stockholders	$197	$121	$976	$(1,138)
Basic earnings (loss) per share	$.02	$.01	$.10	$(0.11)
Diluted earnings (loss) per share	$.02	$.01	$.10	$(0.11)

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2012	2011

Cash Flows from Operating Activities

Net income	$2,127	$152
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of deferred loan fees	(783)	(1,038)
Net amortization of premiums and
discounts	146	124
Provision for loan losses	465	4,471
Provision for depreciation	816	936
Gain on sale of loans	(1,232)	(300)
(Gain) loss on sale of foreclosed real estate	(678)	619
Provision for foreclosed real estate	2,819	3,151
Proceeds from loans sold to others	15,360	24,649
Loans originated for sale	(16,794)	(25,921)
Stock-based compensation expense	32	50
Deferred income tax expense (benefit)	1,533	(317)
Decrease in accrued interest receivable
and other assets	1,561	1,312
Increase in accrued interest payable and other liabilities	2,911	414

Net cash provided by operating activities	8,283	8,302

Cash Flows from Investing Activities

Purchase of investment securities held to maturity	(1,045)	(19,447)
Proceeds from maturing investment securities held to maturity	5,000	6,000
Principal collected on mortgage-backed securities held to maturity	16	309
Net decrease in loans	17,458	50,731
Proceeds from sale of foreclosed real estate	15,171	12,134
Investment in foreclosed real estate	(243)	(504)
Investment in premises and equipment	(185)	(98)
Redemption of FHLB Stock	423	552

Net cash provided by investing activities	36,595	49,677

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For the Nine Months Ended September 30,
	2012	2011

Cash Flows from Financing Activities

Net decrease in deposits	$(42,985)	$(36,059)
Series “A” preferred stock dividend paid	(70)	(210)
Series “B” preferred stock dividend paid	(293)	(877)
Series "B" preferred stock dividend declared not paid	(584)	-

Net cash used in financing activities	(43,932)	(37,146)

Increase in cash and cash equivalents	946	20,833
Cash and cash equivalents at beginning of year	87,390	70,955

Cash and cash equivalents at end of period	$88,336	$91,788

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest	$9,907	$11,952

Income taxes	$2	$476

Transfer of loans to foreclosed real estate	$10,938	$13,603

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

Note 2 - Basis of Presentation

Bancorp follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”.  The FASB sets generally accepted accounting principles in the United States (“GAAP”) that Bancorp follows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the “Codification” or “ASC”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012 or any other interim period.  The unaudited consolidated financial statements for the three and nine months ended September 30, 2012 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

Note 3 - Cash Flow Presentation

In the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Home Loan Bank of Atlanta (“FHLB Atlanta”) overnight deposits, and federal funds sold. Generally, federal funds are sold for one-day periods.

Note 4 - Reclassifications

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

Not included in the diluted earnings per share calculation for the three and nine month periods ended September 30, 2012, because they were anti-dilutive, were 100,000 shares of common stock issuable upon exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.  Not included in the diluted earnings per share calculation for the three and nine month periods ended September 30, 2011, because they were anti-dilutive, were 100,000 shares of common stock issuable upon the exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Common shares – weighted average (basic)	10,066,679	10,066,679	10,066,679	10,066,679
Common share equivalents – weighted average	-	-	-	-
Common shares – diluted	10,066,679	10,066,679	10,066,679	10,066,679

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

	Actual	Actual	To Be Well Capitalized Under
	at September 30, 2012	at December 31, 2011	Prompt Corrective Provisions
Tangible (1)	14.1%	13.0%	N/A
Tier I Capital (2)	18.7%	17.1%	6.0%
Core (1)	14.1%	13.0%	5.0%
Total Capital (2)	20.0%	18.4%	10.0%

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

Stock-based compensation expense for the three and nine months ended September 30, 2012 totaled $11,000 and $32,000, respectively. Stock based compensation expense for the three and nine months ended September 30, 2011 totaled $21,000 and $50,000, respectively. There were no options granted or exercised during the nine months ended September 30, 2012 or the nine months ended September 30, 2011.

Information regarding Bancorp’s stock-based compensation plan as of and for the nine months ended September 30, 2012 is as follows:

	2012
		Weighted Average
	Shares	Price
Options outstanding, December 31, 2011	100,000	$4.21
Options granted	-	-
Options exercised	-	-
Options forfeited	9,000	$4.13
Options outstanding, September 30, 2012	91,000	$4.22
Options exercisable, September 30, 2012	46,259	$4.22

The aggregate intrinsic value of the options outstanding as of September 30, 2012 and December 31, 2011 was $0.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 8 - Stock-Based Compensation - continued

The following table summarizes the stock options outstanding and exercisable as of September 30, 2012.

Options Outstanding and Exercisable
		Weighted Average Remaining	Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price

$4.13	36,092	2.45	$4.13
$4.54	10,167	2.45	$4.54
$4.13-$4.54	46,259	2.45	$4.22

As of September 30, 2012, there was $104,000 of total unrecognized stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a period of thirty months.

Note 9 - Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
September 30, 2012:

US Treasury securities	$31,447	$1,406	$-	$32,853
US Agency securities	4,158	85	-	4,243
US Government sponsored
mortgage-backed securities	635	59	-	694
Total	$36,240	$1,550	$-	$37,790

December 31, 2011:

US Treasury securities	$34,498	$1,285	$(5)	$35,778
US Agency securities	5,206	43	(4)	5,245
US Government sponsored
mortgage-backed securities	653	48	-	701
Total	$40,357	$1,376	$(9)	$41,724

As of September 30, 2012 and December 31, 2011, there were $8,417,000 and $6,432,000, respectively, of US Treasury securities or US Government sponsored mortgage-backed securities pledged by Bancorp as collateral for borrowers’ letters of credit with Anne Arundel County.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 9 - Investment Securities - continued

The following tables show fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2012 and December 31, 2011. Included in the table are zero securities in 2012 and two US Treasury securities and one US Agency security in 2011. Management believes that the unrealized losses in 2011 were the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds.  The Bank did not consider any of these securities to be other than temporarily impaired at December 31, 2011, because the unrealized losses were related primarily to changes in market interest rates and widening of sector spreads and were not necessarily related to the credit quality of the issuers of the securities.

In addition, the Bank does not intend to sell, nor does it believe it will be more likely than not that it will be required to sell, any impaired securities prior to a recovery of amortized cost.

	Less than 12 months			12 Months or More			Total
		Unrealized			Unrealized			Unrealized
	Fair Value	Losses		Fair Value	Losses		Fair Value	Losses
September 30, 2012:	(dollars in thousands)

US Treasury securities	$-	$	(-)	$-	$	(-)	$-	$	(-)
US Agency securities	-		(-)	-		(-)	-		(-)
Total	$-	$	(-)	$-	$	(-)	$-	$	(-)

December 31, 2011:

US Treasury securities	$2,046		$(5)	$-	$	(-)	$2,046		$(5)
US Agency securities	1,032		(4)	-		(-)	1,032		(4)
Total	$3,078		$(9)	$-	$	(-)	$3,078		$(9)

The amortized cost and estimated fair value of debt securities at September 30, 2012, by contractual maturity are shown in the following table.  Actual maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity
	(dollars in thousands)
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$5,018	$5,046
Due from one year to five years	25,520	26,455
Due from five years to ten years	5,067	5,595
US Government sponsored Mortgage-backed securities	635	694
	$36,240	$37,790

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable

Loans receivable consist of the following:	September 30	December 31
	2012	2011
	(dollars in thousands)

Residential mortgage, total	$279,163	$295,876
Individually evaluated for impairment	51,469	51,007
Collectively evaluated for impairment	227,694	244,869
Construction, land acquisition and
development, total	75,274	99,122
Individually evaluated for impairment	15,004	35,398
Collectively evaluated for impairment	60,270	63,724
Land, total	54,863	59,649
Individually evaluated for impairment	9,554	11,384
Collectively evaluated for impairment	45,309	48,265
Lines of credit, total	30,455	34,278
Individually evaluated for impairment	3,039	5,735
Collectively evaluated for impairment	27,416	28,543
Commercial real estate, total	218,231	203,010
Individually evaluated for impairment	13,631	24,354
Collectively evaluated for impairment	204,600	178,656
Commercial non-real estate, total	6,212	5,599
Individually evaluated for impairment	1,869	32
Collectively evaluated for impairment	4,343	5,567
Home equity, total	37,626	41,309
Individually evaluated for impairment	3,515	2,340
Collectively evaluated for impairment	34,111	38,969
Consumer, total	758	897
Individually evaluated for impairment	56	24
Collectively evaluated for impairment	702	873
Total Loans	702,582	739,740
Individually evaluated for impairment	98,137	130,274
Collectively evaluated for impairment	604,445	609,466
Less
Loans in process	(12,091)	(18,014)
Allowance for loan losses	(23,180)	(25,938)
Deferred loan origination fees and costs, net	(2,086)	(2,485)
	$665,225	$693,303

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

For such loans that are classified as impaired, an allowance is established when the current market value of the underlying collateral, less its estimated disposal costs, is lower than the carrying value of that loan.  For loans that are not solely collateral dependent, an allowance is established when the present value of the expected future cash flows of the impaired loan is lower than the carrying value of that loan.  The general component relates to loans that are classified as doubtful, substandard or special mention that are not considered impaired, as well as non-classified loans. The general reserve is based on historical loss experience adjusted for qualitative factors. These qualitative factors include:

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

Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans, classified special mention, have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loans not classified are rated pass.

A loan is considered a troubled debt restructuring when for economic or legal reasons relating to the borrowers financial difficulties Bancorp grants a concession to the borrower that it would not otherwise consider.  Loan modifications made with terms consistent with current market conditions that the borrower could obtain in the open market are not considered troubled debt restructurings.

Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower,

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 – Loans Receivable - Continued

   including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 – Loans Receivable – Continued

While Bancorp does not specifically track the frequency with which it has pursued guarantor performance under a guarantee, its underwriting process, both at origination and upon extension, as applicable, includes an assessment of the guarantor's reputation, creditworthiness and ability to perform. Historically, when Bancorp has found it necessary to seek performance under a guarantee, it has been able to effectively mitigate its losses. When a loan becomes impaired, repayment is sought from both the underlying collateral and the guarantor (as applicable). In the event that the guarantor is unwilling or unable to perform, a legal remedy is pursued.

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

Bancorp recognized $26,000 and $707,000 of interest income and capitalized interest in its loan portfolio from interest reserves during the nine months ended September 30, 2012 and 2011, respectively.  None of the loans where interest reserves were recorded as capitalized interest were non-performing.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

 Note 10 - Loans Receivable - Continued

The following is a summary of the allowance for loan losses for the nine and three month periods ended September 30, 2012 (dollars in thousands):

	Total	Residential Mortgage	Acquisition and Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Nine months September 2012
Beginning Balance	$25,938	$12,303	$3,916	$2,405	$725	$4,157	$169	$2,257	$6
Provision	465	544	(1,656)	1,724	(503)	(465)	894	(88)	15
Charge-offs	(3,333)	(1,646)	(784)	(709)	-	(194)	-	-	-
Recoveries	110	-	-	-	-	-	110	-	-
Ending Balance	$23,180	$11,201	$1,476	$3,420	$222	$3,498	$1,173	$2,169	$21
Ending balance related to:
Loans individually evaluated for impairment	$11,730	$5,261	$1,020	$1,487	$177	$548	$1,103	$2,114	$20
Loans collectively evaluated for impairment	$11,450	$5,940	$456	$1,933	$45	$2,950	$70	$55	$1

Three months September 2012

Beginning Balance	$24,097	$11,662	$1,962	$4,536	$239	$3,344	$198	$2,134	$22
Provision	-	(259)	(164)	(723)	(17)	154	975	35	(1)
Charge-offs	(917)	(202)	(322)	(393)	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Ending Balance	$23,180	$11,201	$1,476	$3,420	$222	$3,498	$1,173	$2,169	$21

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following is a summary of the allowance for loan losses for the nine and three month periods ended September 30, 2011 (dollars in thousands):

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

Three months September 2011
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

All interest accrued, but not collected, for loans that are placed on non-accrual status or charged-off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Bancorp’s policy for recording payments received on non-accrual financing receivables is to record the payment towards principal and interest on a cash basis until such time as the loan is returned to accrual status.

The following table presents Bancorp’s non-performing assets as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012	Number of loans	December 31, 2011	Number of loans

Loans accounted for on a non-accrual basis:
Residential mortgage	$14,028	44	$8,912	25
Acquisition and development	1,004	3	10,997	11
Land	6,020	8	6,813	14
Lines of credit	2,306	5	2,019	4
Commercial real estate	4,430	8	2,140	5
Commercial non-real estate	140	3	5	1
Home equity	2,048	11	343	3
Consumer	46	3	203	4
Total non-accrual loans, excluding troubled debt restructures	$30,022	85	$31,432	67
Accruing loans greater than 90 days past due	$-		$-
Nonaccrual troubled debt restructures	$12,574	35	$19,351	38
Foreclosed real-estate	$13,801		$19,932
Total non-performing assets	$56,397		$70,715
Accruing troubled debt restructures	$51,230	106	$40,424	77
Total non-accrual loans to net loans	6.4%		7.3%
Allowance for loan losses	$23,180		$25,938
Allowance to total loans	3.4%		3.6%
Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	54.4%		51.1%
Total non-accrual and accruing loans greater than
90 days past due to total assets	4.9%		5.6%
Total non-performing assets to total assets	6.5%		7.9%

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize impaired loans at September 30, 2012 and December 31, 2011 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2012
Residential mortgage	$23,221	$5,261	$28,248	$51,469	$53,233
Acquisition and development	3,683	1,020	11,321	15,004	15,004
Land	3,031	1,487	6,523	9,554	11,226
Lines of credit	445	177	2,594	3,039	3,039
Commercial real estate	3,638	548	9,993	13,631	13,631
Commercial non-real estate	1,869	1,103	-	1,869	1,869
Home equity	2,666	2,114	849	3,515	3,515
Consumer	20	20	36	56	56
Total impaired loans	$38,573	$11,730	$59,564	$98,137	$101,573

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2011
Residential mortgage	$26,736	$5,509	$24,271	$51,007	$51,704
Acquisition and development	18,023	2,624	17,375	35,398	36,261
Land	2,850	1,365	8,534	11,384	12,819
Lines of credit	1,548	510	4,187	5,735	5,735
Commercial real estate	4,694	960	19,660	24,354	24,354
Commercial non-real estate	28	28	4	32	32
Home equity	2,170	1,998	170	2,340	2,340
Consumer	-	-	24	24	24
Total impaired loans	$56,049	$12,994	$74,225	$130,274	$133,269

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize average impaired loans for the nine and three month periods ended September 30, 2012 and 2011 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Nine months September 30, 2012
Residential mortgage	$23,294	$638	$28,355	$810	$51,649	$1,448
Acquisition and development	4,309	72	12,310	441	16,619	513
Land	3,043	100	6,659	121	9,702	221
Lines of credit	441	6	2,951	48	3,392	54
Commercial real estate	3,653	120	9,654	333	13,307	453
Commercial non-real estate	1,870	67	-	-	1,870	67
Home equity	2,666	55	850	13	3,516	68
Consumer	20	-	36	-	56	-
Total impaired loans	$39,296	$1,058	$60,815	$1,766	$100,111	$2,824

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Three months September 30, 2012
Residential mortgage	$23,233	$170	$28,270	$243	$51,503	$413
Acquisition and development	4,191	20	11,690	143	15,881	163
Land	3,033	28	6,716	33	9,749	61
Lines of credit	445	1	2,951	12	3,396	13
Commercial real estate	3,641	32	9,607	119	13,248	151
Commercial non-real estate	1,869	23	-	-	1,869	23
Home equity	2,666	21	850	2	3,516	23
Consumer	20	-	36	-	56	-
Total impaired loans	$39,098	$295	$60,120	$552	$99,218	$847

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Nine months September 30, 2011
Residential mortgage	$31,215	$723	$17,996	$587	$49,211	$1,310
Acquisition and development	22,014	674	9,126	216	31,140	890
Land	3,637	141	5,415	94	9,052	235
Lines of credit	604	23	2,597	43	3,201	66
Commercial real estate	4,318	152	15,576	712	19,894	864
Commercial non-real estate	177	-	311	16	488	16
Home equity	888	17	199	4	1,087	21
Consumer	826	-	98	-	924	-
Total impaired loans	$63,679	$1,730	$51,318	$1,672	$114,997	$3,402

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Three months September 30, 2011
Residential mortgage	$31,094	$159	$17,810	$178	$48,904	$337
Acquisition and development	21,560	179	8,986	68	30,546	247
Land	3,627	36	5,414	17	9,041	53
Lines of credit	604	5	2,597	15	3,201	20
Commercial real estate	4,301	45	15,503	225	19,804	270
Commercial non-real estate	177	-	311	-	488	-
Home equity	888	4	199	1	1,087	5
Consumer	826	-	98	-	924	-
Total impaired loans	$63,077	$428	$50,918	$504	$113,995	$932

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Changes in impaired loans during the three and nine months ended September 30, 2012 were as follows (dollars in thousands):

	For the three months ended September 30, 2012	For the nine months ended September 30, 2012

Impaired loans at beginning of period	$90,828	$130,274
Added to impaired loans	12,155	22,720
Gross loans transferred to foreclosed real estate	(2,872)	(13,642)
Transferred out of impaired loans	(1,974)	(41,215)
Impaired loans at September 30, 2012	$98,137	$98,137

Bancorp recognized $847,000 and $2,824,000 of interest income on impaired loans using a cash-basis method of accounting for the three and nine months ended September 30, 2012. Bancorp did not record any interest income attributable to the change in present value attributable to the passage of time.  Bancorp deems its loans to be collateral based, and therefore, assesses impairment based on the net value of the underlying collateral.

Management reviews the status of impaired loans on an ongoing basis.  During the quarter ended September 30, 2012, through discussions with our regulators, management determined that approximately $40.4 million of loans no longer met the definition of impaired loans under ASC 310-10-35.  As such, those identified loans have been removed from impaired status.

Included in the above impaired loans amount at September 30, 2012 was $55,541,000 of loans that are not in non-accrual status. In addition, there was a total of $51,469,000 of residential real estate loans included in impaired loans at September 30, 2012, of which $40,429,000 were to consumers and $11,040,000 to builders. The collateral supporting impaired loans is individually reviewed by management to determine its estimated fair market value, less estimated disposal cost and a specific allowance is established, if necessary, for the difference between the carrying amount of any loan and the estimated fair value of the collateral less estimated disposal cost.

Of the impaired loans, $38,573,000 and $56,049,000 had a specific valuation allowance of $11,730,000 and $12,994,000 at September 30, 2012 and December 31, 2011, respectively. Impaired loans averaged $99,218,000 and $100,111,000 for the three and nine months ended September 30, 2012.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total

September 30, 2012
Residential mortgage	$234,694	$11,070	$33,145	$254	$279,163
Acquisition and development	43,907	9,717	21,650	-	75,274
Land	40,525	6,240	8,098	-	54,863
Lines of credit	23,906	1,708	4,841	-	30,455
Commercial real estate	197,411	6,580	14,136	104	218,231
Commercial non-real estate	4,311	-	1,875	26	6,212
Home equity	33,557	681	3,388	-	37,626
Consumer	703	-	12	43	758
Total loans	$579,014	$35,996	$87,145	$427	$702,582

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2011
Residential mortgage	$259,359	$8,624	$27,689	$204	$295,876
Acquisition and development	62,054	6,521	30,547	-	99,122
Land	44,443	4,909	10,297	-	59,649
Lines of credit	27,067	1,708	5,503	-	34,278
Commercial real estate	180,635	10,702	11,673	-	203,010
Commercial non-real estate	5,567	-	4	28	5,599
Home equity	38,456	712	2,141	-	41,309
Consumer	874	-	23	-	897
Total loans	$618,455	$33,176	$87,877	$232	$739,740

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
September 30, 2012
Residential mortgage	$240,041	$12,322	$7,641	$-	$19,963	$19,159	$279,163
Acquisition and development	70,618	1,262	-	-	1,262	3,394	75,274
Land	45,293	2,189	-	-	2,189	7,381	54,863
Lines of credit	27,628	249	-	-	249	2,578	30,455
Commercial real estate	207,219	2,406	855	-	3,261	7,751	218,231
Commercial non-real estate	6,068	4	-	-	4	140	6,212
Home equity	34,987	371	120	-	491	2,148	37,626
Consumer	713	-	-	-	-	45	758
Total loans	$632,567	$18,803	$8,616	$-	$27,419	$42,596	$702,582

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
December 31, 2011
Residential mortgage	$261,005	$9,696	$4,725	$-	$14,421	$20,450	$295,876
Acquisition and development	87,369	369	-	-	369	11,384	99,122
Land	49,163	1,517	225	-	1,742	8,744	59,649
Lines of credit	31,889	-	38	-	38	2,351	34,278
Commercial real estate	192,886	2,535	286	-	2,821	7,303	203,010
Commercial non-real estate	5,584	10	-	-	10	5	5,599
Home equity	40,021	945	-	-	945	343	41,309
Consumer	694	-	-	-	-	203	897
Total loans	$668,611	$15,072	$5,274	$-	$20,346	$50,783	$739,740

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Bancorp offers a variety of modifications to borrowers.  The modification categories offered can generally be described in the following categories:

•	Rate Modification – A modification in which the interest rate is changed.
•	Term Modification – A modification in which the maturity date, timing of payments or frequency of payments is changed.
•	Interest Only Modification – A modification in which the loan is converted to interest only payments for a period of time.
•	Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification above.
•	Combination Modification – Any other type of modification, including the use of multiple categories above.

The following tables summarize troubled debt restructurings at September 30, 2012 and December 31, 2011 (dollars in thousands):

September 30, 2012	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Residential mortgage	79	$31,884	$29,877
Acquisition and development	8	13,214	11,595
Land	16	5,929	5,215
Lines of credit	4	593	593
Commercial real estate	12	15,359	8,696
Commercial non-real estate	-	-	-
Home equity	1	100	100
Consumer	-	-	-
Total loans	120	$67,079	$56,076

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Residential mortgage	17	$5,447	$5,316
Acquisition and development	1	1,830	1,830
Land	2	455	442
Lines of credit	1	140	140
Commercial real estate	-	-	-
Commercial non-real estate	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Total loans	21	$7,872	$7,728

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

Bancorp has not purchased, sold or reclassified any loans to held for sale during the periods discussed.  Only loans originated specifically for sale are recorded as held for sale at the period ended September 30, 2012 and December 31, 2011.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables present newly restructured loans that occurred during the nine and three months ended September 30, 2012 (dollars in thousands):

	Nine months ended September 30, 2012
	Term Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts
Pre-Modification Outstanding Recorded Investment:

Residential mortgage	$659	3	$6,347	17	$7,006	20
Acquisition and development	-	-	-	-	-	-
Land	176	1	816	4	992	5
Lines of credit	-	-	-	-	-	-
Commercial real estate	704	3	13,074	3	13,778	6
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$1,539	7	$20,237	24	$21,776	31

Post-Modification Outstanding Recorded Investment:

Residential mortgage	$657	3	$6,215	17	$6,872	20
Acquisition and development	-	-	-	-	-	-
Land	176	1	809	4	985	5
Lines of credit	-	-	-	-	-	-
Commercial real estate	689	3	6,530	3	7,219	6
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$1,522	7	$13,554	24	$15,076	31

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

	Three months ended September 30, 2012
	Term Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts
Pre-Modification Outstanding Recorded Investment:

Residential mortgage	$-	-	$258	2	$258	2
Acquisition and development	-	-	-	-	-	-
Land	-	-	282	1	282	1
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	13,074	3	13,074	3
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$-	-	$13,614	6	$13,614	6

Post-Modification Outstanding Recorded Investment:

Residential mortgage	$-	-	$258	2	$258	2
Acquisition and development	-	-	-	-	-	-
Land	-	-	282	1	282	1
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	6,530	3	6,530	3
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$-	-	$7,070	6	$7,070	6

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Interest on TDRs was accounted for under the following methods as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	Number of Contracts	Accrual Status	Number of Contracts	Non-Accrual Status	Total Number of Contracts	Total Modifications
September 30, 2012
Residential mortgage	79	$30,062	17	$5,131	96	$35,193
Acquisition and development	5	11,035	4	2,390	9	13,425
Land	12	4,296	6	1,361	18	5,657
Lines of credit	3	462	2	272	5	734
Commercial real estate	7	5,375	5	3,320	12	8,695
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	1	100	1	100
Consumer	-	-	-	-	-	-
Total loans	106	$51,230	35	$12,574	141	$63,804
December 31, 2011
Residential mortgage	57	$22,820	25	$11,537	82	$34,357
Acquisition and development	8	11,962	1	388	9	12,350
Land	6	2,333	6	1,931	12	4,264
Lines of credit	1	140	2	332	3	472
Commercial real estate	5	3,169	4	5,163	9	8,332
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	77	$40,424	38	$19,351	115	$59,775

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

Bancorp performs A note/B note workout structures as a subset of Bancorp’s troubled debt restructuring strategy.  The amount of loans restructured using this structure was $2,038,000 at September 30, 2012 and $1,505,000 at December 31, 2011.

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

If the loan was on accrual prior to the troubled debt restructuring being documented with the loan legally divided into an A note fully supporting accrual status and the remainder charged off, the A note may remain on accrual status.  If the restructured loan was on nonaccrual status at the time, the A note may be returned to accrual status and risk rated accordingly, after a six month payment performance under the troubled debt restructuring terms.

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

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	September 30, 2012	December 31, 2011
Standby letters of credit	$16,365	$15,319
Home equity lines of credit	14,026	14,623
Unadvanced construction commitments	11,946	18,014
Mortgage loan commitments	7,909	1,059
Lines of credit	32,689	31,525
Loans sold with limited repurchase
provisions	31,358	17,558

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2012 and December 31, 2011 for guarantees under standby letters of credit issued is not material.

Home equity lines of credit are loan commitments to individuals as long as there is no violation of any condition established in the contract. Commitments under home equity lines expire ten years after the date the loan closes and are secured by real estate. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

Unadvanced construction commitments are loan commitments made to borrowers for both residential and commercial projects that are either in process or are expected to begin construction shortly. Mortgage loan commitments not reflected in the accompanying statements of financial condition at September 30, 2012 included $7,359,000 at a fixed range of 2.75% to 4.125% and $550,000 at floating rates and at December 31, 2011 included $1,059,000 at a fixed interest rate range of 3.25% to 5.50% and none at floating interest rates.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. The loans sold under these agreements for the nine months ended September 30, 2012 and year ended December 31, 2011 were $61,557,000 and $43,403,000, respectively. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within the terms specified by the agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount was recognized in the consolidated statement of financial condition at September 30, 2012 and December 31, 2011 as a liability for credit loss related to these loans.

    SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Bancorp has not purchased, sold or reclassified any loans from loans receivable to loans held for sale during the periods discussed.  Only loans, designated specifically for sale are recorded as held for sale at the period ended September 30, 2012 and December 31, 2011.

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

The following information should not be interpreted as an estimate of the fair value of Bancorp since a fair value calculation is only provided for a limited portion of Bancorp’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Bancorp’s financial instruments at September 30, 2012 and December 31, 2011.

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

Impaired loans are those for which Bancorp has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $38,573,000 and $56,049,000 at September 30, 2012 and December 31, 2011, respectively, less their valuation allowances of $11,730,000 and $12,994,000 at September 30, 2012 and December 31, 2011, respectively.

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

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of September 30, 2012:

		September 30, 2012 Fair Value Measurement Using:
	September 30, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$26,843	$-	$-	$26,843
Foreclosed real estate	13,801	-	-	13,801
Total nonrecurring fair value measurements	$40,644	$-	$-	$40,644

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

Bancorp did not have any financial assets or liabilities that were required to be measured on a recurring basis at September 30, 2012 or December 31, 2011.  There were no liabilities that were required to be re-measured on a nonrecurring basis at September 30, 2012 or December 31, 2011.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation T echniques	Unobservable Input	Range (Weighted Average)
September 30, 2012
Impaired loans	$26,843	Appraisal of collateral (1)	Liquidation expenses (2)	-6.00%

Foreclosed real estate	$13,801	Appraisal of collateral (1),(3)	Appraisal adjustments (2)	-5.00% to -56.00% (-20.76%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments – Continued

The following table summarizes the roll forward of level 3 assets for the nine months ended September 30, 2012 and September 30, 2011 (dollars in thousands):

	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2011	$43,055	$19,932
Transfer to foreclosed real estate	(5,310)	10,938
Additions	12,965	243
Decrease (increase) in additional reserves	1,264	(2,819)
Paid off/sold	(25,131)	(14,493)
Balance at September 30, 2012	$26,843	$13,801

	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2010	$52,930	$20,955
Transfer to foreclosed real estate	(11,551)	13,603
Additions	28,977	504
Increase in additional reserves	(2)	(3,151)
Paid off/sold	(21,848)	(12,753)
Balance at September 30, 2011	$48,506	$19,158

The $1,264,000 decrease in additional reserves recorded against impaired loans was included in the provision for loan losses on the statement of operations for the nine months ended September 30, 2012.  The $2,819,000 of additional reserves recorded against foreclosed real estate was included in non-interest expenses on the statement of operations for the nine months ended September 30, 2012.  Included in the $10,938,000 of loans transferred to foreclosed real estate were six loans totaling $4,095,000 that did not require a specific reserve at the date of transfer from loans to foreclosed assets.

The $2,000 in additional allowances recorded against impaired loans was included in the provision for loan losses on the statement of operations for the nine months ended September 30, 2011.  The $3,151,000 of additional reserves recorded against foreclosed real estate was included in non-interest expenses on the statement of operations for the nine months ended September 30, 2011.  Included in the $13,603,000 of loans transferred to foreclosed real estate were eleven loans totaling $4,237,000 that did not require a specific reserve at the date of transfer from loans to foreclosed assets.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments – Continued

The estimated fair values of Bancorp's financial instruments as of September 30, 2012 and December 31, 2011 were as follows:
			Fair Value Measurement at September 30, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)

Financial Assets
Cash and cash equivalents	$88,336	$88,336	$88,336	$-	$-
Investment securities (HTM)	36,240	37,790	-	37,790	-
Loans held for sale	6,794	6,794	-	6,794	-
Loans receivable, net	665,225	725,209	-	-	725,209
FHLB stock	6,520	6,520	-	6,520	-
Accrued interest receivable	2,926	2,926	2,926	-	-

Financial Liabilities
Deposits	$609,772	$612,103	279,800	332,303	-
FHLB advances	115,000	102,448	-	102,448	-
Subordinated debentures	24,119	24,119	-	24,119	-
Accrued interest payable	707	707	707	-	-

Off Balance Sheet Commitments	$-	$-	$-	$-	$-

	December 31, 2011
	Carrying Amount	Fair Value
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$87,390	$87,390
Investment securities (HTM)	40,357	41,724
Loans held for sale	4,128	4,128
Loans receivable, net	693,303	743,668
FHLB stock	6,943	6,943
Accrued interest receivable	3,420	3,420

Financial Liabilities
Deposits	$652,757	$656,854
FHLB advances	115,000	102,260
Subordinated debentures	24,119	24,119
Accrued interest payable	699	699

Off Balance Sheet Commitments	$-	$-

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

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at September 30, 2012 and December 31, 2011.

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

Note 12 - Recent Accounting Pronouncements

There were no new accounting pronouncements affecting Bancorp during the period that were not already incorporated into the disclosures

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

Bancorp experienced net income for the three months ended September 30, 2012, in part due to management’s decision to not add to the loan loss reserves during the third quarter.  While non-performing assets continued to decrease, and loan delinquencies improved, management elected not to add additional reserves.  Bancorp continues to experience challenges it and many other financial institutions face as a result of the weak economic recovery.  Some of those challenges, including increased loan delinquencies and a decrease in loan demand have improved from 2008 and 2009, but others, such as declines in the real estate values and financial stress on borrowers as a result of the recession continue.  The interest rate spread between Bancorp’s cost of funds and what it earns on loans has remained relatively constant from 2010 and 2011 levels.

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

Results of Operations

Net income increased by $7,000 to net income of $558,000 for the third quarter of 2012, compared to a net income of $551,000 for the third quarter of 2011.  Basic and diluted earnings per share were $.02 for the third quarter of 2012 compared to $0.01 for the third quarter of 2011. The increase in net income and basic and diluted earnings per share over last year was primarily the result of management’s decision to add approximately $850,000 to the loan loss reserve during the third quarter of 2011, while no loan loss reserve provision was added during the third quarter of 2012.  Net income increased by $1,975,000 to net income of $2,127,000 for the nine months ended September 30, 2012, compared to a net income of $152,000 for the nine months ended September 30, 2011.  Basic and diluted earnings (loss) per share increased by $.21, to $.10 for the nine months ended September 30, 2012 compared to $(.11) for the nine months ended September 30, 2011. The increase in net income and basic and diluted earnings per share over last year was primarily the result of management’s decision to add approximately $4,471,000 to the loan loss reserve during the nine months ended September 30, 2011 compared to $465,000 in loan loss reserve provision added during the nine months ended September 30, 2012.

Net interest income, which is interest earned net of interest expense, decreased by $1,058,000, or 14.8%, to $6,077,000 for the third quarter of 2012, compared to $7,135,000 for the third quarter of 2011. The primary reason for the decrease in net interest income was a decrease in Bancorp’s loan portfolio and a decrease in yield on the loan portfolio, partially offset by a lower cost of funds. Net interest income decreased $2,285,000, or 10.4%, to $19,730,000 for the nine months ended September 30, 2012, compared to $22,015,000 for the nine months ended September 30, 2011. The primary reason for the decrease in net interest income was a decrease in Bancorp’s loan portfolio and a decrease in yield on the loan portfolio, partially offset by a lower cost of funds.

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

The provision for loan losses decreased by $850,000, or 100.0%, to zero for the third quarter of 2012, compared to $850,000 for the third quarter of 2011.  This decrease was a result of management’s decision not to add to the provision for loan losses during the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011. The provision for loan losses decreased by $4,006,000, or 89.6%, to $465,000 for the nine months ended September 30, 2012, compared to $4,471,000 for the same period in 2011. Bancorp’s total loan portfolio has decreased from 2011.

Total other income increased by $411,000, or 65.4%, to $1,039,000 for the third quarter of 2012, compared to $628,000 for the third quarter of 2011. The primary reason for the increase in other income was an increase in mortgage banking activities. Total other income increased by $1,128,000, or 68.9%, to $2,765,000 for the nine months ended September 30, 2012, compared to $1,637,000 for the same period in 2011. Real estate commissions decreased $59,000, or 31.6%, to $128,000 for the third quarter of 2012, compared to $187,000 for the third quarter of 2011.  This decrease was due to lower sales and leasing activity in the third quarter of 2012 compared to the comparable quarter in 2011. Real estate commissions increased $67,000, or 15.9%, to $488,000 for the nine months ended September 30, 2012, compared to $421,000 for the same period in 2011.  Real estate management fees decreased $21,000, or 12.5%, to $147,000 for the third quarter of 2012, compared to $168,000 for the third quarter of 2011.  Real estate management fees decreased $2,000, or 0.4%, to $467,000 for the nine months ended September 30, 2012, compared to $469,000 for the same period in 2011. Mortgage banking activities increased $403,000, or 341.5%, to $521,000 for the third quarter of 2012, compared to $118,000 for the third quarter of 2011. This increase was due to an increase of loans sold on the secondary market, primarily from the E-Home finance department, in the third quarter of 2012 compared to the third quarter of 2011.    Mortgage banking activities increased by $932,000, or 310.7%, to $1,232,000 for the nine months ended September 30, 2012, compared to $300,000 for the same period in 2011.

Total non-interest expenses increased $193,000, or 3.2%, to $6,152,000 for the third quarter of 2012, compared to $5,959,000 for the third quarter of 2011.  Total non-interest expenses decreased $470,000, or 2.5%, to $18,369,000 for the nine months ended September 30, 2012, compared to $18,839,000 for the same period in 2011. Compensation and related expenses increased by $320,000, or 12.6%, to $2,863,000 for the third quarter of 2012, compared to $2,543,000 for the third quarter of 2011. Compensation and related expenses increased by $1,185,000, or 15.5%, to $8,853,000 for the nine months ended September 30, 2012, compared to $7,668,000 for the same period in 2011. This increase was primarily because of vacated and additional positions being filled by newly hired employees during the first nine months of 2012. Net occupancy costs decreased by $127,000, or 40.2%, to $189,000 for the third quarter of 2012, compared to $316,000 for the third quarter of 2011.  Net occupancy costs decreased by $339,000, or 38.9%, to $533,000 for the nine months ended September 30, 2012, compared to $872,000 for the same period in 2011. This decrease was the result of increased rents collected on previously unoccupied space which helped offset occupancy costs. Foreclosed real estate expenses, net decreased by $347,000, or 27.9%, to $895,000 for the third quarter of 2012, compared to $1,242,000 for the third quarter of 2011.  Foreclosed real estate expenses, net decreased by $1,883,000, or 40.3%, to $2,793,000 for the nine months ended September 30, 2012, compared to $4,676,000 for the same period in 2011. These differences were the result of lower write downs and higher foreclosed real estate sale gains during the nine months of 2012. Legal fees decreased by $78,000, or 32.6%, to $161,000 for the third quarter of 2012, compared to $239,000 for the third quarter of 2011.  Legal fees decreased $165,000, or 24.4%, to $511,000 for the nine months ended September 30, 2012, compared to $676,000 for the same period in 2011. These decreases were the result of Bancorp’s ability during 2012 to utilize employees for certain services previously provided by outside legal firms. FDIC assessments and regulatory expense increased by $153,000, or 27.7% to $706,000 for the third quarter of 2012, compared to $553,000 for the third quarter of 2011. FDIC assessments and regulatory expense decreased by $69,000, or 4.1% to $1,626,000 for the nine months ended September 30, 2012, compared to $1,695,000 for the same period in 2011.  Other non-interest expenses increased by $272,000, or 25.5%, to $1,338,000 for the third quarter of 2012 compared to $1,066,000 for the third quarter of 2011. Other non-interest expenses increased by $801,000, or 24.6%, to $4,053,000 for the nine months ended September 30, 2012 compared to $3,252,000 for the same period in 2011.

Income Taxes

Income tax expense increased by $3,000 to an income tax provision of $406,000 for the third quarter of 2012 compared to an income tax provision of $403,000 for the third quarter of 2011.  The increase was consistent with the increase in pretax income compared to pretax income for the third quarter of 2011. The effective tax rate for the third quarter of 2011 was 42.1% compared to 42.2% for the third quarter of 2011. Income tax expense increased by $1,344,000 to an income tax provision of $1,534,000 for the nine months ended September 30, 2012 compared to an income tax provision of $190,000 for the same period in 2011. The effective tax rate for the nine months ended September 30, 2012 was 41.9% compared to 55.6% for the same period in 2011.  The change in the effective tax rates was primarily due to a valuation allowance placed on a portion of the deferred tax asset resulting from current state operating loss carryforwards.

Analysis of Financial Condition

Total assets decreased $38,862,000 to $861,766,000 at September 30, 2012, compared to $900,628,000 at December 31, 2011.  Cash and cash equivalents increased by $946,000, or 1.1%, to $88,336,000 at September 30, 2012, compared to $87,390,000 at December 31, 2011.  This increase was primarily in cash and due from bank balances. The loan portfolio decreased, as net loans receivable decreased $28,078,000, or 4.0%, to $665,225,000 at September 30, 2012, compared to $693,303,000 at December 31, 2011.  This decrease was the result of the continued general slowdown in loan demand during the first nine months of 2012 and the transfer of $10,938,000 of net loans to foreclosed real estate.  Loans held for sale increased $2,666,000, or 64.6%, to $6,794,000 at September 30, 2012, compared to $4,128,000 at December 31, 2011.  This increase was primarily due to the timing of loans pending sale as of September 30, 2012.  Foreclosed real estate decreased $6,131,000, or 30.8%, to $13,801,000 at September 30, 2012 compared to $19,932,000 at December 31, 2011. This decrease was the result of an increase in foreclosed property sales during the first nine months of 2012 compared to the first nine months of 2011.  Total deposits decreased $42,985,000, or 6.6%, to $609,772,000 at September 30, 2012 compared to $652,757,000 at December 31, 2011.  These changes were primarily the result of Bancorp’s continued monitoring of the deposit portfolio and allowing higher rate deposits to leave.  Long-term borrowings remained at $115,000,000 at September 30, 2012 and December 31, 2011.  These borrowings do not mature until 2016 or later and would incur prepayment penalties if paid earlier.

Stockholders’ Equity

Total stockholders’ equity increased $1,212,000 to $107,142,000 at September 30, 2012 compared to $105,930,000 as of December 31, 2011.  This increase was primarily a result of the decrease in dividends paid to Bancorp’s preferred stockholders and net income for the first nine months of 2012.

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

Management believes Bancorp has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $203,538,000 at September 30, 2012. Based on past experience, management believes that a significant portion of such deposits will remain with Bancorp. At September 30, 2012, Bancorp had commitments to originate mortgage loans of $7,909,000, unadvanced home equity lines of credit of $14,026,000, unadvanced construction commitments of $11,946,000, unused lines of credit of $32,389,000 and commitments under standby letters of credit of $16,365,000.  Bancorp has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise.  As of September 30, 2012, outstanding FHLB Atlanta borrowings totaled $115,000,000, and Bancorp had available to it an additional $63,290,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities decreased $19,000 to $8,283,000 for the nine months ended September 30, 2012, compared to $8,302,000 for the same period in 2011. This decrease was primarily the result of a net decrease in loans originated and sold in 2012 and a decrease in accrued interest receivable and other assets, partially offset by a gain on loans sold and net income generated in the current period.  Net cash provided by investing activities decreased $13,082,000 to $36,595,000 for the nine months ended September 30, 2012, compared to $49,677,000 provided by investing activities for the same period in 2011. This decrease was primarily due to a decrease in loans in 2012 compared to the same period in 2011. Net cash used in financing activities was $43,932,000 for the nine months ended September 30, 2012, compared to $37,146,000 for the same period in 2011.  This decrease was primarily due to a larger decrease in deposits in 2012 compared to the same period in 2011.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of twenty percent of its total assets, with the FHLB Atlanta.  As of September 30, 2012, the total available line of credit with the FHLB Atlanta was approximately $178,290,000, of which $115,000,000 was outstanding in the form of long-tem borrowings.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.

During the third quarter 2012, the Bank restructured a portion of its FHLB Atlanta borrowings by repaying $65 million of existing advances and replacing them with $65 million of lower cost advances.  The transaction resulted in $5.3 million in prepayment penalties that were deferred and will be recognized in interest expense through yield adjustments on the new borrowings in future periods.  The existing borrowings had an average cost of 3.87%.  The new borrowings had an average cost of 2.72% including the deferred adjustment.  The relevant accounting treatment for this transaction was provided in ASC 470-50.  This transaction was executed as an earnings strategy.

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of September 30, 2012 (dollars in thousands):

Principal Amount	Rate	Maturity
$-	-%	2012
-	-%	2013
-	-%	2014
-	-%	2015
15,000	1.81% to 1.83%	2016
100,000	2.43% to 4.05%	Thereafter
$115,000

Subordinated Debentures

As of September 30, 2012, Bancorp had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association, as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (0.45510% as of September 30, 2012) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

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

The aggregate principal amount of Subordinated Notes outstanding at September 30, 2012 was $3,500,000.  The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Debt issuance costs totaled $245,000 and are being amortized over 10 years.

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

The Bancorp has deferred two dividend payments on the Series B Preferred Stock held by the U.S. Treasury.  On September 30, 2012, the cumulative amount of dividends in arrears not declared, including interest on unpaid dividends at 5% per annum was $588,000.

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

Average Balance Sheet

The following table presents Bancorp’s distribution of the average consolidated balance sheets and net interest analysis for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$696,410	$28,957	5.54%	$763,287	$33,340	5.82%
Held to maturity securities (2)	38,341	511	1.78%	36,257	442	1.63%
Other interest-earning assets (3)	72,437	177	0.33%	61,832	161	0.35%

Total interest-earning assets	807,188	29,645	4.90%	861,376	33,943	5.25%

Non-interest earning assets	82,309			86,665

Total assets	$889,497			$948,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$274,904	886	0.43%	$288,766	1,767	0.82%
Certificates of deposit	364,404	5,182	1.90%	410,002	6,286	2.04%
Borrowings	139,119	3,847	3.69%	139,119	3,875	3.71%

Total interest-bearing liabilities	778,427	9,915	1.70%	837,887	11,928	1.90%

Non-interest bearing liabilities	5,008			4,203

Stockholders' equity	106,062			105,951

Total liabilities and stockholders’ equity	$889,497			$948,041

Net interest income and interest rate spread		$19,730	3.20%		$22,015	3.35%

Net interest margin			3.26%			3.41%

Average interest-earning assets to average interest-bearing liabilities			103.69%			102.80%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	Bancorp does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 12 to the unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2011, as reported in Bancorp’s Form 10-K filed with the SEC on March 15, 2012.

Item 4. Controls and Procedures

Under the supervision and with the participation of Bancorp’s management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012.  Based upon this evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, Bancorp’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by Bancorp in its reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in Bancorp's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, Bancorp's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As noted above, Bancorp and the Bank entered into supervisory agreements with the regulators that require, among other things, that Bancorp and Bank obtain prior regulatory approval before paying any dividends or distribution.  During the third quarter of 2012, Bancorp did not receive approval from the Federal Reserve Bank of Richmond to pay dividends on the Series B Preferred Stock in the amount of $293,000 due on August 15, 2012 and Series A Preferred Stock in the amount of $70,000 due on September 30, 2012.  On September 30, 2012, Bancorp has unpaid cumulative dividends and interest in arrears on the Series B Preferred Stock of $588,000.

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

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of September 30, 2012 and for the three and nine months ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

November 9, 2012	Alan J. Hyatt___________________________
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2012	Stephen W. Lilly ______________________
Stephen W. Lilly, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of September 30, 2012 and for the nine months ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.