Form 10-K
period 2012-12-31
SEVERN BANCORP INC
filed 2013-03-15
CIK 868271

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

        Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐ (Do not
                            Smaller reporitng company ☑      check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).  Yes ☐ No ☑

  The aggregate market value of the 6,214,021 shares of common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2012 of $3.12 per share was $19,387,746.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 1, 2013, there were issued and outstanding 10,066,679 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year-ended December 31, 2012, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

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

  iii

EXPLANATORY NOTE REGARDING RESTATEMENT

As previously disclosed in our Current Report on Form 8-K dated February 14, 2013, Bancorp’s Board of Directors, upon recommendation of the Audit Committee of the Board of Directors and in consultation with Bancorp’s management, concluded that Bancorp’s previously filed audited consolidated financial statements for fiscal years 2010 and 2011 contained in Bancorp’s Annual Reports on Form 10-K for those years, and unaudited interim consolidated financial statements contained in Bancorp’s Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2010, 2011 and 2012, June 30, 2010, 2011 and 2012, and September 30, 2010, 2011 and 2012 (collectively the “Restated Periods”) require restatement to correct the method used to amortize a three year prepayment made in 2009 for Bancorp’s FDIC risk-based insurance assessment, and, therefore, should no longer be relied upon.  In 2009, Bancorp paid an estimated FDIC insurance assessment in advance for fiscal years 2010, 2011 and 2012 based on the level of net assets as of June 30, 2009, and began expensing the prepayment evenly over the three year period covered by the prepayment.  During the course of preparation of the 2012 year-end financial statements and audit, management determined that this method of amortization was incorrect and that Bancorp should have amortized the prepayment based on the actual reduced level of net assets over that period.

All applicable amounts relating to this restatement have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financial statements in this 2012 Form 10-K.  For discussion of the restatement adjustments, see Item 8. Financial Statements and Supplementary Data – Note 2 – Restatement of Consolidated Financial Statements and Note 19 – Quarterly Financial Data (Unaudited).  Additionally, see Item 6. Selected Financial Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As a result of the error detected above, Bancorp is reporting that it had a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  For a discussion of Bancorp’s controls and procedures, the material weakness identified and actions to remediate such weakness, see Item 9A. Controls and Procedures.

We believe that presenting all of this information regarding the Restated Periods in this Annual Report allows investors to review all pertinent data in a single presentation.  We have not filed amendments to (i) our Quarterly Reports on Form 10-Q for the first three quarterly periods in the years ended December 31, 2012, 2011 and 2010, or (ii) our Annual Reports on Form 10-K for the years ended December 31, 2011 and 2010 (collectively, the “Affected Reports”).  Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Annual Report on Form 10-K, and not on the Affected Reports or any reports, earnings releases or similar communications relating to those periods.

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

As of December 31, 2012, Bancorp had total assets of $852,118,000, total deposits of $599,394,000, and total stockholders’ equity of $108,996,000. Net income of Bancorp for the year ended December 31, 2012 was $3,728,000.  For more information, see “Item 6. Selected Financial Data.”

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

The operations of thrift institutions, including those of the Bank, are significantly affected by general economic conditions and by related monetary and fiscal policies of the federal government and regulations and policies of financial institution regulatory authorities, including the Federal Reserve and the OCC into which the former OTS was merged.  Lending activities are influenced by a number of factors including the demand for housing, conditions in the construction industry, and availability of funds.  Sources of funds for lending activities include savings deposits, loan principal payments, proceeds from sales of loans, borrowings from the FHLB-Atlanta and other sources.  Savings flows at thrift institutions such as the Bank are influenced by a number of factors including interest rates on competing investments and levels of personal income.

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

For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Bancorp’s interest income and expense during the fiscal years ended December 31, 2012 and 2011, refer to Item 6, “Selected Financial Data - Rate Volume Table”.

Market Area

The Bank’s market area is primarily Anne Arundel County, Maryland and nearby areas, due to its four branch locations, all located in Anne Arundel County.

The Bank continues to expand its business relationship banking department by focusing on the needs of the business community in Anne Arundel County, Maryland.  In addition, the Bank increased its offerings to businesses and consumers, including additional commercial lending products, business internet banking, and an expanded line of consumer deposit products.  The Bank has traditionally focused its lending activities on first mortgage loans secured by real estate for the purpose of purchasing, refinancing, developing and constructing one-to-four family residences and commercial properties in and near Anne Arundel County, Maryland. While first mortgage lending has slowed due to the economic recession, the Bank continues to be a leading mortgage lender in its market area in 2012.  The Bank participates in the secondary market and sells loans it originates either with mortgage servicing rights released or retained.

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

Loan Portfolio Composition

The following table sets forth the composition of Bancorp’s loan portfolios by type of loan at the dates indicated.  The table includes a reconciliation of total net loans receivable, including loans held for sale, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowances for losses on loans as of December 31:

	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Residential mortgage	$269,405	38.60%	$295,876	39.78%	$326,255	38.87%	$343,931	37.97%	$355,909	36.55%
Construction and land acquisition and
development	71,523	10.25%	99,122	13.32%	144,098	17.17%	198,933	21.96%	242,359	24.89%
Land	50,900	7.29%	59,649	8.02%	63,155	7.52%	71,772	7.92%	82,642	8.49%
Lines of credit	31,428	4.50%	34,278	4.61%	36,642	4.37%	31,138	3.44%	34,872	3.58%
Commercial real estate	222,038	31.81%	203,010	27.29%	212,477	25.32%	204,596	22.59%	214,209	22.00%
Commercial non-real estate	6,120	0.88%	5,599	0.75%	8,434	1.00%	6,923	0.76%	3,084	0.32%
Home equity	34,609	4.96%	41,309	5.56%	43,501	5.18%	42,365	4.68%	39,040	4.01%
Consumer	858	0.12%	897	0.12%	1,302	0.16%	1,259	0.14%	1,083	0.11%
Loans held for sale	11,116	1.59%	4,128	0.55%	3,426	0.41%	4,845	0.54%	453	0.05%

Total gross loans	697,997	100.00%	743,868	100.00%	839,290	100.00%	905,762	100.00%	973,651	100.00%

Deferred loan origination fees and costs, net	(2,047)		(2,485)		(3,205)		(3,895)		(4,439)

Loans in process	(15,647)		(18,014)		(23,851)		(48,095)		(57,940)

Allowance for loan losses	(17,478)		(25,938)		(29,871)		(34,693)		(14,813)

Total loans net	$662,825		$697,431		$782,363		$819,079		$896,459

Lending Activities

General

The Bank originates mortgage loans of all types, including residential, residential-construction, commercial-construction, commercial, land and residential lot loans.  The Bank also originates non-mortgage loans, which include consumer, business and commercial loans.  These loans constitute a small part of the Bank’s portfolio.

The Bank originated and funded $190,998,000 and $95,586,000 of mortgage loans for the years ended December 31, 2012 and 2011, respectively.

Loan Origination Procedures

The following table contains information on the activity of the Bank’s loans held for sale and its loans held for investment in its portfolio:
	For the Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Held for Sale:
Beginning balance	$4,128	$3,426	$4,845
Originations	105,674	43,403	62,654
Net sales	(98,686)	(42,701)	(64,073)

Ending balance	$11,116	$4,128	$3,426

Held for investment:
Beginning balance	$739,740	$835,864	$900,917
Originations and purchases	85,324	52,183	94,892
Transfers to foreclosed real estate	(16,515)	(19,820)	(32,283)
Repayments/payoffs	(121,668)	(128,487)	(127,662)

Ending balance	$686,881	$739,740	$835,864

The Bank originates residential mortgage loans that are to be held in the Bank’s loan portfolio as well as loans that are intended for sale in the secondary market.  Loans sold in the secondary market are primarily sold to investors with which the Bank maintains a correspondent relationship.  These loans are made in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market, and are approved either by the Bank’s underwriter or the correspondent’s underwriter.  Loans considered for the Bank’s portfolio are approved by the Bank’s loan committee, which includes the Chief Executive Officer, the Chief Operating Officer, the Chief Risk Officer and the Chief Credit Officer.  Meetings of the loan committee are open to attendance by any member of the Bank’s Board of Directors who wishes to attend.  The loan committee reports to and consults with the Board of Directors in interpreting and applying the Bank’s lending policy.  Single loans greater than $2,000,000, or loans to one borrower aggregating more than $4,000,000, up to $18,425,000 (the maximum amount of loans to one borrower as of December 31, 2012), must also have Board of Directors’ approval.

Loans that are sold are typically long-term (15 or more years) loans with fixed interest rates eligible for resale in the secondary market.  Loans retained for Bancorp’s portfolio typically include construction loans, commercial loans and loans that periodically reprice or mature prior to the end of an amortized term.  Loans are sold with either servicing released or retained by the Bank.  As of December 31, 2012, the Bank was servicing $18,961,000 in loans for Federal Home Loan Mortgage Corporation (“FHLMC”), $35,185,000 in loans for Federal National Mortgage Association (“FNMA”) and $41,306,000 in loans for other investors.

The following table contains information, as of December 31, 2012, on the percentage of fixed-rate single-family loans serviced for others by the Bank, by interest rate category.

Interest rate range	Percentage of Portfolio
Less than 5.00%	96.0%
5.01 – 6.00%	3.4%
6.01 – 7.00%	0.1%
7.01 – 8.00%	0.3%
Over 8.00%	0.2%
100.0%

The Bank’s mortgage loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  The authority of the loan committee to approve loans is established by the Board of Directors and currently is commensurate with the Bank’s limitation on loans to one borrower.  The Bank’s maximum amount of loans to one borrower currently is equal to 15% of the Bank’s unimpaired capital, or $18,425,000 as of December 31, 2012.  Loans greater than this amount require participation by one or more additional lenders.  Letters of credit are subject to the same limitations as direct loans.  The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate.  The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

Residential Mortgage Loans

At December 31, 2012, Bancorp’s residential mortgage loan portfolio totaled $269,405,000, or 38.6% of Bancorp’s loan portfolio.  All of Bancorp’s residential mortgage loans are secured by one to four family residential properties.  Loans secured by residential properties generally have less risk than other loans because they are generally the primary residence of the borrower.

Commercial Real Estate Loans

At December 31, 2012, Bancorp’s commercial real estate loan portfolio totaled $222,038,000, or 31.8% of Bancorp’s loan portfolio.  All of Bancorp’s commercial real estate loans are secured by improved property such as office buildings, retail strip shopping centers, industrial condominium units and other small businesses, most of which are located in the Bank’s primary lending area.  The largest commercial real estate loan outstanding at December 31, 2012 was a $6,775,000 loan secured by an office building in Annapolis, Maryland.  This loan has consistently performed in accordance with the terms of the debt instrument.

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

Construction and Land Acquisition and Development Loans

The Bank originates loans to finance the construction of one-to-four family dwellings, and to a lesser extent, commercial real estate.  It also originates loans for the acquisition and development of unimproved property to be used for residential and/or commercial purposes in cases where the Bank is to provide the construction funds to improve the properties.  As of December 31, 2012, Bancorp had 83 construction loans outstanding in the gross aggregate amount of $71,523,000, representing 10.3% of its loan portfolio.  There were also commitments to advance an additional $15,647,000 of which $49,000 is owner funded.

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

Land and Residential Building Lots

Land loans include loans to developers for the development of residential subdivisions and loans on unimproved lots primarily to individuals.  At December 31, 2012, Bancorp had outstanding land and residential building lot loans totaling $50,900,000, or 7.3% of the total loan portfolio.  The largest of these loans for $6,486,000, is secured by thirty lots in Davidsonville, Maryland, and has performed in accordance with the terms of the debt instrument.  Land development loans typically are short-term loans; the duration of these loans is typically not greater than three years.  The interest rate on land loans is generally at least 1% or 2% over the prime rate.   The loan-to-value ratio generally does not exceed 75% at the time of loan origination. Land and residential building lot loans typically are made to customers of the Bank and developers and contractors with whom the Bank has had previous lending experience.  In addition to the customary requirements for these types of loans, the Bank may also require a satisfactory Phase I environmental study and feasibility study to determine the profit potential of the development.

Other Business and Commercial Loans

The Bank also offers other business and commercial loans.  These are loans to businesses are typically lines of credit or other loans that are not secured by real estate, although equipment, securities, or other collateral may secure them.  They typically are offered to customers with long-standing relationships with the Bank.  At December 31, 2012, $37,548,000, or 5.4%, of the loan portfolio consisted of lines of credit and other commercial loans.

Home Equity and Other Consumer Loans

The Bank also offers other loans to consumers, including home equity loans, home equity lines of credit and other consumer loans.  At December 31, 2012, $35,467,000, or 5.1% of the loan portfolio consisted of these loans.

Loan Portfolio Cash Flows

The following table sets forth the estimated maturity of Bancorp’s loan portfolios by type of loan at December 31, 2012.  The estimated maturity reflects contractual terms at December 31, 2012.  Contractual principal repayments of loans do not necessarily reflect the actual life of the Bank’s loan portfolios.  The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of "due on sale" clauses.  The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Due	Due after
	Within one	1 through	Due after
	year or less	5 years	5 years	Total
	(dollars in thousands)
Residential mortgage	$24,980	$61,764	$193,777	$280,521
Acquisition and development	61,456	10,067	-	71,523
Land	25,691	15,429	9,780	50,900
Lines of credit	26,897	2,368	2,163	31,428
Commercial real estate	28,192	81,837	112,009	222,038
Commercial, non-real estate	854	3,355	1,911	6,120
Home equity	-	-	34,609	34,609
Consumer	299	533	26	858
Total	$168,369	$175,353	$354,275	$697,997

The following table contains certain information as of December 31, 2012 relating to the loan portfolio of Bancorp with the dollar amounts of loans due after one year that have fixed and floating rates.  All loans are shown maturing based upon contractual maturities and include scheduled payments but not possible prepayments.

	Fixed	Floating	Total
	(dollars in thousands)
Residential mortgage	$156,020	$99,521	$255,541
Home equity	-	34,609	34,609
Lines of credit	-	4,531	4,531
Commercial real estate	75,630	118,216	193,846
Acquisition and development	1,030	9,037	10,067
Land	14,883	10,326	25,209
Commercial, non-real estate	4,134	1,132	5,266
Consumer	559	-	559
Total	$252,256	$277,372	$529,628

Loans to One Borrower

Under regulatory guidelines, the aggregate amount of loans that the Bank may make to one borrower was $18,425,000 at December 31, 2012, which is 15% of the Bank’s unimpaired capital and unimpaired surplus.  The Bank’s three largest loans at December 31, 2012 were a $6,775,000 loan secured by an office building located in Annapolis, Maryland, a $6,486,000 loan secured by residential lots in Davidsonville, Maryland and a $5,700,000 loan secured by commercial property located in Norfolk, Virginia.  All three loans are performing as agreed.

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

The Bank’s mortgage loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  The loan committee of the Bank can approve single residential and commercial loans up to $2,000,000, and loans that aggregate up to $4,000,000 to one borrower.  Single loans greater than $2,000,000, or loans to one borrower aggregating more than $4,000,000, up to $18,425,000 (the maximum amount of loans to one borrower as of December 31, 2012), must also have Board of Directors’ approval. The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate. The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

Delinquencies and Classified Assets and Allowance for Loan Losses

Delinquencies

The Board of Directors reviews delinquencies on all loans monthly.  The Bancorp’s collection procedures include sending a past due notice to the borrower on the 17th day of nonpayment, making telephone contact with the borrower between 20 and 30 days after nonpayment, and sending a letter after the 30th day of nonpayment. A notice of intent to foreclose is generally sent between 60 and 90 days after delinquency.  When the borrower is contacted, Bancorp attempts to obtain full payment of the past due amount.  However, Bancorp generally will seek to reach agreement with the borrower on a payment plan to avoid foreclosure.

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

For such loans that are classified as impaired, an allowance is established when the current market value of the underlying collateral less its estimated disposal costs is lower than the carrying value of that loan.  For loans that are not solely collateral dependent, an allowance is established when the present value of the expected future cash flows of the impaired loan is lower than the carrying value of that loan.  The general component relates to loans that are classified as substandard or special mention that are not considered impaired, as well as non-classified loans.  The general reserve is based on historical loss experience adjusted for qualitative factors.  These qualitative factors include:
•	Levels and trends in delinquencies and nonaccruals;
•	Inherent risk in the loan portfolio;
•	Trends in volume and terms of the loan;
•	Effects of any change in lending policies and procedures;
•	Experience, ability and depth of management;
•	National and local economic trends and conditions; and
•	Effect of any changes in concentration of credit.

A loan is generally considered impaired if it meets either of the following two criteria:

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

The Bank discontinues the accrual of interest on loans 90 days or more past due, at which time all previously accrued but uncollected interest is deducted from income.  $3,148,000 in interest income would have been recorded for the year ended December 31, 2012 if the loans had been current in accordance with their original terms and had been outstanding throughout the year ended December 31, 2012 or since their origination (if held for only part of the fiscal year).  For the year ended December 31, 2012, $1,184,000 in interest income on such loans was actually included in net income.  The following table sets forth information as to non-accrual loans and other non-performing assets.

	At December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Residential mortgage	$14,436	$8,912	$18,778	$33,391	$35,829
Acquisition and development	8,564	10,997	15,160	-	-
Land	4,688	6,813	5,890	19,425	15,721
Lines of credit	1,877	2,019	4,265	-	-
Commercial real estate	5,793	2,140	1,927	7,400	3,047
Commercial non-real estate	111	5	-	56	-
Home Equity	2,000	343	118	536	189
Consumer	26	203	26	-	-
Total non-accrual loans	$37,495	$31,432	$46,164	$60,808	$54,786
Accruing loans greater than 90 days past due	$-	$-	$-	$-	$-
Foreclosed real-estate	$11,441	$19,932	$20,955	$21,574	$6,317
Total non-performing assets	$48,936	$51,364	$57,119	$82,382	$61,103
Nonaccrual troubled debt restructures (included above)	$5,635	$19,351	$13,299	$13,771	$-
Accruing troubled debt restructurings	$56,448	$40,424	$58,730	$30,945	$2,142
Total non-accrual loans to net loans	5.8%	4.5%	5.9%	7.5%	6.1%
Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	46.6%	82.5%	64.7%	57.1%	27.0%
Total non-accrual and accruing loans greater than
90 days past due to total assets	4.4%	3.5%	4.8%	5.7%	5.5%
Total non-performing assets to total assets	5.7%	5.7%	7.0%	8.5%	6.2%

Included in non-accrual residential mortgage loans at December 31, 2012 were 32 loans totaling $11,967,000 to consumers and 14 loans totaling $2,469,000 to builders.  Included in non-accrual land loans at December 31, 2012 were 13 loans.

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

When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as loss assets, it is to charge-off such amount.  An institution’s determination as to the classification of its assets is subject to scrutiny by the OCC, which can require the establishment of additional general or specific loss allowances.  The Bank reviews monthly the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

Total classified loans as of December 31, 2012 were $77,317,000 of which $77,127,000 were classified substandard and $190,000 were classified doubtful.  The allowance for loan losses as of December 31, 2012 was $17,478,000, which was 2.5% of gross loans receivable and 46.6% of total non-performing loans.

[see table on following page]

The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans (excluding loans held for sale) as of December 31,

	2012		2011		2010		2009		2008
		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
		Loans in each		Loans in each		Loans in each		Loans in each		Loans in each
	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Residential mortgage	$8,418	48.16%	$12,303	40.00%	$16,339	39.03%	$19,621	38.17%	$5,765	36.57%
Acquisition and development	2,120	12.13%	3,916	13.40%	3,997	17.24%	1,492	22.08%	2,559	24.90%
Land	2,245	12.85%	2,405	8.06%	4,225	7.56%	5,539	7.97%	3,286	8.49%
Lines of credit	87	0.50%	725	4.63%	458	4.38%	20	3.46%	-	3.58%
Commercial real estate	3,295	18.85%	4,157	27.44%	3,949	25.42%	5,506	22.71%	3,080	22.01%
Commercial non-real estate	46	0.26%	169	0.76%	131	1.01%	82	0.77%	77	0.32%
Home equity	1,254	7.18%	2,257	5.58%	762	5.20%	2,425	4.70%	42	4.01%
Consumer	13	0.07%	6	0.13%	10	0.16%	8	0.14%	4	0.12%
Total	$17,478	100.00%	$25,938	100.00%	$29,871	100.00%	$34,693	100.00%	$14,813	100.00%

The following table contains information with respect to Bancorp’s allowance for loan losses for the periods indicated:

	At of or for the Year Ended
	December 31
	2012	2011	2010	2009	2008
	(dollars in thousands)
Average loans outstanding, net	$692,831	$753,926	$823,410	$878,191	$893,030
Total gross loans outstanding at end of period	$697,997	$743,868	$839,290	$905,762	$973,651
Total net loans outstanding at end of period	$662,825	$697,431	$782,363	$819,079	$896,459
Allowance balance at beginning of period	$25,938	$29,871	$34,693	$14,813	$10,781

Provision for loan losses	765	4,612	5,744	31,402	7,481
Actual charge-offs
Residential real estate	4,299	4,421	6,825	6,761	2,571
Acquisition and development	1,395	1,503	-	-	-
Land	1,624	1,054	3,096	-	-
Lines of credit	182	-	-	-	-
Commercial real estate	416	811	523	-	-
Commercial non-real estate	20	-	-	-	-
Home Equity	1,407	39	217	-	-
Consumer	10	717	5	-	-
Other	-	-	-	4,818	878
Total charge-offs	9,353	8,545	10,666	11,579	3,449
Recoveries
Commercial non-real estate	110	-	-	-	-
Residential real estate	18	-	100	57	-
Total recoveries	128	-	100	57	-
Net charge offs	9,225	8,545	10,566	11,522	3,449

Allowance balance at end of period	$17,478	$25,938	$29,871	$34,693	$14,813
Net charge offs as a percent of average loans	1.33%	1.13%	1.28%	1.31%	0.39%
Allowance for loan losses to total gross loans at end of period	2.50%	3.49%	3.56%	3.83%	1.52%
Allowance for loan losses to net loans at end of period	2.64%	3.72%	3.82%	4.24%	1.65%

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

A loan is generally considered impaired if it meets either of the following two criteria:

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

A loan is considered a troubled debt restructuring (TDR) when Bancorp, for economic or legal reasons relating to the borrowers financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Loan modifications made with terms consistent with current market conditions that the borrower could obtain in the open market are not considered a TDR.

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

The amortized cost of the Bank’s investment securities held to maturity, as of the dates indicated are presented in the following table:

	At December 31,
	2012	2011	2010
	(dollars in thousands)
US Treasury securities	$29,414	$34,498	$21,104
US Agency securities	4,142	5,206	5,233
US Government sponsored mortgage-backed securities	510	653	974

Total Investment Securities Held to Maturity	$34,066	$40,357	$27,311

Investment Scheduled Maturity Table

As of December 31, 2012

			More than One to		More than Five to		More than
	One Year or Less		Five Years		Ten Years		Ten Years		Total Investment Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
	(dollars in thousands)

US Treasury securities	$4,008	1.95%	$22,383	1.69%	$3,023	3.06%	$-	-	$29,414	1.87%	$30,692
US Agency securities	1,001	0.78%	3,141	1.38%	-	-	-	-	4,142	1.24%	4,221
US Government sponsored mortgage-backed securities*	120	0.47%	-	-	2	7.08%	388	5.29%	510	5.17%	550
Total securities	$5,129	0.63%	$25,524	1.65%	$3,025	3.07%	$388	5.29%	$34,066	2.03%	$35,463

* The amortized cost of mortgage-backed securities as of December 31, 2012, by contractual maturity, is shown above.  Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

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

Deposits in the Bank as of December 31, 2012, 2011 and 2010 consisted of savings programs described below:

	2012	2011	2010
	(dollars in thousands)

NOW accounts	$32,140	$16,654	$13,465
Money market accounts	48,252	43,344	41,168
Passbooks	176,799	189,696	222,183
Certificates of deposit	318,955	383,103	420,133
Non-interest bearing accounts	23,248	19,960	17,827

Total deposits	$599,394	$652,757	$714,776

The following table contains information pertaining to the certificates of deposit held by the Bank in excess of $100,000 as of December 31, 2012.

Jumbo Certificates
of Deposit
Time Remaining Until Maturity	(dollars in thousands)
Less than three months	$17,474
3 months to 6 months	23,242
6 months to 12 months	20,429
Greater than 12 months	75,970
Total	$137,115

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

Borrowings

The Bank’s credit availability under the FHLB of Atlanta’s credit availability program was $171,060,000 at December 31, 2012.  The Bank is able to borrow up to 20% of total assets. The Bank, from time to time, utilizes the line of credit when interest rates under the line are more favorable than obtaining deposits from the public.  There were no short-term borrowings with the FHLB of Atlanta at December 31, 2012.

Employees

As of December 31, 2012, Bancorp and its subsidiaries had approximately 142 full-time equivalent employees.    Bancorp’s employees are not represented by any collective bargaining group.

Hyatt Commercial

Hyatt Commercial is a subsidiary of the bank and is a real estate brokerage company specializing in commercial real estate sales, leasing and property management.  During the quarter ended September 30, 2009, the common stock of Hyatt Commercial was contributed to the Bank from Bancorp.

SBI Mortgage Company

SBI is a subsidiary of Bancorp that has engaged in the origination of mortgages not suitable for the Bank.  It owns subsidiary companies that purchase real estate for investment purposes.  As of December 31, 2012, SBI had $1,948,000 in outstanding mortgage loans and it had $469,000 invested in subsidiaries, which funds were held in cash, pending potential acquisition of investment real estate.

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

Regulatory Reform and Legislation

On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act has significantly changed the bank regulatory structure and significantly impacted the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have been given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and future impact of the Dodd-Frank Act may not be known for many months or years. The discussion below generally discusses the material provisions of the Dodd-Frank Act applicable to Bancorp and the Bank and is not complete or meant to be an exhaustive discussion.

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

The Dodd-Frank Act weakened the federal preemption rules applicable to national banks and federal savings associations, allowing federal law to preempt state law only where state law (i) would have a discriminatory effect on federal savings associations, (ii) would prevent or significantly interfere with the exercise by a federal savings association of its powers or (iii) is preempted by other federal law.  The OCC has the authority to make preemption determinations and must make each determination on a case by case basis.

The Dodd-Frank Act directed the FDIC to redefine the base for deposit insurance assessments paid by banks. Assessments will now be based on the average consolidated total assets less tangible equity of a financial institution. This change may proportionally shift deposit insurance funding away from banks that rely primarily on deposits for funding operations, like the Bank. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, and extended the FDIC’s program of insuring non-interest bearing transaction accounts on an unlimited basis until December 31, 2012.  The minimum reserve ratio for the Deposit Insurance Fund has been increased from 1.15% to 1.35% of estimated insured deposits.

The Dodd-Frank Act amended the Home Owners Loan Act (HOLA) to require that leverage capital requirements and risk based capital requirements applicable to depository and bank holding companies be extended to thrift holding companies.  It also applied the Federal Reserve Board’s “source of strength” doctrine, which has long applied to bank holding companies, to savings and loan holding companies. Pursuant to the doctrine, regulatory agencies must issue regulations requiring holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Dodd-Frank Act also included several provisions regarding executive compensation.  Publically traded companies must give stockholders a non-binding vote on executive compensation and so called “golden parachute” payments.  Companies will be required to disclose the relationship between executive compensation and financial performance of the issuer in annual proxy materials.

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

Regulation of Bancorp

General.  As previously noted, the Dodd-Frank Act eliminated the OTS and transferred supervision of savings and loan holding companies to the FRB on July 21, 2011.  As a unitary savings and loan holding company, Bancorp is now required to register and file reports with the FRB and is subject to regulation and examination by the FRB.  In addition, the FRB has enforcement authority over Bancorp and its subsidiaries, which permits the FRB to restrict or prohibit activities determined to be a serious risk to the subsidiary savings association.

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

No director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company, without written approval of the FRB. Certain individuals, including Alan J. Hyatt, Louis Hyatt, and Melvin Hyatt, and their respective spouses (“Applicants”), filed an Application for Notice of Change In Control (“Notice”) in April 2001 pursuant to 12 CFR Section 574.3(b).  The Notice permitted the Applicants to acquire up to 32.32% of Bancorp’s issued and outstanding shares of stock of Bancorp by April 16, 2002.  The OTS approved requests by the Applicants to extend the time to consummate such acquisition of shares to December 16, 2011. The Applicants currently own approximately 29.67% of the total outstanding shares of Bancorp as of December 31, 2012.

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

Bancorp elected to participate in the CPP and entered into agreements to sell certain securities to the Treasury on November 21, 2008 (the “CPP Agreements”).  As a result of the CPP Agreements, Bancorp is subject to certain restrictions, requirements and limitations related to executive compensation, dividend payments and stock repurchase activities.

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

Regulatory Capital Requirements.  OCC regulations require the Bank to maintain minimum levels of regulatory capital including: (i) tangible capital equal to at least 1.5% of adjusted total assets; (ii) a leverage ratio consisting of Tier 1 or “core” capital equal to at least 4% (or 3%, if the Bank receives the highest CAMELS rating under the Uniform Financial Institutions Rating System) of adjusted total assets; and (iii) risk-based capital equal to at least 8% of total risk-weighted assets.

Tier 1, or core capital includes common stockholder’s equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries and certain non-withdrawable accounts or pledged deposits. Tier 1 (Core) capital is generally reduced by the amount of the saving’s institution’s intangible assets. Limited exceptions to the deduction of intangible assets exist for certain mortgage servicing rights and credit card relationships and qualifying supervisory goodwill.

Tangible capital is generally defined the same as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association’s intangible assets with only limited exceptions, including certain mortgage servicing rights.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital.  At December 31, 2012, the Bank had no such investments.

Total capital equals the sum of Tier 1 (Core) capital and supplementary capital, to the extent that supplementary capital does not exceed Tier 1 (Core) capital.  Supplementary capital includes, among other items, cumulative perpetual preferred stock, long-term preferred stock, subordinated debt, mandatory convertible securities, intermediate-term preferred stock, the portion of allowance for loan losses not designated for specific loan losses (up to 1.25% of risk-weighted assets) and up to 45% of unrealized gains on available-for-sale equity securities.

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

As shown below, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2012 and 2011.

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
December 31, 2012
Tangible (1)	$122,836	14.6%	$12,6201	1.50%	N/A	N/A
Tier 1 capital (2)	122,836	19.6%	N/A	N/A	$37,656	6.00%
Core (1)	122,836	14.6%	33,653	4.00%	42,066	5.00%
Total (2)	130,592	20.8%	50,209	8.00%	62,761	10.00%

December 31, 2011
(restated)
Tangible (1)	$115,321	13.0%	$13,351	1.50%	N/A	N/A
Tier 1 capital (2)	115,321	17.2%	N/A	N/A	$40,292	6.00%
Core (1)	115,321	13.0%	35,603	4.00%	44,504	5.00%
Total (2)	123,771	18.4%	53,750	8.00%	67,187	10.00%

(1)  To adjusted total assets.
(2)  To risk-weighted assets.

    Proposed Changes to Regulatory Capital Requirement. In June 2012, the FDIC and other federal banking agencies issued a series of proposed rules to conform U.S. regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the international accord referred to as “Basel III”.  The proposed revisions, if adopted, would establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets.  The proposed new requirements would apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of size.  The comment period for the notices of proposed rulemakings ended on October 22, 2012.  Under the proposed rules, Basel III would be implemented beginning January 1, 2013 and fully phased in by January 1, 2019.

Under the proposed rules, a new capital measure would be established, “Common Equity Tier 1 Capital,” consisting of common stock and related surplus, retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries.  Depository institutions and their holding companies would be required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets by 2015.  The proposed rules would also increase the Tier 1 capital ratio to 6% from 4% and impose a minimum Tier 1 leverage ratio of 4% for all institutions.  Trust preferred securities and cumulative perpetual preferred securities generally would not qualify for inclusion in Tier 1 Capital.  The minimum required ratio of total capital would remain at 8%.  The proposed rules would also implement a capital buffer of at least 2.5% which would be phased in beginning on January 1, 2016 through January 1, 2019.  If the capital level of an institution were to fall below the buffer amount, the institutions would be subject to progressively more stringent limitations on the percentage of earnings than can be paid out in dividends, used in share repurchase and used in the payment of discretionary bonuses to executive officers.  The proposed rules would also revise the prompt corrective action framework discussed below by incorporating the new regulatory capital minimums and updating the definition of tangible common equity and would change the risk weightings of assets used to determine required capital ratios.  The U.S. federal banking agencies announced on November 9, 2012 that they did not expect the proposed rules to become effective on January 1, 2013 and did not indicate the likely new effective date.

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

Prompt Corrective Action.  Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings associations.  The leverage ratio, risk-based capital ratio and total risk-based capital ratio are used to determine an institution’s capital classification.  For this purpose, a savings association is placed into one of the following five categories dependent on their respective capital ratios:

•	“well capitalized” (at least 5% leverage ratio, 6% Tier 1 risk-based capital ratio and 10% total risk-based capital ratio);
•	“adequately capitalized” (at least 4% leverage ratio (or 3% if the savings association is assigned a composite rating of 1), 4% Tier 1 risk-based capital ratio and 8% total risk-based capital ratio);
•	“undercapitalized” (less than 4% leverage ratio (or 3% if the savings association is assigned a composite rating of 1), 4% Tier 1 risk-based capital ratio or 8% total risk-based capital ratio);
•	“significantly undercapitalized” (less than 3% leverage ratio, 3% Tier 1 risk-based capital ratio or 6% total risk-based capital ratio); and
•	“critically undercapitalized” (less than 2% ratio of tangible equity to total assets).

Generally, the Federal Deposit Insurance Act requires the OCC to appoint a receiver or conservator for an institution within 90 days of that institution becoming “critically undercapitalized”.  The regulation also provides that a capital restoration plan must be filed with the OCC within 45 days after an institution receives notice that it is “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”.  In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, payment of dividends and other capital distributions, and affiliate transactions.  The OCC may also take any one of a number of discretionary supervisory actions against the undercapitalized institutions, including the issuance of a capital directive and, in the case of an institution that fails to file a required capital restoration plan, the replacement of senior executive officers and directors.

As of December 31, 2012, the Bank met the capital requirements of a “well capitalized” institution under applicable OCC regulations.

Proposed Changes to Prompt Corrective Action.  The proposed rules issued in connection with implementation of Basel III international standards discussed in the Proposed Changes to Regulatory Capital Requirements section above would revise the adequately capitalized and well-capitalized categories.  Under the proposed rules, to be well-capitalized, a savings association would be required to have at least a 10% total risk-based capital ratio, an 8% Tier 1 risk-based capital ratio, a 6.5% common equity Tier 1 risk-based capital ratio and a 5% Tier 1 leverage ratio.  To be adequately capitalized, a savings association would be required to have at least an 8% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, a 4.5% common equity Tier 1 risk based capital ratio and a 4% Tier 1 leverage ratio.

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

As discussed above, the Dodd-Frank Act made permanent the maximum deposit insurance amount of $250,000 per depositor, and non-interest-bearing transaction accounts had unlimited deposit insurance until December 31, 2012.

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

All FDIC-insured depository institutions pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board.  The bonds, commonly referred to as Financing Corporation (“FICO”) bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation.  For the quarter ended September 30, 2011, the annualized FICO assessment rate equaled 1.0 basis point for each $100 in domestic deposits maintained at an institution.  Beginning with the fourth quarter of 2011, the FICO assessment was based on total assets less tangible capital instead of deposits. The fourth quarter 2012 FICO assessment rate was 0.66 basis points and the first quarter 2013 FICO assessment rate was 0.64 basis points.  FICO assessments will continue until the bonds mature in 2017 through 2019.

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

At December 31, 2012, the Bank’s loans-to-one-borrower limit was $18,425,000 based upon the 15% of unimpaired capital and surplus measurement.  At December 31, 2012, the Bank’s three largest loans were a $6,775,000 loan secured by an office building located in Annapolis, Maryland, a $6,486,000 loan secured by residential lots in Davidsonville, Maryland and a $5,700,000 loan secured by commercial residential property located in Norfolk, Virginia.  These loans were performing in accordance with their terms.

Qualified Thrift Lender Test. Savings associations must meet a QTL test, which may be met either by maintaining, on average, at least 65% of its portfolio assets in qualified thrift investments in at least nine of the most recent twelve month period, or meeting the definition of a “domestic building and loan association” as defined in the Code.  “Portfolio Assets” generally means total assets of a savings institution, less the sum of (i) specified liquid assets up to 20% of total assets, (ii) goodwill and other intangible assets, and (iii) the value of property used in the conduct of the savings association’s business.  Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage-related securities.  Associations that fail to meet the QTL test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2012, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

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

Community Reinvestment Act and the Fair Lending Laws.  Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OCC, other federal regulatory agencies as well as the Department of Justice taking enforcement actions.  Based on an examination conducted August 9, 2012, the Bank received a satisfactory rating.

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

Under the capital plan of the FHLB-Atlanta as of December 31, 2012, the Bank was required to own at least $6,520,000 of the capital stock of the FHLB-Atlanta.  As of such date, the Bank owned $6,520,000 of the capital stock of the FHLB-Atlanta and was in compliance with the capital plan requirements.

Federal Reserve System.  The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits.  At December 31, 2012, the Bank was in compliance with these requirements.

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

Negative developments in the financial services industry from 2008 into 2012 have resulted in uncertainty in the financial markets in general and a related general economic downturn globally.  While we are beginning to experience modest improvement in performance, we may experience similar negative conditions in 2013.  In addition, as a consequence of the United States recession, business activity across a wide range of industries face serious difficulties due to the decline in the housing market and lack of consumer spending. Unemployment continues to be higher than historical averages.

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

We are operating in a challenging economic environment, including generally uncertain national and local market conditions.  Negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses and other factors, could have adverse effects on our borrowers, which could adversely affect our financial condition and results of operations.  For instance, because payments on loans secured by commercial real estate properties are often dependent upon the successful operation of management of the properties, repayment of these loans are subject to adverse conditions in the economy.  If consumer spending decreases, businesses located in commercial real estate property may close, reducing the rental income of the Bank’s borrower.  The reduction in rental income may result in the borrower being unable to make payments on the loan.  The deterioration in economic conditions could drive losses beyond that which is provided for in our allowance for loan losses and could result in the following:

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

       As of December 31, 2012, approximately 99% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate.  If real estate prices decline, the value of real estate collateral securing our loans will be reduced.   Our ability to recover defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to incur financial losses on defaulted loans.

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

At December 31, 2012 and December 31, 2011, our nonperforming loans (those loans 90 or more days in arrears) equaled $37.5 million and $31.4 million, respectively. There were 87 residential loans (including acquisition and development and land loans) in non-accrual status totaling $29.7 million and 17 commercial loans in non-accrual status totaling $7.8 million at December 31, 2012 compared to 53 residential loans in non-accrual status totaling $27.0 million, ten commercial loans in non-accrual status totaling $4.2 million and four consumer loans in non-accrual status totaling $0.2 million at December 31, 2011. For the years ended December 31, 2012 and December 31, 2011, there were $9.3 million and $8.5 million of loan charge-offs, respectively. At December 31, 2012, the total allowance for loan losses was $17.5 million, which was 2.68% of total net loans, compared with $25.9 million, which was 3.72% of total net loans, as of December 31, 2011.

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

On November 23, 2009, we and the Bank each entered into a supervisory agreement with the OTS, which agreements primarily addressed issues identified in the OTS’ reports of examination of our and the Bank’s operations and financial condition conducted in 2009. These supervisory agreements are now being overseen by the OCC and FRB. Although we and the Bank each intend to take such actions as may be necessary to enable us to comply with our respective requirements, there can be no assurance that we will be able to comply fully with the provisions of the Supervisory Agreements, or to do so within the timeframes required. Moreover, there can be no assurance that compliance with such requirements will not be more time consuming or more expensive than anticipated, or that efforts to comply with such requirements will not have adverse effects on the operations and financial condition of us or the Bank. Failure to comply with the Supervisory Agreements, or other supervisory directives, could subject us to significant civil monetary penalties, orders to cease and desist or other regulatory or enforcement actions. Accordingly, any material failure to comply with the Supervisory Agreements could have a material adverse effect on our business, financial condition and operating results.

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

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act restructures the regulation of depository institutions.  Under the Dodd-Frank Act, the OTS was merged into the OCC, which regulates national banks.  Savings and loan holding companies are now regulated by the FRB.  Also, included was the creation of a new federal agency to administer consumer protection and fair lending laws, a function that was previously performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally charted depository institutions was reduced as well.  The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth.  The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  The full impact of the Dodd-Frank Act on our business and operations may not be known for years until all regulations implementing the statute are written, adopted and implemented.  The Dodd-Frank Act may have a material impact on operations, particularly through increased regulatory burden and compliance costs.

Bancorp may become subject to more stringent capital requirements, which may have a material adverse effect on Bancorp’s operations.

The Dodd-Frank Act requires federal banking agencies to establish more stringent risk-based capital requirements and leverage limits applicable to banks, savings associations and their holding companies.  Under the legislation, federal banking agencies are required to develop capital requirements that address systemically risky activities.  In June 2012, the FRB, FDIC and OCC issued a series of proposed rules that would revise and replace their current capital rules in a manner consistent both with relevant provisions of the Dodd-Frank Act as well as the implementation of Basel III.  The proposed revisions, if adopted, would establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets.  These requirements, and any other new regulations, including those that have been proposed but not yet implemented as a result of the requirements established by the Basel Committee on Banking Supervision, could require Bancorp to reduce business levels or to raise capital, including in ways that may adversely affect its results of operations or financial condition.  In addition, the costs associated with complying with more stringent capital requirements could have a material adverse effect on Bancorp.

We have established an allowance for loan losses based on our management's estimates.  Actual losses could differ significantly from those estimates. If the allowance is not adequate, it could have a material adverse effect on our earnings and the price of our common stock.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's best estimate of probable incurred losses within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management's continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations and other unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Increases in nonperforming loans have a significant impact on our allowance for loan losses.  Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of our market area.  While Bancorp is experiencing better performance results from those experienced in 2009 and 2008, loan delinquencies remain higher than usual, particularly with respect to residential construction, land and residential building lots, multi-family, commercial and consumer loans.  Bancorp has seen a slight increase in troubled debt restructurings balances in 2012 compared to 2011, and the balances are still high compared to historical averages.

In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to increase the allowance for loan losses.  Furthermore, growth in the loan portfolio would generally lead to an increase in the provision for loan losses.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting.  We are currently not required to include an opinion of our independent registered public accounting firm as to our internal controls because we are a “smaller reporting company” under SEC rules and, therefore, stockholders do not have the benefit of such an independent review of our internal controls.  We have reported a “material weakness” in our internal control over financial reporting in the fiscal year ended December 31, 2012 as explained in Item 9A. Controls and Procedures.  Compliance with the requirements of Section 404 is expensive and time-consuming. If, in the future, we fail to complete this evaluation in a timely manner, or, if required, our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.  In addition, any failure to maintain an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business.

We cannot assure investors that we will be able to fully address the material weakness in our internal controls that led to our restatement, or that remediation efforts will prevent future controls deficiencies.

We have identified control deficiencies in our financial reporting process that constituted a material weakness, leading to restatement of our financial statements.  We have undertaken a number of measures with a view to remediating this weakness, and plan to implement other measures as part of this effort.  There can be no assurance that we will be able to fully remediate our existing deficiencies.  Further, there can be no assurance that we will not suffer from other deficiencies in the future.  Any current or future controls deficiencies could impair our ability to provide timely and accurate financial information, which could lead to further restatements, SEC inquiries and enforcement actions, penalties, fines, investor litigation and other adverse actions.

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

Our ability to declare dividends on our common stock is limited by the terms of our Series A preferred stock and Series B preferred stock.  We may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to our common stock in any quarter until the dividend on the Series A Preferred Stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally, we may not declare or pay any dividend or distribution on our common stock, and we may not purchase, redeem or otherwise acquire for consideration any of our common stock, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Series B preferred stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside), subject to certain minor exceptions.   Dividends on the Series A preferred stock and Series B preferred stock have not been declared since the first quarter 2012 because Bancorp did not receive approval from the FRB to pay such dividends.  As of December 31, 2012, the cumulative amount of dividends of the Series B preferred stock in arrears not declared, including interest on unpaid dividends at 5% per annum, was $899,000.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the dividend arrearages on its Series B preferred stock have been paid in full.

Additionally, the dividend rate on our Series B preferred stock will increase from 5% to 9% beginning November 21, 2013, which will increase the amount of dividends that we are required to pay on our Series B preferred stock by $936,000 per year and decrease the amount available to common stockholders.

Further, under the terms of our 2035 Debentures, if (i) there has occurred and is continuing an event of default, (ii) we are in default with respect to payment of any obligations under the related guarantee or (iii) we have given notice of our election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then we may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of our capital stock, including our common stock.

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

Bancorp has four retail branch locations in Anne Arundel County, Maryland, of which it owns three and leases the fourth from a third party.  The current term of the lease expires in July 2015.  There is an option to renew the lease for one more additional five year term.  In addition, the Bank leases office space in Annapolis, Maryland from a third party.  The lease expires January 2016, with the option to renew the lease for one additional five year term.

Item 3.  Legal Proceedings

There are no material pending legal proceedings to which Bancorp, the Bank or any subsidiary is a party or to which any of their property is subject.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 4.1.  Executive Officers of the Registrant

Thomas G. Bevivino, age 57, joined Bancorp in August 2004 as Controller, and served as the Chief Financial Officer of Bancorp and Bank from July, 2005 to February 2012.  Effective December 2011, Mr. Bevivino was promoted to Chief Operating Officer of Bancorp and the Bank, subject to the approval of the FRB and the OCC which approval was received in February 2012.  Mr. Bevivino continued to serve as Chief Financial Officer until a replacement was approved by regulators in February 2012.   Mr. Bevivino was a financial consultant from 2002 until 2004, and served as Chief Financial Officer of Luminant Worldwide Corporation from 1999 until 2002.

Stephen W. Lilly, age 50, joined Bancorp and Bank in November 2011 as Senior Vice President and was appointed as Chief Financial Officer of Bancorp and Bank in February 2012 upon receipt of regulatory approval.  Prior to joining Bancorp, he served as Chief Financial Officer of Bay Vanguard FSB in Baltimore, Maryland.

The biography of Alan J. Hyatt will be contained in the proxy statement for the 2013 Annual Meeting of Shareholders.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Bancorp is traded on the Nasdaq Capital Market under the symbol “SVBI”.  As of March 5, 2013, there were 1,297 stockholders of record of Bancorp’s common stock.

Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016-3572, serves as the Transfer Agent and Registrar for Bancorp.

The following table sets forth the high and low sales prices per share of Bancorp’s common stock for the periods indicated, as reported on the Nasdaq Capital Market:

Quarterly Stock Information

2012				2011
	Stock Price Range		Per Share		Stock Price Range		Per Share
Quarter	Low	High	Dividend	Quarter	Low	High	Dividend
1st	$2.40	$3.98	$-	1st	$3.02	$5.69	$-
2nd	2.19	3.91	-	2nd	3.07	4.99	-
3rd	2.30	3.29	-	3rd	2.09	3.66	-
4th	2.90	3.62	-	4th	2.25	3.17	-

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

Bancorp’s main source of income is dividends from the Bank.  As a result, Bancorp's dividends to its common shareholders now will depend primarily upon OCC and FRB approval and receipt of dividends from the Bank.

Bancorp suspended its common stock dividend in the fourth quarter of 2009 to preserve its capital.

Bancorp’s ability to declare a dividend on its common stock is also limited by the terms of Bancorp’s Series A preferred stock and Series B preferred stock.  Bancorp may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to its common stock in any quarter until the dividend on the Series A preferred stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally, Bancorp may not declare or pay any dividend or distribution on its common stock, and Bancorp may not purchase, redeem or otherwise acquire for consideration any of its common stock, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Series B preferred stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside), subject to certain minor exceptions. Dividends on the Series A preferred stock and Series B preferred stock have not been declared since the first quarter of 2012 because Bancorp did not receive approval from the FRB to pay such dividends.  As of December 31, 2012, the cumulative amount of dividends of the Series B preferred stock in arrears not declared, including interest on unpaid dividends at 5% per annum was $899,000.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the dividend arrearages on its Series B preferred stock have been paid in full.

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

Item 6.  Selected Financial Data

As described in “Explanatory Note Regarding Restatement” above and in Note 2 to the Audited Consolidated Financial Statements beginning on page F-1 for the years ended December 31, 2011 and 2010, Bancorp has restated its financial statements for each of these respective periods to correct the method used to amortize a three year prepayment made in 2009 for Bancorp’s FDIC risk-based insurance assessments.  For information concerning the restatement adjustments in those years, see Note 2 to the Audited Consolidated Financial Statements.

Bancorp has also restated the quarterly financial data for Bancorp for each of the quarters in fiscal 2012, 2011 and 2010, see Note 19 to the Audited Consolidated Financial Statements.

Bancorp has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement.  Historical results are not necessarily indicative of the results to be expected in future periods.

The following summary financial information is derived from the audited financial statements of Bancorp, except as noted below.  The information is a summary and should be read in conjunction with Bancorp’s audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary Financial and Other Data

	At December 31,
	2012	2011	2010	2009	2008
		(restated)	(restated)
	(dollars in thousands, except per share information)
Balance Sheet Data
Total assets	$852,118	$901,163	$962,745	$967,788	$987,651
Total loans, net	651,709	693,303	778,937	814,234	896,459
Investment securities held to maturity	34,066	40,357	27,311	8,031	1,345
Non-performing loans	37,495	31,432	46,164	60,808	54,786
Total non-performing assets	48,936	51,364	67,119	82,382	61,103
Deposits	599,394	652,757	714,776	710,329	683,866
Long-term debt	115,000	115,000	115,000	125,000	153,000
Total liabilities	743,122	794,698	856,443	861,557	863,984
Stockholders’ equity	108,996	106,465	106,302	106,231	123,667
Book value per common share	$8.18	$7.93	$7.91	$7.91	$9.64
Common shares outstanding	10,066,679	10,066,679	10,066,679	10,066,679	10,066,679

Other Data:
Number of:
Full service retail banking facilities	4	4	4	4	4
Full-time equivalent employees	142	127	116	118	106

Summary of Operations

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
		(restated)	(restated)
	(dollars in thousands, except per share information)
Interest income	$39,057	$44,501	$49,533	$52,658	$62,472
Interest expense	12,502	15,587	19,329	26,051	33,503
Net interest income	26,555	28,914	30,204	26,607	28,969
Provision for loan losses	765	4,612	5,744	31,402	7,481
Net interest income (loss) after provision for loan losses	25,790	24,302	24,460	(4,795)	21,488
Non-interest income	4,243	2,510	2,745	2,501	2,791
Non-interest expense	23,647	24,050	24,674	22,862	17,293
Income (loss) before income tax provision (benefit)	6,386	2,762	2,531	(25,156)	6,986
Provision for income taxes (benefit)	2,658	1,210	1,172	(9,928)	2,873
Net income (loss)	$3,728	$1,552	$1,359	$(15,228)	$4,113

Per Share Data:
Basic earnings (loss) per share	$0.22	$(0.02)	$(0.04)	$(1.68)	$0.39
Diluted earnings (loss) per share	$0.22	$(0.02)	$(0.04)	$(1.68)	$0.39
Cash dividends declared per share	$-	$-	$-	$.09	$.24
Weighted number of shares outstanding basic	10,066,679	10,066,679	10,066,679	10,066,679	10,066,679
Weighted number of shares outstanding diluted	10,066,679	10,066,679	10,066,679	10,066,679	10,066,679

Key Operating Ratios

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
		(restated)	(restated)

Performance Ratios:
Return on average assets	0.42%	0.17%	0.14%	(1.54%)	0.43%
Return on average equity	3.50%	1.47%	1.31%	(13.13%)	4.03%
Dividend payout ratio	-%	-%	-%	(5.36%)	61.54%
Net interest margin	3.33%	3.39%	3.40%	2.90%	3.16%
Interest rate spread	3.27%	3.34%	3.36%	2.64%	2.81%
Non-interest expense to average assets	2.69%	2.56%	2.52%	2.32%	1.79%
Efficiency ratio*	66.00%	59.32%	58.14%	61.77%	51.64%

Asset Quality Ratios:
Average equity to average assets	12.11%	11.27%	10.59%	11.76%	10.55%
Nonperforming assets to total assets
at end of period	5.74%	5.70%	6.97%	8.51%	6.19%
Nonperforming loans to total gross
loans at end of period	5.37%	4.23%	5.50%	6.71%	5.63%
Allowance for loan losses to
net loans at end of period	2.68%	3.74%	3.83%	4.24%	1.65%
Allowance for loan losses to
nonperforming loans at end of period	46.61%	82.52%	64.71%	57.05%	27.03%

* The efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income.

Average Balance Sheet
The following table contains for the periods indicated information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	Year Ended December 31,
	2012			2011			2010
	Average			Average			Average
	Volume	Interest	Yield/Cost	Volume	Interest	Yield/Cost	Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$692,831	$38,140	5.50%	$753,926	$43,675	5.79%	$823,410	$49,154	5.97%
Investments (2)	37,084	642	1.73%	36,501	584	1.60%	16,422	223	1.36%
Mortgage-backed securities	630	30	4.76%	752	33	4.43%	1,022	22	2.15%
Other interest-earning assets (3)	66,334	245	0.37%	62,003	209	0.34%	46,383	134	0.29%
Total interest-earning assets	796,879	39,057	4.90%	853,182	44,501	5.22%	887,237	49,533	5.58%
Non-interest earning assets	81,860			85,712			90,240
Total Assets	$878,739			$938,894			$977,477

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$273,817	1,097	0.40%	$284,808	1,894	0.66%	$288,263	3,439	1.19%
Certificates of deposits	354,495	6,444	1.82%	405,147	8,511	2.10%	434,144	10,296	2.37%
Borrowings	139,119	4,961	3.57%	139,119	5,182	3.72%	147,311	5,594	3.80%
Total interest-bearing liabilities	767,431	12,502	1.63%	829,074	15,587	1.88%	869,718	19,329	2.22%
Non-interest bearing liabilities	4,909			4,039			4,246
Stockholders' equity	106,399			105,781			103,513
Total liabilities and stockholders' equity	$878,739			$938,894			$977,477
Net interest income and Interest rate spread		$26,555	3.27%		$28,914	3.34%		$30,204	3.36%
Net interest margin			3.33%			3.39%			3.40%
Average interest-earning assets to
average interest-bearing liabilities			103.84%			102.91%			102.01%
(1) Non-accrual loans are included in the average balances and in the computation of yields.
(2) Bancorp does not have any tax-exempt investment securities.
(3) Other interest earning assets include interest bearing deposits in other banks, federal funds, and FHLB stock investments.

Rate Volume Table

	Year ended December 31, 2012			Year ended December 31, 2011
	vs.			vs.
	Year ended December 31, 2011			Year ended December 31, 2010
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(dollars in thousands)
Interest-earning assets
Loans	$(5,535)	$(3,363)	$(2,172)	$(5,479)	$(4,148)	$(1,331)
Investments	58	9	49	361	273	88
Mortgage-backed securities	(3)	(6)	3	11	(6)	17
Other interest-earning assets	36	15	21	75	45	30
Total interest income	(5,444)	(3,345)	(2,099)	(5,032)	(3,836)	(1,196)

Interest-bearing liabilities
Savings and checking deposits	(797)	(73)	(724)	(1,783)	(47)	(1,736)
Certificates of deposits	(2,067)	(1,064)	(1,003)	(1,547)	(655)	(892)
Borrowings	(221)	-	(221)	(412)	(311)	(101)
Total interest expense	(3,085)	(1,137)	(1,948)	(3,742)	(1,013)	(2,729)

Net change in net interest income	$(2,359)	$(2,208)	$(151)	$(1,290)	$(2,823)	$1,533

(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Bancorp has restated its consolidated financial statements for fiscal years 2010 and 2011 contained in Bancorp’s Annual Reports on Form 10-K for those years, and unaudited interim consolidated financial statements contained in Bancorp’s Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2010, 2011 and 2012, June 30, 2010, 2011 and 2012, and September 30, 2010, 2011 and 2012 to correct the method used to amortize a three year prepayment made in 2009 for Bancorp’s FDIC risk-based insurance assessment.  In 2009, Bancorp paid an estimated assessment in advance for fiscal years 2010, 2011 and 2012 based on the level of net assets as of June 30, 2009, and began expensing the prepayment evenly over the three year period covered by the prepayment.  Management determined that this method of amortization was incorrect and that it should have amortized the prepayment based on the actual reduced level of net assets over that period.  This error was discovered by management during the course of its preparation of the 2012 year-end financial statements and audit.  For more information, see “Explanatory Note Regarding Restatement” above and Note 2 – Restatement of Financial Statements in the accompanying consolidated financial statements.  For information regarding the restated quarterly financial data for Bancorp for each of the quarters in the 2012, 2011 and 2010 fiscal years, see Note 19 to the accompanying consolidated financial statements.

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

Bancorp has experienced improved earnings from those experienced during the second half of 2008 and all of 2009 as it continues to see some improvement in the national and local economic environment. Management believes that Bancorp’s 2012, 2011 and 2010 results, while significantly better than 2009, do not mean that it will not continue to experience the challenges it and many other financial institutions faced in 2008 and 2009 as a result of the economic recession. Those challenges, including increased loan delinquencies and a decrease in the demand for certain loan products including construction, development, and land acquisition loans, continue to show signs of improvement from 2008 and 2009. However, continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the recession, including job losses and other factors, have continued to affect Bancorp’s borrowers. Management believes that this economic deterioration has continued to be stable in 2012 since having stabilized somewhat in 2010 which has resulted in stabilization in loan delinquencies from 2009 levels. While the interest rate spread between Bancorp’s cost of funds and what it earns on loans has increased from 2009 levels, competition for new loans and deposits remains strong.  The slight decrease in interest rate spread in 2012 compared to 2011 was caused in part by the decrease in interest rates earned on loans outpacing the decrease in interest rates paid on deposits and other borrowings.

Bancorp’s total loan portfolio has decreased from 2011 and Bancorp has experienced a modest decrease in loan delinquencies, which resulted in the allowance for loan losses decreasing from 2011. The decrease in the allowance was primarily due to $4.4 million charge offs of impaired collateral dependent loans. Bancorp has seen a decrease in the level of foreclosed real estate expenses in 2012 as compared to 2011 due to fewer loans going to foreclosure.

Bancorp expects to experience continued improvement in market conditions in 2013, as the effects of the economic downturn continue to improve and as the employment environment in its market improves.  However, if interest rates increase, demand for borrowing may remain low and Bancorp’s interest rate spread could decrease. Bancorp will continue to manage loan and deposit pricing against the risks of rising costs of its deposits and borrowings. Interest rates are outside the control of Bancorp, so it must attempt to balance its pricing and duration of its loan portfolio against the risks of rising costs of its deposits and borrowings.

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

On November 23, 2009, Bancorp and the Bank each entered into a supervisory agreement with the OTS which primarily addressed the issues identified in the OTS’ reports of examination of Bancorp’s and the Bank’s operations and financial condition in 2009.  The Bank’s supervisory agreement is now enforced by the OCC and Bancorp’s by FRB.  See “Item 1. Business – Supervisory Agreements” for more information.

Critical Accounting Policies and Recent Accounting Pronouncements

   Bancorp’s significant accounting policies and recent accounting pronouncements are set forth in Note 1 of the consolidated financial statements which are included elsewhere in this Form 10-K.  Of these significant accounting policies, Bancorp considers the policies regarding the allowance for loan losses and valuation of foreclosed real estate to be its most critical accounting policies, given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations.  In addition, changes in economic conditions can have a significant impact on real estate values of underlying collateral affecting the allowance for loan losses and therefore the provision for loan losses and results of operations as well as the valuation of foreclosed real estate.  Bancorp has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  Bancorp’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

Financial Condition

Total assets decreased by $49,045,000, or 5.4%, at December 31, 2012 to $852,118,000, compared to the restated amount of $901,163,000 at December 31, 2011.  The following discusses the material changes between the December 31, 2012 and 2011 statements of financial condition.

Cash

Cash and cash equivalents increased by $6,002,000, or 6.9%, at December 31, 2012 to $93,392,000, compared to $87,390,000 at December 31, 2011.  This increase was primarily due to management’s decision to increase liquidity to offset any potential decreases in customer deposits due to the low interest rate environment.  This was achieved by retaining more customer deposits than necessary given the lower loan demand and loan payoffs.

Investments

Investment securities held to maturity decreased by $6,291,000, or 15.6%, at December 31, 2012 to $34,066,000, compared to $40,357,000 at December 31, 2011.  This decrease was primarily due to management’s decision to not purchase US Treasury and agency securities to replace securities which matured in 2012.

Loans

Loans Held For Sale.  Loans held for sale increased by $6,988,000, or 169.3% at December 31, 2012 to $11,116,000, compared to $4,128,000 at December 31, 2011.  This increase was primarily due to the increased volume of loans originated to be sold and to the timing of loans pending sale as of December 31, 2012 compared to as of December 31, 2011.

Loans Receivable.  Total loans receivable, net decreased by $41,594,000, or 6.0% at December 31, 2012, to $651,709,000, compared to $693,303,000 at December 31, 2011.  The decrease in the loan portfolio was a result of decreased loan demand from the economic slowdown.   In addition, the allowance for loan losses decreased by $8,460,000, or 32.6%, at December 31, 2012 to $17,478,000, compared to $25,938,000 at December 31, 2011.  The decrease in the allowance was primarily due to $4.4 million charge offs of impaired collateral dependent loans and a decrease in loans receivable and an improvement in loan delinquencies.

Foreclosed Real Estate

Foreclosed real estate decreased by $8,491,000, or 42.6%, at December 31, 2012 to $11,441,000, compared to $19,932,000 at December 31, 2011.  This decrease was primarily due to foreclosed properties being sold and additional write downs taken partially offset by new loan foreclosures.

Premises and Equipment

Premises and equipment decreased by $770,000, or 2.8%, at December 31, 2012 to $26,448,000, compared to $27,218,000 at December 31, 2011.  This decrease was primarily due to the annual depreciation of the premises and equipment with minimal new fixed assets added throughout 2012.

Other Assets

Other assets decreased by $4,466,000, or 20.4%, at December 31, 2012 to $17,426,000, compared to the restated amount of $21,892,000 at December 31, 2011.  This decrease was primarily due to decreases in net deferred income taxes of $2,204,000 and accrued interest receivable of $910,000 in 2012.

Liabilities

Deposits.  Total deposits decreased by $53,363,000, or 8.2%, at December 31, 2012 to $599,394,000, compared to $652,757,000 at December 31, 2011.  This decrease was primarily attributable to decreases in certificates of deposits of $64,148,000 and passbooks of $12,897,000 partially offset by increases in NOW accounts of $15,486,000 due to management’s decision to actively promote its demand deposits.

FHLB-Atlanta Advances.  FHLB-Atlanta advances at December 31, 2012 were $115,000,000, which was unchanged from December 31, 2011.  There were no contractual advance payoffs scheduled during 2012 and no additional advances were needed as cash increased during the year from the proceeds from loan payoffs.

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

Junior Subordinated Debt Securities Due 2035.  As of December 31, 2012, Bancorp had outstanding approximately $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR (0.34% December 31, 2012) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

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

Subordinated Notes and Series A Preferred Stock.  On November 15, 2008, Bancorp completed a private placement offering consisting of a total of 70 units, at an offering price of $100,000 per unit, for gross proceeds of $7,000,000. Each unit consists of 6,250 shares of Bancorp's Series A 8.0% Non-Cumulative Convertible Preferred Stock and Bancorp's Subordinated Note in the original principal amount of $50,000. The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  As permitted under the terms of the Subordinated Notes, Bancorp has deferred three interest payments on the Subordinated Notes.  As of December 31, 2012, the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $381,000.

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

The Series B Preferred Stock qualifies as Tier 1 capital and will pay cumulative compounding dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series B Preferred Stock may be redeemed by Bancorp.

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

Standby letters of credit, which are obligations of Bancorp to guarantee performance of borrowers to governmental entities, increased $990,000, or 6.5%, as of December 31, 2012 to $16,309,000, compared to $15,319,000 as of December 31, 2011. In 2012, Bancorp experienced an increase in demand from its borrowers for letter of credit requirements.

Unadvanced construction loans decreased $2,416,000, or 13.4%, as of December 31, 2012 to $15,598,000, compared to $18,014,000 as of December 31, 2011. This decrease was primarily the result of the funding of existing construction loan obligations outpacing new construction loan originations.

Home equity lines of credit decreased $1,598,000, or 10.9%, as of December 31, 2012 to $13,025,000, compared to $14,623,000 as of December 31, 2011.  This decrease was primarily due to lower customer demand for home equity loans in 2012.  Home equity lines of credit allow the borrowers to draw funds up to a specified loan amount, from time to time.  Bancorp’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

Mortgage loan commitments increased $12,542,000, or 1,184.3%, as of December 31, 2012 to $13,601,000, compared to $1,059,000 as of December 31, 2011. This increase was primarily due to the timing of loan commitments booked at year end.  Loan commitments are obligations of Bancorp to provide loans, and such commitments are made in the usual course of business.

Lines of credit, which are obligations of Bancorp to fund loans made to certain borrowers, decreased $45,000, or 0.1%, to $31,480,000 as of December 31, 2012, compared to $31,525,000 as of December 31, 2011.  The decrease was a result of slightly lower demand for this type of loan product during 2012.  Bancorp’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

Loans sold and serviced with limited repurchase provisions increased $14,033,000, or 79.9% as of December 31, 2012 to $31,591,000, compared to $17,558,000 as of December 31, 2011.  This increase was the result of a greater volume of loans sold in the secondary market in 2012.

Bancorp uses the same credit policies in making commitments and conditional obligations as it does for its on-balance sheet instruments.

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011.

General.  Bancorp’s net income for the year ended December 31, 2012 was $3,728,000, or income of $0.22 per share diluted after giving effect to dividends paid on preferred stock and amortization of discount on preferred stock.  This compared to net income of $1,552,000, or a loss of $(0.02) per share diluted in 2011.  This increase of $2,176,000 was primarily the result of the economic environment Bancorp experienced in 2012 compared to 2011, including an increase in total other income, a decrease in net interest income, a decrease in the provision for loan losses, an increase in mortgage banking activities and an increase in income tax provision.

Net Interest Income.  Net interest income (interest earned net of interest charges) decreased $2,359,000, or 8.2%, to $26,555,000 for the year ended December 31, 2012, compared to $28,914,000 for the year ended December 31, 2011.  This decrease was primarily due to a decrease in Bancorp’s loan volume and to a decrease in the interest rate spread.  Bancorp’s interest rate spread decreased by 0.07% to 3.27% for the year ended December 31, 2012, compared to 3.34% for the year ended December 31, 2011.  This decrease was the result of interest rates earned on Bancorp’s loan portfolio decreasing faster than the decrease in interest rates paid on Bancorp’s interest bearing liabilities. In addition, Bancorp’s non-accrual loans increased from $31,432,000 at December 31, 2011 to $37,495,000 at December 31, 2012. This resulted in $1,964,000 of interest income not recorded on non-accrual loans in 2012, compared to $2,083,000 of unrecorded interest in 2011. Bancorp discontinues the accrual of interest on all non-accrual loans, at which time all previously accrued but uncollected interest is deducted from income. Bancorp is uncertain whether it will be able to further reduce the interest rate paid on its interest bearing liabilities by attracting lower cost deposits, due to the general expectation of continued increased competition for deposit accounts.

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

The total allowance for loan losses decreased $8,460,000, or 32.6%, to $17,478,000 as of December 31, 2012, compared to $25,938,000 as of December 31, 2011. The decrease in the allowance was due to a modification of the Bank’s loan classification and charge off practice to more closely align it to those of other institutions regulated by the OCC which caused the Bank to charge off loans earlier than it previously had done.  The classification of loan impairment as “loss” is now based upon a confirmed expectation for loss, rather than simply equating impairment with a “loss” classification by default.  For loans primarily secured by real estate, the expectation for loss is generally confirmed when: (a) impairment is identified on a loan individually evaluated in the manner described below and, (b) the loan is presumed to be collateral-dependent such that the source of loan repayment is expected to arise solely from sale of collateral securing the application loan. Impairment identified on non-collateral-dependent loans may or may not be eligible for a “loss” classification depending upon the other salient facts and circumstances that affect the manner and likelihood of loan repayment. However, loan impairment that is classified as “loss” is now charged off against the allowance for loan losses concurrent with that classification rather than deferring the charge off of confirmed losses until they are “realized”.  During the year ended December 31, 2012, the provision for loan losses was $765,000 compared to $4,612,000 for the year ended December 31, 2011.  This decrease of $3,847,000, or 83.4%, was a result of management’s decision that less of a provision for loan losses was needed for the level of inherent risk in its portfolio as of December 31, 2012 as compared to December 31, 2011.

Bancorp’s total loan portfolio has decreased from 2011.  In addition, Bancorp has experienced a modest decrease in loan delinquencies, which contributed to the decision to reduce the provision for loan losses from 2011. Management believes that Bancorp will continue to experience improvement in the challenges faced by many financial institutions resulting from the slowdown in the economy and real estate markets.

Other Income and Non Interest Expenses.  Total other income increased $1,733,000, or 69.0%, to $4,243,000 for 2012 compared to $2,510,000 for 2011.

Revenues from mortgage banking activities increased $1,489,000, or 258.5%, to $2,065,000 for the year ended December 31, 2012, compared to $576,000 for the year ended December 31, 2011. This increase was primarily a result of the market conditions which affected our ability to originate loans to be sold in the secondary market.

Real estate commissions decreased $13,000, or 2.0%, to $644,000 for the year ended December 31, 2012, compared to $657,000 for the year ended December 31, 2011. This decrease was primarily the result of a slight decrease in commercial sales and leasing in 2012 compared to 2011.

Real estate management fees increased $30,000, or 4.8%, to $655,000 for the year ended December 31, 2012, compared to $625,000 for the year ended December 31, 2011.  This increase was primarily due to an increase in properties managed in 2012 compared to 2011.

Other non-interest income increased $227,000, or 34.8%, to $879,000 for the year ended December 31, 2012, compared to $652,000 for the year ended December 31, 2011. This increase was primarily due to higher credit report fees partially offset by lower ATM surcharges fees, letter of credit fees, savings charges, and NSF fees.

Total non-interest expense decreased $403,000, or 1.7%, to $23,647,000 for 2012 compared to $24,050,000 for 2011.

Compensation and related expenses increased $1,751,000, or 17.2%, to $11,906,000 for the year ended December 31, 2012, compared to $10,155,000 for the year ended December 31, 2011. This increase was primarily the result of the hiring additional personnel in 2012 and the resulting compensation for these employees in 2012 compared to 2011.  As of December 31, 2012, Bancorp had 142 full-time equivalent employees compared to 127 at December 31, 2011.

Occupancy expense decreased $507,000, or 40.7%, to $740,000 for the year ended December 31, 2012, compared to $1,247,000 for the year ended December 31, 2011.  This decrease was primarily due to lower maintenance costs incurred at Bancorp’s headquarters.

Foreclosed real estate expenses, net decreased $2,090,000, or 38.6%, to $3,319,000 for the year ended December 31, 2012, compared to $5,409,000 for the year ended December 31, 2011.  This decrease was primarily due to a decrease in loans foreclosed on, lower write downs taken on foreclosed property and lower expenses associated with the maintenance of foreclosed properties in 2012 compared to 2011.

Legal fees decreased $159,000, or 17.6%, to $746,000 for the year ended December 31, 2012, compared to $905,000 for the year ended December 31, 2011.  This decrease was primarily due to a decrease in fees associated with loan foreclosures and loan collections in 2012 compared to 2011.

The FDIC assessment decreased $226,000, or 13.5%, to $1,444,000 for the year ended December 31, 2012, compared to $1,670,000 for the year ended December 31, 2011. This decrease was primarily the result of restating the prepaid risk-based assessment expense charged by the FDIC in 2012 due to a decrease in net assets.

Other non-interest expense increased $828,000, or 17.8%, to $5,492,000 for the year ended December 31, 2012, compared to $4,664,000 for the year ended December 31, 2011. This increase was primarily the result of an increase in credit reports, home refinancing leads, office expense, marketing, advertising and online charges partially offset by lower stock and foreclosure expenses.

Income Taxes.  Income taxes increased $1,448,000, to an income tax expense of $2,658,000 compared to income tax expense of $1,210,000 for the year ended December 31, 2011. The effective tax rate for the years ended December 31, 2012 and 2011 was 41.6% and 43.8%, respectively.

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010.

General.  Bancorp’s net income for the year ended December 31, 2011 was $1,552,000, or a loss of $(0.02) per share diluted after giving effect to dividends paid on preferred stock and amortization of discount on preferred stock.  This compared to net income of $1,359,000, or a loss of $(0.04) per share diluted in 2010.  This increase of $193,000 was primarily the result of the economic environment Bancorp experienced in 2011 compared to 2010, including a decrease in net interest income, a decrease in the provision for loan losses, a decrease in income tax provision and a decrease in non-accrual loans.

Net Interest Income.  Net interest income (interest earned net of interest charges) decreased $1,290,000, or 4.3%, to $28,914,000 for the year ended December 31, 2011, compared to $30,204,000 for the year ended December 31, 2010.  This decrease was primarily due to a decrease in Bancorp’s loan volume. Bancorp’s interest rate spread decreased by 0.02% to 3.34% for the year ended December 31, 2011, compared to 3.36% for the year ended December 31, 2010. This decrease was the result of interest rates earned on Bancorp’s loan portfolio decreasing faster than the decrease in interest rates paid on Bancorp’s interest bearing liabilities. In addition, Bancorp’s non-accrual loans decreased from $46,164,000 at December 31, 2010 to $31,432,000 at December 31, 2011.  This resulted in $2,083,000 of interest income not recorded on non-accrual loans in 2011, compared to $2,306,000 of unrecorded interest in 2010.

Provision for Loan Losses.   The total allowance for loan losses decreased $3,933,000, or 13.2%, to $25,938,000 as of December 31, 2011, compared to $29,871,000 as of December 31, 2010.  The decrease in the allowance was due to a decrease in loans receivable, an improvement in loan delinquencies and non-accrual loans offset in part by an increase in impaired loans primarily due to a slowdown in foreclosed loans transferred to foreclosed real estate. During the year ended December 31, 2011, the provision for loan losses was $4,612,000 compared to $5,744,000 for the year ended December 31, 2010.  This decrease of $1,132,000, or 19.7%, was a result of management’s determination that less of a provision for loan losses was needed for the level of inherent risk in its portfolio for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Other Income and Non-Interest Expenses.  Total other income decreased $235,000, or 8.6%, to $2,510,000 for 2011 compared to $2,745,000 for 2010.

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

Total non-interest expense decreased $624,000, or 2.5%, to $24,050,000 for 2011 compared to $24,674,000 for 2010.

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

The FDIC assessment decreased $278,000, or 14.3%, to $1,670,000 for the year ended December 31, 2011, compared to $1,948,000 for the year ended December 31, 2010.  This decrease was primarily the result of restating the prepaid risk-based assessment expense charged by the FDIC in 2011 due to a decrease in net assets.

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

Income Taxes.  Income taxes increased $38,000, to an income tax expense of $1,210,000 compared to income tax expense of $1,172,000 for the year ended December 31, 2010.  The effective tax rate for the years ended December 31, 2011 and 2010 was 43.8% and 46.3%, respectively.

Liquidity and Capital Resources

In 2012, Bancorp’s sources of liquidity were loan repayments, maturing investments, deposits, borrowed funds, and the sale of loans.  Bancorp considers core deposits stable funding sources and includes all deposits, except time deposits of $100,000 or more.  At December 31, 2012, core deposits equaled 77% of total deposits.  The Bank’s experience has been that a substantial portion of certificates of deposit renew at time of maturity and remain on deposit with the Bank.  Additionally, loan payments, maturities, deposit growth and earnings contributed to Bancorp’s flow of funds.

In addition to its ability to generate deposits, Bancorp has external sources of funds, which may be drawn upon when desired.  The primary source of external liquidity is an available line of credit with the FHLB-Atlanta.  The Bank’s credit availability under the FHLB of Atlanta’s credit availability program was $171,060,000 at December 31, 2012, of which $115,000,000 was outstanding.  The Bank is able to borrow up to 20% of total assets.

The maturities of these long-term advances at December 31, 2012 were as follows (dollars in thousands):

Rate	Amount	Maturity
-%	$-	2013
-%	-	2014
-%	-	2015
1.81% to 1.83%	15,000	2016
2.43% to 4.05%	70,000	2017
2.580% to 4.00%	50,000	Thereafter
	$115,000

As of December 31, 2012, Bancorp had outstanding an aggregate of $24,119,000 principal amount of subordinated debt, consisting of the 2035 Debentures and the Subordinated Notes.  The 2035 Debentures total $20,619,000, pay interest quarterly at a floating rate of interest of 3-month LIBOR (0.34% December 31, 2012) plus 200 basis points, and mature on January 7, 2035.  The Subordinated Notes total $3,500,000 and pay interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.

As of December 31, 2012, Bancorp had $13,601,000 outstanding in loan commitments, and unadvanced construction commitments of $15,598,000 which Bancorp expects to fund from the sources of liquidity described above.  These amounts do not include undisbursed lines of credit, home equity lines of credit and standby letters of credit, in the aggregate amount of $60,814,000 at December 31, 2012, which Bancorp anticipates it will be able to fund, if required, from these liquidity sources in the regular course of business.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity.  As of December 31, 2012, Bancorp had no material commitments for capital expenditures.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject.
We anticipate that our primary sources of liquidity in fiscal 2013 will be from loan repayments, maturing investments, deposits, borrowed funds, and the sale of loans. We believe that these sources of liquidity will be enough for Bancorp to meet its liquidity needs over the next twelve months.  Cash generated from these liquidity sources may be affected by a number of factors. See “Risk Factors” for a discussion of the factors that can negatively impact the amount of cash we could receive.

Contractual Obligations

The following table contains, for the periods indicated, information regarding the financial obligations owing by Bancorp under contractual obligations.

	Payments due by period (dollars in thousands)
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years

Long-term borrowings	$115,000	$-	$-	$85,000	$30,000

Subordinated debentures	24,119	-	-	-	24,119

Operating lease obligations	271	97	174	-	-

Certificates of Deposit	318,955	151,535	123,426	43,994	-

Total	$458,345	$151,632	$123,600	$128,994	$54,119

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

Exposure to interest rate risk is actively monitored by Bancorp’s management.  Its objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments.  Bancorp uses the BankersGPS model to monitor its exposure to interest rate risk, which calculates changes in the economic value of equity (“EVE”).  The following table represents Bancorp’s EVE at December 31, 2012.  The EVE was calculated based upon information provided to the OCC.

ECONOMIC VALUE OF EQUITY (EVE)
			Economic Value of Equity
Change In Rates		$ Amount	$ Change	% Change

+400	bp	144,039	18,459	14.7%
+300	bp	138,323	12,743	10.1%
+200	bp	134,041	8,461	6.7%
+100	bp	130,068	4,488	3.6%
0	bp	125,580
-100	bp	124,410	(1,170)	(0.9)%
-200	bp	123,630	(1,950)	(1.6)%
-300	bp	123,544	(2,036)	(1.6)%
-400	bp	122,244	(1,336)	(1.1)%

         The above table suggests that if interest rates rise 100 bps, Bancorp’s market value of equity would increase in value by $4,488,000.

Item 8.  Financial Statements and Supplementary Data

Financial statements and supplementary data are included herein at pages F-1 through F-53, and incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures,

Under the supervision and with the participation of Bancorp's management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2012. Disclosure controls and procedures are defined in Rule 13a-15(e) under the Securities Exchange Act as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the period covered by this report, Bancorp’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting discussed below.

Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Bancorp’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.  Based on that evaluation, there was such a change during the quarter ended December 31, 2012 because of the material weakness in our internal control over financial reporting discussed below.

Management’s Report on Internal Control over Financial Reporting

Bancorp is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report.  The consolidated financial statements and notes included in this annual report have been prepared in conformity with accounting principles generally accepted in the United States of America, and as such, include some amounts that are based on management’s best estimates and judgments.

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

Management assessed the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2012.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on its assessment, management concluded that as of December 31, 2012, Bancorp’s internal control over financial reporting was not effective because of the material weakness described below.  A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Bancorp’s annual or interim financial statements will not be prevented or detected on a timely basis.

In the preparation of Bancorp’s December 31, 2012 audited financial statements, management found an error in the method of amortization being used to account for its FDIC prepaid insurance assessment which resulted in a material misstatement for years ended December 31, 2011 and 2010 and quarterly periods in each of 2010, 2011 and 2012.  In 2009, Bancorp paid an estimated FDIC insurance assessment in advance for fiscal years 2010, 2011 and 2012 based on the level of net assets as of June 30, 2009, and began expensing the prepayment evenly over the three year period covered by the prepayment.  During the course of the preparation of the 2012 year-end financial statements and audit, management determined that this method of amortization was incorrect and that Bancorp should have amortized the prepayment based on the actual reduced level of net assets over that period.  Accordingly, management has determined that this control deficiency constituted a material weakness.  Management has corrected the error and restated prior year financial statements and related information for those periods within this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

Management will recommend to the Audit Committee of the Company’s Board of Directors certain actions to  remediate the material weakness in its internal controls over financial reporting that include (i) the addition of more experienced accounting staff at Bancorp, (ii) a formal training program for all accounting and finance personnel, so that they remain current with accounting rules, regulations and trends, (iii) a thorough review of the finance and accounting department to ensure that the areas of responsibilities are properly matched to the staff competencies and that the lines of communication and processes are as effective as possible and (iv) a thorough review of the processes and procedures used in the Bancorp’s prepaid expense accounting.

Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Bancorp’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.  Based on that evaluation, there were no such changes during the quarter ended December 31, 2012.

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

Based on the considerations set forth above, at its meeting on November 6, 2012, the Compensation Committee did not approve bonuses for the Bank’s executive officers for fiscal year 2012. In addition, the Compensation Committee decided to not change the annual base salaries of the Bank’s executive officers for fiscal year 2013. Therefore, Mr. Hyatt’s, Mr. Bevivino’s and Mr. Lilly’s 2013 base salary will remain at $372,000, $225,000 and $120,000, respectively.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Reference is made to the section captioned “Discussion of Proposals Recommended by the Board - Proposal 1:  Election of Directors” in Bancorp's Proxy Statement relating to the 2013 Annual Stockholders Meeting (“Proxy Statement”), and the information contained in item 4.1 of this Form 10-K,  for the information required by this Item, which is hereby incorporated by reference.

Reference is made to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in Bancorp’s Proxy Statement for the information required by this Item, which is hereby incorporated by reference.

Bancorp has adopted a code of ethics that applies to its employees, including its chief executive officer, chief financial officer, and persons performing similar functions and directors.  A copy of the code of ethics is filed as an exhibit to Bancorp’s Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 25, 2004.  Bancorp intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any future amendments to a provision of its code of ethics by posting such information on Bancorp’s website: www.severnbank.com.

Item 11.  Executive Compensation

Reference is made to the section captioned “Executive and Director Compensation” in Bancorp's Proxy Statement for the information required by this Item, which is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the section captioned “Stock Ownership,” in Bancorp's Proxy Statement for the information required by this Item, which is hereby incorporated by reference.  The following table provides certain information as of December 31, 2012 with respect to Bancorp’s equity based compensation plans.

	Number of		Number of
	securities to be		securities
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding	outstanding	under equity
	options, warrants	options, warrants	compensation
Plan Category	and rights	and rights	plans
Equity compensation
plan approved by
security holders	81,000	$4.23	541,501
Equity compensation
plans not approved by
security holders	-	-	-
Total	81,000	$4.23	541,501

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)                The following consolidated financial statements of Bancorp and its wholly owned subsidiaries are filed as part of this report:

1.           Financial Statements

•	Report of ParenteBeard LLC, independent registered public accounting firm.
•	Consolidated statements of financial condition at December 31, 2012 and December 31, 2011
•	Consolidated statements of operations for the years ended December 31, 2012, 2011, and 2010
•	Consolidated statements of cash flows for the years ended December 31, 2012, 2011, and 2010
•	Consolidated statements of stockholders’ equity for the years ended December 31, 2012, 2011 and 2010
•	Notes to consolidated financial statements

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

101
The following financial statements from Severn Bancorp, Inc. Annual Report on Form 10-K as of December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

SEVERN BANCORP, INC.
March 14, 2013	/s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2013	/s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board,
President, Chief Executive Officer
and Director

March 14, 2013	/s/ Stephen W. Lilly
Stephen W. Lilly, Senior Vice
President, Chief Financial Officer

March 14, 2013	/s/ Konrad M. Wayson
Konrad M. Wayson, Director
Vice Chairman of the Board

March 14, 2013	/s/ Raymond S. Crosby
Raymond S. Crosby, Director

March 14, 2013	/s/ James H. Johnson, Jr.
James H. Johnson, Jr., Director

March 14, 2013	/s/ David S. Jones
David S. Jones, Director

March 14, 2013	/s/ Eric M. Keitz
Eric M. Keitz, Director

March 14, 2013	/s/ John A. Lamon III
John A. Lamon III, Director

March 14, 2013	/s/ Albert W. Shields
Albert W. Shields, Director

March 14, 2013	/s/ Mary Kathleen Sulick
Mary Kathleen Sulick, Director