Form 10-Q
period 2013-03-31
SEVERN BANCORP INC
filed 2013-05-08
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on May 8, 2013: 10,066,679 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

PART I– FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$45,294	$52,781
Interest-bearing deposits in other banks	40,898	40,611
Federal funds sold	16,862	-
Cash and cash equivalents	103,054	93,392
Investment securities held to maturity	31,940	34,066
Loans held for sale	12,037	11,116
Loans receivable, net of allowance for loan losses of
$15,465 and $17,478, respectively	638,130	651,709
Premises and equipment, net	26,504	26,448
Foreclosed real estate	14,895	11,441
Federal Home Loan Bank stock, at cost	6,190	6,520
Accrued interest receivable and other assets	16,848	17,426

Total assets	$849,598	$852,118

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$593,900	$599,394
Long-term borrowings	115,000	115,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	7,230	4,609

Total liabilities	740,249	743,122

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized;
Preferred stock series “A”, 437,500 shares issued and outstanding	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized;
10,066,679 shares issued and outstanding	101	101
Additional paid-in capital	75,086	74,996
Retained earnings	34,158	33,895

Total stockholders' equity	109,349	108,996

Total liabilities and stockholders' equity	$849,598	$852,118

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)
	For the Three Months Ended
	March 31,
	2013	2012

Interest Income
Loans, including fees	$8,694	$10,037
Securities, taxable	151	174
Other	68	54
Total interest income	8,913	10,265

Interest Expense
Deposits	1,255	2,250
Long-term borrowings and subordinated debentures	1,060	1,302
Total interest expense	2,315	3,552

Net interest income	6,598	6,713
Provision for loan losses	320	465
Net interest income after provision for loan losses	6,278	6,248

Other Income
Mortgage banking activities	1,081	375
Real estate commissions	112	208
Real estate management fees	166	144
Other	213	163
Total other income	1,572	890

Non-Interest Expenses
Compensation and related expenses	3,524	3,060
Occupancy	205	175
Foreclosed real estate expenses, net	902	1,217
Legal fees	190	135
FDIC assessments and regulatory expense	342	364
Other	1,622	1,187
Total non-interest expenses	6,785	6,138

Income before income tax provision	1,065	1,000
Income tax provision	444	423
Net income	$621	$577
Amortization of discount on preferred stock	(68)	(68)
Dividends on preferred stock	(292)	(362)
Net income available to common stockholders	$261	$147
Basic income per share	$0.03	$0.01
Diluted income per share	$0.03	$0.01

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2013	2012

Cash Flows from Operating Activities

Net income	$621	$577
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of deferred loan fees	(227)	(289)
Net amortization of premiums and
discounts	50	49
Provision for loan losses	320	465
Provision for depreciation	266	275
Provision for foreclosed real estate losses	574	1,209
Gain on sale of loans	(1,081)	(375)
Loss (gain) on sale of foreclosed real estate	9	(329)
Proceeds from loans sold to others	37,970	25,257
Loans originated for sale	(37,810)	(25,640)
Stock-based compensation expense	24	11
Deferred income tax expense	78	422
Decrease in accrued interest receivable
and other assets	500	317
Increase in accrued interest payable and other liabilities	2,329	2,006

Net cash provided by operating activities	3,623	3,955

Cash Flows from Investing Activities

Purchase of investment securities held to maturity	-	(1,045)
Proceeds from maturing investment securities held to maturity	2,000	1,000
Principal collected on mortgage-backed securities held to maturity	76	5
Net decrease in loans	9,057	12,726
Proceeds from sale of foreclosed real estate	677	3,776
(Investment in) divestiture of foreclosed real estate	(285)	23
Investment in premises and equipment	(322)	(3)
Redemption of Federal Home Loan Bank stock	330	-
Net cash provided by investing activities	11,533	16,482

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For the Three Months Ended March 31,
	2013	2012

Cash Flows from Financing Activities

Net decrease in deposits	(5,494)	(2,284)
Series “A” preferred stock dividend paid	-	(70)
Series “B” preferred stock dividend paid	-	(292)

Net cash used in financing activities	(5,494)	(2,646)

Increase in cash and cash equivalents	9,662	17,791
Cash and cash equivalents at beginning of year	93,392	87,390

Cash and cash equivalents at end of period	$103,054	$105,181

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest	$2,275	$3,581

Income taxes	$-	$2

Transfer of loans to foreclosed real estate	$4,429	$4,600

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Restated Information

Certain amounts in the March 31, 2012 unaudited consolidated financial statements and notes to the unaudited consolidated financial statements have been restated to reflect the changes reported in Bancorp’s Form 10-K filed with the SEC on March 14, 2013.

Note 2 - Principles of Consolidation

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

Note 3 - Basis of Presentation

Bancorp follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”.  The FASB sets generally accepted accounting principles in the United States (“GAAP”) that Bancorp follows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013 or any other interim period.  The unaudited consolidated financial statements for the three months ended March 31, 2013 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

Note 4 - Cash Flow Presentation

In the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Home Loan Bank of Atlanta (“FHLB Atlanta”) overnight deposits, and federal funds sold. Generally, federal funds are sold for one-day periods.

Note 5 – Reclassifications

Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  Except as referred to in Note 1, such reclassifications had no impact on net income.

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

Not included in the diluted earnings per share calculation for the three month periods ended March 31, 2013 and March 31, 2012, because they were anti-dilutive, were 20,000 and 100,000 shares, respectively, of common stock issuable upon exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.

	Three Months Ended March 31,
	2013	2012
Common shares – weighted average (basic)	10,066,679	10,066,679
Common share equivalents – weighted average	33,775	-
Common shares – diluted	10,100,454	10,066,679

Note 7 - Guarantees

Bancorp does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  See Note 11.

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

	Actual	Actual	To Be Well Capitalized Under
	at March 31 2013	at December 31, 2012	Prompt Corrective Provisions
Tangible (1)	14.7%	14.6%	N/A
Tier 1 Capital (2)	19.9%	19.6%	6.0%
Core (1)	14.7%	14.6%	5.0%
Total Capital (2)	21.2%	20.8%	10.0%

         (1) To adjusted total assets.
           (2) To risk-weighted assets.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 8 - Regulatory Matters - Continued

On April 23, 2013, the Bank was notified by the OCC that the OCC established minimum capital ratios for the Bank requiring it to immediately maintain a Tier 1 Leverage Capital Ratio to Adjusted Total Assets of at least 10% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 15%.

Note 9 - Stock-Based Compensation

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

On January 2, 2013, Bancorp granted 125,000 options to certain officers and employees to purchase shares of Bancorp’s stock at a price of $3.37 per share.  The options vest over a five year period from the date of grant.

The stock-based compensation expense amounts were derived using the Black-Scholes option-pricing model.  The following weighted average assumptions were used to value options granted in the current period presented:

Expected life of options (in years)	5.00
Risk-free interest rate	1.48%
Expected volatility	70.02%
Expected dividend yield	-%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because Bancorp’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 9 - Stock-Based Compensation - Continued

There were 125,000 options granted during the three months ended March 31, 2013 and no options granted during the three months ended March 31, 2012.

Stock-based compensation expense for the three months ended March 31, 2013 and 2012 totaled $24,000 and $11,000, respectively. There were no options exercised during the three months ended March 31, 2013 or the three months ended March 31, 2012.

Information regarding Bancorp’s stock-based compensation plan as of and for the three months ended March 31, 2013 is as follows:
	2013
		Weighted Average
	Shares	Price
Options outstanding, December 31, 2012	81,000	$4.23
Options granted	125,000	$3.37
Options exercised	-	-
Options forfeited	2,000	$4.13
Options outstanding, March 31, 2013	204,000	$3.70
Options exercisable, March 31, 2013	54,309	$4.13

The aggregate intrinsic value of the options outstanding as of March 31, 2013 and December 31, 2012 was $325,480 and $0, respectively.  The aggregate intrinsic value of the options exercisable as of March 31, 2013 and December 31, 2012 was $63,303 and $0, respectively.

The following table summarizes the nonvested options in Bancorp’s stock option plan as of March 31, 2013.

		Weighted
		Average
	Shares	Grant Date Exercise Price
Nonvested options outstanding, December 31, 2012	35,775	$4.23
Nonvested options granted	125,000	$3.37
Nonvested options vested	(9,084)	$3.65
Nonvested options forfeited	(2,000)	$4.13
Nonvested options outstanding, March 31, 2013	149,691	$3.55

As of March 31, 2013, there was $333,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over a period of fifty-seven months.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013:
US Treasury securities	$28,380	$1,199	$-	$29,579
US Agency securities	3,128	72	-	3,200
US Government sponsored
mortgage-backed securities	432	36	-	468
Total	$31,940	$1,307	$-	$33,247

December 31, 2012:

US Treasury securities	$29,414	$1,278	$-	$30,692
US Agency securities	4,142	79	-	4,221
US Government sponsored
mortgage-backed securities	510	40	-	550
Total	$34,066	$1,397	$-	$35,463

As of March 31, 2013 and December 31, 2012, there were $6,279,000 and $6,432,000, respectively, of US Treasury securities or mortgage-backed securities pledged by Bancorp as collateral for borrowers’ letters of credit with Anne Arundel County.

No securities were in a gross unrealized loss position at March 31, 2013 and December 31, 2012. The Bank does not consider any of their securities to be other than temporarily impaired at March 31, 2013 and December 31, 2012, because none of these securities have unrealized losses.

The amortized cost and estimated fair value of debt securities at March 31, 2013, by contractual maturity are shown in the following table.  Actual maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity
	(dollars in thousands)
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$4,003	$4,050
Due from one year to five years	24,484	25,344
Due from five years to ten years	3,021	3,385
US Government sponsored mortgage-backed securities	432	468
	$31,940	$33,247

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable

Loans receivable consist of the following:	March 31	December 31
	2013	2012
	(dollars in thousands)

Residential mortgage, total	$260,403	$269,405
Individually evaluated for impairment	40,805	46,218
Collectively evaluated for impairment	219,598	223,187
Construction A&D, total	69,042	71,523
Individually evaluated for impairment	11,376	11,003
Collectively evaluated for impairment	57,666	60,520
Land, total	49,149	50,900
Individually evaluated for impairment	9,008	8,953
Collectively evaluated for impairment	40,141	41,947
Lines of credit, total	25,717	31,428
Individually evaluated for impairment	1,968	2,107
Collectively evaluated for impairment	23,749	29,321
Commercial real estate, total	227,090	222,038
Individually evaluated for impairment	14,119	16,433
Collectively evaluated for impairment	212,971	205,605
Commercial non-real estate, total	7,877	6,120
Individually evaluated for impairment	-	108
Collectively evaluated for impairment	7,877	6,012
Home equity, total	33,957	34,609
Individually evaluated for impairment	1,559	1,776
Collectively evaluated for impairment	32,398	32,833
Consumer, total	1,232	858
Individually evaluated for impairment	13	24
Collectively evaluated for impairment	1,219	834
Total Loans	674,467	686,881
Individually evaluated for impairment	78,848	86,622
Collectively evaluated for impairment	595,619	600,259
Less
Loans in process	(18,804)	(15,647)
Allowance for loan losses	(15,465)	(17,478)
Deferred loan origination fees and costs, net	(2,068)	(2,047)
	$638,130	$651,709

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 – Loans Receivable - Continued

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

Note 11 – Loans Receivable - Continued

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

Note 11 – Loans Receivable - Continued

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

Note 11 – Loans Receivable - Continued

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

•
The loan is considered to be impaired collateral dependent and its collateral valuation is less than the recorded balance.  The loan is written down for accounting purposes by the amount of the difference between the recorded balance and collateral value.

Prior to the above conditions, a loan is assessed for impairment when: (i) a loan becomes 90 days or more in arrears or (ii) based on current information and events, it is probable that the borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.  If a loan is considered to be impaired, it is then determined to be either cash flow or collateral dependent. For a cash flow dependent loan, if based on management’s calculation of discounted cash flows, a reserve is needed, a specific reserve is recorded.  That reserve is included in the Allowance for Loan Losses in the Consolidated Statement of Financial Condition.

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

Note 11 – Loans Receivable – Continued

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

Bancorp recognized $10,000 and $11,000 of interest income and capitalized interest in its loan portfolio from interest reserves during the three months ended March 31, 2013 and 2012, respectively.  None of the loans where interest reserves were recorded as capitalized interest were non-performing.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

The following is a summary of the allowance for loan losses for the three month periods ended March 31, 2013 and 2012 (dollars in thousands):

	Total	Residential Mortgage	Construction A&D	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Three months March 2013
Beginning Balance	$17,478	$8,418	$2,120	$2,245	$87	$3,295	$46	$1,254	$13
Provision	320	(234)	190	547	(60)	(223)	285	(204)	19
Charge-offs	(2,386)	(1,174)	(450)	(357)	-	(105)	(109)	(159)	(32)
Recoveries	53	40	-	-	13	-	-	-	-
Ending Balance	$15,465	$7,050	$1,860	$2,435	$40	$2,967	$222	$891	$-
Ending balance related to:
Loans individually evaluated for impairment	$6,899	$3,318	$1,460	$1,199	$32	$806	$-	$84	$-
Loans collectively evaluated for impairment	$8,566	$3,732	$400	$1,236	$8	$2,161	$222	$807	$-

Three months March 2012

Beginning Balance	$25,938	$12,303	$3,916	$2,405	$725	$4,157	$169	$2,257	$6
Provision	465	(721)	(287)	1,125	(113)	261	12	178	10
Charge-offs	(718)	(154)	(462)	(40)	-	(62)	-	-	-
Recoveries	110	-	-	-	-	-	110	-	-
Ending Balance	$25,795	$11,428	$3,167	$3,490	$612	$4,356	$291	$2,435	$16
Ending balance related to:
Loans individually evaluated for impairment	$13,204	$5,409	$1,813	$2,438	$361	$913	$135	$2,125	$10
Loans collectively evaluated for impairment	$12,591	$6,019	$1,354	$1,052	$251	$3,443	$156	$310	$6

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

The following is a summary of the allowance for loan losses for the twelve month period ended December 31, 2012 (dollars in thousands):

	Total	Residential Mortgage	Construction A&D	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Year ended December 2012
Beginning Balance	$25,938	$12,303	$3,916	$2,405	$725	$4,157	$169	$2,257	$6
Provision	765	396	(401)	1,464	(456)	(446)	(213)	404	17
Charge-offs	(9,353)	(4,299)	(1,395)	(1,624)	(182)	(416)	(20)	(1,407)	(10)
Recoveries	128	18	-	-	-	-	110	-	-
Ending Balance	$17,478	$8,418	$2,120	$2,245	$87	$3,295	$46	$1,254	$13
Ending balance related to:
Loans individually evaluated for impairment	$7,594	$4,196	$1,663	$551	$32	$975	$5	$160	$12
Loans collectively evaluated for impairment	$9,884	$4,222	$457	$1,694	$55	$2,320	$41	$1,094	$1

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

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

The following table presents Bancorp’s non-performing assets as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013	Number of loans	December 31, 2012	Number of loans

Loans accounted for on a non-accrual basis:
Residential mortgage	$11,562	42	$14,436	46
Construction A&D	5,723	8	8,564	17
Land	6,323	12	4,688	13
Lines of credit	1,739	3	1,877	4
Commercial real estate	8,074	9	5,793	10
Commercial non-real estate	-	-	111	3
Home equity	1,630	7	2,000	9
Consumer	13	1	26	2
Total non-accrual loans	$35,064	82	$37,495	104
Accruing loans greater than 90 days past due	$-		$-
Foreclosed real-estate	$14,895		$11,441
Total non-performing assets	$49,959		$48,936
Nonaccrual troubled debt restructures (included above)	$6,774	32	$5,635	28
Accruing troubled debt restructures	$46,945	118	$56,448	119
Total non-accrual loans to net loans	5.5%		5.8%
Allowance for loan losses	$15,465		$17,478
Allowance to total gross loans receivable	2.4%		2.6%
Allowance for loan losses to total non-performing loans,
including loans contractually past due 90 days or more	44.1%		46.6%
Total non-accrual and accruing loans greater than
90 days past due to total assets	4.1%		4.4%
Total non-performing assets to total assets	5.9%		5.7%

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

The following tables summarize impaired loans at March 31, 2013 and December 31, 2012 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
March 31, 2013
Residential mortgage	$26,480	$3,318	$14,325	$40,805	$43,306
Construction A&D	7,473	1,460	3,903	11,376	12,489
Land	3,655	1,199	5,353	9,008	9,790
Lines of credit	146	32	1,822	1,968	1,969
Commercial real estate	6,312	806	7,807	14,119	14,294
Commercial non-real estate	-	-	-	-	125
Home equity	1,086	84	473	1,559	3,041
Consumer	-	-	13	13	44
Total impaired loans	$45,152	$6,899	$33,696	$78,848	$85,058

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2012
Residential mortgage	$33,300	$4,196	$12,918	$46,218	$48,239
Construction A&D	5,204	1,663	5,799	11,003	11,614
Land	2,583	551	6,370	8,953	9,373
Lines of credit	149	32	1,958	2,107	2,119
Commercial real estate	10,304	975	6,129	16,433	16,504
Commercial non-real estate	5	5	103	108	138
Home equity	259	160	1,517	1,776	3,100
Consumer	24	12	-	24	23
Total impaired loans	$51,828	$7,594	$34,794	$86,622	$91,110

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

The following tables summarize average impaired loans for the three month periods ended March 31, 2013 and 2012 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three months ended March 31, 2013
Residential mortgage	$26,669	$255	$14,336	$121	$41,005	$376
Construction A&D	7,876	44	3,984	39	11,860	83
Land	3,884	35	6,230	27	10,114	62
Lines of credit	149	2	1,822	1	1,971	3
Commercial real estate	6,414	69	7,822	65	14,236	134
Commercial non-real estate	-	-	-	-	-	-
Home equity	1,086	1	473	5	1,559	6
Consumer	-	-	20	-	20	-
Total impaired loans	$46,078	$406	$34,687	$258	$80,765	$664

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Three months ended March 31, 2012
Residential mortgage	$26,988	$351	$23,984	$260	$50,972	$611
Construction A&D	15,641	139	18,906	191	34,547	327
Land	4,987	47	6,430	34	11,417	81
Lines of credit	1,447	21	4,419	39	5,866	60
Commercial real estate	3,962	51	20,323	215	24,285	266
Commercial non-real estate	136	-	4	-	140	-
Home equity	2,298	16	241	2	2,539	18
Consumer	10	-	34	-	44	-
Total impaired loans	$55,469	$622	$74,341	$741	$129,810	$1,363

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

Changes in impaired loans during the three months ended March 31, 2013 and 2012 is as follows (dollars in thousands):

Impaired loans at beginning of period	For the three months ended March 31, 2013 $86,622	For the three months ended March 31, 2012 $130,274
Added to impaired loans	9,411	5,728
Gross loans transferred to foreclosed real estate	(4,602)	(6,060)
Paid off prior to foreclosure	(12,583)	(788)
Impaired loans at end of period	$78,848	$129,154

Bancorp recognized $664,000 and $1,363,000 of interest income on impaired loans using a cash-basis method of accounting for the three months ended March 31, 2013 and 2012, respectively. Bancorp did not record any interest income attributable to the change in present value attributable to the passage of time.  Bancorp evaluates its impaired loans and assesses them based on either discounted cash flows or if it deems its loans to be collateral based, assesses impairment based on the net value of the underlying collateral.

Included in the above impaired loans amount at March 31, 2013 was $45,799,000 of loans that are not in non-accrual status. In addition, there was a total of $40,804,000 of residential real estate loans included in impaired loans at March 31, 2013, of which $33,978,000 were to consumers and $6,826,000 to builders. The collateral supporting impaired collateral dependent loans is individually reviewed by management to determine its estimated fair market value, less estimated disposal cost and a charge off is taken, if necessary, for the difference between the carrying amount of any loan and the estimated fair value of the collateral less estimated disposal cost.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total

March 31, 2013
Residential mortgage	$224,953	$11,523	$23,927	$-	$260,403
Construction A&D	41,495	8,643	18,904	-	69,042
Land	29,270	11,483	8,396	-	49,149
Lines of credit	21,744	470	3,503	-	25,717
Commercial real estate	191,909	17,113	18,068	-	227,090
Commercial non-real estate	5,872	600	1,405	-	7,877
Home equity	30,964	424	2,569	-	33,957
Consumer	1,219	-	-	13	1,232
Total loans	$547,426	$50,256	$76,772	$13	$674,467

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2012
Residential mortgage	$228,200	$15,338	$25,818	$49	$269,405
Construction A&D	41,165	7,750	22,598	10	71,523
Land	29,830	13,317	7,753	-	50,900
Lines of credit	24,059	2,270	5,099	-	31,428
Commercial real estate	197,752	10,399	13,887	-	222,038
Commercial non-real estate	5,990	-	22	108	6,120
Home equity	32,163	496	1,950	-	34,609
Consumer	835	-	-	23	858
Total loans	$559,994	$49,570	$77,127	$190	$686,881

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Total Past Due	Non- Accrual	Total Loans
March 31, 2013
Residential mortgage	$237,666	$9,801	$1,374	$11,175	$11,562	$260,403
Construction A&D	63,211	108	-	108	5,723	69,042
Land	40,583	406	1,837	2,243	6,323	49,149
Lines of credit	23,978	-	-	-	1,739	25,717
Commercial real estate	215,423	1,884	1,709	3,593	8,074	227,090
Commercial non-real estate	7,874	3	-	3	-	7,877
Home equity	32,024	95	208	303	1,630	33,957
Consumer	1,219	-	-	-	13	1,232
Total loans	$621,978	$12,297	$5,128	$17,425	$35,064	$674,467

	Current	30-59 Days Past Due	60-89 Days Past Due	Total Past Due	Non- Accrual	Total Loans
December 31, 2012
Residential mortgage	$245,193	$8,202	$1,574	$9,776	$14,436	$269,405
Construction A&D	62,091	868	-	868	8,564	71,523
Land	45,961	251	-	251	4,688	50,900
Lines of credit	27,635	440	1,476	1,916	1,877	31,428
Commercial real estate	212,468	3,777	-	3,777	5,793	222,038
Commercial non-real estate	5,746	263	-	263	111	6,120
Home equity	32,301	308	-	308	2,000	34,609
Consumer	821	11	-	11	26	858
Total loans	$632,216	$14,120	$3,050	$17,170	$37,495	$686,881

     Bancorp does not have any greater than 90 days and still accruing loans as of the periods ended March 31, 2013 and December 31, 2012.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

Bancorp offers a variety of modifications to borrowers.  The modification categories offered can generally be described in the following categories:

•	Rate Modification – A modification in which the interest rate is changed.
•	Term Modification – A modification in which the maturity date, timing of payments or frequency of payments is changed.
•	Interest Only Modification – A modification in which the loan is converted to interest only payments for a period of time.
•	Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification above.
•	Combination Modification – Any other type of modification, including the use of multiple categories above.

The following tables summarize troubled debt restructurings at March 31, 2013 and December 31, 2012 (dollars in thousands):

March 31, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings That Have Not Subsequently Defaulted:
Residential mortgage	91	$34,570	$31,399
Construction A&D	6	6,070	3,780
Land	16	5,130	3,939
Lines of credit	3	362	279
Commercial real estate	13	16,137	8,875
Commercial non-real estate	-	-	-
Home equity	1	100	100
Consumer	-	-	-
Total loans	130	$62,369	$48,372

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Residential mortgage	16	$4,592	$3,724
Construction A&D	1	1,564	1,054
Land	2	455	442
Lines of credit	-	-	-
Commercial real estate	1	140	127
Commercial non-real estate	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Total loans	20	$6,751	$5,347

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

December 31, 2012	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings That Have Not Subsequently Defaulted:
Residential mortgage	85	$34,257	$31,310
Construction A&D	7	9,523	7,183
Land	16	5,130	4,127
Lines of credit	3	362	280
Commercial real estate	14	20,032	12,842
Commercial non-real estate	-	-	-
Home equity	1	100	100
Consumer	-	-	-
Total loans	126	$69,404	$55,842

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Residential mortgage	17	$5,095	$4,112
Construction A&D	1	2,090	1,550
Land	2	455	443
Lines of credit	1	140	136
Commercial real estate	-	-	-
Commercial non-real estate	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Total loans	21	$7,780	$6,241

Bancorp has not purchased, sold or reclassified any loans to held for sale during the periods discussed.  Only loans originated specifically for sale are recorded as held for sale at the period ended March 31, 2013 and December 31, 2012.

Bancorp considers a modification of a loan term a troubled debt restructuring or “TDR” if Bancorp for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the debtor that it would not otherwise consider.  Prior to entering into a loan modification, Bancorp assesses the borrower’s financial condition to determine if the borrower has the means to meet the terms of the modification.  This includes obtaining a credit report on the borrower as well as the borrower’s tax returns and financial statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

The following tables present newly restructured loans that occurred during the three months ended March 31, 2013 (dollars in thousands):

Three months ended March 31, 2013
	Rate Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts
Pre-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$3,115	5	$3,115	5
Construction A&D	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	-	-	$3,115	5	$3,115	5

Post-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$2,401	5	$2,401	5
Construction A&D	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	-	-	$2,401	5	$2,401	5

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

The following tables present newly restructured loans that occurred during the three months ended March 31, 2012 (dollars in thousands):

Three months ended March 31, 2012
	Rate Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts
Pre-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$2,188	6	$2,188	6
Construction A&D	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	100	1	100	1
Consumer	-	-	-	-	-	-
Total loans	-	-	$2,288	7	$2,288	7

Post-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$2,108	6	$2,108	6
Construction A&D	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	100	1	100	1
Consumer	-	-	-	-	-	-
Total loans	-	-	$2,208	7	$2,208	7

In addition, the TDR is evaluated for impairment.  A determination is made as to whether an impaired TDR is cash flow or collateral dependent.  If the TDR is cash flow dependent, an allowance for loan losses specific reserve is calculated based on the difference in net present value of future cash flows between the original and modified loan terms.  If the TDR is collateral dependent, the collateral securing the TDR, which is always real estate, is evaluated for impairment based on either an appraisal or broker price opinion.  If a TDR’s collateral valuation is less than its current loan balance, the TDR is written down for accounting purposes by the amount of the difference between the current loan balance and the collateral value.  If the borrower performs under the terms of the modification, generally six consecutive months, and the ultimate collectability of all amounts contractually due under the modified terms is not in doubt, the loan is returned to accrual status.  There are no loans that have been modified due to the financial difficulties of the borrower that are not considered a TDR.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

Interest on TDRs was accounted for under the following methods as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	Number of Contracts	Accrual Status	Number of Contracts	Non- Accrual Status	Total Number of Contracts	Total Modifications
March 31, 2013
Residential mortgage	88	$31,038	19	$4,084	107	$35,122
Construction A&D	3	3,719	4	1,115	7	4,834
Land	14	3,763	4	618	18	4,381
Lines of credit	3	280	-	-	3	280
Commercial real estate	10	8,145	4	857	14	9,002
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	1	100	1	100
Consumer	-	-	-	-	-	-
Total loans	118	$46,945	32	$6,774	150	$53,719
December 31, 2012
Residential mortgage	88	$33,143	14	$2,279	102	$35,422
Construction A&D	4	7,075	4	1,658	8	8,733
Land	14	3,783	5	787	19	4,570
Lines of credit	3	280	1	136	4	416
Commercial real estate	10	12,167	3	675	13	12,842
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	1	100	1	100
Consumer	-	-	-	-	-	-
Total loans	119	$56,448	28	$5,635	147	$62,083

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

Bancorp performs A note/B note workout structures as a subset of Bancorp’s troubled debt restructuring strategy.  The amount of loans restructured using this structure was $407,000 at March 31, 2013 and $1,457,000 at December 31, 2012.

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

Note 11 - Loans Receivable - Continued

Unless otherwise noted, the Bank requires collateral or other security to support financial instruments with off-balance-sheet credit risk (dollars in thousands).

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	March 31, 2013	December 31, 2012
Standby letters of credit	$16,615	$16,309
Home equity lines of credit	11,937	13,025
Unadvanced construction commitments	18,820	15,598
Mortgage loan commitments	9,929	13,601
Lines of credit	32,206	31,480
Loans sold with limited repurchase
provisions	36,030	31,591

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2013 and December 31, 2012 for guarantees under standby letters of credit issued is not material.

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

Mortgage loan commitments not reflected in the accompanying statements of financial condition at March 31, 2013 included $7,971,000 at a fixed range of 2.875% to 4.75% and $1,958,000 at floating rates and at December 31, 2012 included $13,601,000 at a fixed interest rate range of 2.75% to 4.875% and none at floating interest rates.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. The loans sold under these agreements for the period ended March 31, 2013 and year ended December 31, 2012 were $37,810,000 and $105,674,000, respectively. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within the terms specified by the agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

No amount was recognized in the consolidated statement of financial condition at March 31, 2013 and December 31, 2012 as a liability for credit loss related to these loans.  The Bank had to repurchase one loan under these agreements in 2012.

Note 12 - Fair Values of Financial Instruments

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

The following information should not be interpreted as an estimate of the fair value of Bancorp since a fair value calculation is only provided for a limited portion of Bancorp’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Bancorp’s financial instruments at March 31, 2013 and December 31, 2012.

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

Impaired loans are those for which Bancorp has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $45,152,000 and $51,828,000 at March 31, 2013 and December 31, 2012, respectively, less their valuation allowances of $6,899,000 and $7,594,000 at March 31, 2013 and December 31, 2012, respectively.

 SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 12 - Fair Values of Financial Instruments - Continued

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

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of March, 31, 2013:

		March 31, 2013 Fair Value Measurement Using:
	March 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$38,253	$-	$-	$38,253
Foreclosed real estate	14,895	-	-	14,895
Total nonrecurring fair value measurements	$53,148	$-	$-	$53,148

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of December, 31, 2012:

		December 31, 2012 Fair Value Measurement Using:
	December 31,2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$44,234	$-	$-	$44,234
Foreclosed real estate	11,441	-	-	11,441
Total nonrecurring fair value measurements	$55,675	$-	$-	$55,675

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 12 - Fair Values of Financial Instruments - Continued

Bancorp did not have any financial assets or liabilities that were required to be measured on a recurring basis at March 31, 2013 or December 31, 2012.  There were no liabilities that were required to be re-measured on a nonrecurring basis at March 31, 2013 or December 31, 2012.

All appraisals are reviewed by the credit department, however, no modifications or adjustments are made to the appraisals received.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2013
Impaired loans	$38,253	Appraisal of collateral (1)	Liquidation expenses (2)	-6.00%

Foreclosed real estate	$14,895	Appraisal of collateral (1),(3)	Appraisal adjustments (2)	-5.07% to -79.55% (-18.46%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 12 - Fair Values of Financial Instruments – Continued

The following table summarizes the roll forward of level 3 assets for the three months ended March 31, 2013 and March 31, 2012 (dollars in thousands):

	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2012	$44,234	$11,441
Transfer to foreclosed real estate	(3,979)	4,429
Additions	4,281	285
(Increase) decrease in additional reserves	694	(574)
Paid off/sold	(6,977)	(686)
Balance at March 31, 2013	$38,253	$14,895

	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2011	$43,055	$19,932
Transfer to foreclosed real estate	(1,829)	4,600
Additions	8,607	(22)
Increase in additional reserves	(210)	(1,209)
Paid off/sold	(4,494)	(3,448)
Balance at March 31, 2012	$45,129	$19,853

The $694,000 decrease in reserves recorded against impaired loans was included in the provision for loan losses on the statement of operations for the three months ended March 31, 2013.  The $574,000 of additional reserves recorded against foreclosed real estate was included in non-interest expenses on the statement of operations for the three months ended March 31, 2013.  Included in the $4,429,000 of loans transferred to foreclosed real estate was one loan totaling $622,000 that did not require a specific reserve at the date of transfer from loans to foreclosed assets.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 12 - Fair Values of Financial Instruments – Continued

The estimated fair values of Bancorp's financial instruments as of March 31, 2013 and December 31, 2012 were as follows:
                                                                                   Fair Value Measurement at
			March 31, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$103,054	$103,054	$103,054	$-	$-
Investment securities (HTM)	31,940	33,247	-	33,247	-
Loans held for sale	12,037	12,037	-	12,037	-
Loans receivable, net	638,130	684,064	-	-	684,064
FHLB stock	6,190	6,190	-	6,190	-
Accrued interest receivable	2,556	2,556	-	2,556	-

Financial Liabilities
Deposits	$593,900	$596,087	-	596,087	-
FHLB advances	115,000	103,359	-	103,359	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	886	886	-	886	-

Off Balance Sheet Commitments	$-	$-	$-	$-	$-

			Fair Value Measurement At December 31, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$93,392	$93,392	$93,392	$-	$-
Investment securities (HTM)	34,066	35,463	-	35,463	-
Loans held for sale	11,116	11,116	-	11,116	-
Loans receivable, net	651,709	703,363	-	-	703,363
FHLB stock	6,520	6,520	-	6,520	-
Accrued interest receivable	2,510	2,510	-	2,510	-

Financial Liabilities
Deposits	$599,394	$601,834	-	601,834	-
FHLB advances	115,000	103,455	-	103,455	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	846	846	-	846	-

Off Balance Sheet Commitments	$-	$-	$-	$-	$-

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 12 - Fair Values of Financial Instruments – Continued

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

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at March 31, 2013 and December 31, 2012.

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

Note 12 - Fair Values of Financial Instruments – Continued

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

Note 13 - Recent Accounting Pronouncements

There were no new accounting pronouncements affecting the Bancorp during the period that were not already incorporated into the disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restated Information

Certain 2012 comparative financial information has been restated to reflect the changes described in the Bancorp’s Form 10-K filed with the SEC on March 14, 2013.

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

Forward Looking Statements

In addition to the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements contained herein include, but are not limited to, those with respect to the Bank’s strategy; management’s determination of the amount of the loan loss allowance; the effect of changes in interest rates;  changes in deposit insurance premiums; ability to meet obligations; and legal proceedings.  The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  Bancorp’s operations and actual results could differ significantly from those discussed in the forward-looking statements.  Some of the factors that could cause or contribute to such differences include, but are not limited to: changes in general economic conditions and political conditions and by governmental monetary and fiscal policies; changes in the economic conditions of the geographic areas in which Bancorp conducts business; changes in interest rates; a downturn in the real estate markets in which Bancorp conducts business; the high degree of risk exhibited by Bancorp’s loan portfolio; environmental liabilities with respect to properties Bancorp has title; changes in federal and state regulation; the effects of the supervisory agreements entered into by each of Bancorp and the Bank; Bancorp’s ability to estimate loan losses; competition; breaches in security or interruptions in Bancorp’s information systems; Bancorp’s ability to timely develop and implement technology; Bancorp’s ability to retain its management team; perception of Bancorp in the market place; Bancorp’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; and terrorist attacks and threat of actual war; and other factors detailed from time to time in Bancorp’s filings with the Securities and Exchange Commission (the “SEC”), including “Item 1A. Risk Factors” contained in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Critical Accounting Policies

Bancorp’s significant accounting policies are set forth in Note 1 of the audited consolidated financial statements as of December 31, 2012 which were included in Bancorp’s Annual Report on Form 10-K.  Of these significant accounting policies, Bancorp considers its policies regarding the allowance for loan losses and the fair value of foreclosed real estate to be its most critical, because they require management’s most subjective and complex judgments.  In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and the fair value of foreclosed real estate and therefore on the provision for loan losses and the provision for losses on foreclosed real estate and, ultimately, on results of operations.  Bancorp has developed policies and procedures for assessing the adequacy of the allowance for loan losses and the fair value of foreclosed real estate, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio and estimated value of foreclosed real estate.  Bancorp’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

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

Bancorp had net income of $621,000 for the three months ended March 31, 2013, primarily due to increased mortgage banking activity, a decrease in interest expense and management’s decision to add only a modest amount to the loan loss reserves during the first quarter.  Bancorp continues to experience challenges it and many other financial institutions face as a result of the sluggish economic recovery, including elevated non-performing assets and loan delinquency levels, slowly recovering real estate values and continuing financial stress on borrowers.  The interest rate spread between Bancorp’s cost of funds and what it earns on loans has remained relatively constant from 2012 levels.

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

Results of Operations

Net income increased by $44,000 to net income of $621,000 for the first quarter of 2013, compared to net income of $577,000 for the first quarter of 2012.  Basic and diluted income per share increased to $0.03 for the first quarter of 2013 compared to $0.01 for the first quarter of 2012.

Net interest income, which is interest earned net of interest expense, decreased by $115,000, or 1.7%, to $6,598,000 for the first quarter of 2013, compared to $6,713,000 for the first quarter of 2012. The primary reason for the decrease in net interest income was a decrease in Bancorp’s loan portfolio and a decrease in yield on the loan portfolio, partially offset by a lower cost of funds.

Bancorp’s loan portfolio is subject to varying degrees of credit risk and an allowance for loan losses is maintained to absorb losses inherent in its loan portfolio.  Credit risk includes, but is not limited to, the potential for borrower default and the failure of collateral to be worth what Bancorp determined it was worth at the time of the granting of the loan.  Bancorp monitors its loan delinquencies at least monthly.  All loans that are delinquent and all loans within the various categories of Bancorp’s portfolio as a group are evaluated.  Bancorp’s Board, with the advice and recommendation of Bancorp’s management, estimates an allowance to be set aside for loan losses.  Included in determining the calculation are such factors as historical losses for each loan portfolio, current market value of the loan’s underlying collateral, inherent risk contained within the portfolio after considering the state of the general economy, economic trends, consideration of particular risks inherent in different kinds of lending and consideration of known information that may affect loan collectability.

The provision for loan losses decreased by $145,000, or 31.2%, to $320,000 for the first quarter of 2013, compared to $465,000 for the first quarter of 2012.  This decrease was a result of management’s decision to slightly decrease the provision for loan losses during the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012, primarily due to a decrease in balance of loan portfolio in the first quarter 2013 compared to the first quarter 2012.

Total other income increased by $682,000, or 76.6%, to $1,572,000 for the first quarter of 2013, compared to $890,000 for the first quarter of 2012. The primary reason for the increase in non-interest income was an increase in mortgage banking activities. Mortgage banking activities increased $706,000, or 188.3%, to $1,081,000 for the first quarter of 2013, compared to $375,000 for the first quarter of 2012.  This increase in activity was the result of management’s decision to sell additional loans on the secondary market generated from an expanded residential mortgage department. Real estate commissions by Hyatt Commercial decreased by $96,000, or 46.2%, to $112,000 for the first quarter of 2013, compared to $208,000 for the first quarter of 2012.

Total non-interest expenses increased $647,000, or 10.5%, to $6,785,000 for the first quarter of 2013, compared to $6,138,000 for the first quarter of 2012.  Compensation and related expenses increased by $464,000, or 15.2%, to $3,524,000 for the first quarter of 2013, compared to $3,060,000 for the first quarter of 2012. This increase was primarily because of vacated positions being filled by newly hired employees during the first quarter of 2013, higher compensation paid on increased mortgage banking activities and increases in salaries and health care.  Net occupancy costs increased by $30,000, or 17.1%, to $205,000 for the first quarter of 2013, compared to $175,000 for the first quarter of 2012. This increase was the result of a decrease in rents collected from tenants and increased maintenance costs. Foreclosed real estate expenses, net decreased by $315,000, or 25.9%, to $902,000 for the first quarter of 2013, compared to $1,217,000 for the first quarter of 2012.  This decrease was due to decreased foreclosure activity during 2013. Legal fees increased by $55,000, or 40.7%, to $190,000 for the first quarter of 2013, compared to $135,000 for the first quarter of 2012. This increase was primarily due to Bancorp’s need during 2013 to utilize certain services provided by outside legal firms. FDIC assessments and regulatory expense decreased by $22,000, or 6.0% to $342,000 for the first quarter of 2013, compared to $364,000 for the first quarter of 2012. This decrease was primarily due to a decrease in the risk-based assessment charged by the FDIC.  Other non-interest expenses increased by $435,000, or 36.6%, to $1,622,000 for the first quarter of 2013 compared to $1,187,000 for the first quarter of 2012. This increase was primarily due to increases in advertising, online charges, credit reports, office expense and consulting fees.

Income Taxes

Income tax expense increased by $21,000 to $444,000 for the first quarter of 2013 compared to $423,000 for the first quarter of 2012.  The effective tax rate for the first quarter of 2013 was 41.7% compared to 42.3% for the first quarter of 2012.  The decrease in the effective tax rates for 2013 was primarily due to a decrease in a valuation allowance placed on a portion of the deferred tax asset resulting from current state operating loss carryforwards.

Analysis of Financial Condition

Total assets decreased $2,520,000 to $849,598,000 at March 31, 2013, compared to $852,118,000 at December 31, 2012.  Cash and cash equivalents increased by $9,662,000, or 10.3%, to $103,054,000 at March 31, 2013, compared to $93,392,000 at December 31, 2012.  This increase was primarily in federal funds sold balances. The loan portfolio decreased, as net loans receivable decreased $13,579,000, or 2.1%, to $638,130,000 at March 31, 2013, compared to $651,709,000 at December 31, 2012.  This decrease was the result of the continued general slowdown in loan demand during the first three months of 2013 and the transfer of $4,429,000 of net loans to foreclosed real estate.  Loans held for sale increased $921,000, or 8.3%, to $12,037,000 at March 31, 2013, compared to $11,116,000 at December 31, 2012.  This increase was primarily due to the timing of loans pending sale as of March 31, 2013.  Foreclosed real estate increased $3,454,000, or 30.2%, to $14,895,000 at March 31, 2013 compared to $11,441,000 at December 31, 2012. This increase was the result of the timing of foreclosed property sales and new foreclosures.  Total deposits decreased $5,494,000, or 0.9%, to $593,900,000 at March 31, 2013 compared to $599,394,000 at December 31, 2012.  These changes were primarily the result of Bancorp’s continued monitoring of the deposit portfolio and allowing higher rate deposits to leave.  Long-term borrowings remained at $115,000,000 at March 31, 2013 and December 31, 2012.  These borrowings do not mature until 2016 or later and would incur prepayment penalties if paid earlier.

Stockholders’ Equity

Total stockholders’ equity increased $353,000 to $109,349,000 at March 31, 2013 compared to $108,996,000 as of December 31, 2012.  This increase was primarily a result of net income for the first three months of 2013 partially offset by the dividends declared to Bancorp’s preferred stockholders.

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

Management believes Bancorp has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $121,362,000 at March 31, 2013. Based on past experience, management believes that a significant portion of such deposits will remain with Bancorp. At March 31, 2013, Bancorp had commitments to originate mortgage loans of $9,929,000, unadvanced home equity lines of credit of $11,937,000, unadvanced construction commitments of $18,820,000, unused lines of credit of $32,206,000 and commitments under standby letters of credit of $16,615,000.  Bancorp has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise.  As of March 31, 2013, outstanding FHLB Atlanta borrowings totaled $115,000,000, and Bancorp had available to it an additional $54,160,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities decreased $332,000 to $3,623,000 for the three months ended March 31, 2013, compared to $3,955,000 for the same period in 2012. This decrease was primarily the result of an increase in accrued interest payable and other liabilities, offset by an increase in gain on sale of loans in 2013.  Net cash provided by investing activities decreased $4,949,000 to $11,533,000 for the three months ended March 31, 2013, compared to $16,482,000 provided by investing activities for the same period in 2012.  This decrease was primarily due to a net decrease in loans in 2013.  Net cash used in financing activities increased $2,848,000 to $5,494,000 for the three months ended March 31, 2013, compared to $2,646,000 used in financing activities for the same period in 2012.  This increase was primarily due to a larger decrease in deposits in 2013 compared to the decrease in deposits during the same period in 2012.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of twenty percent of its total assets, with the FHLB Atlanta.  As of March 31, 2013, the total available line of credit with the FHLB Atlanta was approximately $169,160,000, of which $115,000,000 was outstanding in the form of long-term borrowings.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of March 31, 2013 (dollars in thousands):

Principal Amount	Rate	Maturity
$15,000	1.81% to 1.83%	2016
70,000	2.43% to 4.05%	2017
30,000	2.58% to 4.00%	Thereafter
$115,000

Subordinated Debentures

As of March 31, 2013, Bancorp had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association, as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (0.28% as of March 31, 2013) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

The 2035 Debentures were issued and sold to Severn Capital Trust I (the “Trust”), of which 100% of the common equity is owned by Bancorp.  The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures.  The 2035 Debentures held by the Trust are the sole assets of the Trust.  Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures.  Bancorp has entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee.  Under the terms of the 2035 Indenture, Bancorp is permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods provided that no event of default has occurred and is continuing.  As of March 31, 2013, Bancorp has deferred the payment of four quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $503,000.

Under the terms of Bancorp’s 2035 Indenture, if Bancorp has deferred payments of interest on the 2035 Debentures, the Bancorp may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of its capital stock, including common stock until all such deferred interest has been paid.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the deferred interest on the 2035 Debentures has been paid in full.

On November 15, 2008, Bancorp completed a private placement offering consisting of a total of 70 units, at an offering price of $100,000 per unit, for gross proceeds of $7.0 million. Each unit consists of 6,250 shares of Bancorp's Series A 8.0% Non-Cumulative Convertible Preferred Stock and Bancorp's Subordinated Note in the original principal amount of $50,000.

The aggregate principal amount of Subordinated Notes outstanding at March 31, 2013 was $3,500,000.  The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Debt issuance costs totaled $245,000 and are being amortized over 10 years.

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

Bancorp’s ability to declare dividends on its common stock are limited by the terms of Bancorp’s Series A preferred stock and Series B preferred stock.  Bancorp may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to its common stock in any quarter until the dividend on the Series A Preferred Stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally Bancorp may not declare or pay any dividend or distribution on its common stock, and Bancorp may not purchase, redeem or otherwise acquire for consideration any of its common stock, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Series B Preferred Stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside), subject to certain minor exceptions.  Dividends on the Series A Preferred Stock and Series B Preferred Stock have not been paid since the first quarter of 2012 because Bancorp did not receive approval from the Federal Reserve Bank of Richmond to pay such dividends.  As of March 31, 2013, Bancorp has unpaid cumulative dividends and interest in arrears on the Series B Preferred Stock of $1,192,000.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the dividend in arrearage on its Series B Preferred Stock has been paid in full.

On November 23, 2009, Bancorp and the Bank entered into supervisory agreements with their respective regulators.  Bancorp is currently under its original agreement which is now enforced by the Federal Reserve Bank of Richmond.  On April 23, 2013, the Bank entered into a new agreement with the OCC, which supersedes and terminates the supervisory agreement entered into on November 23, 2009.  A copy of the new supervisory agreement is included as Exhibit 10.1 hereto. The agreements require, among other things, that Bancorp and the Bank must obtain prior regulatory approval before any dividends or capital distributions can be made.

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

Average Balance Sheet

The following table presents Bancorp’s distribution of the average consolidated balance sheets and net interest analysis for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$672,255	$8,694	5.17%	$711,350	$10,037	5.64%
Held to maturity securities (2)	33,540	151	1.80%	40,093	174	1.73%
Other interest-earning assets (3)	54,491	68	0.50%	68,803	54	0.31%

Total interest-earning assets	760,286	8,913	4.69%	820,246	10,265	5.01%

Non-interest earning assets	85,033			80,095

Total assets	$845,319			$900,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$276,316	210	0.30%	$271,416	344	0.51%
Certificates of deposit	315,576	1,045	1.32%	379,989	1,906	2.01%
Borrowings	139,119	1,060	3.05%	139,119	1,302	3.74%

Total interest-bearing liabilities	731,011	2,315	1.27%	790,524	3,552	1.80%

Non-interest bearing liabilities	5,558			3,930

Stockholders' equity	108,750			105,887

Total liabilities and stockholders’ equity	$845,319			$900,341

Net interest income and interest rate spread		$6,598	3.42%		$6,713	3.21%

Net interest margin			3.47%			3.27%

Average interest-earning assets to average interest-bearing liabilities			104.00%			103.76%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	Bancorp does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 13 to the unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2012, as reported in Bancorp’s Form 10-K filed with the SEC on March 14, 2013.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of Bancorp's management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2013.  Disclosure controls and procedures are defined in Rule 13a-15(e) under the Securities Exchange Act as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the period covered by this report, Bancorp’s disclosure controls and procedures were effective because management implemented processes and procedures that it believes remediated the material weakness in our internal control over financial reporting discussed below that was previously reported in Bancorp’s Annual Report in Form 10-K for the year ended December 2012.

Changes in Internal Control Over Financial Reporting

Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Bancorp’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.  Based on that evaluation, there was such a change during the quarter ended March 31, 2013 because of actions taken to remediate the material weakness in our internal control over financial reporting discussed below.

Remediation of Material Weakness

As reported in Item 9A of Bancorp’s Annual Report on Form 10-K for the year ended December 2012, management concluded that as of December 31, 2012, Bancorp’s internal control over financial reporting was not effective because of the material weakness described below.  A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Bancorp’s annual or interim financial statements will not be prevented or detected on a timely basis.

In the preparation of Bancorp’s December 31, 2012 audited financial statements, management found an error in the method of amortization being used to account for its FDIC prepaid insurance assessment which resulted in a material misstatement for years ended December 31, 2011 and 2010 and quarterly periods in each of 2010, 2011 and 2012.  In 2009, Bancorp paid an estimated FDIC insurance assessment in advance for fiscal years 2010, 2011 and 2012 based on the level of net assets as of June 30, 2009, and began expensing the prepayment evenly over the three year period covered by the prepayment.  During the course of the preparation of the 2012 year-end financial statements and audit, management determined that this method of amortization was incorrect and that Bancorp should have amortized the prepayment based on the actual reduced level of net assets over that period.  As previously reported, management determined that this control deficiency constituted a material weakness.  Management corrected the error and restated prior year financial statements and related information for those periods in its Annual Report on Form 10-K.

Management has taken certain actions to remediate the material weakness in its internal controls over financial reporting that included: a thorough review of the processes and procedures used in the Bancorp’s prepaid expense accounting; adding more experienced accounting staff at Bancorp; directing all accounting and finance personnel to formal training programs so that they remain current with accounting rules, regulations and trends; and a thorough review of the finance and accounting department to ensure that the areas of responsibilities are properly matched to the staff competencies and that the lines of communication and processes are as effective as possible.

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

Item 1A. Risk Factors

The risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 should be carefully considered by you. If any of the risks actually occur, Bancorp’s business, financial condition or results of operations could be materially and adversely affected.  The risks described in our Annual Report on Form 10-K are not the only risks facing Bancorp.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Bancorp’s actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by Bancorp described in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As noted above, Bancorp and the Bank entered into supervisory agreements with the regulators that require, among other things, that Bancorp and Bank obtain prior regulatory approval before paying any dividends or distribution.  During the first quarter of 2013, Bancorp did not receive approval from the Federal Reserve Bank of Richmond to pay dividends on the Series B Preferred Stock in the amount of $293,000 due on February 15, 2013 and Series A Preferred Stock in the amount of $70,000 due on March 30, 2013.  As of March 31, 2013, Bancorp has unpaid cumulative dividends and interest in arrears on the Series B Preferred Stock of $1,192,000.

Also as noted above, as permitted under the terms of the 2035 Indenture, as of March 31, 2013, Bancorp has deferred the payment of four quarters of interest on its 2035 Debentures and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $503,000.

Bancorp and Bank continue to work with the regulators to obtain approval for dividends and interest payments.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit No.       Description

10.1	Formal Agreement between Severn Savings Bank, FSB and the Office of the Comptroller of the Currency, dated April 23, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of March 31, 2013 and for the three months ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

May 8, 2013	Alan J. Hyatt___
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2013	Stephen W. Lilly
Stephen W. Lilly, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1 31.1
Formal Agreement between Severn Savings Bank, FSB and the Office of the Comptroller of the Currency, dated April 23, 2013.

Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32 101
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of March 31, 2013 and for the three months ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.