Form 10-Q
period 2013-06-30
SEVERN BANCORP INC
filed 2013-08-09
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on August 9, 2013: 10,066,679 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

PART I– FINANCIAL INFORMATION

Item 1.  Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$43,698	$52,781
Interest-bearing deposits in other banks	40,664	40,611
Federal funds sold	20,351	-
Cash and cash equivalents	104,713	93,392
Investment securities held to maturity	30,889	34,066
Loans held for sale	11,800	11,116
Loans receivable, net of allowance for loan losses of $12,765 and $17,478, respectively	630,036	651,709
Premises and equipment, net	26,361	26,448
Foreclosed real estate	13,297	11,441
Federal Home Loan Bank stock, at cost	6,190	6,520
Accrued interest receivable and other assets	15,767	17,426

Total assets	$839,053	$852,118

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$583,271	$599,394
Long-term borrowings	115,000	115,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	7,351	4,609

Total liabilities	729,741	743,122

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; Preferred stock series “A”, 437,500 shares issued and outstanding	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized; 10,066,679 shares issued and outstanding	101	101
Additional paid-in capital	75,179	74,996
Retained earnings	34,028	33,895

Total stockholders' equity	109,312	108,996

Total liabilities and stockholders' equity	$839,053	$852,118

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Interest Income
Loans, including fees	$8,347	$10,042	$17,041	$20,079
Securities, taxable	149	170	300	344
Other	79	64	147	118
Total interest income	8,575	10,276	17,488	20,541

Interest Expense
Deposits	1,209	2,039	2,464	4,289
Long-term borrowings and subordinated debentures	1,155	1,297	2,215	2,599
Total interest expense	2,364	3,336	4,679	6,888

Net interest income	6,211	6,940	12,809	13,653
Provision for loan losses	300	-	620	465
Net interest income after provision for loan losses	5,911	6,940	12,189	13,188

Other Income
Mortgage banking activities	1,348	336	2,429	711
Real estate commissions	96	152	208	360
Real estate management fees	172	176	338	320
Other	266	171	479	335
Total other income	1,882	835	3,454	1,726

Non-Interest Expenses
Compensation and related expenses	3,616	2,930	7,140	5,990
Occupancy	240	169	445	344
Foreclosed real estate expenses, net	1,287	681	2,189	1,898
Legal	232	215	422	350
FDIC assessments and regulatory expense	343	209	685	574
Other	1,753	1,528	3,375	2,715
Total non-interest expenses	7,471	5,732	14,256	11,871

Income before income tax provision	322	2,043	1,387	3,043
Income tax provision	90	840	534	1,263
Net income	232	1,203	853	1,780
Amortization of discount on preferred stock	(67)	(67)	(135)	(135)
Dividends on preferred stock	(293)	(293)	(585)	(655)
Net (loss) income available to common stockholders	$(128)	$843	$133	$990
Basic (loss) earnings per share	$(.01)	$.08	$.01	$.10
Diluted (loss) earnings per share	$(.01)	$.08	$.01	$.10

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
 (dollars in thousands, except per share data)

Six Months Ended June 30, 2013

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance - December 31, 2012	4	101	74,996	33,895	108,996

Net Income	-	-	-	853	853
Stock-based compensation	-	-	48	-	48
Dividend declared on Series B preferred stock	-	-	-	(585)	(585)
Amortization of discount on preferred stock	-	-	135	(135)	-

Balance - June 30, 2013	$4	$101	$75,179	$34,028	$109,312

Six Months Ended June 30, 2012

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance - December 31, 2011	4	101	74,683	31,678	106,466

Net Income	-	-	-	1,780	1,780
Stock-based compensation	-	-	21	-	21
Dividend declared on Series A preferred stock ($.16 per share)	-	-	-	(70)	(70)
Dividend declared on Series B preferred stock	-	-	-	(585)	(585)
Amortization of discount on preferred stock	-	-	158	(158)	-

Balance - June 30, 2012	$4	$101	$74,862	$32,645	$107,612

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,
	2013	2012

Cash Flows from Operating Activities

Net income	$853	$1,780
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(441)	(602)
Net amortization of premiums and discounts	97	99
Provision for loan losses	620	465
Provision for depreciation	533	547
Provision for foreclosed real estate losses	1,530	2,373
Gain on sale of loans	(2,428)	(711)
Loss (gain) on sale of foreclosed real estate	50	(703)
Proceeds from loans sold to others	76,315	45,751
Loans originated for sale	(74,571)	(44,763)
Stock-based compensation expense	48	21
Deferred income tax expense	513	1,045
Decrease in accrued interest receivable and other assets	1,146	145
Increase in accrued interest payable and other liabilities	2,157	4,184

Net cash provided by operating activities	6,422	9,631

Cash Flows from Investing Activities

Purchase of investment securities held to maturity	-	(1,045)
Proceeds from maturing investment securities held to maturity	3,000	4,000
Principal collected on mortgage-backed securities held to maturity	80	11
Net decrease in loans	16,494	21,117
Proceeds from sale of foreclosed real estate	2,256	10,670
Investment in foreclosed real estate	(692)	(113)
Investment in premises and equipment	(446)	(163)
Redemption of Federal Home Loan Bank stock	330	329

Net cash provided by investing activities	21,022	34,806

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For the Six Months Ended June 30,
	2013	2012

Cash Flows from Financing Activities

Net decrease in deposits	(16,123)	(9,104)
Series “A” preferred stock dividend paid	-	(70)
Series “B” preferred stock dividend	-	(585)

Net cash used in financing activities	(16,123)	(9,759)

Increase in cash and cash equivalents	11,321	34,678
Cash and cash equivalents at beginning of year	93,392	87,390

Cash and cash equivalents at end of period	$104,713	$122,068

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest	$4,679	$6,910

Income taxes	$526	$2

Transfer of loans to foreclosed real estate	$5,000	$8,624

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Restated Information

Certain amounts in the June 30, 2012 unaudited consolidated financial statements and notes to the unaudited consolidated financial statements have been restated to reflect the changes reported in Severn Bancorp, Inc.’s (“Bancorp”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2013.

Note 2 - Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Bancorp, and its wholly-owned subsidiaries, SBI Mortgage Company and  SBI Mortgage Company’s subsidiary, Crownsville Development Corporation, and its subsidiary, Crownsville Holdings I, LLC, and Severn Savings Bank, FSB (the “Bank”), and the Bank’s subsidiaries, Louis Hyatt, Inc., Homeowners Title and Escrow Corporation, Severn Financial Services Corporation, SSB Realty Holdings, LLC, SSB Realty Holdings II, LLC, and HS West, LLC.  All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete consolidated financial statements.  In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made.  Such adjustments were of a normal recurring nature.  In addition, GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompany notes.  Actual results could materially differ from those estimates.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013 or any other interim period.  The unaudited consolidated financial statements for the three and six months ended June 30, 2013 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Not included in the diluted earnings per share calculation for the three and six month periods ended June 30, 2013 and June 30, 2012, because they were anti-dilutive, were 0 and 100,000 shares, respectively, of common stock issuable upon exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Common shares – weighted average (basic)	10,066,679	10,066,679	10,066,679	10,066,679
Common share equivalents – weighted average	41,791	-	37,192	-
Common shares – diluted	10,108,470	10,066,679	10,103,871	10,066,679

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

	Actual at June 30, 2013	Actual at December 31, 2012	To Be Well Capitalized Under Prompt Corrective Provisions
Tangible (1)	14.9%	14.6%	N/	A
Tier 1 Capital (2)	20.4%	19.6%	6.0%
Core (1)	14.9%	14.6%	5.0%
Total Capital (2)	21.7%	20.8%	10.0%

(1) To adjusted total assets.
(2) To risk-weighted assets.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 8 - Regulatory Matters - Continued

On April 23, 2013, the Bank was notified by the Office of the Comptroller of the Currency (“OCC”) that the OCC established minimum capital ratios for the Bank requiring it to immediately maintain a Tier 1 Leverage Capital Ratio to Adjusted Total Assets of at least 10% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 15%.  The Bank was in compliance with these requirements as of June 30, 2013.

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

There were 125,000 options granted and no options exercised during the six months ended June 30, 2013 and no options granted or exercised during the six months ended June 30, 2012.

Stock-based compensation expense for the three and six months ended June 30, 2013 totaled $24,000 and $48,000, respectively.  Stock-based compensation expense for the three and six months ended June 30, 2012 totaled $11,000 and $21,000, respectively.

Information regarding Bancorp’s stock-based compensation plan as of and for the six months ended June 30, 2013 is as follows:

	2013
		Weighted Average
	Shares	Price
Options outstanding, December 31, 2012	81,000	$4.23
Options granted	125,000	$3.37
Options exercised	-	-
Options forfeited	11,000	$3.85
Options outstanding, June 30, 2013	195,000	$3.70
Options exercisable, June 30, 2013	60,817	$4.07

The aggregate intrinsic value of the options outstanding as of June 30, 2013 and December 31, 2012 was $185,160 and $0, respectively.  The aggregate intrinsic value of the options exercisable as of June 30, 2013 and December 31, 2012 was $35,422 and $0, respectively.

The following table summarizes the nonvested options in Bancorp’s stock option plan as of June 30, 2013.

		Weighted
		Average
	Shares	Grant Date Exercise Price
Nonvested options outstanding, December 31, 2012	35,775	$4.23
Nonvested options granted	125,000	$3.37
Nonvested options vested	(15,592)	$3.59
Nonvested options forfeited	(11,000)	$3.85
Nonvested options outstanding, June 30, 2013	134,183	$3.53

As of June 30, 2013, there was $311,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over a period of fifty-four months.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013:

US Treasury securities	$27,348	$779	$12	$28,115
US Agency securities	3,114	44	-	3,158
US Government sponsored mortgage-backed securities	427	32	-	459
Total	$30,889	$855	$12	$31,732

December 31, 2012:

US Treasury securities	$29,414	$1,278	$-	$30,692
US Agency securities	4,142	79	-	4,221
US Government sponsored mortgage-backed securities	510	40	-	550
Total	$34,066	$1,397	$-	$35,463

As of June 30, 2013 and December 31, 2012, there were $5,271,000 and $6,432,000, respectively, of US Treasury securities or mortgage-backed securities pledged by Bancorp as collateral for borrowers’ letters of credit with Anne Arundel County.

The following table shows fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2013. Included in the table are two US Treasury securities in a gross unrealized loss position at June 30, 2013.  No securities were in a gross unrealized loss position at December 31, 2012. Management believes that the unrealized losses in 2013 were the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds.  The Bank does not consider any of these securities to be other than temporarily impaired at June 30, 2013, because the unrealized losses were related primarily to changes in market interest rates and widening of sector spreads and were not necessarily related to the credit quality of the issuers of the securities.  Bank did not consider any of their securities to be other than temporarily impaired at December 31, 2012, because none of these securities had unrealized losses.

In addition, the Bank does not intend to sell, nor does it believe it will be more likely than not that it will be required to sell, any impaired securities prior to a recovery of amortized cost.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Investment Securities - Continued

	Less than 12 months		12 Months or More			Total
		Unrealized		Unrealized			Unrealized
	Fair Value	Losses	Fair Value	Losses		Fair Value	Losses
June 30, 2013:	(dollars in thousands)

US Treasury securities	$2,053	$(12)	$-	$	(-)	$2,053	$(12)
US Agency securities	-	(-)	-		(-)	-	(-)
Total	$2,053	$(12)	$-	$	(-)	$2,053	$(12)

The amortized cost and estimated fair value of debt securities at June 30, 2013, by contractual maturity are shown in the following table.  Actual maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity
	(dollars in thousands)
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$4,011	$4,053
Due from one year to five years	23,431	23,979
Due from five years to ten years	3,020	3,241
US Government sponsored mortgage-backed securities	427	459
	$30,889	$31,732

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable

Loans receivable consist of the following:	June 30,	December 31,
	2013	2012
	(dollars in thousands)

Residential mortgage, total	$252,632	$269,405
Individually evaluated for impairment	44,596	46,218
Collectively evaluated for impairment	208,036	223,187

Construction A&D, total	73,239	71,523
Individually evaluated for impairment	10,919	11,003
Collectively evaluated for impairment	62,320	60,520

Land, total	45,514	50,900
Individually evaluated for impairment	9,286	8,953
Collectively evaluated for impairment	36,228	41,947

Lines of credit, total	24,690	31,428
Individually evaluated for impairment	2,088	2,107
Collectively evaluated for impairment	22,602	29,321

Commercial real estate, total	234,006	222,038
Individually evaluated for impairment	13,956	16,433
Collectively evaluated for impairment	220,050	205,605

Commercial non-real estate, total	8,591	6,120
Individually evaluated for impairment	-	108
Collectively evaluated for impairment	8,591	6,012

Home equity, total	32,806	34,609
Individually evaluated for impairment	1,598	1,776
Collectively evaluated for impairment	31,208	32,833

Consumer, total	1,218	858
Individually evaluated for impairment	-	24
Collectively evaluated for impairment	1,218	834

Total Loans	672,696	686,881
Individually evaluated for impairment	82,443	86,622
Collectively evaluated for impairment	590,253	600,259
Less
Loans in process	(27,848)	(15,647)
Allowance for loan losses	(12,765)	(17,478)
Deferred loan origination fees and costs, net	(2,047)	(2,047)
	$630,036	$651,709

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

Bancorp recognized $7,000 and $12,000 of interest income and capitalized interest in its loan portfolio from interest reserves during the six months ended June 30, 2013 and 2012, respectively.  None of the loans where interest reserves were recorded as capitalized interest were non-performing.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

The following is a summary of the allowance for loan losses for the six and three month periods ended June 30, 2013 (dollars in thousands):

	Total	Residential Mortgage	Construction A&D	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Six months ended June 2013

Beginning Balance	$17,478	$8,418	$2,120	$2,245	$87	$3,295	$46	$1,254	$13
Provision	620	(641)	237	941	(49)	124	178	(203)	33
Charge-offs	(5,435)	(1,787)	(1,164)	(1,604)	-	(484)	(109)	(241)	(46)
Recoveries	102	42	10	-	13	35	2	-	-
Ending Balance	$12,765	$6,032	$1,203	$1,582	$51	$2,970	$117	$810	$-

Ending balance related to:

Loans individually evaluated for impairment	$4,908	$2,733	$954	$463	$42	$712	$-	$4	$-
Loans collectively evaluated for impairment	$7,857	$3,299	$249	$1,119	$9	$2,258	$117	$806	$-

Three months ended June 2013

Beginning Balance	$15,465	$7,050	$1,860	$2,435	$40	$2,967	$222	$891	$-
Provision	300	(407)	48	393	11	348	(107)	1	13
Charge-offs	(3,049)	(613)	(715)	(1,246)	-	(380)	-	(82)	(13)
Recoveries	49	2	10	-	-	35	2	-	-
Ending Balance	$12,765	$6,032	$1,203	$1,582	$51	$2,970	$117	$810	$-

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

The following is a summary of the allowance for loan losses for the six and three month periods ended June 30, 2012 (dollars in thousands):

	Total	Residential Mortgage	Construction A&D	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Six months ended June 2012

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

Three months ended June 2012

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

The following table presents Bancorp’s non-performing assets as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013	Number of loans	December 31, 2012	Number of loans

Loans accounted for on a non-accrual basis:
Residential mortgage	$14,393	59	$14,436	46
Construction A&D	5,961	6	8,564	17
Land	5,615	14	4,688	13
Lines of credit	1,842	2	1,877	4
Commercial real estate	8,111	10	5,793	10
Commercial non-real estate	-	-	111	3
Home equity	1,598	7	2,000	9
Consumer	17	1	26	2
Total non-accrual loans	$37,537	99	$37,495	104
Accruing loans greater than 90 days past due	$-		$-
Foreclosed real-estate	$13,297		$11,441
Total non-performing assets	$50,834		$48,936
Nonaccrual troubled debt restructures (included above)	$5,908	35	$5,635	28
Accruing troubled debt restructures	$45,851	121	$56,448	119
Total non-accrual loans to net loans	6.0%		5.8%
Allowance for loan losses	$12,765		$17,478
Allowance to total gross loans receivable	2.0%		2.6%
Allowance for loan losses to total non-performing loans, including loans contractually past due 90 days or more	34.0%		46.6%
Total non-accrual and accruing loans greater than 90 days past due to total assets	4.5%		4.4%
Total non-performing assets to total assets	6.1%		5.7%

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

The following tables summarize impaired loans at June 30, 2013 and December 31, 2012 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
June 30, 2013
Residential mortgage	$20,340	$2,733	$24,256	$44,596	$47,268
Construction A&D	6,689	954	4,230	10,919	12,900
Land	3,889	463	5,397	9,286	12,521
Lines of credit	169	42	1,919	2,088	2,091
Commercial real estate	5,697	712	8,259	13,956	14,173
Commercial non-real estate	-	-	-	-	99
Home equity	100	4	1,498	1,598	1,629
Consumer	-	-	-	-	-
Total impaired loans	$36,884	$4,908	$45,559	$82,443	$90,681

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2012
Residential mortgage	$33,300	$4,196	$12,918	$46,218	$48,239
Construction A&D	5,204	1,663	5,799	11,003	11,614
Land	2,583	551	6,370	8,953	9,373
Lines of credit	149	32	1,958	2,107	2,119
Commercial real estate	10,304	975	6,129	16,433	16,504
Commercial non-real estate	5	5	103	108	138
Home equity	259	160	1,517	1,776	3,100
Consumer	24	12	-	24	23
Total impaired loans	$51,828	$7,594	$34,794	$86,622	$91,110

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

The following tables summarize average impaired loans for the six and three month periods ended June 30, 2013 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Six months ended June 30, 2013
Residential mortgage	$20,802	$406	$24,411	$381	$45,213	$787
Construction A&D	7,103	77	4,792	79	11,895	156
Land	5,000	77	5,402	63	10,402	140
Lines of credit	169	3	1,920	5	2,089	8
Commercial real estate	5,750	125	8,309	149	14,059	274
Commercial non-real estate	-	-	33	-	33	-
Home equity	100	1	1,525	18	1,625	19
Consumer	-	-	-	-	-	-
Total impaired loans	$38,924	$689	$46,392	$695	$85,316	$1,384

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Three months ended June 30, 2013
Residential mortgage	$20,702	$206	$24,609	$209	$45,311	$415
Construction A&D	7,577	42	4,670	37	12,247	79
Land	4,724	47	5,399	26	10,123	73
Lines of credit	169	3	1,920	2	2,089	5
Commercial real estate	5,708	66	8,290	75	13,998	141
Commercial non-real estate	-	-	-	-	-	-
Home equity	100	-	1,519	12	1,619	12
Consumer	-	-	-	-	-	-
Total impaired loans	$38,980	$364	$46,407	$361	$85,387	$725

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

The following tables summarize average impaired loans for the six and three month periods ended June 30, 2012 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Six months ended June 30, 2012
Residential mortgage	$23,528	$371	$21,318	$415	$44,846	$786
Construction A&D	9,557	166	9,338	188	18,895	354
Land	5,042	112	6,190	79	11,232	191
Lines of credit	310	1	2,657	29	2,967	30
Commercial real estate	3,117	74	7,297	206	10,414	280
Commercial non-real estate	135	-	-	-	135	-
Home equity	2,585	34	99	-	2,684	34
Consumer	20	-	24	-	44	-
Total impaired loans	$44,294	$758	$46,923	$917	$91,217	$1,675

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Three months ended June 30, 2012
Residential mortgage	$23,486	$175	$21,273	$225	$44,759	$400
Construction A&D	9,543	91	9,042	93	18,585	184
Land	5,038	58	6,187	45	11,225	103
Lines of credit	310	1	2,657	14	2,967	15
Commercial real estate	3,114	39	7,272	116	10,386	155
Commercial non-real estate	133	-	-	-	133	-
Home equity	2,584	16	99	-	2,683	16
Consumer	20	-	24	-	44	-
Total impaired loans	$44,228	$380	$46,554	$493	$90,782	$873

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

Changes in impaired loans during the three and six months ended June 30, 2013 were as follows (dollars in thousands):

	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Impaired loans at beginning of period	$78,848	$86,622
Added to impaired loans	5,645	15,056
Gross loans transferred to foreclosed real estate	(642)	(5,244)
Paid off prior to foreclosure	(1,408)	(13,991)
Impaired loans at end of period	$82,443	$82,443

Bancorp recognized $689,000 and $1,384,000 of interest income on impaired loans using a cash-basis method of accounting for the three and six months ended June 30, 2013. Bancorp did not record any interest income attributable to the change in present value attributable to the passage of time.  Bancorp evaluates its impaired loans and assesses them based on either discounted cash flows or if it deems its loans to be collateral based, assesses impairment based on the net value of the underlying collateral.

Included in the above impaired loans amount at June 30, 2013 was $44,907,000 of loans that are not in non-accrual status.  In addition, there was a total of $44,596,000 of residential real estate loans included in impaired loans at June 30, 2013, of which $36,312,000 were to consumers and $8,284,000 to builders. The collateral supporting impaired collateral dependent loans is individually reviewed by management to determine its estimated fair market value, less estimated disposal cost and a charge off is taken, if necessary, for the difference between the carrying amount of any loan and the estimated fair value of the collateral less estimated disposal cost.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total

June 30, 2013
Residential mortgage	$225,366	$3,333	$23,933	$-	$252,632
Construction A&D	55,180	1,523	16,536	-	73,239
Land	31,512	7,187	6,815	-	45,514
Lines of credit	20,634	150	3,906	-	24,690
Commercial real estate	199,808	14,063	20,135	-	234,006
Commercial non-real estate	6,793	-	1,798	-	8,591
Home equity	29,975	414	2,417	-	32,806
Consumer	968	-	250	-	1,218
Total loans	$570,236	$26,670	$75,790	$-	$672,696

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2012
Residential mortgage	$228,200	$15,338	$25,818	$49	$269,405
Construction A&D	41,165	7,750	22,598	10	71,523
Land	29,830	13,317	7,753	-	50,900
Lines of credit	24,059	2,270	5,099	-	31,428
Commercial real estate	197,752	10,399	13,887	-	222,038
Commercial non-real estate	5,990	-	22	108	6,120
Home equity	32,163	496	1,950	-	34,609
Consumer	835	-	-	23	858
Total loans	$559,994	$49,570	$77,127	$190	$686,881

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Total Past Due	Non- Accrual	Total Loans
June 30, 2013
Residential mortgage	$227,779	$7,424	$3,036	$10,460	$14,393	$252,632
Construction A&D	66,511	-	767	767	5,961	73,239
Land	36,858	989	2,052	3,041	5,615	45,514
Lines of credit	22,848	-	-	-	1,842	24,690
Commercial real estate	223,408	849	1,639	2,488	8,110	234,006
Commercial non-real estate	8,591	-	-	-	-	8,591
Home equity	30,826	282	100	382	1,598	32,806
Consumer	1,201	-	-	-	17	1,218
Total loans	$618,022	$9,544	$7,594	$17,138	$37,536	$672,696

	Current	30-59 Days Past Due	60-89 Days Past Due	Total Past Due	Non- Accrual	Total Loans
December 31, 2012
Residential mortgage	$245,193	$8,202	$1,574	$9,776	$14,436	$269,405
Construction A&D	62,091	868	-	868	8,564	71,523
Land	45,961	251	-	251	4,688	50,900
Lines of credit	27,635	440	1,476	1,916	1,877	31,428
Commercial real estate	212,468	3,777	-	3,777	5,793	222,038
Commercial non-real estate	5,746	263	-	263	111	6,120
Home equity	32,301	308	-	308	2,000	34,609
Consumer	821	11	-	11	26	858
Total loans	$632,216	$14,120	$3,050	$17,170	$37,495	$686,881

Bancorp does not have any greater than 90 days and still accruing loans as of the periods ended June 30, 2013 and December 31, 2012.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

Bancorp offers a variety of modifications to borrowers.  The modification categories offered can generally be described in the following categories:

•	Rate Modification – A modification in which the interest rate is changed.
•	Term Modification – A modification in which the maturity date, timing of payments or frequency of payments is changed.
•	Interest Only Modification – A modification in which the loan is converted to interest only payments for a period of time.
•	Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification above.
•	Combination Modification – Any other type of modification, including the use of multiple categories above.

The following tables summarize troubled debt restructurings at June 30, 2013 and December 31, 2012 (dollars in thousands):

June 30, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings That Have Not Subsequently Defaulted:
Residential mortgage	99	$35,712	$31,365
Construction A&D	5	6,009	3,233
Land	16	5,080	3,794
Lines of credit	3	362	279
Commercial real estate	13	9,594	8,422
Commercial non-real estate	-	-	-
Home equity	1	100	100
Consumer	-	-	-
Total loans	137	$56,857	$47,193

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Residential mortgage	15	$3,996	$3,121
Construction A&D	1	1,524	1,013
Land	2	455	306
Lines of credit	-	-	-
Commercial real estate	1	140	126
Commercial non-real estate	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Total loans	19	$6,115	$4,566

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

Bancorp has not purchased, sold or reclassified any loans to held for sale during the periods discussed.  Only loans originated specifically for sale are recorded as held for sale at the period ended June 30, 2013 and December 31, 2012.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

The following tables present newly restructured loans that occurred during the six and three months ended June 30, 2013 (dollars in thousands):

Six months ended June 30, 2013
	Rate Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts

Pre-Modification Outstanding Recorded Investment:

Residential mortgage	$990	1	$3,258	6	$4,248	7
Construction A&D	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$990	1	$3,258	6	$4,248	7

Post-Modification Outstanding Recorded Investment:

Residential mortgage	$818	1	$2,514	6	$3,332	7
Construction A&D	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$818	1	$2,514	6	$3,332	7

In addition, the TDR is evaluated for impairment.  A determination is made as to whether an impaired TDR is cash flow or collateral dependent.  If the TDR is cash flow dependent, an allowance for loan losses specific reserve is calculated based on the difference in net present value of future cash flows between the original and modified loan terms.  If the TDR is collateral dependent, the collateral securing the TDR, which is always real estate, is evaluated for impairment based on an appraisal.  If a TDR’s collateral valuation is less than its current loan balance, the TDR is written down for accounting purposes by the amount of the difference between the current loan balance and the collateral value.  If the borrower performs under the terms of the modification, generally six consecutive months, and the ultimate collectability of all amounts contractually due under the modified terms is not in doubt, the loan is returned to accrual status.  There are no loans that have been modified due to the financial difficulties of the borrower that are not considered a TDR.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

Three months ended June 30, 2013
	Rate Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts

Pre-Modification Outstanding Recorded Investment:

Residential mortgage	$990	1	$144	1	$1,134	2
Construction A&D	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$990	1	$144	1	$1,134	2

Post-Modification Outstanding Recorded Investment:

Residential mortgage	$818	1	$113	1	$931	2
Construction A&D	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$818	1	$113	1	$931	2

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

The following tables present newly restructured loans that occurred during the six and three months ended June 30, 2012 (dollars in thousands):

	Six months ended June 30, 2012
	Term Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts

Pre-Modification Outstanding Recorded Investment:

Residential mortgage	$659	3	$6,089	15	$6,748	18
Construction A&D	-	-	-	-	-	-
Land	176	1	534	3	710	4
Lines of credit	-	-	-	-	-	-
Commercial real estate	704	3	-	-	704	3
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$1,539	7	$6,623	18	$8,162	25

Post-Modification Outstanding Recorded Investment:

Residential mortgage	$657	3	$5,957	15	$6,614	18
Construction A&D	-	-	-	-	-	-
Land	176	1	527	3	703	4
Lines of credit	-	-	-	-	-	-
Commercial real estate	689	3	-	-	689	3
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$1,522	7	$6,484	18	$8,006	25

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

	Three months ended June 30, 2012
	Term Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts

Pre-Modification Outstanding Recorded Investment:

Residential mortgage	$659	3	$3,801	8	$4,460	11
Construction A&D	-	-	-	-	-	-
Land	176	1	534	3	710	4
Lines of credit	-	-	-	-	-	-
Commercial real estate	704	3	-	-	704	3
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$1,539	7	$4,335	11	$5,874	18

Post-Modification Outstanding Recorded Investment:

Residential mortgage	$657	3	$3,749	8	$4,406	11
Construction A&D	-	-	-	-	-	-
Land	176	1	527	3	703	4
Lines of credit	-	-	-	-	-	-
Commercial real estate	689	3	-	-	689	3
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$1,522	7	$4,276	11	$5,798	18

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

Interest on TDRs was accounted for under the following methods as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	Number of Contracts	Accrual Status	Number of Contracts	Non- Accrual Status	Total Number of Contracts	Total Modifications
June 30, 2013
Residential mortgage	92	$31,151	22	$3,335	114	$34,486
Construction A&D	3	3,233	3	1,013	6	4,246
Land	14	3,618	4	482	18	4,100
Lines of credit	3	279	-	-	3	279
Commercial real estate	9	7,570	5	978	14	8,548
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	1	100	1	100
Consumer	-	-	-	-	-	-
Total loans	121	$45,851	35	$5,908	156	$51,759

December 31, 2012
Residential mortgage	88	$33,143	14	$2,279	102	$35,422
Construction A&D	4	7,075	4	1,658	8	8,733
Land	14	3,783	5	787	19	4,570
Lines of credit	3	280	1	136	4	416
Commercial real estate	10	12,167	3	675	13	12,842
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	1	100	1	100
Consumer	-	-	-	-	-	-
Total loans	119	$56,448	28	$5,635	147	$62,083

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable – Continued

Bancorp performs A note/B note workout structures as a subset of Bancorp’s troubled debt restructuring strategy.  The amount of loans restructured using this structure was $407,000 at June 30, 2013 and $1,457,000 at December 31, 2012.
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

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	June 30, 2013	December 31, 2012
Standby letters of credit	$15,231	$16,309
Home equity lines of credit	12,389	13,025
Unadvanced construction commitments	27,837	15,598
Mortgage loan commitments	13,111	13,601
Lines of credit	33,963	31,480
Loans sold with limited repurchase provisions	40,400	31,591

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2013 and December 31, 2012 for guarantees under standby letters of credit issued is not material.

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

Mortgage loan commitments not reflected in the accompanying statements of financial condition at June 30, 2013 included $13,111,000 at a fixed range of 2.875% to 4.875% and $0 at floating rates and at December 31, 2012 included $13,601,000 at a fixed interest rate range of 2.75% to 4.875% and $0 at floating interest rates.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. The loans sold under these agreements for the six months ended June 30, 2013 and year ended December 31, 2012 were $74,571,000 and $105,674,000, respectively. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within the terms specified by the agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

No amount was recognized in the consolidated statement of financial condition at June 30, 2013 and December 31, 2012 as a liability for credit loss related to these loans.  The Bank had to repurchase one loan under these agreements in 2012.

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

The following information should not be interpreted as an estimate of the fair value of Bancorp since a fair value calculation is only provided for a limited portion of Bancorp’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Bancorp’s financial instruments at June 30, 2013 and December 31, 2012.

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

Impaired loans are those for which Bancorp has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $36,884,000 and $51,828,000 at June 30, 2013 and December 31, 2012, respectively, less their valuation allowances of $4,908,000 and $7,594,000 at June 30, 2013 and December 31, 2012, respectively.

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

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of June 30, 2013:

		June 30, 2013 Fair Value Measurement Using:
	June 30, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Nonrecurring fair value measurements
Impaired loans	$31,976	$-	$-	$31,976
Foreclosed real estate	13,297	-	-	13,297
Total nonrecurring fair value measurements	$45,273	$-	$-	$45,273

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 12 - Fair Values of Financial Instruments - Continued

Bancorp did not have any financial assets or liabilities that were required to be measured on a recurring basis at June 30, 2013 or December 31, 2012.  There were no liabilities that were required to be re-measured on a nonrecurring basis at June 30, 2013 or December 31, 2012.

All appraisals are reviewed by the credit department; however, no modifications or adjustments are made to the appraisals received.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	(dollars in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2013
Impaired loans	$31,976	Appraisal of collateral (1)	Liquidation expenses (2)	-6.00%

Foreclosed real estate	$13,297	Appraisal of collateral (1),(3)	Appraisal adjustments (2)	-5.03% to -54.60% (-11.92%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 12 - Fair Values of Financial Instruments – Continued

The following table summarizes the roll forward of level 3 assets for the six months ended June 30, 2013 and June 30, 2012 (dollars in thousands):

	Impaired Loans	Foreclosed Real Estate

Balance at December 31, 2012	$44,234	$11,441
Transfer to foreclosed real estate	(4,498)	5,000
Additions	9,344	692
(Increase) decrease in additional reserves	2,685	(1,530)
Paid off/sold	(19,789)	(2,306)
Balance at June 30, 2013	$31,976	$13,297

	Impaired Loans	Foreclosed Real Estate

Balance at December 31, 2011	$43,055	$19,932
Transfer to foreclosed real estate	(2,438)	8,624
Additions	8,605	113
(Increase) decrease in additional reserves	1,040	(2,373)
Paid off/sold	(17,808)	(9,967)
Balance at June 30, 2012	$32,454	$16,329

The $2,685,000 decrease in reserves recorded against impaired loans was included in the provision for loan losses on the statement of operations for the six months ended June 30, 2013.  The $1,530,000 of additional reserves recorded against foreclosed real estate was included in non-interest expenses on the statement of operations for the six months ended June 30, 2013.  Included in the $4,498,000 of loans transferred to foreclosed real estate was one loan totaling $622,000 that did not require a specific reserve at the date of transfer from loans to foreclosed assets.

The $1,040,000 decrease in reserves recorded against impaired loans was included in the provision for loan losses on the statement of operations for the six months ended June 30, 2012.  The $2,373,000 of additional reserves recorded against foreclosed real estate was included in non-interest expenses on the statement of operations for the six months ended June 30, 2012.  Included in the $8,624,000 of loans transferred to foreclosed real estate were three loans totaling $3,100,000 that did not require a specific reserve at the date of transfer from loans to foreclosed assets.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 12 - Fair Values of Financial Instruments – Continued

The estimated fair values of Bancorp's financial instruments as of June 30, 2013 and December 31, 2012 were as follows:

			Fair Value Measurement at
			June 30, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$104,713	$104,713	$104,713	$-	$-
Investment securities (HTM)	30,889	31,732	-	31,732	-
Loans held for sale	11,800	11,800	-	11,800	-
Loans receivable, net	630,036	659,497	-	-	659,497
FHLB stock	6,190	6,190	-	6,190	-
Accrued interest receivable	2,412	2,412	-	2,412	-

Financial Liabilities
Deposits	$583,271	$585,664	-	585,664	-
FHLB advances	115,000	106,002	-	106,002	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	429	429	-	429	-

Off Balance Sheet Commitments	$-	$-	$-	$-	$-

			Fair Value Measurement At December 31, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$93,392	$93,392	$93,392	$-	$-
Investment securities (HTM)	34,066	35,463	-	35,463	-
Loans held for sale	11,116	11,116	-	11,116	-
Loans receivable, net	651,709	703,363	-	-	703,363
FHLB stock	6,520	6,520	-	6,520	-
Accrued interest receivable	2,510	2,510	-	2,510	-

Financial Liabilities
Deposits	$599,394	$601,834	-	601,834	-
FHLB advances	115,000	103,455	-	103,455	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	846	846	-	846	-

Off Balance Sheet Commitments	$-	$-	$-	$-	$-

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

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at June 30, 2013 and December 31, 2012.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restated Information

Certain 2012 comparative financial information has been restated to reflect the changes described in the Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2013.

The Company

Severn Bancorp, Inc. (“Bancorp”) is a savings and loan holding company chartered as a corporation in the state of Maryland in 1990.  It conducts business primarily through two subsidiaries, Severn Savings Bank, FSB (“Bank”) and SBI Mortgage Company (“SBI”).  The Bank’s principal subsidiary Louis Hyatt, Inc. (“Hyatt Commercial”), conducts business as Hyatt Commercial, a commercial real estate brokerage and property management company.  SBI holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation (“Crownsville”), which is doing business as Annapolis Equity Group, which acquires real estate for syndication and investment purposes.  The Bank has four branches in Anne Arundel County, Maryland, which offer a full range of deposit products, and originate mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Virginia.

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

Forward Looking Statements

In addition to the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements contained herein include, but are not limited to, those with respect to the Bank’s strategy; management’s determination of the amount of the loan loss allowance; the effect of changes in interest rates;  changes in deposit insurance premiums; ability to meet obligations; and legal proceedings.  The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  Bancorp’s operations and actual results could differ significantly from those discussed in the forward-looking statements.  Some of the factors that could cause or contribute to such differences include, but are not limited to: changes in general economic conditions and political conditions and by governmental monetary and fiscal policies; changes in the economic conditions of the geographic areas in which Bancorp conducts business; changes in interest rates; a downturn in the real estate markets in which Bancorp conducts business; the high degree of risk exhibited by Bancorp’s loan portfolio; environmental liabilities with respect to properties Bancorp has title; changes in federal and state regulation; the effects of the supervisory agreements entered into by each of Bancorp and the Bank; Bancorp’s ability to estimate loan losses; competition; breaches in security or interruptions in Bancorp’s information systems; Bancorp’s ability to timely develop and implement technology; Bancorp’s ability to retain its management team; perception of Bancorp in the market place; Bancorp’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; and terrorist attacks and threat of actual war; and other factors detailed from time to time in Bancorp’s filings with the Securities and Exchange Commission (“SEC”), including “Item 1A. Risk Factors” contained in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Bancorp had net income of $232,000 for the three months ended June 30, 2013, primarily due to increased mortgage banking activity, a decrease in interest expense and management’s decision to add only a modest amount to the loan loss reserves during the second quarter.  Bancorp continues to experience challenges it and many other financial institutions face as a result of the sluggish economic recovery, including elevated non-performing assets and loan delinquency levels, slowly recovering real estate values and continuing financial stress on borrowers.  The interest rate spread between Bancorp’s cost of funds and what it earns on loans has remained relatively constant from 2012 levels.

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

Results of Operations

Net income decreased by $971,000 to net income of $232,000 for the second quarter of 2013, compared to net income of $1,203,000 for the second quarter of 2012.  Basic and diluted income (loss) per share decreased to $(.01) for the second quarter of 2013 compared to $.08 for the second quarter of 2012. The decrease in net income and basic and diluted earnings per share over last year was primarily the result of a decrease in net interest income, an increase in compensation expense, an increase in foreclosed real estate expenses and management’s decision to add approximately $300,000 to the loan loss reserve during the second quarter of 2013 partially offset by an increase in mortgage banking activities.  Net income decreased by $927,000 to net income of $853,000 for the six months ended June 30, 2013, compared to a net income of $1,780,000 for the six months ended June 30, 2012.  Basic and diluted earnings per share decreased by $.09, to $.01 for the six months ended June 30, 2013 compared to $.10 for the six months ended June 30, 2012. The decrease in net income and basic and diluted earnings per share over last year was primarily the result of a decrease in net interest income, an increase in foreclosed real estate expense and management’s decision to add approximately $620,000 to the loan loss reserve during the six months ended June 30, 2013 compared to $465,000 in loan loss reserve provision added during the second quarter of 2012.

Net interest income, which is interest earned net of interest expense, decreased by $729,000, or 10.5%, to $6,211,000 for the second quarter of 2013, compared to $6,940,000 for the second quarter of 2012. The primary reason for the decrease in net interest income was a decrease in Bancorp’s loan portfolio and a decrease in yield on the loan portfolio, partially offset by a lower cost of funds.  Net interest income decreased $844,000, or 6.2%, to $12,809,000 for the six months ended June 30, 2013, compared to $13,653,000 for the six months ended June 30, 2012. The primary reason for these decreases in net interest income were a decrease in Bancorp’s loan portfolio and a decrease in yield on the loan portfolio, partially offset by a lower cost of funds.

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

The provision for loan losses increased by $300,000 to $300,000 for the second quarter of 2013, compared to $0 for the second quarter of 2012.  This increase was a result of management’s decision to increase the provision for loan losses during the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012.  The provision for loan losses increased by $155,000, or 33.3%, to $620,000 for the six months ended June 30, 2013, compared to $465,000 for the same period in 2012.

Total other income increased by $1,047,000, or 125.4%, to $1,882,000 for the second quarter of 2013, compared to $835,000 for the second quarter of 2012.  The primary reason for the increase in non-interest income was an increase in mortgage banking activities.  Total other income increased by $1,728,000, or 100.1%, to $3,454,000 for the six months ended June 30, 2013, compared to $1,726,000 for the same period in 2012.  Mortgage banking activities increased $1,012,000, or 301.2%, to $1,348,000 for the second quarter of 2013, compared to $336,000 for the second quarter of 2012.  Mortgage banking activities increased $1,718,000, or 241.6%, to $2,429,000 for the six months ended June 30, 2013, compared to $711,000 for the same period in 2012.  The increase in activity was the result of management’s decision to sell additional loans on the secondary market generated from an expanded residential mortgage department.  Real estate commissions by Hyatt Commercial decreased by $56,000, or 36.8%, to $96,000 for the second quarter of 2013, compared to $152,000 for the second quarter of 2012.  Real estate commissions decreased $152,000, or 42.2%, to $208,000 for the six months ended June 30, 2013, compared to $360,000 for the same period in 2012.  The decrease in real estate commissions was due to lower sales and leasing activity in 2013 compared to 2012.  Real estate management fees decreased $4,000, or 2.3%, to $172,000 for the second quarter of 2013, compared to $176,000 for the second quarter of 2012.  Real estate management fees increased $18,000, or 5.6%, to $338,000 for the six months ended June 30, 2013, compared to $320,000 for the same period in 2012.

Total non-interest expenses increased $1,739,000, or 30.3%, to $7,471,000 for the second quarter of 2013, compared to $5,732,000 for the second quarter of 2012.  Total non-interest expenses increased $2,385,000, or 20.1%, to $14,256,000 for the six months ended June 30, 2013, compared to $11,871,000 for the same period in 2012.  Compensation and related expenses increased by $686,000, or 23.4%, to $3,616,000 for the second quarter of 2013, compared to $2,930,000 for the second quarter of 2012.  Compensation and related expenses increased by $1,150,000, or 19.2%, to $7,140,000 for the six months ended June 30, 2013, compared to $5,990,000 for the same period in 2012.  These increases were primarily because of vacated positions being filled by newly hired employees during 2013, higher compensation paid on increased mortgage banking activities and increases in salaries and health care.  Net occupancy costs increased by $71,000, or 42.0%, to $240,000 for the second quarter of 2013, compared to $169,000 for the second quarter of 2012.  Net occupancy costs increased by $101,000, or 29.4%, to $445,000 for the six months ended June 30, 2013, compared to $344,000 for the same period in 2012.  These increases were the result of a decrease in rents collected from tenants and increased maintenance costs.  Foreclosed real estate expenses, net increased by $606,000, or 89.0%, to $1,287,000 for the second quarter of 2013, compared to $681,000 for the second quarter of 2012.  Foreclosed real estate expenses, net increased by $291,000, or 15.3%, to $2,189,000 for the six months ended June 30, 2013, compared to $1,898,000 for the same period in 2012.  This increase was due to increased foreclosure activity during 2013. Legal fees increased by $17,000, or 7.9%, to $232,000 for the second quarter of 2013, compared to $215,000 for the second quarter of 2012.   Legal fees increased $72,000, or 20.6%, to $422,000 for the six months ended June 30, 2013, compared to $350,000 for the same period in 2012.  These increases were primarily due to Bancorp’s need during 2013 to utilize certain services provided by outside legal firms.  FDIC assessments and regulatory expense increased by $134,000, or 64.1% to $343,000 for the second quarter of 2013, compared to $209,000 for the second quarter of 2012.  FDIC assessments and regulatory expense increased by $111,000, or 19.3% to $685,000 for the six months ended June 30, 2013, compared to $574,000 for the same period in 2012. These increases were primarily due to an increase in the risk-based assessment charged by the FDIC.  Other non-interest expenses increased by $225,000, or 14.7%, to $1,753,000 for the second quarter of 2013 compared to $1,528,000 for the second quarter of 2012.  Other non-interest expenses increased by $660,000, or 24.3%, to $3,375,000 for the six months ended June 30, 2013 compared to $2,715,000 for the same period in 2012.  This increase was primarily due to increases in advertising, online charges, credit reports, office expense and consulting fees.

Income Taxes

Income tax expense decreased by $750,000 to $90,000 for the second quarter of 2013 compared to $840,000 for the second quarter of 2012.  The effective tax rate for the second quarter of 2013 was 28.0% compared to 41.1% for the second quarter of 2012.  The decrease in the effective tax rates for 2013 was primarily due to a decrease in a valuation allowance placed on a portion of the deferred tax asset resulting from current state operating loss carryforwards.  Income tax expense decreased by $729,000 to $534,000 for the six months ended June 30, 2013 compared to $1,263,000 for the same period in 2012. The effective tax rate for the six months ended June 30, 2013 was 38.5% compared to 41.5% for the same period in 2012.  The change in the effective tax rates was primarily due to a valuation allowance placed on a portion of the deferred tax asset resulting from current state operating loss carryforwards.

Analysis of Financial Condition

Total assets decreased $13,065,000 to $839,053,000 at June 30, 2013, compared to $852,118,000 at December 31, 2012.  Cash and cash equivalents increased by $11,321,000, or 12.1%, to $104,713,000 at June 30, 2013, compared to $93,392,000 at December 31, 2012.  This increase was primarily in federal funds sold balances. The loan portfolio decreased, as net loans receivable decreased $21,673,000, or 3.3%, to $630,036,000 at June 30, 2013, compared to $651,709,000 at December 31, 2012.  This decrease was the result of the continued general slowdown in loan demand during the first six months of 2013 and the transfer of $5,072,000 of net loans to foreclosed real estate.  Loans held for sale increased $684,000, or 6.2%, to $11,800,000 at June 30, 2013, compared to $11,116,000 at December 31, 2012.  This increase was primarily due to the timing of loans pending sale as of June 30, 2013.  Foreclosed real estate increased $1,856,000, or 16.2%, to $13,297,000 at June 30, 2013 compared to $11,441,000 at December 31, 2012.  This increase was the result of the timing of foreclosed property sales and new foreclosures.  Total deposits decreased $16,123,000, or 2.7%, to $583,271,000 at June 30, 2013 compared to $599,394,000 at December 31, 2012.  These changes were primarily the result of Bancorp’s continued monitoring of the deposit portfolio and allowing higher rate deposits to leave.  Long-term borrowings remained at $115,000,000 at June 30, 2013 and December 31, 2012.  These borrowings do not mature until 2016 or later and would incur prepayment penalties if paid earlier.

Stockholders’ Equity

Total stockholders’ equity increased $316,000 to $109,312,000 at June 30, 2013 compared to $108,996,000 as of December 31, 2012.  This increase was primarily a result of net income for the first six months of 2013 partially offset by the dividends declared to Bancorp’s preferred stockholders.

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

Management believes Bancorp has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $95,675,000 at June 30, 2013.  Based on past experience, management believes that a significant portion of such deposits will remain with Bancorp. At June 30, 2013, Bancorp had commitments to originate mortgage loans of $13,111,000, unadvanced home equity lines of credit of $12,389,000, unadvanced construction commitments of $27,837,000, unused lines of credit of $33,963,000 and commitments under standby letters of credit of $15,231,000.  Bancorp has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise.  As of June 30, 2013, outstanding FHLB Atlanta borrowings totaled $115,000,000, and Bancorp had available to it an additional $54,230,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities decreased $3,209,000 to $6,422,000 for the six months ended June 30, 2013, compared to $9,631,000 for the same period in 2012. This decrease was primarily the result of a smaller increase in accrued interest payable and other liabilities and an increase in gain on sale of loans in 2013 partially offset by a larger decrease in accrued interest receivable and other assets.  Net cash provided by investing activities decreased $13,734,000 to $21,022,000 for the six months ended June 30, 2013, compared to $34,806,000 provided by investing activities for the same period in 2012.  This decrease was primarily due to a decrease in proceeds from sale of foreclosed real estate and a smaller decrease in loans in 2013.  Net cash used in financing activities increased $6,364,000 to $16,123,000 for the six months ended June 30, 2013, compared to $9,759,000 used in financing activities for the same period in 2012.  This increase was primarily due to a larger decrease in deposits in 2013 compared to the decrease in deposits during the same period in 2012.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of twenty percent of its total assets, with the FHLB Atlanta.  As of June 30, 2013, the total available line of credit with the FHLB Atlanta was approximately $169,230,000, of which $115,000,000 was outstanding in the form of long-term borrowings.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of June 30, 2013 (dollars in thousands):

Principal Amount	Rate	Maturity
$15,000	1.81% to 1.83%	2016
70,000	2.43% to 4.05%	2017
30,000	2.58% to 4.00%	Thereafter
$115,000

Subordinated Debentures

As of June 30, 2013, Bancorp had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association, as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (0.28% as of June 30, 2013) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

The 2035 Debentures were issued and sold to Severn Capital Trust I (the “Trust”), of which 100% of the common equity is owned by Bancorp.  The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures.  The 2035 Debentures held by the Trust are the sole assets of the Trust.  Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures.  Bancorp has entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee.  Under the terms of the 2035 Indenture, Bancorp is permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods provided that no event of default has occurred and is continuing.  As of June 30, 2013, Bancorp has deferred the payment of five quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $625,000.

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

The aggregate principal amount of Subordinated Notes outstanding at June 30, 2013 was $3,500,000.  The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Debt issuance costs totaled $245,000 and are being amortized over 10 years.

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

Bancorp’s ability to declare dividends on its common stock are limited by the terms of Bancorp’s Series A preferred stock and Series B preferred stock.  Bancorp may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to its common stock in any quarter until the dividend on the Series A Preferred Stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally Bancorp may not declare or pay any dividend or distribution on its common stock, and Bancorp may not purchase, redeem or otherwise acquire for consideration any of its common stock, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Series B Preferred Stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside), subject to certain minor exceptions.  Dividends on the Series A Preferred Stock and Series B Preferred Stock have not been paid since the first quarter of 2012 because Bancorp did not receive approval from the Federal Reserve Bank of Richmond to pay such dividends.  As of June 30, 2013, Bancorp has unpaid cumulative dividends and interest in arrears on the Series B Preferred Stock of $1,484,000.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the dividend in arrearage on its Series B Preferred Stock has been paid in full.

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

Average Balance Sheet

The following table presents Bancorp’s distribution of the average consolidated balance sheets and net interest analysis for the six months ended June 30, 2013 and June 30, 2012:

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$664,942	$17,041	5.13%	$702,882	$20,079	5.71%
Held to maturity securities (2)	32,719	300	1.83%	39,304	344	1.75%
Other interest-earning assets (3)	60,138	147	0.49%	74,793	118	0.32%

Total interest-earning assets	757,799	17,488	4.62%	816,979	20,541	5.03%

Non-interest earning assets	85,509			80,007

Total assets	$843,308			$896,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$274,202	415	0.30%	$274,434	648	0.47%
Certificates of deposit	314,737	2,049	1.30%	372,884	3,641	1.95%
Borrowings	139,119	2,215	3.18%	139,119	2,599	3.74%

Total interest-bearing liabilities	728,058	4,679	1.29%	786,437	6,888	1.75%

Non-interest bearing liabilities	6,568			4,805

Stockholders' equity	108,682			105,744

Total liabilities and stockholders’ equity	$843,308			$896,986

Net interest income and interest rate spread		$12,809	3.33%		$13,653	3.28%

Net interest margin			3.38%			3.34%

Average interest-earning assets to average interest-bearing liabilities			104.08%			103.88%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	Bancorp does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 13 to the unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2012, as reported in Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2013.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of Bancorp's management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2013.  Disclosure controls and procedures are defined in Rule 13a-15(e) under the Securities Exchange Act as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the period covered by this report, Bancorp’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Bancorp’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.  Based on that evaluation, there were no such changes during the quarter ended June 30, 2013.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

As noted above, Bancorp and the Bank entered into supervisory agreements with the regulators that require, among other things, that Bancorp and Bank obtain prior regulatory approval before paying any dividends or distribution.  During the second quarter of 2013, Bancorp did not receive approval from the Federal Reserve Bank of Richmond to pay dividends on the Series B Preferred Stock in the amount of $293,000 due on May 15, 2013 and Series A Preferred Stock in the amount of $70,000 due on June 30, 2013.  As of June 30, 2013, Bancorp has unpaid cumulative dividends and interest in arrears on the Series B Preferred Stock of $1,484,000.

Also as noted above, as permitted under the terms of the 2035 Indenture, as of June 30, 2013, Bancorp has deferred the payment of five quarters of interest on its 2035 Debentures and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $625,000.

Bancorp and Bank continue to work with the regulators to obtain approval for dividends and interest payments.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit No.	Description

10.1
Formal Agreement between Severn Savings Bank, FSB and the Office of the Comptroller of the Currency, dated April 23, 2013 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of June 30, 2013 and for the three months ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

August 9, 2013	Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2013	Stephen W. Lilly
Stephen W. Lilly, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1
Formal Agreement between Severn Savings Bank, FSB and the Office of the Comptroller of the Currency, dated April 23, 2013 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of June 30, 2013 and for the three months ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.