Form 10-Q
period 2013-09-30
SEVERN BANCORP INC
filed 2013-11-13
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on November 13, 2013: 10,066,679 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

PART I– FINANCIAL INFORMATION

Item 1.	Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$49,534	$52,781
Interest-bearing deposits in other banks	41,315	40,611
Federal funds sold	28,946	-
Cash and cash equivalents	119,795	93,392
Investment securities held to maturity	37,934	34,066
Loans held for sale	5,661	11,116
Loans receivable, net of allowance for loan losses of $12,270 and $17,478, respectively	596,499	651,709
Premises and equipment, net	26,009	26,448
Foreclosed real estate	13,877	11,441
Federal Home Loan Bank stock, at cost	6,190	6,520
Accrued interest receivable and other assets	9,233	17,426

Total assets	$815,198	$852,118

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$580,915	$599,394
Long-term borrowings	115,000	115,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	6,668	4,609

Total liabilities	726,702	743,122

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; Preferred stock series “A”, 437,500 shares issued and outstanding	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized; 10,066,679 shares issued and outstanding	101	101
Additional paid-in capital	75,271	74,996
Retained earnings	13,120	33,895

Total stockholders' equity	88,496	108,996

Total liabilities and stockholders' equity	$815,198	$852,118

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Interest Income
Loans, including fees	$8,069	$8,878	$25,110	$28,957
Securities, taxable	156	167	456	511
Other	96	59	243	177
Total interest income	8,321	9,104	25,809	29,645

Interest Expense
Deposits	1,170	1,779	3,634	6,068
Long-term borrowings and subordinated debentures	1,131	1,248	3,346	3,847
Total interest expense	2,301	3,027	6,980	9,915

Net interest income	6,020	6,077	18,829	19,730
Provision for loan losses	12,200	-	12,820	465
Net interest (loss) income after provision for loan losses	(6,180)	6,077	6,009	19,265

Other Income
Mortgage banking activities	726	521	3,155	1,232
Real estate commissions	150	128	358	488
Real estate management fees	173	147	511	467
Other	263	243	742	578
Total other income	1,312	1,039	4,766	2,765

Non-Interest Expenses
Compensation and related expenses	3,536	2,863	10,676	8,853
Occupancy	121	189	566	533
Foreclosed real estate expenses, net	1,367	895	3,556	2,793
Legal	212	161	634	511
FDIC assessments and regulatory expense	366	355	1,051	1,089
Other	1,902	1,498	5,277	4,053
Total non-interest expenses	7,504	5,961	21,760	17,832

(Loss) income before income tax provision	(12,372)	1,155	(10,985)	4,198
Income tax provision	8,176	481	8,710	1,744
Net (loss) income	(20,548)	674	(19,695)	2,454
Amortization of discount on preferred stock	(68)	(68)	(203)	(203)
Dividends on preferred stock	(292)	(293)	(877)	(948)
Net (loss) income available to common stockholders	$(20,908)	$313	$(20,775)	$1,303
Basic (loss) earnings per share	$(2.08)	$.03	$(2.06)	$.13
Diluted (loss) earnings per share	$(2.08)	$.03	$(2.06)	$.13

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
 (dollars in thousands, except per share data)

Nine Months Ended September 30, 2013

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance - December 31, 2012	$4	$101	$74,996	$33,895	$108,996

Net Income (loss)	-	-	-	(19,695)	(19,695)
Stock-based compensation	-	-	72	-	72
Dividend declared on Series A preferred stock	-	-	-	-	-
Dividend declared on Series B preferred stock	-	-	-	(877)	(877)
Amortization of discount on preferred stock	-	-	203	(203)	-

Balance - September 30, 2013	$4	$101	$75,271	$13,120	$88,496

Nine Months Ended September 30, 2012

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2011	$4	$101	$74,683	$31,677	$106,465

Net Income	-	-	-	2,454	2,454
Stock-based compensation	-	-	32	-	32
Dividend declared on Series A preferred stock ($.16 per share)	-	-	-	(70)	(70)
Dividend declared on Series B preferred stock	-	-	-	(878)	(878)
Amortization of discount on preferred stock	-	-	203	(203)	-

Balance - September 30, 2012	$4	$101	$74,918	$32,980	$108,003

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2013	2012

Cash Flows from Operating Activities

Net income (loss)	$(19,695)	$2,454
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred loan fees	(703)	(783)
Net amortization of premiums and discounts	144	146
Provision for loan losses	12,820	465
Provision for depreciation	793	816
Provision for foreclosed real estate losses	2,424	2,819
Gain on sale of loans	(3,155)	(1,232)
Loss (gain) on sale of foreclosed real estate	88	(678)
Loss on disposal of fixed assets	134	-
Proceeds from loans sold to others	105,680	15,360
Loans originated for sale	(97,070)	(16,794)
Stock-based compensation expense	72	32
Deferred income tax expense	8,708	1,533
Decrease (increase) in accrued interest receivable and other assets	(515)	1,234
Increase in accrued interest payable and other liabilities	1,182	2,327

Net cash provided by operating activities	10,907	7,699

Cash Flows from Investing Activities

Purchase of investment securities held to maturity	(7,135)	(1,045)
Proceeds from maturing investment securities held to maturity	3,000	5,000
Principal collected on mortgage-backed securities held to maturity	123	16
Proceeds from sale of loans	23,260	-
Net decrease in loans	10,134	17,458
Proceeds from sale of foreclosed real estate	5,676	15,171
Investment in foreclosed real estate	(925)	(243)
Investment in premises and equipment	(488)	(185)
Redemption of Federal Home Loan Bank stock	330	423
Net cash provided by investing activities	33,975	36,595

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For the Nine Months Ended September 30,
	2013	2012

Cash Flows from Financing Activities

Net decrease in deposits	(18,479)	(42,985)
Series “A” preferred stock dividend paid	-	(70)
Series “B” preferred stock dividend	-	(293)

Net cash used in financing activities	(18,479)	(43,348)

Increase in cash and cash equivalents	26,403	946
Cash and cash equivalents at beginning of year	93,392	87,390

Cash and cash equivalents at end of period	$119,795	$88,336

Supplemental disclosure of cash flows information:
Cash paid during period for:

Interest	$6,594	$9,907

Income taxes	$1,361	$2

Transfer of loans to foreclosed real estate	$9,699	$10,938

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Restated Information

Certain amounts in the September 30, 2012 unaudited consolidated financial statements and notes to the unaudited consolidated financial statements have been restated to reflect the changes reported in Severn Bancorp, Inc.’s (“Bancorp”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2013.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete consolidated financial statements.  In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made.  Such adjustments were of a normal recurring nature.  In addition, GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could materially differ from those estimates.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013 or any other interim period.  The unaudited consolidated financial statements for the three and nine months ended September 30, 2013 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Not included in the diluted earnings per share calculation for the three and nine month periods ended September 30, 2012, because they were anti-dilutive, were 100,000 shares of common stock issuable upon exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.  There is no dilution during the 2013 periods as dilution does not apply to loss periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Common shares – weighted average (basic)	10,066,679	10,066,679	10,066,679	10,066,679
Common share equivalents – weighted average	-	-	-	-
Common shares – diluted	10,066,679	10,066,679	10,066,679	10,066,679

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

	Actual	Actual	To Be Well Capitalized Under
	at September 30, 2013	at December 31, 2012	Prompt Corrective Provisions
Tangible (1)	13.3%	14.6%	N/	A
Tier 1 Capital (2)	18.8%	19.6%	6.0%
Core (1)	13.3%	14.6%	5.0%
Total Capital (2)	20.0%	20.8%	10.0%

(1) To adjusted total assets.
(2) To risk-weighted assets.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 8 - Regulatory Matters - Continued

On April 23, 2013, the Bank was notified by the Office of the Comptroller of the Currency (“OCC”) that the OCC established minimum capital ratios for the Bank requiring it to immediately maintain a Tier 1 Leverage Capital Ratio to Adjusted Total Assets of at least 10% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 15%.  The Bank was in compliance with these requirements as of September 30, 2013.

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

There were 125,000 options granted and no options exercised during the nine months ended September 30, 2013 and no options granted or exercised during the nine months ended September 30, 2012.

Stock-based compensation expense for the three and nine months ended September 30, 2013 totaled $24,000 and $72,000, respectively.  Stock-based compensation expense for the three and nine months ended September 30, 2012 totaled $11,000 and $32,000, respectively.

Information regarding Bancorp’s stock-based compensation plan as of and for the nine months ended September 30, 2013 is as follows:

	2013
		Weighted Average
	Shares	Price
Options outstanding, December 31, 2012	81,000	$4.23
Options granted	125,000	$3.37
Options exercised	-	-
Options forfeited	22,000	$3.61
Options outstanding, September 30, 2013	184,000	$3.72
Options exercisable, September 30, 2013	68,917	$4.03

The aggregate intrinsic value of the options outstanding as of September 30, 2013 and December 31, 2012 was $279,640 and $0, respectively.  The aggregate intrinsic value of the options exercisable as of September 30, 2013 and December 31, 2012 was $83,229 and $0, respectively.

The following table summarizes the nonvested options in Bancorp’s stock option plan as of September 30, 2013.

		Weighted
		Average
	Shares	Grant Date Exercise Price
Nonvested options outstanding, December 31, 2012	35,775	$4.23
Nonvested options granted	125,000	$3.37
Nonvested options vested	(23,692)	$3.65
Nonvested options forfeited	(22,000)	$3.61
Nonvested options outstanding, September 30, 2013	115,083	$3.53

As of September 30, 2013, there was $287,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over a period of fifty-one months.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013:

US Treasury securities	$30,295	$811	$3	$31,103
US Agency securities	5,197	49	4	5,242
US Government sponsored mortgage-backed securities	2,442	29	6	2,465
Total	$37,934	$889	$13	$38,810

December 31, 2012:

US Treasury securities	$29,414	$1,278	$-	$30,692
US Agency securities	4,142	79	-	4,221
US Government sponsored mortgage-backed securities	510	40	-	550
Total	$34,066	$1,397	$-	$35,463

As of September 30, 2013 and December 31, 2012, there were $5,267,000 and $7,288,000, respectively, of US Treasury securities or mortgage-backed securities pledged by Bancorp as collateral for borrowers’ letters of credit with Anne Arundel County.

The following table shows fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2013. Included in the table are one US Treasury security, two Agency securities and one Mortgage-backed security in a gross unrealized loss position at September 30, 2013.  No securities were in a gross unrealized loss position at December 31, 2012. Management believes that the unrealized losses in 2013 were the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds.  The Bank does not consider any of these securities to be other than temporarily impaired at September 30, 2013, because the unrealized losses were related primarily to changes in market interest rates and widening of sector spreads and were not necessarily related to the credit quality of the issuers of the securities.  Bank did not consider any of their securities to be other than temporarily impaired at December 31, 2012, because none of these securities had unrealized losses.

In addition, the Bank does not intend to sell, nor does it believe it will be more likely than not that it will be required to sell, any impaired securities prior to a recovery of amortized cost.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Investment Securities – Continued

The following tables show fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2013.

	Less than 12 months		12 Months or More			Total
		Unrealized		Unrealized			Unrealized
	Fair Value	Losses	Fair Value	Losses		Fair Value	Losses
September 30, 2013:	(dollars in thousands)

US Treasury securities	$1,030	$(3)	$-	$	(-)	$1,030	$(3)
US Agency securities	2,092	(4)	-		(-)	2,092	(4)
US Mortgage-backed Securities	1,013	(6)	-		(-)	1,013	(6)
Total	$4,135	$(13)	$-	$	(-)	$4,135	$(13)

The amortized cost and estimated fair value of debt securities at September 30, 2013, by contractual maturity are shown in the following table.  Actual maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity
	(dollars in thousands)
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$5,025	$5,063
Due from one year to five years	27,448	28,031
Due from five years to ten years	3,019	3,251
US Government sponsored mortgage-backed securities	2,442	2,465
	$37,934	$38,810

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable

Loans receivable consist of the following:	September 30,	December 31,
	2013	2012
	(dollars in thousands)

Residential mortgage, total	$256,423	$269,405
Individually evaluated for impairment	47,497	46,218
Collectively evaluated for impairment	208,926	223,187

Construction A&D, total	72,627	71,523
Individually evaluated for impairment	4,098	11,003
Collectively evaluated for impairment	68,529	60,520

Land, total	34,421	50,900
Individually evaluated for impairment	1,159	8,953
Collectively evaluated for impairment	33,262	41,947

Lines of credit, total	21,968	31,428
Individually evaluated for impairment	234	2,107
Collectively evaluated for impairment	21,734	29,321

Commercial real estate, total	214,569	222,038
Individually evaluated for impairment	7,649	16,433
Collectively evaluated for impairment	206,920	205,605

Commercial non-real estate, total	9,208	6,120
Individually evaluated for impairment	-	108
Collectively evaluated for impairment	9,208	6,012

Home equity, total	32,282	34,609
Individually evaluated for impairment	2,202	1,776
Collectively evaluated for impairment	30,080	32,833

Consumer, total	1,246	858
Individually evaluated for impairment	-	24
Collectively evaluated for impairment	1,246	834

Total Loans	642,744	686,881
Individually evaluated for impairment	62,839	86,622
Collectively evaluated for impairment	579,905	600,259
Less
Loans in process	(32,285)	(15,647)
Allowance for loan losses	(12,270)	(17,478)
Deferred loan origination fees and costs, net	(1,690)	(2,047)
	$596,499	$651,709

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

For such loans that are classified as impaired, an allowance is established when the current market value of the underlying collateral less its estimated disposal costs is lower than the carrying value of that loan.  For loans that are not solely collateral dependent, an allowance is established when the present value of the expected future cash flows of the impaired loan is lower than the carrying value of that loan.  The general component relates to loans that are classified as doubtful, substandard or special mention that are not considered impaired, as well as non-classified loans. The general reserve is based on historical loss experience adjusted for qualitative factors. These qualitative factors include:

•	Levels and trends in delinquencies and nonaccruals;
•	Inherent risk in the loan portfolio;
•	Trends in volume and terms of the loan;
•	Effects of any change in lending policies and procedures;
•	Experience, ability and depth of management;
•	National and local economic trends and conditions; and
•	Effect of any changes in concentration of credit.
•	Industry conditions

A loan is considered impaired if it meets either of the following two criteria:

•	Loans that are 90 days or more in arrears (nonaccrual loans); or
•	Loans where, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.

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

Bancorp recognized $8,000 and $26,000 of interest income and capitalized interest in its loan portfolio from interest reserves during the nine months ended September 30, 2013 and 2012, respectively.  None of the loans where interest reserves were recorded as capitalized interest were non-performing.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

The following is a summary of the allowance for loan losses for the nine and three month periods ended September 30, 2013 (dollars in thousands):

	Total	Residential Mortgage	Construction A&D	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Nine months ended September 2013

Beginning Balance	$17,478	$8,418	$2,120	$2,245	$87	$3,295	$46	$1,254	$13
Provision	12,820	243	687	3,045	387	8,254	186	(16)	34
Charge-offs	(19,115)	(2,821)	(2,338)	(4,506)	(485)	(8,246)	(109)	(564)	(46)
Recoveries	1,087	51	10	947	20	54	5	-	-
Ending Balance	$12,270	$5,891	$479	$1,731	$9	$3,357	$128	$674	$1

Ending balance related to:
Loans individually evaluated for impairment	$2,767	$2,450	$-	$71	$-	$246	$-	$-	$-
Loans collectively evaluated for impairment	$9,503	$3,441	$479	$1,660	$9	$3,111	$128	$674	$1

Three months ended September 2013

Beginning Balance	$12,765	$6,032	$1,203	$1,582	$51	$2,970	$117	$810	$-
Provision	12,200	884	450	2,104	436	8,130	8	187	1
Charge-offs	(13,680)	(1,034)	(1,174)	(2,902)	(485)	(7,762)	-	(323)	-
Recoveries	985	9	-	947	7	19	3	-	-
Ending Balance	$12,270	$5,891	$479	$1,731	$9	$3,357	$128	$674	$1

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
Nine months ended September 2012

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

Three months ended September 2012

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

The following table presents Bancorp’s non-performing assets as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	Number of loans	December 31, 2012	Number of loans

Loans accounted for on a non-accrual basis:
Residential mortgage	$14,556	58	$14,436	46
Construction A&D	831	2	8,564	17
Land	64	4	4,688	13
Lines of credit	234	3	1,877	4
Commercial real estate	4,884	9	5,793	10
Commercial non-real estate	-	-	111	3
Home equity	2,202	12	2,000	9
Consumer	-	-	26	2
Total non-accrual loans	$22,771	88	$37,495	104
Accruing loans greater than 90 days past due	$-		$-
Foreclosed real-estate	$13,877		$11,441
Total non-performing assets	$36,648		$48,936
Nonaccrual troubled debt restructures (included above)	$4,750	24	$5,635	28
Accruing troubled debt restructures	$39,548	96	$56,448	119
Total non-accrual loans to net loans	3.8%		5.8%
Allowance for loan losses	$12,270		$17,478
Allowance to total gross loans receivable	2.0%		2.6%
Allowance for loan losses to total non-performing loans, including loans contractually past due 90 days or more	53.9%		46.6%
Total non-accrual and accruing loans greater than 90 days past due to total assets	2.8%		4.4%
Total non-performing assets to total assets	4.5%		5.7%

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

The following tables summarize impaired loans at September 30, 2013 and December 31, 2012 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2013
Residential mortgage	$16,586	$2,450	$30,911	$47,497	$53,311
Construction A&D	-	-	4,098	4,098	4,765
Land	365	71	794	1,159	1,276
Lines of credit	-	-	234	234	426
Commercial real estate	2,105	246	5,544	7,649	7,777
Commercial non-real estate	-	-	-	-	-
Home equity	-	-	2,202	2,202	3,889
Consumer	-	-	-	-	2,030
Total impaired loans	$19,056	$2,767	$43,783	$62,839	$73,474

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2012
Residential mortgage	$33,300	$4,196	$12,918	$46,218	$48,239
Construction A&D	5,204	1,663	5,799	11,003	11,614
Land	2,583	551	6,370	8,953	9,373
Lines of credit	149	32	1,958	2,107	2,119
Commercial real estate	10,304	975	6,129	16,433	16,504
Commercial non-real estate	5	5	103	108	138
Home equity	259	160	1,517	1,776	3,100
Consumer	24	12	-	24	23
Total impaired loans	$51,828	$7,594	$34,794	$86,622	$91,110

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

The following tables summarize average impaired loans for the nine and three month periods ended September 30, 2013 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Nine months ended September 30, 2013
Residential mortgage	$16,681	$551	$31,600	$884	$48,281	$1,435
Construction A&D	1,267	44	5,649	137	6,916	181
Land	2,462	55	1,645	94	4,107	149
Lines of credit	-	-	431	22	431	22
Commercial real estate	6,898	245	11,145	261	18,043	506
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	2,504	42	2,504	42
Consumer	-	-	-	-	-	-
Total impaired loans	$27,308	$895	$52,974	$1,440	$80,282	$2,335

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Three months ended September 30, 2013
Residential mortgage	$16,608	$168	$30,968	$571	$47,576	$739
Construction A&D	816	11	4,610	32	5,426	43
Land	1,763	16	1,415	22	3,178	38
Lines of credit	-	-	381	7	381	7
Commercial real estate	5,517	81	9,720	100	15,237	181
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	2,406	8	2,406	8
Consumer	-	-	-	-	-	-
Total impaired loans	$24704	$276	$49,500	$740	$74,204	$1,016

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

The following tables summarize average impaired loans for the nine and three month periods ended September 30, 2012 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Nine months ended September 30, 2012
Residential mortgage	$23,294	$638	$28,355	$810	$51,649	$1,448
Construction A&D	4,309	72	12,310	441	16,619	513
Land	3,043	100	6,659	121	9,702	221
Lines of credit	441	6	2,951	48	3,392	54
Commercial real estate	3,653	120	9,654	333	13,307	453
Commercial non-real estate	1,870	67	-	-	1,870	67
Home equity	2,666	55	850	13	3,516	68
Consumer	20	-	36	-	56	-
Total impaired loans	$39,296	$1,058	$60,815	$1,766	$100,111	$2,824

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Three months ended September 30, 2012
Residential mortgage	$23,233	$170	$28,270	$243	$51,503	$413
Construction A&D	4,191	20	11,690	143	15,881	163
Land	3,033	28	6,716	33	9,749	61
Lines of credit	445	1	2,951	12	3,396	13
Commercial real estate	3,641	32	9,607	119	13,248	151
Commercial non-real estate	1,869	23	-	-	1,869	23
Home equity	2,666	21	850	2	3,516	23
Consumer	20	-	36	-	56	-
Total impaired loans	$39,098	$295	$60,120	$552	$99,218	$847

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

Changes in impaired loans during the three and nine months ended September 30, 2013 were as follows (dollars in thousands):

	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Impaired loans at beginning of period	$82,443	$86,622
Added to impaired loans	7,190	22,175
Gross loans transferred to foreclosed real estate	(4,699)	(9,871)
Paid off and/or sold prior to foreclosure	(22,095)	(36,087)
Impaired loans at end of period	$62,839	$62,839

Bancorp recognized $911,000 and $1,941,000 of interest income on impaired loans using a cash-basis method of accounting for the three and nine months ended September 30, 2013. Bancorp did not record any interest income attributable to the change in present value attributable to the passage of time.  Bancorp evaluates its impaired loans and assesses them based on either discounted cash flows or if it deems its loans to be collateral based, assesses impairment based on the net value of the underlying collateral.

Included in the above impaired loans amount at September 30, 2013 was $40,068,000 of loans that are not in non-accrual status.  In addition, there was a total of $47,497,000 of residential real estate loans included in impaired loans at September 30, 2013, of which $40,345,000 were to consumers and $7,152,000 to builders. The collateral supporting impaired collateral dependent loans is individually reviewed by management to determine its estimated fair market value, less estimated disposal cost and a charge off is taken, if necessary, for the difference between the carrying amount of any loan and the estimated fair value of the collateral less estimated disposal cost.

During September, 2013, management elected to sell approximately $33,231,000 of loans in a bulk sale to one buyer.  The loans sold included approximately $11,709,000 of non-accruing loans, $6,572,000 of performing troubled debt restructurings (“TDR’s”), and $14,951,000 of classified and other loans.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total

September 30, 2013
Residential mortgage	$226,130	$5,271	$25,022	$-	$256,423
Construction A&D	62,814	3,550	6,263	-	72,627
Land	28,625	5,612	184	-	34,421
Lines of credit	19,303	852	1,813	-	21,968
Commercial real estate	198,172	8,544	7,853	-	214,569
Commercial non-real estate	7,561	-	1,647	-	9,208
Home equity	29,355	115	2,812	-	32,282
Consumer	1,246	-	-	-	1,246
Total loans	$573,206	$23,944	$45,594	$-	$642,744

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2012
Residential mortgage	$228,200	$15,338	$25,818	$49	$269,405
Construction A&D	41,165	7,750	22,598	10	71,523
Land	29,830	13,317	7,753	-	50,900
Lines of credit	24,059	2,270	5,099	-	31,428
Commercial real estate	197,752	10,399	13,887	-	222,038
Commercial non-real estate	5,990	-	22	108	6,120
Home equity	32,163	496	1,950	-	34,609
Consumer	835	-	-	23	858
Total loans	$559,994	$49,570	$77,127	$190	$686,881

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Total Past Due	Non- Accrual	Total Loans
September 30, 2013
Residential mortgage	$233,141	$6,515	$2,211	$8,726	$14,556	$256,423
Construction A&D	71,796	-	-	-	831	72,627
Land	34,183	174	-	174	64	34,421
Lines of credit	21,609	125	-	125	234	21,968
Commercial real estate	209,562	123	-	123	4,884	214,569
Commercial non-real estate	9,208	-	-	-	-	9,208
Home equity	29,610	398	72	470	2,202	32,282
Consumer	1,246	-	-	-	-	1,246
Total loans	$610,355	$7,335	$2,283	$9,618	$22,771	$642,744

	Current	30-59 Days Past Due	60-89 Days Past Due	Total Past Due	Non- Accrual	Total Loans
December 31, 2012
Residential mortgage	$245,193	$8,202	$1,574	$9,776	$14,436	$269,405
Construction A&D	62,091	868	-	868	8,564	71,523
Land	45,961	251	-	251	4,688	50,900
Lines of credit	27,635	440	1,476	1,916	1,877	31,428
Commercial real estate	212,468	3,777	-	3,777	5,793	222,038
Commercial non-real estate	5,746	263	-	263	111	6,120
Home equity	32,301	308	-	308	2,000	34,609
Consumer	821	11	-	11	26	858
Total loans	$632,216	$14,120	$3,050	$17,170	$37,495	$686,881

Bancorp does not have any greater than 90 days and still accruing loans as of the periods ended September 30, 2013 and December 31, 2012.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

Bancorp offers a variety of modifications to borrowers.  The modification categories offered can generally be described in the following categories:

•	Rate Modification – A modification in which the interest rate is changed.
•	Term Modification – A modification in which the maturity date, timing of payments or frequency of payments is changed.
•	Interest Only Modification – A modification in which the loan is converted to interest only payments for a period of time.
•	Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification above.
•	Combination Modification – Any other type of modification, including the use of multiple categories above.

The following tables summarize troubled debt restructurings at September 30, 2013 and December 31, 2012 (dollars in thousands):

September 30, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings That Have Not Subsequently Defaulted:
Residential mortgage	82	$37,677	$32,230
Construction A&D	3	5,077	2,435
Land	4	948	887
Lines of credit	1	132	48
Commercial real estate	6	11,186	3,948
Commercial non-real estate	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Total loans	96	$55,020	$39,548

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Residential mortgage	16	$5,376	$3,632
Construction A&D	3	3,021	833
Land	2	184	6
Lines of credit	1	100	100
Commercial real estate	1	140	125
Commercial non-real estate	-	-	-
Home equity	1	100	54
Consumer	-	-	-
Total loans	24	$8,921	$4,750

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

Bancorp has not purchased, sold or reclassified any loans to held for sale during the periods discussed.  Only loans originated specifically for sale are recorded as held for sale at the period ended September 30, 2013 and December 31, 2012.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

The following tables present newly restructured loans that occurred during the nine and three months ended September 30, 2013 (dollars in thousands):

Nine months ended September 30, 2013
	Rate Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts

Pre-Modification Outstanding Recorded Investment:

Residential mortgage	$990	1	$4,667	7	$5,657	8
Construction A&D	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	1,250	1	1,250	1
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$990	1	$5,917	8	$6,907	9

Post-Modification Outstanding Recorded Investment:

Residential mortgage	$818	1	$3,672	7	$4,490	8
Construction A&D	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	1,239	1	1,239	1
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$818	1	$4,911	8	$5,729	9

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

Three months ended September 30, 2013
	Rate Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts

Pre-Modification Outstanding Recorded Investment:

Residential mortgage	$-	-	$1,409	1	$4,667	1
Construction A&D	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	1,250	1	1,250	1
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$-	-	$2,659	2	$2,659	2

Post-Modification Outstanding Recorded Investment:

Residential mortgage	$-	-	$1,158	1	$1,158	1
Construction A&D	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	1,239	1	1,239	1
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$-	-	$2,397	2	$2,397	2

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

The following tables present newly restructured loans that occurred during the nine and three months ended September 30, 2012 (dollars in thousands):

	Nine months ended September 30, 2012
	Term Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts

Pre-Modification Outstanding Recorded Investment:

Residential mortgage	$659	3	$6,347	17	$7,006	20
Construction A&D	-	-	-	-	-	-
Land	176	1	816	4	992	5
Lines of credit	-	-	-	-	-	-
Commercial real estate	704	3	13,074	3	13,778	6
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$1,539	7	$20,237	24	$21,776	31

Post-Modification Outstanding Recorded Investment:

Residential mortgage	$657	3	$6,215	17	$6,872	20
Construction A&D	-	-	-	-	-	-
Land	176	1	809	4	985	5
Lines of credit	-	-	-	-	-	-
Commercial real estate	689	3	6,530	3	7,219	6
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$1,522	7	$13,554	24	$15,076	31

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

	Three months ended September 30, 2012
	Term Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts

Pre-Modification Outstanding Recorded Investment:

Residential mortgage	$-	-	$258	2	$258	2
Construction A&D	-	-	-	-	-	-
Land	-	-	282	1	282	1
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	13,074	3	13,074	3
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$-	-	$13,614	6	$13,614	6

Post-Modification Outstanding Recorded Investment:

Residential mortgage	$-	-	$258	2	$258	2
Construction A&D	-	-	-	-	-	-
Land	-	-	282	1	282	1
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	6,530	3	6,530	3
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$-	-	$7,070	6	$7,070	6

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

Interest on TDRs was accounted for under the following methods as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	Number of Contracts	Accrual Status	Number of Contracts	Non- Accrual Status	Total Number of Contracts	Total Modifications
September 30, 2013
Residential mortgage	82	$32,230	16	$3,632	98	$35,862
Construction A&D	3	2,435	3	833	6	3,268
Land	4	887	2	6	6	893
Lines of credit	1	48	1	100	2	148
Commercial real estate	6	3,948	1	125	7	4,073
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	1	54	1	54
Consumer	-	-	-	-	-	-
Total loans	96	$39,548	24	$4,750	120	$44,298

December 31, 2012
Residential mortgage	88	$33,143	14	$2,279	102	$35,422
Construction A&D	4	7,075	4	1,658	8	8,733
Land	14	3,783	5	787	19	4,570
Lines of credit	3	280	1	136	4	416
Commercial real estate	10	12,167	3	675	13	12,842
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	1	100	1	100
Consumer	-	-	-	-	-	-
Total loans	119	$56,448	28	$5,635	147	$62,083

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable – Continued

Bancorp performs A note/B note workout structures as a subset of Bancorp’s troubled debt restructuring strategy.  The amount of loans restructured using this structure was $0 at September 30, 2013 and $1,457,000 at December 31, 2012.

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

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	September 30, 2013	December 31, 2012
Standby letters of credit	$14,790	$16,309
Home equity lines of credit	12,649	13,025
Unadvanced construction commitments	31,758	15,598
Mortgage loan commitments	9,263	13,601
Lines of credit	30,166	31,480
Loans sold with limited repurchase provisions	40,475	31,591

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2013 and December 31, 2012 for guarantees under standby letters of credit issued is not material.

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

Mortgage loan commitments not reflected in the accompanying statements of financial condition at September 30, 2013 included $9,263,000 at a fixed range of 3.125% to 5.125% and $0 at floating rates and at December 31, 2012 included $13,601,000 at a fixed interest rate range of 2.75% to 4.875% and $0 at floating interest rates.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. The loans sold under these agreements for the nine months ended September 30, 2013 and year ended December 31, 2012 were $97,070,000 and $105,674,000, respectively. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within the terms specified by the agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Loans Receivable - Continued

No amount was recognized in the consolidated statement of financial condition at September 30, 2013 and December 31, 2012 as a liability for credit loss related to these loans.  The Bank had to repurchase one loan under these agreements in 2012.

Note 12 – Income Taxes

As a result of Bancorp’s loss incurred during the quarter ended September 30, 2013, resulting primarily from the sale of certain non-performing and under-performing loans, management has recorded a non-cash charge of approximately $9,086,000 to provide a valuation allowance for its net deferred tax asset as of June 30, 2013, and in addition, has not recorded an approximately $3,978,000 deferred tax benefit for the taxable loss incurred during the quarter ended September 30, 2013.  The $13,064,000 charge was recorded primarily due to Bancorp’s prior years’ taxable losses and the challenging operating environment currently confronting Bancorp and other financial institutions that could impact future operating results. The establishment of a valuation allowance does not impair Bancorp’s ability to use the deferred tax asset, primarily net operating loss carryforwards, upon achieving sufficient profitability. As Bancorp generates taxable income in future periods, management does not expect to record a related income tax expense until the valuation allowance is significantly reduced. As management is able to determine that it is more likely than not that Bancorp will be able to utilize the deferred tax assets, it will reduce the valuation allowance. Bancorp’s estimated amount of federal net operating loss carryforwards of approximately $12,819,000, do not begin to expire until 2033.

Note 13 – Stockholders Equity

On November 21, 2008, Bancorp entered into an agreement with the United States Department of the Treasury (“Treasury”), pursuant to which Bancorp issued and sold (i) 23,393 shares of its Series B Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.01 per share and liquidation preference $1,000 per share, (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 556,976 shares of Bancorp’s common stock, par value $0.01 per share, for an aggregate purchase price of $23,393,000.  Costs related to the issuance of the preferred stock and warrant totaled $45,000 and were netted against the proceeds.  On September 12, 2013, the Treasury sold all of its 23,393 shares of Series B Preferred Stock to outside investors as part of their ongoing efforts to wind down and recover its remaining investments under the Troubled Asset Relief Program (“TARP’).  The terms of the Series B Preferred Stock remain the same.  The Treasury continues to hold a warrant to purchase 556,976 shares of Bancorp’s common stock.

Note 14 - Fair Values of Financial Instruments

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

Note 14 - Fair Values of Financial Instruments - Continued

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following information should not be interpreted as an estimate of the fair value of Bancorp since a fair value calculation is only provided for a limited portion of Bancorp’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Bancorp’s financial instruments at September 30, 2013 and December 31, 2012.

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

Impaired loans are those for which Bancorp has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the impaired loan balances of $19,056,000 and $51,828,000 at September 30, 2013 and December 31, 2012, respectively, less their valuation allowances of $2,767,000 and $7,594,000 at September 30, 2013 and December 31, 2012, respectively, and $10,364,000 in loans with partial charge-offs at September 30, 2013..

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 14 - Fair Values of Financial Instruments – Continued

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of September 30, 2013:

		September 30, 2013 Fair Value Measurement Using:
	September 30, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$26,653	$-	$-	$26,653
Foreclosed real estate	7,337	-	-	7,337
Total nonrecurring fair value measurements	$33,990	$-	$-	$33,990

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2012:

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

Bancorp did not have any financial assets or liabilities that were required to be measured on a recurring basis at September 30, 2013 or December 31, 2012.  There were no liabilities that were required to be re-measured on a nonrecurring basis at September 30, 2013 or December 31, 2012.

All appraisals are reviewed by the credit department; however, no modifications or adjustments are made to the appraisals received.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 14 - Fair Values of Financial Instruments – Continued

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	(dollars in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2013
Impaired loans	$26,653	Appraisal of collateral (1)	Liquidation expenses (2)	-6.00%

Foreclosed real estate	$7,337	Appraisal of collateral (1),(3)	Appraisal adjustments (2)	-5.00% to -74.53% (-9.24%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 14 - Fair Values of Financial Instruments – Continued

The estimated fair values of Bancorp's financial instruments as of September 30, 2013 and December 31, 2012 were as follows:

			Fair Value Measurement at
			September 30, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$119,795	$119,795	$119,795	$-	$-
Investment securities (HTM)	37,934	38,810	-	38,810	-
Loans held for sale	5,661	5,661	-	5,661	-
Loans receivable, net	596,499	626,927	-	-	626,927
FHLB stock	6,190	6,190	-	6,190	-
Accrued interest receivable	2,478	2,478	-	2,478	-

Financial Liabilities
Deposits	$580,915	$585,599	-	585,599	-
FHLB advances	115,000	106,051	-	106,051	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	1,232	1,232	-	1,232	-

Off Balance Sheet Commitments	$-	$-	$-	$-	$-

			Fair Value Measurement At December 31, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$93,392	$93,392	$93,392	$-	$-
Investment securities (HTM)	34,066	35,463	-	35,463	-
Loans held for sale	11,116	11,116	-	11,116	-
Loans receivable, net	651,709	703,363	-	-	703,363
FHLB stock	6,520	6,520	-	6,520	-
Accrued interest receivable	2,510	2,510	-	2,510	-

Financial Liabilities
Deposits	$599,394	$601,834	-	601,834	-
FHLB advances	115,000	103,455	-	103,455	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	846	846	-	846	-

Off Balance Sheet Commitments	$-	$-	$-	$-	$-

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 14 - Fair Values of Financial Instruments – Continued

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

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at September 30, 2013 and December 31, 2012.

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

Note 14 - Fair Values of Financial Instruments – Continued

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

Note 15 - Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update “ASU”2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which require an entity with an unrecognized tax benefit that is ‘not available’ or not intended to be used at the reporting date to present the unrecognized tax benefit as a liability that should not be combined with deferred tax assets. Otherwise, the unrecognized tax benefit should be presented as a reduction to the related deferred tax asset. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.

The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively, although retroactive application is permitted. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

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

Critical Accounting Policies

Bancorp’s significant accounting policies are set forth in Note 1 of the audited consolidated financial statements as of December 31, 2012 which were included in Bancorp’s Annual Report on Form 10-K.  Of these significant accounting policies, Bancorp considers its policies regarding the allowance for loan losses, the fair value of foreclosed real estate, and the valuation of the deferred tax asset to be its most critical, because they require management’s most subjective and complex judgments.  In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and the fair value of foreclosed real estate and therefore on the provision for loan losses and the provision for losses on foreclosed real estate and, ultimately, on results of operations and the evaluation of the deferred tax asset valuation.  Bancorp has developed policies and procedures for assessing the adequacy of the allowance for loan losses and the fair value of foreclosed real estate, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio and estimated value of foreclosed real estate.  Bancorp also evaluates all available evidence related to the deferred tax asset which could result in the recording of a valuation allowance.  Bancorp’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

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

Bancorp had a net loss of $20,548,000 for the three months ended September 30, 2013, primarily due to the decisions senior management and the board made to improve the balance sheet by selling certain non-performing and under-performing loans, and establishing an approximately $13,064,000 valuation allowance on its deferred tax asset.  A portion of the loss, approximately $9,971,000, is a pre-tax loss resulting from the sale of the loans.  The loans sold included approximately $11,709,000 of non-accruing loans, $6,572,000 of performing troubled debt restructurings (“TDR’s”), and $14,951,000 of classified and other loans.  As a result of the sale, Bancorp has improved its asset quality ratios.  The ratio of Bancorp’s total non-accrual loans to net loans improved to 3.8% at September 30, 2013, compared to 6.0% at June 30, 2013.  Bancorp’s ratio of non-performing assets to total assets improved to 4.5% at September 30, 2013, compared to 6.1% at June 30, 2013.  As a result of the  loss incurred during the quarter ended September 30 2013, management has elected to record a non-cash charge of approximately $9,086,000 to provide a valuation allowance for its net deferred tax asset as of June 30, 2013, and in addition, has not recorded an approximately $3,978,000 deferred tax benefit for the taxable loss incurred during the quarter ended September 30, 2013.The resulting $13,064,000 total valuation allowance on its deferred tax asset may, in accordance with the requirements of GAAP, be reversed in future periods, depending upon Bancorp’s financial position and results of operations in the future, among other factors, and, in such event, may be available to increase future earnings. Also included in the loss are ongoing costs associated with the management of non-performing loans.

Bancorp continues to experience challenges it and many other financial institutions face as a result of the sluggish economic recovery, including elevated non-performing assets and loan delinquency levels, slowly recovering real estate values and continuing financial stress on borrowers.

Bancorp’s net interest margin has improved slightly from June 30, 2013 due to the decrease in interest rates paid on deposits and other borrowings outpacing the decrease in interest rates earned on loans and other interest earning assets. If interest rates increase, demand for borrowing may decrease and Bancorp’s interest rate spread could decrease.  Bancorp will continue to manage loan and deposit pricing against the risks of rising costs of its deposits and borrowings.  Interest rates are outside the control of Bancorp, so it must attempt to balance its pricing and duration of its loan portfolio against the risks of rising costs of its deposits and borrowings.

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

Results of Operations

Net income decreased by $21,222,000 to a net loss of $20,548,000 for the third quarter of 2013, compared to net income of $674,000 for the third quarter of 2012.  Basic and diluted income (loss) per share decreased to $(2.08) for the third quarter of 2013 compared to $.03 for the third quarter of 2012. Net income decreased by $22,149,000 to a net loss of $19,695,000 for the nine months ended September 30, 2013, compared to a net income of $2,454,000 for the same period in 2012.  Basic and diluted earnings per share decreased by $2.19, to $(2.06) for the nine months ended September 30, 2013 compared to $.13 for the same period in 2012. The decrease in net income and basic and diluted earnings per share are primarily due to management and the board’s decision to sell certain non-performing and under-performing loans resulting in a pre-tax loss of approximately $9,971,000, an approximately $13,064,000 valuation allowance placed on its deferred tax asset and ongoing costs associated with the management of non-performing loans.

Net interest income, which is interest earned net of interest expense, decreased by $57,000, or 0.9%, to $6,020,000 for the third quarter of 2013, compared to $6,077,000 for the third quarter of 2012. Net interest income decreased $901,000, or 4.6%, to $18,829,000 for the nine months ended September 30, 2013, compared to $19,730,000 for the same period in 2012. The primary reason for these decreases in net interest income were a decrease in Bancorp’s loan portfolio and a decrease in yield on the loan portfolio, partially offset by a lower cost of funds.

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

The provision for loan losses increased to $12,200,000 for the third quarter of 2013, compared to no provision for the third quarter of 2012.  The provision for loan losses increased by $12,355,000, to $12,820,000 for the nine months ended September 30, 2013, compared to $465,000 for the same period in 2012.  These increases are primarily the result of management’s decision to restore the allowance for loan losses to a level deemed appropriate after the effect of the sale of certain non-performing and under-performing loans. The loss on the sale reduced the allowance for loan losses, requiring a $12,200,000 provision for loan losses during the quarter ended September 30, 2013.

Total other income increased by $273,000, or 26.3%, to $1,312,000 for the third quarter of 2013, compared to $1,039,000 for the third quarter of 2012.  Total other income increased by $2,001,000, or 72.4%, to $4,766,000 for the nine months ended September 30, 2013, compared to $2,765,000 for the same period in 2012.  The primary reason for the increase in non-interest income was an increase in mortgage banking activities.  Mortgage banking activities increased $205,000, or 39.3%, to $726,000 for the third quarter of 2013, compared to $521,000 for the third quarter of 2012.  Mortgage banking activities increased $1,923,000, or 156.1%, to $3,155,000 for the nine months ended September 30, 2013, compared to $1,232,000 for the same period in 2012.  The increase in activity was the result of management’s decision to sell additional loans on the secondary market generated from an expanded residential mortgage department.  Real estate commissions by Hyatt Commercial increased by $22,000, or 17.2%, to $150,000 for the third quarter of 2013, compared to $128,000 for the third quarter of 2012.  Real estate commissions decreased $130,000, or 26.6%, to $358,000 for the nine months ended September 30, 2013, compared to $488,000 for the same period in 2012.  The decrease in real estate commissions year to date was due to lower sales and leasing activity in the first half of 2013 compared to 2012.  Real estate management fees increased $26,000, or 17.7%, to $173,000 for the third quarter of 2013, compared to $147,000 for the third quarter of 2012.  Real estate management fees increased $44,000, or 9.4%, to $511,000 for the nine months ended September 30, 2013, compared to $467,000 for the same period in 2012.  The increase in real estate management fees is due to additional properties under management in 2013 compared to 2012.

Total non-interest expenses increased $1,543,000, or 25.9%, to $7,504,000 for the third quarter of 2013, compared to $5,961,000 for the third quarter of 2012.  Total non-interest expenses increased $3,928,000, or 22.0%, to $21,760,000 for the nine months ended September 30, 2013, compared to $17,832,000 for the same period in 2012.  The primary reasons for the increase in non-interest expenses are an increase in compensation and related expenses and an increase in foreclosed real estate expenses, net.  Compensation and related expenses increased by $673,000, or 23.5%, to $3,536,000 for the third quarter of 2013, compared to $2,863,000 for the third quarter of 2012.  Compensation and related expenses increased by $1,823,000, or 20.6%, to $10,676,000 for the nine months ended September 30, 2013, compared to $8,853,000 for the same period in 2012.  These increases were primarily because of positions vacant in 2012 being filled by newly hired employees during 2013, higher compensation and commission paid on increased mortgage banking activities and increases in salaries and health care.  Net occupancy costs decreased by $68,000, or 36.0%, to $121,000 for the third quarter of 2013, compared to $189,000 for the third quarter of 2012.  Net occupancy costs increased by $33,000, or 6.2%, to $566,000 for the nine months ended September 30, 2013, compared to $533,000 for the same period in 2012.  These variances were the result of the timing of maintenance costs incurred.  Foreclosed real estate expenses, net increased by $472,000, or 52.7%, to $1,367,000 for the third quarter of 2013, compared to $895,000 for the third quarter of 2012.  Foreclosed real estate expenses, net increased by $763,000, or 27.3%, to $3,556,000 for the nine months ended September 30, 2013, compared to $2,793,000 for the same period in 2012.  These increases were due to increased foreclosure activity, increased writedowns on properties and increased costs to maintain properties in 2013. Legal fees increased by $51,000, or 31.7%, to $212,000 for the third quarter of 2013, compared to $161,000 for the third quarter of 2012.   Legal fees increased $123,000, or 24.1%, to $634,000 for the nine months ended September 30, 2013, compared to $511,000 for the same period in 2012.  These increases were primarily due to Bancorp’s need during 2013 to utilize certain services provided by outside legal firms.  FDIC assessments and regulatory expense increased by $11,000, or 3.1% to $366,000 for the third quarter of 2013, compared to $355,000 for the third quarter of 2012.  FDIC assessments and regulatory expense decreased by $38,000, or 3.5% to $1,051,000 for the nine months ended September 30, 2013, compared to $1,089,000 for the same period in 2012. This increase during the quarter was primarily due to an increase in the assessment base during the third quarter of 2013.  Other non-interest expenses increased by $564,000, or 42.2%, to $1,902,000 for the third quarter of 2013 compared to $1,338,000 for the third quarter of 2012.  Other non-interest expenses increased by $1,224,000, or 30.2%, to $5,277,000 for the nine months ended September 30, 2013 compared to $4,053,000 for the same period in 2012.  These increases were primarily due to increases in accounting and consulting fees, online charges, credit reports, office expense home refinance leads acquired and disposal of fixed assets.

Income Taxes

Income tax expense increased by $7,695,000 to $8,176,000 for the third quarter of 2013 compared to $481,000 for the third quarter of 2012.  Income tax expense increased by $6,936,000 to $8,710,000 for the nine months ended September 30, 2013 compared to $1,774,000 for the same period in 2012.  These increases are due to management and the board’s decision to record a non-cash charge in the third quarter of approximately $9,086,000 to provide a valuation allowance for its net deferred tax asset as of June 30, 2013, and in addition, to not record an approximately $3,978,000 deferred tax benefit for the taxable loss incurred during the quarter ended September 30, 2013.  The establishment of a valuation allowance does not impair Bancorp’s ability to use the deferred tax asset, primarily net operating loss carryforwards, upon achieving sufficient profitability. As Bancorp generates taxable income in future periods, management does not expect to record a related income tax expense until the valuation allowance is significantly reduced.  This valuation allowance was recorded as additional income tax expense during the third quarter of 2013.

Analysis of Financial Condition

Total assets decreased $36,920,000 or 4.3% to $815,198,000 at September 30, 2013, compared to $852,118,000 at December 31, 2012.  Cash and cash equivalents increased by $26,403,000, or 28.3%, to $119,795,000 at September 30, 2013, compared to $93,392,000 at December 31, 2012.  This increase was primarily in federal funds sold from proceeds of the loan sale and loan payoffs. The loan portfolio decreased, as net loans receivable decreased from the loan sale and loan payoffs $55,210,000, or 8.5%, to $596,499,000 at September 30, 2013, compared to $651,709,000 at December 31, 2012.  This decrease was the result of the continued general slowdown in loan demand during the first nine months of 2013 and the transfer of $9,699,000 of net loans to foreclosed real estate.  Loans held for sale decreased $5,455,000, or 49.1%, to $5,661,000 at September 30, 2013, compared to $11,116,000 at December 31, 2012.  This decrease was primarily due to the timing of loans pending sale as of September 30, 2013.  Foreclosed real estate increased $2,436,000, or 21.3%, to $13,877,000 at September 30, 2013 compared to $11,441,000 at December 31, 2012.  This increase was the result of the timing of foreclosed property sales and new foreclosures.  Accrued interest receivable and other assets decreased $8,193,000, or 47.0%, to $9,233,000 at September 30, 2013 compared to $17,426,000 at December 31, 2012.  The decrease was primarily due to the charge taken of approximately $9,086,000 during the quarter ended September 30, 2013 to provide a valuation allowance for Bancorp’s deferred tax asset.  Total deposits decreased $18,479,000, or 3.1%, to $580,915,000 at September 30, 2013 compared to $599,394,000 at December 31, 2012.  These changes were primarily the result of Bancorp’s continued monitoring of the deposit portfolio and allowing higher rate deposits to leave.  Long-term borrowings remained at $115,000,000 at September 30, 2013 and December 31, 2012.  These borrowings do not mature until 2016 or later and would incur prepayment penalties if paid earlier.

Stockholders’ Equity

Total stockholders’ equity decreased $20,500,000 to $88,496,000 at September 30, 2013 compared to $108,996,000 as of December 31, 2012.  This decrease was primarily due to the net loss incurred during the quarter from the decision to sell certain non-performing and under-performing loans, and establishing an approximately $13,064,000 valuation allowance on its deferred tax asset.  A portion of the loss, approximately $9,971,000, is a pre-tax loss resulting from the sale of the loans.  In addition, the decrease was due to dividends declared but not paid to Bancorp’s preferred stockholders.

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

Management believes Bancorp has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $92,215,000 at September 30, 2013.  Based on past experience, management believes that a significant portion of such deposits will remain with Bancorp. At September 30, 2013, Bancorp had commitments to originate mortgage loans of $9,263,000, unadvanced home equity lines of credit of $12,649,000, unadvanced construction commitments of $31,758,000, unused lines of credit of $30,166,000 and commitments under standby letters of credit of $14,790,000.  Bancorp has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise.  As of September 30, 2013, outstanding FHLB Atlanta borrowings totaled $115,000,000, and Bancorp had available to it an additional $52,380,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities increased $3,208,000 to $10,907,000 for the nine months ended September 30, 2013, compared to $7,699,000 for the same period in 2012. This increase was primarily the result of an increase in proceeds of loans sold to others partially offset by loans originated for sale of loans in 2013 compared to 2012.  Net cash provided by investing activities decreased $2,620,000 to $33,975,000 for the nine months ended September 30, 2013, compared to $36,595,000 for the same period in 2012.  This decrease in 2013 was primarily due to higher purchases of investment securities and lower proceeds from sold foreclosed real estate, partially offset by the proceeds from the sale of certain loans and higher loan payoffs.  Net cash used in financing activities decreased $24,869,000 to $18,479,000 for the nine months ended September 30, 2013, compared to $43,348,000 used in financing activities for the same period in 2012.  This decrease was primarily due to a smaller decrease in deposits in 2013 compared to the decrease in deposits during the same period in 2012.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of twenty percent of its total assets, with the FHLB Atlanta.  As of September 30, 2013, the total available line of credit with the FHLB Atlanta was approximately $167,380,000, of which $115,000,000 was outstanding in the form of long-term borrowings.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of September 30, 2013 (dollars in thousands):

Principal Amount	Rate	Maturity
$15,000	1.81% to 1.83%	2016
70,000	2.43% to 4.05%	2017
30,000	2.58% to 4.00%	Thereafter
$115,000

Subordinated Debentures

As of September 30, 2013, Bancorp had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association, as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (0.27% as of September 30, 2013) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

The 2035 Debentures were issued and sold to Severn Capital Trust I (the “Trust”), of which 100% of the common equity is owned by Bancorp.  The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures.  The 2035 Debentures held by the Trust are the sole assets of the Trust.  Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures.  Bancorp has entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee.  Under the terms of the 2035 Indenture, Bancorp is permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods provided that no event of default has occurred and is continuing.  As of September 30, 2013, Bancorp has deferred the payment of six quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $737,000.

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

The aggregate principal amount of Subordinated Notes outstanding at September 30, 2013 was $3,500,000.  The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Debt issuance costs totaled $245,000 and are being amortized over 10 years.

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

On November 21, 2008, Bancorp entered into an agreement with the United States Department of the Treasury (“Treasury”), pursuant to which Bancorp issued and sold (i) 23,393 shares of its Series B Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.01 per share and liquidation preference $1,000 per share, (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 556,976 shares of Bancorp’s common stock, par value $0.01 per share, for an aggregate purchase price of $23,393,000.  Costs related to the issuance of the preferred stock and warrant totaled $45,000 and were netted against the proceeds.  On September 12, 2013, the Treasury sold all of its 23,393 shares of Series B Preferred Stock to outside investors as part of their ongoing efforts to wind down and recover its remaining investments under the Troubled Asset Relief Program (“TARP’).  The terms of the Series B Preferred Stock remain the same.  The Treasury continues to hold a warrant to purchase 556,976 shares of Bancorp’s common stock.

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

Bancorp’s ability to declare dividends on its common stock are limited by the terms of Bancorp’s Series A preferred stock and Series B preferred stock.  Bancorp may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to its common stock in any quarter until the dividend on the Series A Preferred Stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally Bancorp may not declare or pay any dividend or distribution on its common stock, and Bancorp may not purchase, redeem or otherwise acquire for consideration any of its common stock, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Series B Preferred Stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside), subject to certain minor exceptions.  Dividends on the Series A Preferred Stock and Series B Preferred Stock have not been paid since the first quarter of 2012 because Bancorp did not receive approval from the Federal Reserve Bank of Richmond to pay such dividends.  As of September 30, 2013, Bancorp has unpaid cumulative dividends and interest in arrears on the Series B Preferred Stock of $1,816,000.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the dividend in arrearage on its Series B Preferred Stock has been paid in full.

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

Average Balance Sheet

The following table presents Bancorp’s distribution of the average consolidated balance sheets and net interest analysis for the nine months ended September 30, 2013 and September 30, 2012:

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$658,069	$25,110	5.09%	$696,410	$28,957	5.54%
Held to maturity securities (2)	33,099	456	1.83%	38,341	511	1.78%
Other interest-earning assets (3)	63,695	243	0.51%	72,437	177	0.33%

Total interest-earning assets	754,863	25,809	4.56%	807,188	29,645	4.90%

Non-interest earning assets	86,457			82,309

Total assets	$841,320			$889,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$273,217	625	0.31%	$274,904	886	0.43%
Certificates of deposit	313,424	3,009	1.28%	364,404	5,182	1.90%
Borrowings	139,119	3,346	3.21%	139,119	3,847	3.69%

Total interest-bearing liabilities	725,760	6,980	1.28%	778,427	9,915	1.70%

Non-interest bearing liabilities	7,190			5,008

Stockholders' equity	108,370			106,062

Total liabilities and stockholders’ equity	$841,320			$889,497

Net interest income and interest rate spread		$18,829	3.28%		$19,730	3.20%

Net interest margin			3.33%			3.26%

Average interest-earning assets to average interest-bearing liabilities			104.01%			103.69%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	Bancorp does not have any tax-exempt securities.
(3)	Other interest-earning assets includes interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 15 to the unaudited Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2012, as reported in Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2013.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of Bancorp's management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2013.  Disclosure controls and procedures are defined in Rule 13a-15(e) under the Securities Exchange Act as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, Bancorp’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Bancorp’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.  Based on that evaluation, there were no such changes during the quarter ended September 30, 2013.

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

As noted above, Bancorp and the Bank entered into supervisory agreements with the regulators that require, among other things, that Bancorp and Bank obtain prior regulatory approval before paying any dividends or distributions.  During the second quarter of 2013, Bancorp did not receive approval from the Federal Reserve Bank of Richmond to pay dividends on the Series B Preferred Stock in the amount of $293,000 due on August 15, 2013 and Series A Preferred Stock in the amount of $70,000 due on September 30, 2013.  As of September 30, 2013, Bancorp has unpaid cumulative dividends and interest in arrears on the Series B Preferred Stock of $1,816,000 and $0 on the Series A Preferred Stock.

Also as noted above, as permitted under the terms of the 2035 Indenture, as of September 30, 2013, Bancorp has deferred the payment of six quarters of interest on its 2035 Debentures and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $737,000.

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

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of September 30, 2013 and for the nine months ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

November 13, 2013	Alan J. Hyatt
Alan J. Hyatt,
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2013	Thomas G. Bevivino
Thomas G. Bevivino,
Executive Vice President, Chief Operating Officer and Chief Financial Officer
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

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of September 30, 2013 and for the nine months ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.