Form 10-K
period 2013-12-31
SEVERN BANCORP INC
filed 2014-03-18
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
                                                                                                                                                                                              Yes ☐ No☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).  Yes☐ No☑

The aggregate market value of the 6,440,164 shares of common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2013 of $4.65 per share was $29,946,763.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 1, 2014, there were issued and outstanding 10,066,679 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year-ended December 31, 2013, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  Any forward-looking statements are not guarantees of Bancorp’s future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under “Item 1A. Risk Factors” and the following:

•	Changes in general economic and political conditions and by governmental monetary and fiscal policies;

•	Changes in the economic conditions of the geographic areas in which Bancorp conducts business;

•	Changes in interest rates;

•	A downturn in the real estate markets in which Bancorp conducts business;

•	The high degree of risk exhibited by Bancorp’s loan portfolio;

•	Environmental liabilities with respect to properties Bancorp has title;

•	Changes in federal and state regulation, including recent changes in capital requirements;

•	The effects of the supervisory and formal agreements entered into by Bancorp and Severn Savings Bank, FSB with their respective federal regulator;

•	Bancorp’s ability to estimate loan losses;

•	Competition;

•	Breaches in security or interruptions in Bancorp’s information systems, including cyber security risks;

•	Bancorp’s ability to timely develop and implement technology;
ii

•	Bancorp’s ability to retain its management team;

•	Perception of Bancorp in the marketplace;

•	Bancorp’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; and

•	Terrorist attacks and threats or actual war.

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

 On November 23, 2009, Bancorp and the Bank each entered into a supervisory agreement with the Office of Thrift Supervision (“OTS”).  The Bank’s supervisory agreement was replaced by a formal agreement dated April 23, 2013 enforced by the Office of the Comptroller of the Currency (“OCC”).  Bancorp’s supervisory agreement is now enforced by the Board of Governors of the Federal Reserve System (“Federal Reserve” or “FRB”).   See “Supervisory and Formal Agreements” for more information.

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), effective as of July 21, 2011, the OTS was abolished, the regulatory oversight functions and authority of the OTS related to the Bank were transferred to the OCC and the regulatory oversight functions and authority of the OTS related to Bancorp were transferred to the FRB.  See “Regulation – Regulatory Reform and Legislation.”

During the second half of 2013, the Bank sold a total of $48,514,000 of underperforming and nonperforming loans for approximately $34,413,000 in two bulk loan sales.  The loans sold included $24,256,000 of commercial loans, $8,975,000 of land loans and $15,283,000 of residential loans.

As of December 31, 2013, Bancorp had total assets of $799,603,000, total deposits of $571,249,000, and total stockholders’ equity of $82,769,000. Net loss of Bancorp for the year ended December 31, 2013 was $25,165,000.  For more information, see “Item 6. Selected Financial Data.”

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

For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Bancorp’s interest income and expense during the fiscal years ended December 31, 2013 and 2012, refer to Item 6, “Selected Financial Data - Rate Volume Table”.

Market Area

The Bank’s market area is primarily Anne Arundel County, Maryland and nearby areas, due to its four branch locations, all located in Anne Arundel County.

The Bank continues to expand its business relationship banking department by focusing on the needs of the business community in Anne Arundel County, Maryland.  In addition, the Bank increased its offerings to businesses and consumers, including additional commercial lending products, business internet banking, and an expanded line of consumer deposit products.  The Bank has traditionally focused its lending activities on first mortgage loans secured by real estate for the purpose of purchasing, refinancing, developing and constructing one-to-four family residences and commercial properties in and near Anne Arundel County, Maryland. While first mortgage lending has slowed due to the economic recession, the Bank continues to be a leading mortgage lender in its market area in 2013.  The Bank participates in the secondary market and sells loans it originates either with mortgage servicing rights released or retained.

Supervisory and Formal Agreements

 Bancorp is currently under a supervisory agreement, originally entered into with the OTS on November 23, 2009.  Due to the passage of the Dodd-Frank Act, effective July 21, 2011, the supervision of Bancorp was transferred to the FRB and, as a result, the supervisory agreement is now enforced by the FRB. The supervisory agreement provides, among other things, that

•	Bancorp will not make any dividends or capital distributions, and Bancorp will not redeem any Bancorp common stock, without the prior approval of the Federal Reserve;

•	Bancorp will not, and will not permit its subsidiaries to, incur, issue, renew or rollover any debt or debt securities, increase any current lines of credit, guarantee the debt of any entity, or otherwise incur any additional debt, without the prior written non-objection of the Federal Reserve;

•	Bancorp will submit to the Federal Reserve a business plan designed to, among other things, improve operations, earnings and profitability and reduce Bancorp debt and, after the Federal Reserve’s approval, implement such plan and review such plan quarterly; and

•	Bancorp will make various periodic reports to the Federal Reserve and their board of directors.

On April 23, 2013, the Bank entered into a formal agreement with the OCC, which agreement primarily addressed issues identified in the OCC’s report of examination of the Bank’s operations and financial condition in 2012.  The formal agreement supersedes and terminates the supervisory agreement entered into between the OTS and the Bank on November 23, 2009.  The formal agreement provides, among other things, that

•	The Bank’s Board will appoint a Compliance Committee of at least three directors, which will be responsible for monitoring and coordinating the Bank’s adherence to the provisions of the Agreement and submitting progress reports to the Board;

•	The Bank’s Board will assess the qualifications of each senior executive officer and director and ensure that the Bank has competent management in place on a full-time basis in all senior executive officer positions and a competent Board of Directors;

•	The Bank’s Board will adopt, implement, and thereafter ensure its adherence to an independent, internal audit program, directed by and reporting to the Board, sufficient to detect and report on irregularities and weak practices in the Bank’s operations and report on the Bank’s compliance with applicable laws, rules and regulations;

•	The Bank will take immediate and continuing action to reduce the level of criticized assets in the OCC’s report of examination and to develop and adhere to a written program designed to eliminate the basis of criticism of those assets or other subsequently criticized;

•	The Bank’s Board will establish credit risk management practices that ensure effective credit administration, portfolio management and monitoring, and risk mitigation, including a written credit policy and portfolio stress testing;

•	The Bank’s Board will review the adequacy of the Bank’s allowance for loan and lease losses and will establish a program for the maintenance of an adequate allowance;

•	The Bank’s Board will ensure the implementation of appraisal policies and controls to ensure full compliance with all regulatory requirements;

•	The Bank’s Board will develop, implement, and thereafter ensure Bank’s adherence to a written three-year business plan;

•	The Bank’s Board will submit to the OCC a revised, written capital plan for the Bank, consistent with the Bank’s business plan, covering at least a three-year period; and

•	The Bank’s Board will review and revise as necessary, and thereafter maintain a comprehensive liquidity risk management program and a contingency funding plan consistent with regulatory guidance.

The terms of both agreements will remain in effect until terminated, modified or suspended by the respective regulatory agency. The foregoing summaries are qualified by reference to (i) the supervisory agreement, a copy of which is filed as an exhibit to Bancorp’s Annual Report on Form 10-K for fiscal year ended December 31, 2009 and filed with the Securities and Exchange Commission on March 15, 2010 and (ii) the formal agreement, a copy of which is filed as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and filed with the Securities and Exchange Commission on May 8, 2013.

Loan Portfolio Composition

The following table sets forth the composition of Bancorp’s loan portfolios by type of loan at the dates indicated.  The table includes a reconciliation of total net loans receivable, including loans held for sale, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowances for losses on loans as of December 31:

	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Residential mortgage	$258,919	39.56%	$269,405	38.60%	$295,876	39.78%	$326,255	38.87%	$343,931	37.97%
Construction, acquisition and development	75,539	11.54%	71,523	10.25%	99,122	13.32%	144,098	17.17%	198,933	21.96%
Land	34,429	5.26%	50,900	7.29%	59,649	8.02%	63,155	7.52%	71,772	7.92%
Lines of credit	21,598	3.30%	31,428	4.50%	34,278	4.61%	36,642	4.37%	31,138	3.44%
Commercial real estate	220,160	33.64%	222,038	31.81%	203,010	27.29%	212,477	25.32%	204,596	22.59%
Commercial non-real estate	8,583	1.31%	6,120	0.88%	5,599	0.75%	8,434	1.00%	6,923	0.76%
Home equity	30,339	4.64%	34,609	4.96%	41,309	5.56%	43,501	5.18%	42,365	4.68%
Consumer	1,185	0.18%	858	0.12%	897	0.12%	1,302	0.16%	1,259	0.14%
Loans held for sale	3,726	0.57%	11,116	1.59%	4,128	0.55%	3,426	0.41%	4,845	0.54%

Total gross loans	654,478	100.00%	697,997	100.00%	743,868	100.00%	839,290	100.00%	905,762	100.00%

Deferred loan origination fees and costs, net	(2,131)		(2,047)		(2,485)		(3,205)		(3,895)

Loans in process	(34,069)		(15,647)		(18,014)		(23,851)		(48,095)

Allowance for loan losses	(11,739)		(17,478)		(25,938)		(29,871)		(34,693)

Total loans net	$606,539		$662,825		$697,431		$782,363		$819,079

Lending Activities

General

The Bank originates mortgage loans of all types, including residential, residential-construction, commercial-construction, commercial, land and residential lot loans.  The Bank also originates non-mortgage loans, which include consumer, business and commercial loans.  These loans constitute a small part of the Bank’s portfolio.

The Bank originated and funded $249,033,000 and $190,998,000 of loans for the years ended December 31, 2013 and 2012, respectively.

Loan Origination Procedures

The following table contains information on the activity of the Bank’s loans held for sale and its loans held for investment in its portfolio:

	For the Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Held for Sale:
Beginning balance	$11,116	$4,128	$3,426
Originations	116,788	105,674	43,403
Net sales	(124,178)	(98,686)	(42,701)

Ending balance	$3,726	$11,116	$4,128

Held for investment:
Beginning balance	$686,881	$739,740	$835,864
Originations and purchases	132,245	85,324	52,183
Transfers to foreclosed real estate	(10,341)	(16,515)	(19,820)
Repayments/payoffs	(109,381)	(121,668)	(128,487)
Bulk loan sale	(48,652)	-	-

Ending balance	$650,752	$686,881	$739,740

The Bank originates residential mortgage loans that are to be held in the Bank’s loan portfolio as well as loans that are intended for sale in the secondary market.  Loans sold in the secondary market are primarily sold to investors with which the Bank maintains a correspondent relationship.  These loans are made in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market, and are approved either by the Bank’s underwriter or the correspondent’s underwriter.  Loans considered for the Bank’s portfolio with borrowers that have lending relationships less than $1,000,000 are approved by the Bank’s Officers Loan Committee, which includes the Chief Executive Officer, the Chief Financial Officer, the Chief Lending Officer and the Chief Credit Officer.  Loans considered for the Bank’s portfolio with borrowers that have lending relationships of $1,000,000 or greater are approved by the Bank’s Directors Loan Committee.  Meetings of either loan committee are open to attendance by any member of the Bank’s Board of Directors who wishes to attend.  The loan committees report to and consult with the Board of Directors in interpreting and applying the Bank’s lending policy.  Single loans greater than $2,000,000, or loans to one borrower aggregating more than $4,000,000, up to $15,418,000 (the maximum amount of loans to one borrower as of December 31, 2013), must also have Board of Directors’ approval.

Loans that are sold are typically long-term (15 or more years) loans with fixed interest rates eligible for resale in the secondary market.  Loans retained for Bancorp’s portfolio typically include construction loans, commercial loans and loans that periodically reprice or mature prior to the end of an amortized term.  Loans are sold with either servicing released or retained by the Bank.  As of December 31, 2013, the Bank was servicing $21,781,000 in loans for Federal Home Loan Mortgage Corporation (“FHLMC”), $46,261,000 in loans for Federal National Mortgage Association (“FNMA”) and $41,202,000 in loans for other investors.

The following table contains information, as of December 31, 2013, on the percentage of fixed-rate single-family loans serviced for others by the Bank, by interest rate category.

Interest rate range	Percentage of Portfolio
Less than 5.00%	90.8%
5.01 – 6.00%	3.7%
6.01 – 7.00%	2.9%
7.01 – 8.00%	2.3%
Over 8.00%	0.3%
100.0%

The Bank’s mortgage loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  The authority of the loan committee to approve loans is established by the Board of Directors and currently is commensurate with the Bank’s limitation on loans to one borrower.  The Bank’s maximum amount of loans to one borrower currently is equal to 15% of the Bank’s unimpaired capital, or $15,418,000 as of December 31, 2013.  Loans greater than this amount require participation by one or more additional lenders.  Letters of credit are subject to the same limitations as direct loans.  The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate.  The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

Residential Mortgage Loans

At December 31, 2013, Bancorp’s residential mortgage loan portfolio totaled $258,919,000, or 39.6% of Bancorp’s loan portfolio.  All of Bancorp’s residential mortgage loans are secured by one to four family residential properties.  Loans secured by residential properties generally have less risk than other loans because they are generally the primary residence of the borrower.

Commercial Real Estate Loans

At December 31, 2013, Bancorp’s commercial real estate loan portfolio totaled $220,160,000, or 33.6% of Bancorp’s loan portfolio.  All of Bancorp’s commercial real estate loans are secured by improved property such as office buildings, retail strip shopping centers, industrial condominium units and other small businesses, most of which are located in the Bank’s primary lending area.  The largest commercial real estate loan outstanding at December 31, 2013 was a $6,673,000 loan secured by an office building in Annapolis, Maryland.  This loan has consistently performed in accordance with the terms of the debt instrument.

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

Construction and Land Acquisition and Development Loans

The Bank originates loans to finance the construction of one-to-four family dwellings, and to a lesser extent, commercial real estate.  It also originates loans for the acquisition and development of unimproved property to be used for residential and/or commercial purposes in cases where the Bank is to provide the construction funds to improve the properties.  As of December 31, 2013, Bancorp had 108 construction loans outstanding in the gross aggregate amount of $75,539,000, representing 11.5% of its loan portfolio.  Included in that total were commitments to advance an additional $34,023,000.

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

It is the policy of the Bank to conduct physical inspections of each property secured by a construction or rehabilitation loan for the purpose of reporting upon the progress of the construction of improvements.  These inspections, referred to as “construction draw inspections,” are to be performed at the time of a request for an advance of construction funds.  If no construction advance has been requested, a construction inspector or senior officer of the institution makes an inspection of the subject property at least quarterly.

Land and Residential Building Lots

Land loans include loans to developers for the development of residential subdivisions and loans on unimproved lots primarily to individuals.  At December 31, 2013, Bancorp had outstanding land and residential building lot loans totaling $34,429,000, or 5.3% of the total loan portfolio.  The largest of these loans for $3,185,000, is secured by thirty lots in Davidsonville, Maryland, and has performed in accordance with the terms of the debt instrument.  Land development loans typically are short-term loans; the duration of these loans is typically not greater than three years.  The interest rate on land loans is generally at least 1% or 2% over the prime rate.   The loan-to-value ratio generally does not exceed 75% at the time of loan origination. Land and residential building lot loans typically are made to customers of the Bank and developers and contractors with whom the Bank has had previous lending experience.  In addition to the customary requirements for these types of loans, the Bank may also require a satisfactory Phase I environmental study and feasibility study to determine the profit potential of the development.

Lines of Credit and Commercial Non-Real Estate Loans

The Bank also offers other business and commercial loans.  These are loans to businesses are typically lines of credit or other loans that are not secured by real estate, although equipment, securities, or other collateral may secure them.  They typically are offered to customers with long-standing relationships with the Bank.  At December 31, 2013, $30,181,000, or 4.6%, of the loan portfolio consisted of lines of credit and other commercial loans.

Home Equity and Other Consumer Loans

The Bank also offers other loans to consumers, including home equity loans, home equity lines of credit and other consumer loans.  At December 31, 2013, $31,524,000, or 4.8% of the loan portfolio consisted of these loans.

Loan Portfolio Cash Flows

The following table sets forth the estimated maturity of Bancorp’s loan portfolios by type of loan at December 31, 2013.  The estimated maturity reflects contractual terms at December 31, 2013.  Contractual principal repayments of loans do not necessarily reflect the actual life of the Bank’s loan portfolios.  The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of “due on sale” clauses.  The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Due	Due after
	Within one	1 through	Due after
	year or less	5 years	5 years	Total
	(dollars in thousands)
Residential mortgage	$28,694	$39,014	$194,937	$262,645	*
Construction acquisition and development	63,764	11,775	-	75,539
Land	12,015	13,156	9,258	34,429
Lines of credit	15,139	6,269	190	21,598
Commercial real estate	25,991	58,531	135,638	220,160
Commercial, non-real estate	948	4,229	3,406	8,583
Home equity	-	-	30,339	30,339
Consumer	97	1,074	14	1,185
Total	$146,648	$134,048	$373,782	$654,478

             *Includes loans categorized as held for sale.

The following table contains certain information as of  December 31, 2013 relating to the loan portfolio of Bancorp with the dollar amounts of loans due after one year that have fixed and floating rates.  All loans are shown maturing based upon contractual maturities and include scheduled payments but not possible prepayments.

	Fixed	Floating	Total
	(dollars in thousands)
Residential mortgage	$112,997	$120,954	$233,951	*
Construction, acquisition and development	3,769	8,006	11,775
Land	11,389	11,025	22,414
Lines of credit	-	6,459	6,459
Commercial real estate	62,614	131,555	194,169
Commercial, non-real estate	6,102	1,533	7,635
Home equity	-	30,339	30,339
Consumer	1,088	-	1,088
Total	$197,959	$309,871	$507,830

  *Includes loans categorized as held for sale.

Loans to One Borrower

Under regulatory guidelines, the aggregate amount of loans that the Bank may make to one borrower was $15,418,000 at December 31, 2013, which is 15% of the Bank’s unimpaired capital and unimpaired surplus.  The Bank’s three largest loans at December 31, 2013 were a $6,673,000 loan secured by an office building located in Annapolis, Maryland, a $6,486,000 loan secured by commercial property in Columbia, Maryland and a $5,700,000 loan secured by commercial property located in Annapolis, Maryland.  All three loans are performing as agreed.

Origination and Purchase and Sale of Loans

The Bank originates residential loans in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market.  Although the Bank has authority to lend anywhere in the United States, it has confined its loan origination activities primarily to the states of Maryland, Virginia and Delaware.

Loan originations are developed from a number of sources, primarily from referrals from real estate brokers, internet leads, builders, and existing and walk‑in customers.

The Bank’s mortgage loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  Loans considered for the Bank’s portfolio with borrowers that have lending relationships less than $1,000,000 are approved by the Bank’s Officers Loan Committee, which includes the Chief Executive Officer, the Chief Financial Officer, the Chief Lending Officer and the Chief Credit Officer.  Loans considered for the Bank’s portfolio with borrowers that have lending relationships of $1,000,000 or greater are approved by the Bank’s Directors Loan Committee.  Meetings of either loan committee are open to attendance by any member of the Bank’s Board of Directors who wishes to attend.  The loan committees report to and consult with the Board of Directors in interpreting and applying the Bank’s lending policy.  Single loans greater than $2,000,000, or loans to one borrower aggregating more than $4,000,000, up to $15,418,000 (the maximum amount of loans to one borrower as of December 31, 2013), must also have Board of Directors’ approval. The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate. The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

 Allowance for Loan Losses

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

For such loans that are classified as impaired, an allowance is established when the current market value of the underlying collateral less its estimated disposal costs has not been finalized, but management determines that it is likely that the value is lower than the carrying value of that loan.  Once the net collateral value has been determined, a charge-off is taken for the difference between the net collateral value and the carrying value of the loan. For loans that are not solely collateral dependent, an allowance is established when the present value of the expected future cash flows of the impaired loan is lower than the carrying value of that loan.  The general component relates to loans that are classified as doubtful, substandard or special mention that are not considered impaired, as well as non-classified loans.  The general reserve is based on historical loss experience adjusted for qualitative factors.  These qualitative factors include:

•	Levels and trends in delinquencies and nonaccruals;
•	Inherent risk in the loan portfolio;
•	Trends in volume and terms of the loan;
•	Effects of any change in lending policies and procedures;
•	Experience, ability and depth of management;
•	National and local economic trends and conditions;
•	Effect of any changes in concentration of credit; and
•	Industry conditions.

A loan is generally considered impaired if it meets either of the following two criteria:

•	Loans that are 90 days or more in arrears (nonaccrual loans); or
•	Loans where, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.

Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans, classified special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loans not classified are rated pass.

A loan is considered a troubled debt restructuring, sometimes referred to as a TDR, when Bancorp for economic or legal reasons relating to the borrowers financial difficulties grants a concession to the borrower that it would not otherwise consider.  Loan modifications made with terms consistent with current market conditions that the borrower could obtain in the open market are not considered a TDR.

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

The Bank discontinues the accrual of interest on loans 90 days or more past due, at which time all previously accrued but uncollected interest is deducted from income.  $971,000 in interest income would have been recorded for the year ended December 31, 2013 if the loans had been current in accordance with their original terms and had been outstanding throughout the year ended December 31, 2013 or since their origination (if held for only part of the fiscal year).  For the year ended December 31, 2013, $522,000 in interest income on such loans was actually included in net income.  The following table sets forth information as to non-accrual loans and other non-performing assets.

	At December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Residential mortgage	$6,802	$14,436	$8,912	$18,778	$33,391
Construction acquisition and development	814	8,564	10,997	15,160	-
Land	183	4,688	6,813	5,890	19,425
Lines of credit	304	1,877	2,019	4,265	-
Commercial real estate	1,155	5,793	2,140	1,927	7,400
Commercial non-real estate	-	111	5	-	56
Home Equity	1,777	2,000	343	118	536
Consumer	-	26	203	26	-
Total non-accrual loans	$11,035	$37,495	$31,432	$46,164	$60,808
Accruing loans greater than 90 days past due	$-	$-	$-	$-	$-
Foreclosed real-estate	$8,972	$11,441	$19,932	$20,955	$21,574
Total non-performing assets	$20,007	$48,936	$51,364	$67,119	$82,382
Nonaccrual troubled debt restructures (included above)	$2,091	$5,635	$19,351	$13,299	$13,771
Accruing troubled debt restructurings	$34,827	$56,448	$40,424	$58,730	$30,945
Total non-accrual loans to net loans	1.8%	5.8%	4.5%	5.9%	7.5%
Allowance for loan losses to total non-performing loans, including loans contractually past due 90 days or more	106.4%	46.6%	82.5%	64.7%	57.1%
Total non-accrual and accruing loans greater than 90 days past due to total assets	1.4%	4.4%	3.5%	4.8%	5.7%
Total non-performing assets to total assets	2.5%	5.7%	5.7%	7.0%	8.5%

Included in non-accrual residential mortgage loans at December 31, 2013 were 24 loans totaling $6,564,000 to consumers and two loans totaling $238,000 to builders.  Included in non-accrual land loans at December 31, 2013 were five loans.

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

Total classified loans as of December 31, 2013 were $31,333,000 of which all were classified substandard   The allowance for loan losses as of December 31, 2013 was $11,739,000, which was 1.8% of gross loans receivable and 106.4% of total non-performing loans.

[see table on following page]

The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans (excluding loans held for sale) as of December 31,

	2013		2012		2011		2010		2009
		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
		Loans in each		Loans in each		Loans in each		Loans in each		Loans in each
	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Residential mortgage	$6,291	39.79%	$8,418	39.22%	$12,303	40.00%	$16,339	39.03%	$19,621	38.17%
Construction, acquisition and development	414	11.61%	2,120	10.41%	3,916	13.40%	3,997	17.24%	1,492	22.08%
Land	1,346	5.29%	2,245	7.41%	2,405	8.06%	4,225	7.56%	5,539	7.97%
Lines of credit	36	3.32%	87	4.57%	725	4.63%	458	4.38%	20	3.46%
Commercial real estate	2,512	33.83%	3,295	32.33%	4,157	27.44%	3,949	25.42%	5,506	22.71%
Commercial non-real estate	135	1.32%	46	0.89%	169	0.76%	131	1.01%	82	0.77%
Home equity	1,003	4.66%	1,254	5.04%	2,257	5.58%	762	5.20%	2,425	4.70%
Consumer	2	0.18%	13	0.13%	6	0.13%	10	0.16%	8	0.14%
Total	$11,739	100.00%	$17,478	100.00%	$25,938	100.00%	$29,871	100.00%	$34,693	100.00%

The following table contains information with respect to Bancorp’s allowance for loan losses for the periods indicated:

	At of or for the Year Ended
	December 31
	2013	2012	2011	2010	2009
	(dollars in thousands)
Average loans outstanding, net	$648,959	$692,831	$753,926	$823,410	$878,191
Total gross loans outstanding at end of period	$654,478	$697,997	$743,868	$839,290	$905,762
Total net loans outstanding at end of period	$606,539	$662,825	$697,431	$782,363	$819,079
Allowance balance at beginning of period	$17,478	$25,938	$29,871	$34,693	$14,813

Provision for loan losses	16,520	765	4,612	5,744	31,402
Actual charge-offs
Residential real estate	7,919	4,299	4,421	6,825	6,761
Construction, acquisition and development	2,439	1,395	1,503	-	-
Land	4,529	1,624	1,054	3,096	-
Lines of credit	521	182	-	-	-
Commercial real estate	8,343	416	811	523	-
Commercial non-real estate	687	20	-	-	-
Home Equity	809	1,407	39	217	-
Consumer	46	10	717	5	-
Other	-	-	-	-	4,818
Total charge-offs	25,293	9,353	8,545	10,666	11,579
Recoveries
Residential real estate	1,034	18	-	100	57
Construction, acquisition and development	66	-	-	-	-
Land	1,773	-	-	-	-
Lines of credit	60	-	-	-	-
Commercial real estate	54	-	-	-	-
Commercial non-real estate	8	110	-	-	-
Home Equity	15	-	-	-	-
Consumer	24	-	-	-	-
Total recoveries	3,034	128	-	100	57
Net charge offs	22,259	9,225	8,545	10,566	11,522

Allowance balance at end of period	$11,739	$17,478	$25,938	$29,871	$34,693
Net charge offs as a percent of average loans	3.43%	1.33%	1.13%	1.28%	1.31%
Allowance for loan losses to total gross loans at end of period	1.79%	2.50%	3.49%	3.56%	3.83%
Allowance for loan losses to net loans at end of period	1.94%	2.64%	3.72%	3.82%	4.24%

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

The amortized cost of the Bank’s investment securities held to maturity as of the dates indicated, are presented in the following table:

	At December 31,
	2013	2012	2011
	(dollars in thousands)
US Treasury securities	$31,235	$29,414	$34,498
US Agency securities	11,123	4,142	5,206
US Government sponsored mortgage-backed securities	2,303	510	653

Total Investment Securities Held to Maturity	$44,661	$34,066	$40,357

Investment Scheduled Maturity Table

As of December 31, 2013

			More than One to		More than Five to		More than
	One Year or Less		Five Years		Ten Years		Ten Years		Total Investment Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
	(dollars in thousands)

US Treasury securities	$4,009	1.84%	$25,251	1.57%	$1,975	3.18%	$-	-	$31,235	1.71%	$31,831
US Agency securities	1,012	1.29%	6,191	1.21%	3,920	2.59%	-	-	11,123	1.70%	11,066
US Government sponsored mortgage-backed securities*	95	-0.72%	1,945	1.98%	115	5.18%	148	5.02%	2,303	2.22%	2,316
Total securities	$5,116	1.71%	$33,387	1.52%	$6,010	2.83%	$148	5.02%	$44,661	1.76%	$45,213

* The amortized cost of mortgage-backed securities as of December 31, 2013, by contractual maturity, is shown above.  Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

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

Deposits in the Bank as of December 31, 2013, 2012 and 2011 consisted of savings programs described below:

	2013	2012	2011
	(dollars in thousands)

NOW accounts	$40,067	$32,140	$16,654
Money market accounts	38,619	48,252	43,344
Passbooks	164,504	176,799	189,696
Certificates of deposit	301,355	318,955	383,103
Non-interest bearing accounts	26,704	23,248	19,960

Total deposits	$571,249	$599,394	$652,757

The following table contains information pertaining to the certificates of deposit held by the Bank with a minimum denomination of $100,000 as of December 31, 2013.

Jumbo Certificates
of Deposit
Time Remaining Until Maturity	(dollars in thousands)
Less than three months	$10,827
3 months to 6 months	7,440
6 months to 12 months	18,868
Greater than 12 months	94,290
Total	$131,425

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

Borrowings

The Bank’s credit availability under the FHLB of Atlanta’s credit availability program was $162,110,000 at December 31, 2013.  The Bank is able to borrow up to 20% of total assets. The Bank, from time to time, utilizes the line of credit when interest rates under the line are more favorable than obtaining deposits from the public.  There were no short-term borrowings with the FHLB of Atlanta at December 31, 2013.

Employees

As of December 31, 2013, Bancorp and its subsidiaries had approximately 160 full-time equivalent employees.    Bancorp’s employees are not represented by any collective bargaining group.

Hyatt Commercial

Hyatt Commercial is a subsidiary of the bank and is a real estate brokerage company specializing in commercial real estate sales, leasing and property management.

SBI Mortgage Company

SBI Mortgage Company (“SBI”) is a subsidiary of Bancorp that has engaged in the origination of mortgages not suitable for the Bank.  It owns subsidiary companies that purchase real estate for investment purposes.  As of December 31, 2013, SBI had $1,756,000 in outstanding mortgage loans and it had $481,000 invested in subsidiaries, which funds were held in cash, pending potential acquisition of investment real estate.

Crownsville Development Corporation

Crownsville Development Corporation, which is doing business as Annapolis Equity Group, is a subsidiary of SBI and is engaged in the business of acquiring real estate for investment and syndication purposes.

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

Bancorp is currently under a supervisory agreement enforced by the FRB.  Among other things, the supervisory agreement restricts the ability of Bancorp to pay dividends or other capital distributions or to incur, issue or renew any debt, without the prior approval of the FRB.  For more information, see “Supervisory and Formal Agreements.”

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

No director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company, without written approval of the FRB. Certain individuals, including Alan J. Hyatt, Louis Hyatt, and Melvin Hyatt, and their respective spouses (“Applicants”), filed an Application for Notice of Change In Control (“Notice”) in April 2001 pursuant to 12 CFR Section 574.3(b).  The Notice permitted the Applicants to acquire up to 32.32% of Bancorp’s issued and outstanding shares of stock of Bancorp by April 16, 2002.  The OTS approved requests by the Applicants to extend the time to consummate such acquisition of shares to December 16, 2011. The Applicants currently own approximately 29.69% of the total outstanding shares of Bancorp as of December 31, 2013.

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
The American Recovery and Reinvestment Act of 2009 (“ARRA”) and the regulations adopted thereunder have imposed additional compensation restrictions on companies participating in the TARP including limits on compensation that exclude incentives to take unnecessary and excessive risks that threaten the value of the participant, provision for recovery by the participant of any bonus, retention award or incentive compensation paid to any senior executive office and up to 20 next mostly highly compensated employees of the participant based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate, and prohibitions on bonus, retention awards or incentive compensation to certain senior employees, among other provisions. TARP participants are required to annually allow shareholders to have a separate non-binding vote on executive compensation while a TARP investment is outstanding.  These restrictions generally apply until a participant repays the financial assistance received through TARP or until the TARP Securities are auctioned and sold by the government to a third party that is not a federal government entity (the “TARP Period”).

On September 25, 2013, the Treasury sold all of its Series B Preferred Shares that it purchased under the CPP Agreements to outside investors as part of Treasury’s ongoing efforts to wind down and recover its remaining investments under the TARP.  The terms of the Series B Preferred Stock remain the same.  The Treasury Department continues to hold a warrant to purchase 556,976 shares of the Company’s common stock.  As a result of the sale of the Series B Preferred Stock by the Treasury Department, the TARP Period has ended and the Company is generally not subject to the restrictions imposed on TARP recipients.

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

The Bank has entered into a formal agreement with the OCC, which agreement primarily addressed issued identified in the OCC’s report of examination of the Bank’s operations and financial condition in 2012 and prescribes certain corrective actions that the Bank must take.  The formal agreement supersedes and terminates the supervisory agreement entered into between the OTS and the Bank on November 23, 2009.  For more information, see “Supervisory and Formal Agreements.”

Regulatory Capital Requirements.  Current OCC regulations require the Bank to maintain minimum levels of regulatory capital including: (i) tangible capital equal to at least 1.5% of adjusted total assets; (ii) a leverage ratio consisting of Tier 1 or “core” capital equal to at least 4% (or 3%, if the Bank receives the highest CAMELS rating under the Uniform Financial Institutions Rating System) of adjusted total assets; and (iii) risk-based capital equal to at least 8% of total risk-weighted assets.
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

Tangible capital is generally defined the same as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association’s intangible assets with only limited exceptions, including certain mortgage servicing rights.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital.  At December 31, 2013, the Bank had no such investments.

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

A savings institution’s risk based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance sheet asset and the credit-equivalent amount of each off-balance-sheet item after each is multiplied by an assigned risk weight.  These risk weights currently range from 0% for cash to 100% for consumer or commercial loans, home equity loans, repossessed assets or assets that are more than 90 days past due.

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

As shown below, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2013 and 2012.

	Actual		Required For Capital Adequacy Purposes				Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount		%		Amount		%
	(dollars in thousands)
December 31, 2013
Tangible (1)	$102,790	12.9%	$11,924		1.50%		N/	A	N/	A
Tier 1 capital (2)	102,790	18.6%	N/	A	N/	A	$33,114		6.00%
Core (1)	102,790	12.9%	31,797		4.00%		39,747		5.00%
Total (2)	109,055	19.8%	44,153		8.00%		55,191		10.00%

December 31, 2012
Tangible (1)	$122,836	14.6%	$12,620		1.50%		N/	A	N/	A
Tier 1 capital (2)	122,836	19.6%	N/	A	N/	A	$37,656		6.00%
Core (1)	122,836	14.6%	33,653		4.00%		42,066		5.00%
Total (2)	130,592	20.8%	50,209		8.00%		62,761		10.00%

(1)  To adjusted total assets.
(2)  To risk-weighted assets.

On April 23, 2013, the Bank was notified by the OCC that the OCC established minimum capital ratios for the Bank requiring it to immediately maintain a Tier 1 Leverage Capital Ratio to Adjusted Total Assets of at least 10% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 15%.  The Bank was in compliance with these regulations as of December 31, 2013.

Recent Amendments to Regulatory Capital Requirements. On July 9, 2013, the federal banking agencies approved amendments to their regulatory capital rules to conform U.S. regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the international accord referred to as “Basel III”,  and to implement certain provisions of the Dodd-Frank Act.  The revisions establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets.  The new requirements apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies (other than certain savings and loan holding companies engaged in insurance underwriting and grandfathered diversified holding companies) regardless of asset size.  The rules became effective in January 2014 for institutions with assets over $250 billion and internationally active institutions and will become effective in January 2015 for all other institutions, including the Company and the Bank.

Under the amendments, a new capital measure, “Common Equity Tier 1 Capital,” has been established, which consists of common stock and related surplus, retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries.  Depository institutions and their holding companies will be required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets.

The amendments also increase the minimum Tier 1 Capital ratio to 6% from the current 4%.  Tier 1 Capital will consist of Common Equity Tier 1 Capital plus Additional Tier 1 Capital elements which would include non-cumulative perpetual preferred stock.  Cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) will no longer qualify as Additional Tier 1 Capital.  Trust preferred securities and other non-qualifying capital instruments issued prior to May 19, 2010 by bank and savings and loan holding companies with less than $15 billion in assets as of December 31, 2009 or by mutual holding companies may continue to be included in Tier 1 Capital but will be phased out over 10 years beginning in 2016 for all other banking organizations.  These non-qualifying capital instruments, however, may be included in Tier 2 Capital which also include qualifying subordinated debt.  The amended regulations also require a minimum Tier 1 leverage ratio of 4% for all institutions, eliminating the 3% option for institutions with the highest supervisory ratings.  The minimum required ratio of total capital to risked-weighted assets will remain at 8%.

In addition to higher capital requirements, depository institutions and their holding companies will be required to maintain a common equity Tier 1 capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases or for the payment of discretionary bonuses to senior executive management.  The capital conservation buffer requirement will be phased in over four years beginning in 2016.  The capital conservation buffer requirement effectively raises the minimum required  risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.
The amendments also revise the prompt corrective action framework discussed below by incorporating the Common Equity Tier 1 Capital requirement and raising the capital requirements for certain capital categories.

Banking organizations will be required to deduct goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities, from Common Equity Tier 1 Capital.  Deferred tax assets arising from temporary timing differences that cannot be realized through net operating loss carrybacks will continue to be deducted.  Deferred tax assets that can be realized through net operating loss carrybacks will not be deducted but will be subject to 100% risk weighting.

The federal banking agencies did not adopt a proposed rule that would have significantly changed the risk-weighting for residential mortgages.  Instead, the amended regulations will continue to follow the current capital rules which assign a 50% risk-weighting to “qualifying mortgage loans” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due.  All other mortgage loans will have a 100% risk weight.  The revised regulations apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through net operating carrybacks and investments in the capital instruments of other financial institutions that are not deducted from capital.  The revised regulations also create a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than for certain community development projects, agricultural land and one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan is made.

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

As of December 31, 2013, the Bank met the capital requirements of a “well capitalized” institution under applicable OCC regulations.

Recent Amendments to Prompt Corrective Action.  The amendments issued in connection with implementation of Basel III international standards discussed in the “Recent Amendments to Regulatory Capital Requirements-” section above revised the adequately capitalized and well-capitalized categories.  Effective January 1, 2015, under the amendments to be well-capitalized, a savings association is required to have at least a 10% total risk-based capital ratio, an 8% Tier 1 risk-based capital ratio, a 6.5% common equity Tier 1 risk-based capital ratio and a 5% Tier 1 leverage ratio.  To be adequately capitalized, a savings association is required to have at least an 8% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, a 4.5% common equity Tier 1 risk based capital ratio and a 4% Tier 1 leverage ratio.  The definitions of undercapitalized, significantly undercapitalized and critically undercapitalized remain the same.

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

As discussed above, the Dodd-Frank Act made permanent the maximum deposit insurance amount of $250,000 per depositor.

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
All FDIC-insured depository institutions pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board.  The bonds, commonly referred to as Financing Corporation (“FICO”) bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation.  For the quarter ended September 30, 2011, the annualized FICO assessment rate equaled 1.0 basis point for each $100 in domestic deposits maintained at an institution.  Beginning with the fourth quarter of 2011, the FICO assessment was based on total assets less tangible capital instead of deposits. The fourth quarter 2013 FICO assessment rate was 0.64 basis points and the first quarter 2014 FICO assessment rate was 0.62 basis points.  FICO assessments will continue until the bonds mature in 2017 through 2019.

The FDIC has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operation of the Bank.

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

At December 31, 2013, the Bank’s loans-to-one-borrower limit was $15,418,000 based upon the 15% of unimpaired capital and surplus measurement.  At December 31, 2013, the Bank’s three largest loans were a $6,673,000 loan secured by an office building located in Annapolis, Maryland, a $6,486,000 loan secured by commercial property in Columbia, Maryland and a $5,700,000 loan secured by commercial property located in Annapolis, Maryland.  These loans were performing in accordance with their terms.

Qualified Thrift Lender Test. Savings associations must meet a QTL test, which may be met either by maintaining, on average, at least 65% of its portfolio assets in qualified thrift investments in at least nine of the most recent twelve month period, or meeting the definition of a “domestic building and loan association” as defined in the Code.  “Portfolio Assets” generally means total assets of a savings institution, less the sum of (i) specified liquid assets up to 20% of total assets, (ii) goodwill and other intangible assets, and (iii) the value of property used in the conduct of the savings association’s business.  Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage‑related securities.  Associations that fail to meet the QTL test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2013, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

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

Branching.  Under OCC branching regulations, the Bank is generally authorized to open branches in any state of the United States (i) if the Bank qualifies as a “domestic building and loan association” under the Code, which qualification requirements are similar to those for a Qualified Thrift Lender under the Home Owners’ Loan Act, or (ii) if the law of the state in which the branch is located, or is to be located, would permit establishment of the branch if the savings association were a state savings association chartered by such state.  The OCC authority preempts any state law purporting to regulate branching by federal savings banks.
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

 Under the capital plan of the FHLB-Atlanta as of December 31, 2013, the Bank was required to own at least $6,190,000 of the capital stock of the FHLB-Atlanta.  As of such date, the Bank owned $6,190,000 of the capital stock of the FHLB-Atlanta and was in compliance with the capital plan requirements.

Federal Reserve System.  The FRB requires all depository institutions to maintain non‑interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non‑personal time deposits.  At December 31, 2013, the Bank was in compliance with these requirements.

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

 Negative developments in the financial services industry from 2008 into 2013 have resulted in uncertainty in the financial markets in general and a related general economic downturn globally.  While we are beginning to experience modest improvement in performance, we may experience similar negative conditions in 2014.  In addition, as a consequence of the recent United States recession, business activity across a wide range of industries face serious difficulties due to the decline in the housing market and lack of consumer spending. Unemployment continues to be higher than historical averages.

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

 We are operating in a challenging economic environment, including generally uncertain national and local market conditions.  Negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses.  If the economy does not continue to improve or worsen, declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses and other factors, could have adverse effects on our borrowers, which could adversely affect our financial condition and results of operations.  For instance, because payments on loans secured by commercial real estate properties are often dependent upon the successful operation of management of the properties, repayment of these loans are subject to adverse conditions in the economy.  If consumer spending decreases, businesses located in commercial real estate property may close, reducing the rental income of the Bank’s borrower.  The reduction in rental income may result in the borrower being unable to make payments on the loan.  Any deterioration in economic conditions could drive losses beyond that which is provided for in our allowance for loan losses and could result in the following:

•	an increase in loan delinquencies, problem assets and foreclosures;
•	a decline in demand for our products and services;
•	a decrease in low cost or non-interest-bearing deposits; and
•	a decline in the value of the collateral for our loans, which in turn may reduce customers’ borrowing capacities, and reduce the value of assets and collateral supporting our existing loans.

During recent years, we experienced higher than normal levels of non-performing loans.  No assurance can be given that these conditions will improve in the near term or will not worsen.  Moreover, such conditions may result in a further increase in loan delinquencies, causing a decrease in our interest income, and may continue to have an adverse impact on our loan loss experience, possibly requiring us to add to our allowance for loan losses.  Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.
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

 During the last few years the Federal Reserve’s involvement in the purchase of U.S. government debt securities, commonly known as “quantitative easing,” has caused interest rates to be lower than they would have been without such involvement.  Actual or anticipated efforts by the Federal Reserve to taper or reduce quantitative easing could cause interest rates to rise, disrupt financial markets and could adversely impact the value of our investment portfolio or general economic conditions.

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

 Further downgrades of the U.S. credit rating, impending automatic spending cuts or another government shutdown could negatively impact our liquidity, financial conditions and earnings.

 Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States.  Although lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States.  The impact of this or any further downgrades to the government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions.  Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.  In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time.  Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

 As of December 31, 2013, approximately 99% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate.  If real estate prices decline, the value of real estate collateral securing our loans will be reduced.   Our ability to recover defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to incur financial losses on defaulted loans.

 In addition, approximately 50% of the book value of our loans consisted of construction, land acquisition and development loans, commercial real estate loans and land loans, which present additional risks described in “Item 1. Business - Construction Loans” of this Form 10-K.

 Our loan portfolio exhibits a high degree of risk.

 We have a significant amount of nonresidential loans, as well as construction and land loans granted on a speculative basis. Although permanent single-family, owner-occupied loans represent the largest single component of assets and currently impaired loans, a significant level of nonresidential loans, construction loans, and land loans, results in an above-average risk exposure.  Our monitoring of higher risk loans  and the internal asset review function may be inadequate in view of current real estate market weaknesses.

 At December 31, 2013 and December 31, 2012, our nonperforming loans (those loans 90 or more days in arrears) equaled $11,035,000 and $37,495,000, respectively. There were 45 residential loans (including construction, acquisition and development, land loans and home equity lines of credit) in non-accrual status totaling $9,576,000 and 11 commercial loans in non-accrual status totaling $1,459,000 at December 31, 2013 compared to 87 residential loans in non-accrual status totaling $29,714,000, and 17 commercial loans in non-accrual status totaling $7,781,000 at December 31, 2012.  For the years ended December 31, 2013 and December 31, 2012, there were $22,259,000 and $9,225,000 of net loan charge-offs, respectively.  At December 31, 2013, the total allowance for loan losses was $11,739,000, which was 1.94% of total net loans, compared with $17,478,000, which was 2.64% of total net loans, as of December 31, 2012.

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

 Failure to comply with the Supervisory and Formal Agreements could adversely affect our business, financial condition and operating results.

 In November 2009, we and the Bank each entered into a supervisory agreement with the OTS, which agreements primarily addressed issues identified in the OTS’ reports of examination of our and the Bank’s operations and financial condition conducted in 2009.  Our supervisory agreement is now enforced by the FRB.  In April 2013, the Bank entered into a formal agreement with the OCC, which primarily addressed issues identified in the OCC’s report of examination of the Bank’s operations and financial condition in 2012 and prescribes certain corrective actions that the Bank must take.  The formal agreement supersedes and terminates the supervisory agreement entered into between OTS and the Bank.  Although we and the Bank each intend to take such actions as may be necessary to enable us to comply with our respective requirements, there can be no assurance that we will be able to comply fully with the provisions of these agreements, or to do so within the timeframes required. Moreover, there can be no assurance that compliance with such requirements will not be more time consuming or more expensive than anticipated, or that efforts to comply with such requirements will not have adverse effects on the operations and financial condition of us or the Bank. Failure to comply with these agreements, or other supervisory directives, could subject us to significant civil monetary penalties, orders to cease and desist or other regulatory or enforcement actions. Accordingly, any material failure to comply with these agreements could have a material adverse effect on our business, financial condition and operating results.

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

 Bancorp will become subject to more stringent capital requirements, which may have a material adverse effect on Bancorp’s operations.

 The federal banking agencies have recently adopted proposals that when effective will substantially amend the regulatory capital rules applicable to us and the Bank.  The amendments implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.  The amended rules establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets.  The amended rules will be effective with respect to us and the Bank in January 2015, with certain requirements to be phased in beginning in 2016.

 The application of more stringent capital requirements to us and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could further limit our ability to make distributions, including paying out dividends or buying back shares,

 We have established an allowance for loan losses based on our management's estimates.  Actual losses could differ significantly from those estimates. If the allowance is not adequate, it could have a material adverse effect on our earnings and the price of our common stock.

 We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's best estimate of probable incurred losses within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management's continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations and other unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Increases in nonperforming loans have a significant impact on our allowance for loan losses.  Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of our market area.   Bancorp has seen a significant decrease in TDR’s balances in 2013 compared to 2012, due to the bulk loan sales.  However, TDR balances are still high compared to historical averages.

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

 We have had, and may in the future have material weakness in our internal controls.

 In our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we reported that we had a material weakness in our internal controls which lead to restatement of our financial statements.  We have undertaken a number of corrective measures and believe we have fully remediated such deficiencies.  While we have reported no material weaknesses in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we cannot guarantee that we will not have any material weaknesses in the future.  Any current or future controls deficiencies could impair our ability to provide timely and accurate financial information, which could lead to further restatements, SEC inquiries and enforcement actions, penalties, fines, investor litigation and other adverse actions.

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
 Our Series A preferred stock, Series B preferred stock and 2035 Debentures contain restrictions on our ability to declare and pay dividends on, or repurchase our common stock.

 Our ability to declare dividends on our common stock is limited by the terms of our Series A 8.0% Non-Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) and Series B preferred stock.  We may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to our common stock in any quarter until the dividend on the Series A Preferred Stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally, we may not declare or pay any dividend or distribution on our common stock, and we may not purchase, redeem or otherwise acquire for consideration any of our common stock, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Series B preferred stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside), subject to certain minor exceptions.   Dividends on the Series A preferred stock and Series B preferred stock have not been declared since the first quarter of  2012 because Bancorp did not receive approval from the FRB to pay such dividends.  As of December 31, 2013, the cumulative amount of dividends of the Series B preferred stock in arrears not declared, including interest on unpaid dividends at 9% per year, was $2,125,000. Accordingly, Bancorp will not be able to pay dividends on its common stock until the dividend arrearages on its Series B preferred stock have been paid in full.

 Additionally, the dividend rate on our Series B preferred stock increased from 5% to 9% beginning November 21, 2013, which increased the amount of dividends that we are required to pay on our Series B preferred stock by $936,000 per year and decreased the amount available to common stockholders.

 Further, under the terms of our Junior Subordinated Debt Securities due 2035 (the “2035 Debentures”), if (i) there has occurred and is continuing an event of default, (ii) we are in default with respect to payment of any obligations under the related guarantee or (iii) we have given notice of our election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then we may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of our capital stock, including our common stock.  As permitted under the terms of the 2035 Debenture, as of December 31, 2013, Bancorp has deferred the payment of seven quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $860,000.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the interest deferrals on the 2035 Debentures have been paid in full.

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

 In two private placements conducted in November 2008, we issued Series A preferred stock convertible into 437,500 shares of our common stock, subject to adjustment, and a warrant to purchase 556,976 shares of our common stock, subject to adjustment.  The conversion of some or all of the Series A preferred stock or the exercise of the warrant will dilute the ownership interest of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. In addition, the existence of the Series A preferred stock or warrant may encourage short selling by market participants because the conversion of the Series A preferred stock or exercise of the warrant could depress the price of our common stock.
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

Item 4.1.  Executive Officers of the Registrant

Thomas G. Bevivino, age 58, joined Bancorp in August 2004 and currently serves as Chief Financial Officer and Chief Operating Officer.  Mr. Bevivino joined Bancorp as Controller, and served as the Chief Financial Officer of Bancorp and Bank from July, 2005 to February 2012, and was reappointed to the Chief Financial Officer position in September 2013, subject to the approval of the FRB and the OCC, which approval was received in November 2013.  Effective December 2011, Mr. Bevivino was promoted to Chief Operating Officer of Bancorp and the Bank, subject to the approval of the FRB and the OCC which approval was received in February 2012.   Mr. Bevivino was a financial consultant from 2002 until 2004, and served as Chief Financial Officer of Luminant Worldwide Corporation from 1999 until 2002.

William F. Lindlaw, age 60, joined the Bank in 2013 as Executive Vice President and Chief Lending Officer.  Mr. Lindlaw has over 35 years in the banking industry.  Prior to joining Bancorp, Mr. Lindlaw was the Chief Lending Officer and Chief Credit Officer for City First Bank of DC for six years. Mr. Lindlaw is a graduate of the University of Virginia and received his MBA from the College of William and Mary.  He is active with the American Bankers Association and is a member of the Maryland Financial Banker’s Advisory Board.
The biography of Alan J. Hyatt will be contained in the proxy statement for the 2014 Annual Meeting of Shareholders.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Bancorp is traded on the Nasdaq Capital Market under the symbol “SVBI”.  As of March 6, 2014, there were 1,266 stockholders of record of Bancorp’s common stock.

Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016-3572, serves as the Transfer Agent and Registrar for Bancorp.

The following table sets forth the high and low sales prices per share of Bancorp’s common stock for the periods indicated, as reported on the Nasdaq Capital Market:

Quarterly Stock Information

2013				2012
	Stock Price Range		Per Share		Stock Price Range		Per Share
Quarter	Low	High	Dividend	Quarter	Low	High	Dividend
1st	$3.11	$5.78	$-	1st	$2.33	$3.99	$-
2nd	4.03	5.39	-	2nd	2.01	3.91	-
3rd	4.41	5.53	-	3rd	2.30	3.29	-
4th	4.10	5.54	-	4th	2.90	3.65	-

Dividend Policy

In November 2009, Bancorp and the Bank entered into supervisory agreements with the OTS, which required, among other things, that Bancorp and the Bank obtain prior OTS approval before any dividends or capital distributions can be made and that Bancorp obtain prior OTS approval before purchasing or redeeming shares of its stock.  OTS regulations further limited the payment of dividends and other capital distributions by the Board.

Bancorp’s supervisory agreement is now enforced by the FRB.  The Bank’s supervisory agreement was replaced by a formal agreement enforced by the OCC, which contains a similar restriction on dividends.

Bancorp’s main source of income is dividends from the Bank.  As a result, Bancorp's dividends to its common shareholders now will depend primarily upon OCC and FRB approval and receipt of dividends from the Bank.

Bancorp suspended its common stock dividend in the fourth quarter of 2009 to preserve its capital.

Bancorp’s ability to declare a dividend on its common stock is also limited by the terms of Bancorp’s Series A preferred stock and Series B preferred stock.  Bancorp may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to its common stock in any quarter until the dividend on the Series A preferred stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally, Bancorp may not declare or pay any dividend or distribution on its common stock, and Bancorp may not purchase, redeem or otherwise acquire for consideration any of its common stock, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Series B preferred stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside), subject to certain minor exceptions. Dividends on the Series A preferred stock and Series B preferred stock have not been declared since the first quarter of 2012 because Bancorp did not receive approval from the FRB to pay such dividends.  As of December 31, 2013, the cumulative amount of dividends of the Series B preferred stock in arrears not declared, including interest on unpaid dividends at was $2,125,000.  Additionally, the dividend rate on the Series B preferred stock increase from 5% to 9% beginning November 21, 2013, which increased the amount of dividends that Bancorp is required to pay by $936,000 per year. Accordingly, Bancorp will not be able to pay dividends on its common stock until the dividend arrearages on its Series B preferred stock have been paid in full.
Additionally, under the terms of Bancorp's 2035 Debentures, if (i) there has occurred and is continuing an event of default, (ii) Bancorp is in default with respect to payment of any obligations under the related guarantee or (iii) Bancorp has given notice of its election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then Bancorp may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of its capital stock, including common stock.  As permitted under the terms of the 2035 Debenture, as of December 31, 2013, Bancorp has deferred the payment of seven quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $860,000.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the interest deferrals on the 2035 Debentures have been paid in full.

Item 6.  Selected Financial Data

The following summary financial information is derived from the audited financial statements of Bancorp, except as noted below.  The information is a summary and should be read in conjunction with Bancorp’s audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary Financial and Other Data

	At December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except per share information)
Balance Sheet Data
Total assets	$799,603	$852,118	$901,163	$962,745	$967,788
Total loans, net	602,813	651,709	693,303	778,937	814,234
Investment securities held to maturity	44,661	34,066	40,357	27,311	8,031
Non-performing loans	11,035	37,495	31,432	46,164	60,808
Total non-performing assets	20,007	48,936	51,364	67,119	82,382
Deposits	571,249	599,394	652,757	714,776	710,329
Long-term debt	115,000	115,000	115,000	115,000	125,000
Total liabilities	716,834	743,122	794,698	856,443	861,557
Stockholders’ equity	82,769	108,996	106,465	106,302	106,231
Book value per common share	$5.57	$8.18	$7.93	$7.91	$7.91
Common shares outstanding	10,066,679	10,066,679	10,066,679	10,066,679	10,066,679

Other Data:
Number of:
Full service retail banking facilities	4	4	4	4	4
Full-time equivalent employees	160	142	127	116	118

Summary of Operations

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except per share information)
Interest income	$33,792	$39,057	$44,501	$49,533	$52,658
Interest expense	9,184	12,502	15,587	19,329	26,051
Net interest income	24,608	26,555	28,914	30,204	26,607
Provision for loan losses	16,520	765	4,612	5,744	31,402
Net interest income (loss) after provision for loan losses	8,088	25,790	24,302	24,460	(4,795)
Non-interest income	5,529	4,123	2,510	2,745	2,501
Non-interest expense	30,072	23,527	24,050	24,674	22,862
Income (loss) before income tax provision (benefit)	(16,455)	6,386	2,762	2,531	(25,156)
Provision for income taxes (benefit)	8,710	2,658	1,210	1,172	(9,928)
Net income (loss)	$(25,165)	$3,728	$1,552	$1,359	$(15,228)

Per Common Share Data:
Basic earnings (loss) per common share	$(2.64)	$0.22	$(0.02)	$(0.04)	$(1.68)
Diluted earnings (loss) per common share	$(2.64)	$0.22	$(0.02)	$(0.04)	$(1.68)
Cash dividends declared per common share	$-	$-	$-	$-	$.09
Weighted number of common shares outstanding basic	10,066,679	10,066,679	10,066,679	10,066,679	10,066,679
Weighted number of common shares outstanding diluted	10,066,679	10,066,679	10,066,679	10,066,679	10,066,679

Key Operating Ratios

	For the Year Ended December 31,
	2013	2012	2011	2010	2009

Performance Ratios:
Return on average assets	(3.00%)	0.42%	0.17%	0.14%	(1.54%)
Return on average equity	(24.45%)	3.50%	1.47%	1.31%	(13.13%)
Dividend payout ratio	-%	-%	-%	-%	(5.36%)
Net interest margin	3.28%	3.33%	3.39%	3.40%	2.90%
Interest rate spread	3.24%	3.27%	3.34%	3.36%	2.64%
Non-interest expense to average assets	3.64%	2.69%	2.56%	2.52%	2.32%
Efficiency ratio*	79.73%	66.00%	59.32%	58.14%	61.77%

Asset Quality Ratios:
Average equity to average assets	12.28%	12.11%	11.27%	10.59%	11.76%
Nonperforming assets to total assets at end of period	2.50%	5.74%	5.70%	6.97%	8.51%
Nonperforming loans to total gross loans at end of period	1.69%	5.37%	4.23%	5.50%	6.71%
Allowance for loan losses to net loans at end of period	1.95%	2.68%	3.74%	3.83%	4.24%
Allowance for loan losses to nonperforming loans at end of period	106.38%	46.61%	82.52%	64.71%	57.05%

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

	Year Ended December 31,
	2013			2012			2011
	Average			Average			Average
	Volume	Interest	Yield/Cost	Volume	Interest	Yield/Cost	Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$648,959	$32,838	5.06%	$692,831	$38,140	5.50%	$753,926	$43,675	5.79%
Investments (2)	33,797	601	1.78%	37,084	642	1.73%	36,501	584	1.60%
Mortgage-backed securities	1,269	35	2.76%	630	30	4.76%	752	33	4.43%
Other interest-earning assets (3)	65,436	318	0.49%	66,334	245	0.37%	62,003	209	0.34%
Total interest-earning assets	749,461	33,792	4.51%	796,879	39,057	4.90%	853,182	44,501	5.22%
Non-interest earning assets	88,431			81,860			85,712
Total Assets	$837,892			$878,739			$938,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$273,750	768	0.28%	$273,817	1,097	0.40%	$284,808	1,894	0.66%
Certificates of deposits	311,654	3,938	1.26%	354,495	6,444	1.82%	405,147	8,511	2.10%
Borrowings	139,119	4,478	3.22%	139,119	4,961	3.57%	139,119	5,182	3.72%
Total interest-bearing liabilities	724,523	9,184	1.27%	767,431	12,502	1.63%	829,074	15,587	1.88%
Non-interest bearing liabilities	10,450			4,909			4,039
Stockholders' equity	102,919			106,399			105,781
Total liabilities and stockholders' equity	$837,892			$878,739			$938,894
Net interest income and Interest rate spread		$24,608	3.24%		$26,555	3.27%		$28,914	3.34%
Net interest margin			3.28%			3.33%			3.39%
Average interest-earning assets to average interest-bearing liabilities			103.44%			103.84%			102.91%
(1) Non-accrual loans are included in the average balances and in the computation of yields.
(2) Bancorp does not have any tax-exempt investment securities.
(3) Other interest earning assets include interest bearing deposits in other banks, federal funds, and FHLB stock investments.

Rate Volume Table

	Year ended December 31, 2013			Year ended December 31, 2012
	vs.			vs.
	Year ended December 31, 2012			Year ended December 31, 2011
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(dollars in thousands)
Interest-earning assets
Loans	$(5,302)	$(2,415)	$(2,887)	$(5,535)	$(3,363)	$(2,172)
Investments	(41)	(57)	16	58	9	49
Mortgage-backed securities	5	18	(13)	(3)	(6)	3
Other interest-earning assets	73	(3)	76	36	15	21
Total interest income	(5,265)	(2,457)	(2,808)	(5,444)	(3,345)	(2,099)

Interest-bearing liabilities
Savings and checking deposits	(329)	-	(329)	(797)	(73)	(724)
Certificates of deposits	(2,506)	(779)	(1,727)	(2,067)	(1,064)	(1,003)
Borrowings	(483)	-	(483)	(221)	-	(221)
Total interest expense	(3,318)	(779)	(2,539)	(3,085)	(1,137)	(1,948)

Net change in net interest income	$(1,947)	$(1,678)	$(269)	$(2,359)	$(2,208)	$(151)

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

While Bancorp has experienced an improved level of loan origination and local economic activity from those experienced during the recession of 2009, it incurred a loss in 2013.  This loss was primarily due to the result of decisions management made in 2013 to sell certain under-performing and non-performing loans and to record a non-cash charge to provide a valuation allowance for its deferred tax asset.  Management believes that, excluding the effects of the loan sales and the valuation for its deferred tax asset, Bancorp’s 2013 financial results continue to show a steady improvement from 2010, although it still experiences challenges it and many other financial institutions faced as a result of the economic recession. Those challenges, while improving, include higher than normal loan delinquencies and a more moderate demand for certain loan products, including land acquisition and development, and residential mortgages on purchased homes. Loan originations for the refinancing of existing residential mortgages have grown significantly as interest rates continue to be at historically low levels.  Real estate values in Bancorp’s market area have stabilized and, in some cases, are beginning to improve.  In addition, the financial stress on borrowers as a result of the recession, including job losses and other factors, have moderated. While the interest rate spread between Bancorp’s cost of funds and what it earns on loans has increased from 2009 levels, competition for new loans and deposits remains strong.  The slight decrease in interest rate spread in 2013 compared to 2012 was caused in part by the decrease in interest rates earned on loans outpacing the decrease in interest rates paid on deposits and other borrowings.

Bancorp’s total loan portfolio has decreased from 2011 and Bancorp has experienced a decrease in loan delinquencies in part due to the sale of under-performing and non-performing loans in 2013, and in part due to an improved economy.   The allowance for loan losses decreased from levels needed in 2011 primarily due to the elimination of the portion of the allowance that related to the sold loans and management’s assessment of the collectability of the loans remain in the portfolio after the loan sales. In addition, Bancorp has seen a decrease in foreclosed real estate and an increase in the level of foreclosed real estate expenses in 2013 as compared to 2012 and 2011 due to management’s decision to aggressively price foreclosed real estate for sale and to record charge-offs as a result of that decision.

Bancorp expects to experience continued improvement in market conditions in 2014, as the national and local economies continue to improve and as the employment environment in its market improves.  However, if interest rates increase, demand for borrowing may remain low and Bancorp’s interest rate spread could decrease. Bancorp will continue to manage loan and deposit pricing against the risks of rising costs of its deposits and borrowings. Interest rates are outside the control of Bancorp, so it must attempt to balance its pricing and duration of its loan portfolio against the risks of rising costs of its deposits and borrowings.

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

On November 23, 2009, Bancorp and the Bank each entered into a supervisory agreement with the OTS which primarily addressed the issues identified in the OTS’ reports of examination of Bancorp’s and the Bank’s operations and financial condition in 2009.  The Bank’s supervisory agreement was replaced by a formal agreement dated April 23, 2013 enforced by the OCC.  Bancorp’s supervisory agreement is now enforced by the Federal Reserve.  See “Item 1. Business – Supervisory and Formal Agreements” for more information.

Critical Accounting Policies and Recent Accounting Pronouncements

Bancorp’s significant accounting policies and recent accounting pronouncements are set forth in Note 1 of the consolidated financial statements which are included elsewhere in this Form 10-K.  Of these significant accounting policies, Bancorp considers the policies regarding the allowance for loan losses, the valuation of foreclosed real estate, and the valuation of the deferred tax asset to be its most critical accounting policies, given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations and future taxable income.  In addition, changes in economic conditions can have a significant impact on real estate values of underlying collateral affecting the allowance for loan losses and therefore the provision for loan losses and results of operations as well as the valuation of foreclosed real estate.  Bancorp has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  Bancorp’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

Financial Condition

Total assets decreased by $52,515,000, or 6.2%, at December 31, 2013 to $799,603,000, compared to the $852,118,000 at December 31, 2012.  The following discusses the material changes between the December 31, 2013 and 2012 statements of financial condition.

Cash

Cash and cash equivalents increased by $4,984,000, or 5.3%, at December 31, 2013 to $98,376,000, compared to $93,392,000 at December 31, 2012.  This increase was primarily due to management’s decision to increase liquidity to offset any potential decreases in customer deposits due to the low interest rate environment.  This was achieved by retaining more customer deposits than necessary given the lower loan demand and loan payoffs.

Investments

Investment securities held to maturity increased by $10,595,000, or 31.1%, at December 31, 2013 to $44,661,000, compared to $34,066,000 at December 31, 2012.  This increase was primarily due to management’s decision to purchase US Treasury and agency securities to gain higher yields than federal funds sold while demand for loans remains low.

Loans

Loans Held For Sale.  Loans held for sale decreased by $7,390,000, or 66.5% at December 31, 2013 to $3,726,000, compared to $11,116,000 at December 31, 2012.  This decrease was primarily due to the timing of loans pending sale as of December 31, 2013 compared to as of December 31, 2012.

Loans Receivable.  Total loans receivable, net decreased by $48,896,000, or 7.5% at December 31, 2013, to $602,813,000, compared to $651,709,000 at December 31, 2012.  The decrease was primarily the result of management’s decision to sell approximately $48,514,000 of underperforming and nonperforming loans during the third and fourth quarter of 2013.  In addition, the allowance for loan losses decreased by $5,739,000, or 32.8%, at December 31, 2013 to $11,739,000, compared to $17,478,000 at December 31, 2012.  The decrease in the allowance was primarily due to the elimination of the portion of the allowance that related to the sold loans and management’s assessment of the collectability of the loans remaining in the portfolio after the loan sales.

Foreclosed Real Estate

Foreclosed real estate decreased by $2,469,000, or 21.6%, at December 31, 2013 to $8,972,000, compared to $11,441,000 at December 31, 2012.  This decrease was primarily due to an increase in the number of foreclosed properties sold in 2013 and additional write downs taken on remaining properties.

Premises and Equipment

Premises and equipment decreased by $610,000, or 2.3%, at December 31, 2013 to $25,838,000, compared to $26,448,000 at December 31, 2012.  This decrease was primarily due to the annual depreciation of the premises and equipment with minimal new fixed assets added throughout 2013.

Other Assets

Other assets decreased by $8,399,000, or 48.2%, at December 31, 2013 to $9,027,000, compared to $17,426,000 at December 31, 2012.  This decrease was primarily due to management’s decision to provide a 100% valuation allowance for Bancorp’s net deferred tax asset.  The deferred tax asset was $8,708,000 at December 31, 2012.    The charge was recorded primarily due to Bancorp’s non-recognition of prior year net operating loss carryforwards and the challenging operating environment currently confronting Bancorp and other financial institutions that could impact future operating results.

Liabilities

Deposits.  Total deposits decreased by $28,145,000, or 4.7%, at December 31, 2013 to $571,249,000, compared to $599,394,000 at December 31, 2012.  This decrease was primarily attributable to decreases in certificates of deposits of $17,600,000, money markets of $9,633,000 and passbooks of $12,295,000 partially offset by increases in NOW accounts of $7,927,000.

FHLB-Atlanta Advances.  FHLB-Atlanta advances at December 31, 2013 were $115,000,000, which was unchanged from December 31, 2012.  There were no contractual advance payoffs scheduled during 2013 and no additional advances were needed as cash increased during the year from the proceeds from loan payoffs.

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

Subordinated Debentures.  As of December 31, 2013, Bancorp had outstanding approximately $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR (0.24% December 31, 2013) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

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

Under the terms of the 2035 Debenture, Bancorp is permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing.  As of December 31, 2013, Bancorp has deferred the payment of seven quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $860,000.

Subordinated Notes and Series A Preferred Stock.  On November 15, 2008, Bancorp completed a private placement offering consisting of a total of 70 units, at an offering price of $100,000 per unit, for gross proceeds of $7,000,000. Each unit consists of 6,250 shares of Bancorp's Series A 8.0% Non-Cumulative Convertible Preferred Stock and Bancorp's Subordinated Notes (“Subordinated Notes”) in the original principal amount of $50,000. The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Dividends will not be paid on Bancorp’s common stock in any quarter until the dividend on the Series A Preferred Stock has been paid for such quarter; however, there is no requirement that Bancorp’s board of directors declare any dividends on the Series A Preferred Stock and any unpaid dividends are not be cumulative.

Dividends on the Series A Preferred Stock have not been paid since the first quarter of 2012 because Bancorp has not received approval from the Federal Reserve to pay such dividends.

Series B Preferred Stock.  On November 21, 2008, Bancorp entered into an agreement with the United States Department of the Treasury (“Treasury”), pursuant to which Bancorp issued and sold (i) 23,393 shares of its Series B Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.01 per share and liquidation preference $1,000 per share, (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 556,976 shares of Bancorp’s common stock, par value $0.01 per share, for an aggregate purchase price of $23,393,000.  On September 25, 2013, the Treasury sold all of its 23,393 shares of Series B Preferred Stock to outside investors as part of their ongoing efforts to wind down and recover its remaining investments under the Troubled Asset Relief Program (“TARP”).  The terms of the Series B Preferred Stock remain the same.  The Treasury continues to hold the Warrant.

The Series B Preferred Stock qualifies as Tier 1 capital and paid cumulative compounding dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series B Preferred Stock may be redeemed by Bancorp.  The Series B Preferred Stock has no maturity date and ranks pari passu with Bancorp’s existing Series A Preferred Stock, in terms of dividend payments and distributions upon liquidation, dissolution and winding up of Bancorp.

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

Dividends on the Series B Preferred Stock have not been paid since the first quarter of 2012 because Bancorp has not received approval from the Federal Reserve to pay such dividends.  As of December 31, 2013, Bancorp had cumulative dividends and interest in arrears on the Series B Preferred Stock of $2,125,000.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the dividends in arrearage on its Series B Preferred Stock has been paid in full. In connection with the sale by the Treasury of the Series B Preferred Stock, the Federal Reserve obtained waivers from the outside investors who purchased the Series B Preferred Stock in which such investors agreed not to exercise their right to elect directors, and certain other voting or control rights, without the prior approval of the Federal Reserve.

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

Standby letters of credit, which are obligations of Bancorp to guarantee performance of borrowers to governmental entities, decreased $1,590,000, or 9.7%, as of December 31, 2013 to $14,719,000, compared to $16,309,000 as of December 31, 2012. In 2013, Bancorp experienced a decrease in demand from its borrowers for letter of credit requirements.

Unadvanced construction loans increased $18,425,000, or 118.1%, as of December 31, 2013 to $34,023,000, compared to $15,598,000 as of December 31, 2012. This increase was primarily the result of increased construction activity in 2013 and the resulting higher level of new construction loan originations.

Home equity lines of credit decreased $680,000, or 5.2%, as of December 31, 2013 to $12,345,000, compared to $13,025,000 as of December 31, 2012.  This decrease was primarily due to lower customer demand for home equity loans in 2013.  Home equity lines of credit allow the borrowers to draw funds up to a specified loan amount, from time to time.  Bancorp’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

Mortgage loan commitments decreased $9,408,000, or 69.2%, as of December 31, 2013 to $4,193,000, compared to $13,601,000 as of December 31, 2012. This decrease was primarily due to the timing of loan commitments at year end.  Loan commitments are obligations of Bancorp to provide loans, and such commitments are made in the usual course of business.

Lines of credit, which are obligations of Bancorp to fund loans made to certain borrowers, decreased $515,000, or 1.6%, to $30,965,000 as of December 31, 2013, compared to $31,480,000 as of December 31, 2012.  The decrease was a result of slightly lower demand for this type of loan product during 2013.  Bancorp’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

Loans sold and serviced with limited repurchase provisions decreased $3,457,000, or 10.9% as of December 31, 2013 to $28,134,000, compared to $31,591,000 as of December 31, 2012.  This decrease was primarily due to the timing of new loans added to the portfolio with servicing retained by Bancorp.

Bancorp uses the same credit policies in making commitments and conditional obligations as it does for its on-balance sheet instruments.

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012.

General.  Bancorp’s loss for the year ended December 31, 2013 was $25,165,000, or a loss of $2.64 per common share after giving effect to dividends paid on preferred stock and amortization of discount on preferred stock.  This compared to net income of $3,728,000, or income of $0.22 per common share in 2012.  This decrease of $28,893,000 was primarily the result of decisions management made in 2013 to sell certain non-performing and under-performing loans totaling approximately $48,514,000, to record a non-cash charge of approximately $15,572,000 to provide a valuation allowance for its net deferred tax asset.  The decision to record the non-cash charge and to fully reserve the deferred tax benefit was primarily due to Bancorp’s non-recognition of current and prior years’ taxable losses and the challenging operating environment currently confronting Bancorp and other financial institutions that could impact future operating results.

Net Interest Income.  Net interest income (interest earned net of interest charges) decreased $1,947,000, or 7.3%, to $24,608,000 for the year ended December 31, 2013, compared to $26,555,000 for the year ended December 31, 2012.  This decrease was primarily due to a decrease in Bancorp’s loan portfolio and to a decrease in the interest rate spread.  Bancorp’s interest rate spread decreased by 0.03% to 3.24% for the year ended December 31, 2013, compared to 3.27% for the year ended December 31, 2012.  This decrease was the result of interest rates earned on Bancorp’s loan portfolio decreasing faster than the decrease in interest rates paid on Bancorp’s interest bearing liabilities. Partially offsetting these factors was a decrease in Bancorp’s non-accrual loans from $37,495,000 at December 31, 2012 to $11,035,000 at December 31, 2013.  This resulted in $449,000 of interest income not recorded on non-accrual loans in 2013, compared to $1,964,000 of unrecorded interest in 2012.  Bancorp discontinues the accrual of interest on all non-accrual loans, at which time all previously accrued but uncollected interest is deducted from income.    Bancorp is uncertain whether it will be able to further reduce the interest rate paid on its interest bearing liabilities by attracting lower cost deposits, due to the general expectation of continued increased competition for deposit accounts.

Provision for Loan Losses.  Bancorp’s loan portfolio is subject to varying degrees of credit risk and an allowance for loan losses is maintained to absorb losses inherent in its loan portfolio.  Credit risk includes, but is not limited to, the potential for borrower default and the failure of collateral to be worth what the Bank determined it was worth at the time of the granting of the loan.  The Bank monitors its loan portfolio loan delinquencies at least as often as monthly.  All loans that are delinquent and all loans within the various categories of the Bank’s portfolio as a group are evaluated.  The Bank’s Board, with the advice and recommendation of the Bank’s loss mitigation committee, estimates an allowance to be set aside for loan losses.  Included in determining the calculation are such factors as historical losses for each loan portfolio, current market value of the loan’s underlying collateral, inherent risk contained within the portfolio after considering the state of the general economy, economic trends, consideration of particular risks inherent in different kinds of lending and consideration of known information that may affect loan collectibility.  The increase in the loan loss provision from the beginning of the year to the end of a year was primarily due to the additional provision recorded for the charged-off losses realized from the two bulk loan sales.

The total allowance for loan losses decreased $5,739,000, or 32.8%, to $11,739,000 as of December 31, 2013, compared to $17,478,000 as of December 31, 2012.  The decrease in the allowance was primarily due to the removal of the portion of the allowance that related to the two bulk loan sales, management’s assessment of the collectability of the loans remaining in the portfolio after the loan sales, and to a modification of the Bank’s loan classification and charge off practice in late 2012 to more closely align it to those of other institutions regulated by the OCC which caused the Bank to charge off loans earlier than it previously had done.  The classification of loan impairment as “loss” is now based upon a confirmed expectation for loss, rather than simply equating impairment with a “loss” classification by default.  For loans primarily secured by real estate, the expectation for loss is generally confirmed when: (a) impairment is identified on a loan individually evaluated in the manner described below and, (b) the loan is presumed to be collateral-dependent such that the source of loan repayment is expected to arise solely from sale of collateral securing the application loan. Impairment identified on non-collateral-dependent loans may or may not be eligible for a “loss” classification depending upon the other salient facts and circumstances that affect the manner and likelihood of loan repayment. However, loan impairment that is classified as “loss” is now charged off against the allowance for loan losses concurrent with that classification rather than deferring the charge off of confirmed losses until they are “realized”.   During the year ended December 31, 2013, the provision for loan losses was $16,520,000 compared to $765,000 for the year ended December 31, 2012.  This increase of $15,755,000, or 2,059.5%, was a result of management’s decision to sell approximately $48,514,000 of its loan portfolio to reduce the amount of problem loans in its portfolio as of December 31, 2013.  In accordance with generally accepted accounting principles, the losses on these sales, totaling approximately $14,199,000, were charged off and recorded against the allowance for loan losses in 2013.  Accordingly after analysis of the allowance for loan losses, a corresponding provision occurred to replenish the allowance.

Other Income and Non Interest Expenses.  Total other income increased $1,406,000, or 34.1%, to $5,529,000 for 2013 compared to $4,123,000 for 2012.

Revenues from mortgage banking activities increased $1,373,000, or 70.6%, to $3,318,000 for the year ended December 31, 2013, compared to $1,945,000 for the year ended December 31, 2012.  This increase was primarily a result of the Bancorp’s strategy to expand this department and market conditions which improved our ability to originate loans to be sold in the secondary market.

Real estate commissions decreased $116,000, or 18.0%, to $528,000 for the year ended December 31, 2013, compared to $644,000 for the year ended December 31, 2012. This decrease was primarily the result of a decrease in commercial sales and leasing in 2013 compared to 2012.

Real estate management fees increased $31,000, or 4.7%, to $686,000 for the year ended December 31, 2013, compared to $655,000 for the year ended December 31, 2012.  This increase was primarily due to an increase in properties managed in 2013 compared to 2012.

Other non-interest income increased $118,000, or 13.4%, to $997,000 for the year ended December 31, 2013, compared to $879,000 for the year ended December 31, 2012.  This increase was primarily due to a $90,000 settlement received in 2013 on a previous written off asset.

Total non-interest expense increased $6,545,000, or 27.8%, to $30,072,000 for 2013 compared to $23,527,000 for 2012.

Compensation and related expenses increased $2,415,000, or 20.3%, to $14,321,000 for the year ended December 31, 2013, compared to $11,906,000 for the year ended December 31, 2012.  This increase was primarily the result of the hiring of additional personnel in 2013 and the resulting compensation and increases in health insurance, payroll taxes and 401K match.  As of December 31, 2013, Bancorp had 160 full-time equivalent employees compared to 142 at December 31, 2012.

Occupancy expense decreased $41,000, or 2.6%, to $1,556,000 for the year ended December 31, 2013, compared to $1,597,000 for the year ended December 31, 2012.  This decrease was primarily due to lower maintenance costs and utilities expenses.

Foreclosed real estate expenses, net increased $2,813,000, or 84.8%, to $6,132,000 for the year ended December 31, 2013, compared to $3,319,000 for the year ended December 31, 2012.  This increase was primarily due to higher write downs taken on foreclosed property from an aggressive pricing strategy in 2013 compared to 2012.
Legal fees increased $52,000, or 7.0%, to $798,000 for the year ended December 31, 2013, compared to $746,000 for the year ended December 31, 2012.  This increase was primarily due to an increase in fees associated with loan foreclosures and loan collections in 2013 compared to 2012.

The FDIC assessment decreased $55,000, or 3.8%, to $1,389,000 for the year ended December 31, 2013, compared to $1,444,000 for the year ended December 31, 2012.  This decrease was primarily the result of a decreased level of net assets in 2013 used by the FDIC to calculate the risk-based assessment charge.

Professional fees increased $400,000, or 55.6%, to $1,119,000 for the year ended December 31, 2013, compared to $719,000 for the year ended December 31, 2012.  This increase was primarily the result of an increased in consultants hired to assist in the update and clean-up of the loan portfolio files.

Advertising fees decreased $2,000, or 0.3%, to $624,000 for the year ended December 31, 2013, compared to $626,000 for the year ended December 31, 2012.  This expense remained consistent with 2012.

Online charges increased $176,000, or 25.73%, to $860,000 for the year ended December 31, 2013, compared to $684,000 for the year ended December 31, 2012.  This increase was due to the increase in the cost of the online banking computer service.

Credit report and appraisal fees increased $339,000, or 65.6%, to $856,000 for the year ended December 31, 2013, compared to $517,000 for the year ended December 31, 2012.  This increase was due to the updating of the loan portfolio files.

Other non-interest expense increased $448,000, or 22.8%, to $2,417,000 for the year ended December 31, 2013, compared to $1,969,000 for the year ended December 31, 2012.  This increase was primarily the result of an increase in home refinance leads and office expense partially offset by lower savings account losses and foreclosure collections expenses.

Income Taxes.  Income taxes increased $6,052,000, to an income tax expense of $8,710,000 compared to income tax expense of $2,658,000 for the year ended December 31, 2012.  This increase was due to management and the board’s decision to record a non-cash charge of approximately $15,572,000 to provide a 100% valuation allowance for its net deferred tax asset partially offset by the impact of the taxable loss incurred during 2013.

Liquidity and Capital Resources

In 2013, Bancorp’s sources of liquidity were loan repayments, maturing investments, deposits, borrowed funds, and the sale of loans.  Bancorp considers core deposits stable funding sources and includes all deposits, except time deposits of $100,000 or more.  The Bank’s experience has been that a substantial portion of certificates of deposit renew at time of maturity and remain on deposit with the Bank.  Additionally, loan payments, maturities, deposit growth and earnings contributed to Bancorp’s flow of funds.

In addition to its ability to generate deposits, Bancorp has external sources of funds, which may be drawn upon when desired.  The primary source of external liquidity is an available line of credit with the FHLB-Atlanta.  The Bank’s credit availability under the FHLB of Atlanta’s credit availability program was $162,110,000 at December 31, 2013, of which $115,000,000 was outstanding.  The Bank is able to borrow up to 20% of total assets.

The maturities of these long-term advances at December 31, 2013 were as follows (dollars in thousands):

Rate	Amount	Maturity
1.81% to 1.83%	$15,000	2016
2.43% to 4.05%	70,000	2017
2.58% to 3.43%	15,000	2018
4.00%	15,000	2019
	$115,000

As of December 31, 2013, Bancorp had outstanding an aggregate of $24,119,000 principal amount of subordinated debt, consisting of the 2035 Debentures and the Subordinated Notes.  The 2035 Debentures total $20,619,000, pay interest quarterly at a floating rate of interest of 3-month LIBOR (0.24% December 31, 2013) plus 200 basis points, and mature on January 7, 2035.  The Subordinated Notes total $3,500,000 and pay interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.

As of December 31, 2013, Bancorp had $4,193,000 outstanding in mortgage loan commitments, and unadvanced construction commitments of $34,023,000 which Bancorp expects to fund from the sources of liquidity described above.  These amounts do not include undisbursed lines of credit, home equity lines of credit and standby letters of credit, in the aggregate amount of $58,029,000 at December 31, 2013, which Bancorp anticipates it will be able to fund, if required, from these liquidity sources in the regular course of business.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity because Bancorp is currently not permitted to pay dividends.  As of December 31, 2013, Bancorp had no material commitments for capital expenditures.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2013, that the Bank meets all capital adequacy requirements to which it is subject.

The federal banking agencies have recently adopted proposals that when effective will substantially amend the regulatory capital rules applicable to us and the Bank.  The amended rules establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets.  The amended rules will be effective with respect to us and the Bank in January 2015, with certain requirements to be phased in beginning in 2016.

We anticipate that our primary sources of liquidity in fiscal 2014 will be from loan repayments, maturing investments, deposits, borrowed funds, and the sale of loans. We believe that these sources of liquidity will be sufficient for Bancorp to meet its liquidity needs over the next twelve months.  Cash generated from these liquidity sources may be affected by a number of factors. See “Risk Factors” for a discussion of the factors that can negatively impact the amount of cash we could receive.

Contractual Obligations

The following table contains, for the periods indicated, information regarding the financial obligations owing by Bancorp under contractual obligations.

	Payments due by period (dollars in thousands)
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years

Long-term borrowings	$115,000	$-	$15,000	$85,000	$15,000

Subordinated debentures	24,119	-	-	3,500	20,619

Operating lease obligations	251	121	112	18	-

Certificates of Deposit	301,355	100,446	160,793	40,116	-

Total	$440,725	$100,567	$175,905	$128,634	$35,619

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Qualitative Information About Market Risk.  The principal objective of Bancorp’s interest rate risk management is to evaluate the interest rate risk included in balance sheet accounts, determine the level of risks appropriate given Bancorp’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Bancorp’s interest rate risk management policy.  Through this management, Bancorp seeks to reduce the vulnerability of its operations to changes in interest rates.  The Board of Directors of Bancorp is responsible for reviewing assets/liability policies and interest rate risk position. The Board of Directors reviews the interest rate risk position on a quarterly basis and, in connection with this review, evaluates Bancorp’s business activities and strategies, the effect of those strategies on Bancorp’s net interest margin and the effect that changes in interest rates will have on Bancorp’s loan portfolio.  While continuous movement of interest rates is certain, the extent and timing of these movements is not always predictable.  Any movement in interest rates has an effect on Bancorp’s profitability.  Bancorp faces the risk that rising interest rates could cause the cost of interest bearing liabilities, such as deposits and borrowings, to rise faster than the yield on interest earning assets, such as loans and investments.  Bancorp’s interest rate spread and interest rate margin also may be negatively impacted in a declining interest rate environment even though Bancorp generally borrows at short-term interest rates and lends at longer-term interest rates.  This is because loans and other interest earning assets may be prepaid and replaced with lower yielding assets before the supporting interest bearing liabilities reprice downward.  Bancorp’s interest rate margin may also be negatively impacted in a flat or inverse-yield curve environment.  Mortgage origination activity tends to increase when interest rates trend lower and decrease when interest rates rise.

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

Exposure to interest rate risk is actively monitored by Bancorp’s management.  Its objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments.  Bancorp uses the BankersGPS model to monitor its exposure to interest rate risk, which calculates changes in the economic value of equity (“EVE”).  The following table represents Bancorp’s EVE at December 31, 2013.  The EVE was calculated based upon information provided to the OCC.

ECONOMIC VALUE OF EQUITY (EVE)
			Economic Value of Equity
Change In Rates		$ Amount	$ Change	% Change

+400	bp	119,770	15,604	15.0%
+300	bp	114,789	10,623	10.2%
+200	bp	111,328	7,162	6.9%
+100	bp	108,131	3,965	3.8%
0	bp	104,166
-100	bp	106,259	2,093	2.0%
-200	bp	109,148	4,982	4.8%
-300	bp	112,874	8,708	8.4%
-400	bp	117,552	13,386	12.9%

         The above table suggests that if interest rates rise 100 basis points, Bancorp’s market value of equity would increase in value by $3,965,000.

Item 8.  Financial Statements and Supplementary Data

Financial statements and supplementary data are included herein at pages F-1 through F-53, and incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previously reported in Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2013.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures,

Under the supervision and with the participation of Bancorp's management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2013.   Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the period covered by this report, Bancorp’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by  Bancorp in its reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Bancorp’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.  Based on that evaluation, there was no such a change during the quarter ended December 31, 2013.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Bancorp have been detected.  Because if the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Management assessed the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework 1992.  Based on its assessment, management concluded that as of December 31, 2013, Bancorp’s internal control over financial reporting is effective and meets the criteria of the Internal Control – Integrated Framework.

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

Based on the considerations set forth above, at its meeting on November 6, 2013, the Compensation Committee did not approve bonuses for the Bank’s executive officers for fiscal year 2013.  In addition, the Compensation Committee decided to not change the annual base salaries of the Bank’s executive officers for fiscal year 2014.  Therefore, Mr. Hyatt’s, Mr. Bevivino’s and Mr. Lindlaw’s 2014 base salary will remain at $372,000, $225,000 and $195,000, respectively.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Reference is made to the section captioned “Discussion of Proposals Recommended by the Board - Proposal 1:  Election of Directors” in Bancorp's Proxy Statement relating to the 2014 Annual Stockholders Meeting (“Proxy Statement”), and the information contained in item 4.1 of this Form 10-K,  for the information required by this Item, which is hereby incorporated by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the section captioned “Stock Ownership,” in Bancorp's Proxy Statement for the information required by this Item, which is hereby incorporated by reference.  The following table provides certain information as of December 31, 2013 with respect to Bancorp’s equity based compensation plans.

	Number of		Number of
	securities to be		securities
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding	outstanding	under equity
	options, warrants	options, warrants	compensation
Plan Category	and rights	and rights	plans
Equity compensation plan approved by security holders	319,000	$4.23	303,501
Equity compensation plans not approved by security holders	-	-	-
Total	319,000	$4.23	303,501

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  The following consolidated financial statements of Bancorp and its wholly owned subsidiaries are filed as part of this report:

1.            Financial Statements

•	Report of BDO USA, LLP, independent registered public accounting firm. Report of ParenteBeard LLC, independent registered public accounting firm.
•	Consolidated statements of financial condition at December 31, 2013 and December 31, 2012
•	Consolidated statements of operations for the years ended December 31, 2013 and 2012,
•	Consolidated statements of cash flows for the years ended December 31, 2013 and 2012
•	Consolidated statements of stockholders’ equity for the years ended December 31, 2013 and 2012
•	Notes to consolidated financial statements

2.              Financial Statement Schedules
All financial statement schedules have been omitted, as required information is either inapplicable or included in the consolidated financial statements or related notes.

3.              Exhibits
The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Severn Bancorp, Inc., as amended (1)
3.2	Bylaws of Severn Bancorp, Inc., as amended (2)
4.1	Warrant for Purchase of Shares of Common Stock (3)
10.1+	Stock Option Plan (4)
10.2+	Employee Stock Ownership Plan (5)
10.3+	Form of Common Stock Option Agreement (6)
10.4+	2008 Equity Incentive Plan (7)
10.5+	Form of Subscription Agreement (8)
10.6	Form of Subordinated Note (8)
10.7	Purchase Agreement, dated November 21, 2008, between Bancorp and the United States Department of the Treasury (3)
10.8	Supervisory Agreement dated November 23, 2009 between Severn Savings Bank, FSB and the OTS (9)
10.9	Supervisory Agreement dated November 23, 2009 between Severn Bancorp, Inc. and the OTS (9)
10.10+	Form of Director Option Award (10)
10.11+	Form of Employee Option Award (10)
10.12	Formal Agreement between Severn Savings Bank, FSB and the Office of the Comptroller of the Currency, dated April 23, 2013. (11)
14.1	Code of Ethics (12)
16.1	ParenteBeard LLC letter dated September 3, 2013. (13)
21.1	Subsidiaries of Severn Bancorp, Inc.
23.1	Consent of BDO USA, LLP
23.2	Consent of ParenteBeard LLC
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	31 C.F.R. § 30.15 Certification of Principal Executive Officer
99.2	31 C.F.R. § 30.15 Certification of Principal Financial Officer

101
The following financial statements from Severn Bancorp, Inc. Annual Report on Form 10-K as of December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

(11) Incorporated by reference from Bancorp's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and filed with the Securities and Exchange Commission on May 8, 2013.

(12) Incorporated by reference from Bancorp's Annual Report on Form 10-K for fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 25, 2004.

(13) Incorporated by reference from Bancorp's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVERN BANCORP, INC.
March 18, 2014	/s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 18, 2014	/s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board,
President, Chief Executive Officer
and Director

March 18, 2014	/s/ Thomas G. Bevivino
Thomas G. Bevivino, Executive Vice
President, Chief Operating Officer and Chief Financial Officer

March 18, 2014	/s/ Konrad M. Wayson
Konrad M. Wayson, Director
Vice Chairman of the Board

March 18, 2014	/s/ Raymond S. Crosby
Raymond S. Crosby, Director

March 18, 2014	/s/ James H. Johnson, Jr.
James H. Johnson, Jr., Director

March 18, 2014	/s/ David S. Jones
David S. Jones, Director

March 18, 2014	/s/ Eric M. Keitz
Eric M. Keitz, Director

March 18, 2014	/s/ John A. Lamon III
John A. Lamon III, Director

March 18, 2014	/s/ Albert W. Shields
Albert W. Shields, Director

March 18, 2014	/s/ Mary Kathleen Sulick
Mary Kathleen Sulick, Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Severn Bancorp, Inc.

We have audited the accompanying consolidated statement of financial condition of Severn Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Severn Bancorp, Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 18, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Severn Bancorp, Inc.

We have audited the accompanying consolidated statement of financial condition of Severn Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Severn Bancorp, Inc. and Subsidiaries as of December 31, 2012, and the results of their operations and their cash flows the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ParenteBeard LLC

Pittsburgh, Pennsylvania

March 14, 2013

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	December 31,
	2013	2012

ASSETS
Cash and due from banks	$44,934	$52,781
Interest bearing deposits in other banks	41,269	40,611
Federal funds sold	12,173	-
Cash and cash equivalents	98,376	93,392
Investment securities held to maturity (fair value: $45,213 at December 31, 2013; $35,463 at December 31, 2012)	44,661	34,066
Loans held for sale	3,726	11,116
Loans receivable, net of allowance for loan losses of $11,739 and $17,478 in 2013 and 2012, respectively	602,813	651,709
Premises and equipment, net	25,838	26,448
Foreclosed real estate	8,972	11,441
Federal Home Loan Bank stock, at cost	6,190	6,520
Accrued interest receivable and other assets	9,027	17,426

Total assets	$799,603	$852,118

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$571,249	$599,394
Long-term borrowings	115,000	115,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	6,466	4,609

Total Liabilities	716,834	743,122

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
Preferred stock series “A”, 437,500 shares issued and outstanding; $3,500 liquidation preference at December 31, 2013 and December 31, 2012	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding; $23,393 liquidation preference at December 31, 2013 and December 31, 2012	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized;10,066,679 shares issued and outstanding	101	101
Additional paid-in capital	75,374	74,996
Retained earnings	7,290	33,895

Total stockholders' equity	82,769	108,996

Total liabilities and stockholders' equity	$799,603	$852,118

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Years Ended December 31,
Interest Income	2013	2012

Loans, including fees	$32,838	$38,140
Securities, taxable	636	672
Other	318	245
Total interest income	33,792	39,057

Interest Expense
Deposits	4,706	7,541
Long-term borrowings and subordinated debentures	4,478	4,961
Total interest expense	9,184	12,502

Net interest income	24,608	26,555
Provision for loan losses	16,520	765
Net interest income after provision for loan losses	8,088	25,790

Non-Interest Income
Mortgage banking activities	3,318	1,945
Real estate commissions	528	644
Real estate management fees	686	655
Other	997	879
Total other income	5,529	4,123

Non-Interest Expenses
Compensation and related expenses	14,321	11,906
Occupancy	1,556	1,597
Foreclosed real estate expenses, net	6,132	3,319
Legal	798	746
FDIC assessments and regulatory expense	1,389	1,444
Professional fees	1,119	719
Advertising	624	626
Online charges	860	684
Credit reports and appraisal fees	856	517
Other	2,417	1,969
Total non-interest expenses	30,072	23,527

(Loss) income before income tax provision	(16,455)	6,386
Income tax provision	8,710	2,658

Net (loss) income	(25,165)	3,728
Amortization of discount on preferred stock	270	270
Dividends on preferred stock	1,170	1,240
Net (loss) income available to common stockholders	$(26,605)	$2,218
Basic (loss) income per common share	$(2.64)	$0.22
Diluted (loss) income per common share	$(2.64)	$0.22

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2013 and 2012
(dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance - December 31, 2011	$4	$101	$74,683	$31,677	$106,465

Net Income	-	-	-	3,728	3,728
Stock-based compensation	-	-	43	-	43
Dividend declared on Series A
preferred stock ($.16 per share)	-	-	-	(70)	(70)
Dividend declared on Series B
preferred stock	-	-	-	(1,170)	(1,170)
Amortization of discount on Series B
preferred stock	-	-	270	(270)	-

Balance - December 31, 2012	4	101	74,996	33,895	108,996

Net Loss	-	-	-	(25,165)	(25,165)
Stock-based compensation	-	-	108	-	108
Dividend declared on Series B
preferred stock	-	-	-	(1,170)	(1,170)
Amortization of discount on Series B
preferred stock	-	-	270	(270)	-

Balance - December 31, 2013	$4	$101	$75,374	$7,290	$82,769

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2013	2012
Cash Flows from Operating Activities

Net (loss) income	$(25,165)	$3,728
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred loan fees	(876)	(1,003)
Net amortization of premiums and Discounts	197	197
Provision for loan losses	16,520	765
Provision for depreciation	1,054	1,081
Provision for foreclosed real estate	4,610	3,284
Gain on sale of loans	(3,750)	(2,065)
Loss (gain) on sale of foreclosed real estate	367	(701)
Loss on disposal of fixed assets	134	-
Proceeds from loans sold to others	127,928	100,751
Loans originated for sale	(116,788)	(105,674)
Stock-based compensation expense	108	43
Deferred income tax expense	8,708	2,206
(Increase) decrease in accrued interest receivable and other assets	(309)	2,261
Increase in accrued interest payable and other liabilities	687	910

Net cash provided by operating activities	13,425	5,783

Cash Flows from Investing Activities

Purchase of investment securities held to maturity	(16,048)	(1,045)
Proceeds from maturing investment securities held to maturity	5,000	7,000
Principal collected on mortgage-backed securities held to maturity	256	139
Proceeds from sale of loans	34,413	-
Net (increase) decrease in loans	(11,330)	28,583
Proceeds from sale of foreclosed real estate	8,586	19,530
Investment in foreclosed real estate	(925)	(374)
Investment in premises and equipment	(578)	(311)
Redemption of FHLB stock	330	423

Net cash provided by investing activities	19,704	53,945

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Years Ended December 31,
	2013	2012

Cash Flows from Financing Activities

Net decrease in deposits	$(28,145)	$(53,363)
Series “A” preferred stock dividend paid	-	(70)
Series “B” preferred stock dividend paid	-	(293)

Net cash used in financing activities	(28,145)	(53,726)

Increase in cash and cash equivalents	4,984	6,002
Cash and cash equivalents at beginning of year	93,392	87,390

Cash and cash equivalents at end of year	$98,376	$93,392

Supplemental disclosure of cash flows information:
Cash paid during year for:

Interest	$8,655	$12,355

Income taxes	$1,437	$2

Transfer of net loans to foreclosed real estate	$10,169	$13,248

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

A.	Principles of Consolidation - The consolidated financial statements include the accounts of Severn Bancorp, Inc. ("Bancorp"), and its wholly-owned subsidiaries, SBI Mortgage Company and SBI Mortgage Company's subsidiary, Crownsville Development Corporation, and its subsidiary, Crownsville Holdings I, LLC, and Severn Savings Bank, FSB (the “Bank"), and the Bank's subsidiaries, Louis Hyatt, Inc., Homeowners Title and Escrow Corporation, Severn Financial Services Corporation, SSB Realty Holdings, LLC, SSB Realty Holdings II, LLC, and HS West, LLC. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  Such reclassifications had no impact on net income (loss).

B.	Business - The Bank's primary business activity is the acceptance of deposits from the general public and the use of the proceeds for investments and loan originations. The Bank is subject to competition from other financial institutions. In addition, the Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Bancorp has no reportable segments. Management does not separately allocate expenses, including the cost of funding loan demand, between the retail and real estate operations of Bancorp.  As such, discrete financial information is not available and segment reporting would not be meaningful.

C.	Estimates - The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the fair value of foreclosed real estate, the evaluation of other than temporary impairment of investment securities and the valuation allowance of deferred tax assets.

D.	Investment Securities Held to Maturity – Investment securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of held to maturity securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer and (3) determines if the Bank does not intend to sell the security before recovery of its amortized cost.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies - Continued

E.	Federal Home Loan Bank Stock – Federal Home Loan Bank of Atlanta (the “FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of generally accepted accounting principles, because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution. As of December 31, 2013 and 2012, the Bank owned shares totaling $6,190,000 and $6,520,000, respectively.

The Bank evaluated the FHLB stock for impairment in accordance with generally accepted accounting principles.  The Bank’s determination of whether this investment is impaired is based on an assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value.  The determination of whether a decline in value affects the ultimate recoverability of its cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and accordingly on the customer base of the FHLB, and (4) the liquidity position of the FHLB.  Management has evaluated the FHLB stock for impairment and believes that no impairment charge is necessary as of December 31, 2013.

F.	Loans Held for Sale - Loans held for sale are carried at lower of cost or market value in the aggregate based on investor quotes. Net unrealized losses are recognized through a valuation allowance by charges to income. Mortgage loans held for sale are sold either with the mortgage servicing rights released or retained by the Bank. Gains and losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. Mortgage servicing rights recorded are not material as of December 31, 2013.

G.	Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. The Bank categorizes the loans into eight classifications: residential mortgage; construction; land acquisition and development; land: lines of credit; commercial real estate; commercial non-real estate; home equity; and consumer. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

A substantial portion of the Bank's loans receivable is mortgage loans secured by residential and commercial real estate properties located in the State of Maryland.  Loans are extended only after evaluation by management of customers' creditworthiness and

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – Continued

other relevant factors on a case-by-case basis. The Bank generally does not lend more than 80% of the appraised value of a property and requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%.

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

All interest accrued in the current year, but not collected for loans that are placed on non-accrual or charged-off, is reversed against interest income.  Any interest accrued in prior years for loans that are placed on non-accrual or charged-off is charged against the allowance for loan losses.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

For loans secured by non-real estate collateral, such as accounts receivable, inventory and

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – Continued

equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices.  Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

For such loans that are classified as impaired, an allowance is established when the current market value of the underlying collateral less its estimated disposal costs has not been finalized, but management determines that it is likely that the value is lower than the carrying value of that loan.  Once the net collateral value has been determined, a charge-off is taken for the difference between the net collateral value and the carrying value of the loan.  For loans that are not solely collateral dependent, an allowance is established when the present value of the expected future cash flows of the impaired loan is lower than the carrying value of that loan.  The general component relates to loans that are classified as doubtful, substandard or special mention that are not considered impaired, as well as non-classified loans.  The general reserve is based on historical loss experience adjusted for qualitative factors.  These qualitative factors include:

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – Continued

the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

I.	Foreclosed Real Estate - Real estate acquired through or in the process of foreclosure is recorded at fair value less estimated disposal costs. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using estimates as described under the caption "Allowance for Loan Losses". In the event of a subsequent decline, management provides a specific reserve to reduce real estate acquired through foreclosure to fair value less estimated disposal cost. Expenses on foreclosed real estate incurred prior to the disposition of the property, such as maintenance, insurance and taxes, and physical security, are charged to expense. Material expenses that improve the property to its best use, are capitalized to the property. Gains or losses on the sale of foreclosed real estate are recognized upon disposition of the property.

J.	Transfers of Financial Assets – Transfers of financial assets, including loan and loan participation sales, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from Bancorp, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) Bancorp does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return the specific assets.

K.	Premises and Equipment - Premises and equipment are carried at cost less accumulated depreciation. Depreciation and amortization of premises and equipment is accumulated by the use of the straight-line method over the estimated useful lives of the assets. Additions and improvements are capitalized, and charges for repairs and maintenance are expensed when incurred. The related cost and accumulated depreciation are eliminated from the accounts when an asset is sold or retired and the resultant gain or loss is credited or charged to income.

L.	Statement of Cash Flows - In the statement of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Home Loan Bank of Atlanta overnight deposits, and federal funds sold. Generally, federal funds are sold for one day periods.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – Continued

M.	Income Taxes - Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are recognized only to the extent that it is more likely than not that such amount will be realized based on consideration of available evidence.

Bancorp has recorded a non-cash charge of approximately $15,303,000 to provide a valuation allowance for its net deferred tax asset resulting in a full deferred tax asset valuation allowance of $15,572,000 at December 31, 2013.  The charge was recorded primarily due to Bancorp’s prior years’ taxable losses and the challenging operating environment currently confronting Bancorp and other financial institutions that could impact future operating results. The establishment of a valuation allowance does not impair Bancorp’s ability to use the deferred tax asset, primarily net operating loss carryforwards, upon achieving sufficient profitability. As Bancorp generates taxable income in future periods, management does not expect to record a related income tax expense until the valuation allowance is significantly reduced. As management is able to determine that it is more likely than not that Bancorp will be able to utilize the deferred tax assets, it will reduce the valuation allowance.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.

Bancorp recognizes interest and penalties on income taxes as a component of income tax expense.

N.	Earnings Per Common Share - Basic earnings (loss) per share of common stock for the years ended December 31, 2013 and 2012 is computed by dividing net income (loss) available to common stockholders by 10,066,679, the weighted average number of shares of common stock outstanding for each year. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by Bancorp relate to outstanding stock options, warrants, and convertible preferred stock, and are determined using the treasury stock method. Diluted earnings per share of common stock for the years ended December 31, 2013 and 2012, is computed by dividing net income (loss) for each year by 10,066,679, the weighted average number of diluted shares of common stock for each year. There was no dilution in 2013 due to the net loss and no dilution in 2012 as all outstanding stock options were anti-dilutive.

O.	Advertising Cost - Advertising cost is expensed as incurred and totaled $624,000, and $626,000 for the years ended December 31, 2013, and 2012, respectively.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – Continued

P.
Troubled Debt Restructuring – Loans whose terms are classified as troubled debt restructurings if the Bancorp grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring may be modified by means of extending the maturity date of the loan, reducing the interest rate on the loan to a rate below market, a combination of rate adjustments and maturity extensions, or by other means including covenant modifications, forbearances or other concessions.   All troubled debt restructurings, or TDRs are considered impaired.

Q.	Significant Group Concentrations of Credit Risk – Most of Bancorp’s activities are with customers located in Anne Arundel County, Maryland and nearby areas. Note 2, of the Notes to Consolidated Financial Statements discusses the types of securities that Bancorp currently invests in. Note 3 discusses the types of lending that Bancorp engages in. Although Bancorp intends to have a diversified loan portfolio, it debtors’ ability to honor their contracts will be influenced by the region’s economy. Bancorp does not have any significant concentrations to any one customer.

Bancorp’s investment portfolio consists principally of obligations of the United States and its agencies.  In the opinion of management, there is no concentration of credit risk in its investment portfolio.  Bancorp places deposits in correspondent accounts and, on occasion, sells Federal funds to qualified financial institutions.  Management believes credit risk associated with correspondent accounts and with Federal funds sold is not significant.  Therefore, management believes that these particular practices do not subject Bancorp to unusual credit risk.

R.	Off-Balance Sheet Financial Instruments – In the ordinary course of business, Bancorp has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated balance sheet when they are funded.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – Continued

S.	Recent Accounting Pronouncements - Management has determined that there are no recent accounting pronouncements that are expected to have a material effect on the consolidated financial statements.

T.	Subsequent Events – Bancorp has evaluated events and transactions occurring subsequent to December 31, 2013, the date of the consolidated statements of financial condition, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

U.	Concentration of Credit Risk – From time to time, the Bank will maintain balances with its correspondent bank that exceed the $250,000 federally insured deposit limit. Management routinely evaluates the credit worthiness of the correspondent bank and does not feel they pose a significant risk to Bancorp.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2013:

US Treasury securities	$31,235	$665	$69	$31,831
US Agency securities	11,123	44	101	11,066
US Government sponsored mortgage-backed securities	2,303	27	14	2,316
Total	$44,661	$736	$184	$45,213
December 31, 2012:

US Treasury securities	$29,414	$1,278	$-	$30,692
US Agency securities	4,142	79	-	4,221
US Government sponsored mortgage-backed securities	510	40	-	550
Total	$34,066	$1,397	$-	$35,463

As of December 31, 2013 and 2012, there were $3,263,000 and $7,288,000, respectively, of US Treasury securities or mortgage-backed securities pledged by Bancorp as collateral for borrowers’ letters of credit with Anne Arundel County.

The following table shows fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2013. Included in the table are seven US Treasury security, eight Agency securities and two Mortgage-backed security in a gross unrealized loss position at December 31, 2013.  No securities were in a gross unrealized loss position at December 31, 2012. Management believes that the unrealized losses in 2013 were the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds.  The Bank does not consider any of these securities to be other than temporarily impaired at December 31, 2013, because the unrealized losses were related primarily to changes in market interest rates and widening of sector spreads and were not necessarily related to the credit quality of the issuers of the securities.  The Bank did not consider any of their securities to be other than temporarily impaired at December 31, 2012, because none of these securities had unrealized losses.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 2 - Investment Securities – Continued

	Less than 12 months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2013:	(dollars in thousands)

US Treasury securities	$6,907	$69	$-	$-	$6,907	$69
US Agency securities	7,934	101	-	-	7,934	101
US Government sponsored mortgage-backed securities	1,931	14			1,931	14
Total	$16,772	$184	$-	$-	$16,772	$184

The amortized cost and estimated fair value of debt securities as of December 31, 2013, by contractual maturity, are shown in the following table.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity
	(dollars in thousands)
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$5,021	$5,075
Due from one year to five years	31,442	31,881
Due from five years to ten years	5,895	5,941
US Government sponsored mortgage-backed securities	2,303	2,316
	$44,661	$45,213

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable

Loans receivable, including unfunded commitments consist of the following:

	December 31
	2013	2012
	(dollars in thousands)
Residential mortgage, total	$258,919	$269,405
Individually evaluated for impairment	35,064	46,218
Collectively evaluated for impairment	223,855	223,187

Construction, land acquisition and development, total	75,539	71,523
Individually evaluated for impairment	2,808	11,003
Collectively evaluated for impairment	72,731	60,520

Land, total	34,429	50,900
Individually evaluated for impairment	1,263	8,953
Collectively evaluated for impairment	33,166	41,947

Lines of credit, total	21,598	31,428
Individually evaluated for impairment	304	2,107
Collectively evaluated for impairment	21,294	29,321

Commercial real estate, total	220,160	222,038
Individually evaluated for impairment	4,672	16,433
Collectively evaluated for impairment	215,488	205,605

Commercial non-real estate, total	8,583	6,120
Individually evaluated for impairment	-	108
Collectively evaluated for impairment	8,583	6,012

Home equity, total	30,339	34,609
Individually evaluated for impairment	1,777	1,776
Collectively evaluated for impairment	28,562	32,833

Consumer, total	1,185	858
Individually evaluated for impairment	-	24
Collectively evaluated for impairment	1,185	834

Total Loans	650,752	686,881
Less
Unfunded commitments included above	(34,069)	(15,647)
	616,683	671,234
Individually evaluated for impairment	45,888	86,622
Collectively evaluated for impairment	570,795	584,612
	616,683	671,234
Allowance for loan losses	(11,739)	(17,478)
Deferred loan origination fees and costs, net	(2,131)	(2,047)
	$602,813	$651,709

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Loans Receivable - Continued

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

Note 3 – Loans Receivable - Continued

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

Note 3 – Loans Receivable - Continued

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Loans Receivable – Continued

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 3 - Loans Receivable – Continued

The following is a summary of the allowance for loan losses for the years ended December 31, 2013 and December 31, 2012 (dollars in thousands):

2013	Total	Residential Mortgage	Acquisition and Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer

Beginning Balance	$17,478	$8,418	$2,120	$2,245	$87	$3,295	$46	$1,254	$13
Provision	16,520	4,758	667	1,857	410	7,506	768	543	11
Charge-offs	(25,293)	(7,919)	(2,439)	(4,529)	(521)	(8,343)	(687)	(809)	(46)
Recoveries	3,034	1,034	66	1,773	60	54	8	15	24
Ending Balance	$11,739	$6,291	$414	$1,346	$36	$2,512	$135	$1,003	$2

Allowance on loans individually evaluated for impairment	$3,303	$2,749	$-	$67	$-	$241	$-	$246	$-
Allowance on loans collectively evaluated for impairment	$8,436	$3,542	$414	$1,279	$36	$2,271	$135	$757	$2

2012	Total	Residential Mortgage	Acquisition and Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Beginning Balance	$25,938	$12,303	$3,916	$2,405	$725	$4,157	$169	$2,257	$6
Provision	765	396	(401)	1,464	(456)	(446)	(213)	404	17
Charge-offs	(9,353)	(4,299)	(1,395)	(1,624)	(182)	(416)	(20)	(1,407)	(10)
Recoveries	128	18	-	-	-	-	110	-	-
Ending Balance	$17,478	$8,418	$2,120	$2,245	$87	$3,295	$46	$1,254	$13

Loans individually evaluated for impairment	$7,594	$4,196	$1,663	$551	$32	$975	$5	$160	$12
Loans collectively evaluated for impairment	$9,884	$4,222	$457	$1,694	$55	$2,320	$41	$1,094	$1

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

The allowance for loan losses is based on management’s judgment and evaluation of the loan portfolio.  Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors.  While management believes the allowance was adequate as December 31, 2013, changing economic and market conditions may require future adjustments to the allowance for loan losses.

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

During the year ended December 31, 2013, the provision for loan losses was $16,520,000 compared to $765,000 for the year ended December 31, 2012.  This increase of $15,755,000, or 2,059.5%, was a result of management’s decision to sell approximately $48,514,000 of its loan portfolio to reduce the amount of problem loans in its portfolio as of December 31, 2013.  In accordance with generally accepted accounting principles, the losses on these sales, totaling approximately $14,199,000, were charged off and recorded in the allowance for loan losses in 2013.  Accordingly after analysis of the allowance for loan losses, a corresponding provision occurred to replenish the allowance.

The following table summarizes impaired loans at December 31, 2013 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance

Residential mortgage	$16,910	$2,749	$18,154	$35,064	$39,149
Construction, acquisition and development	-	-	2,808	2,808	3,453
Land	363	67	900	1,263	1,380
Lines of credit	-	-	304	304	395
Commercial real estate	2,092	241	2,580	4,672	4,685
Commercial non-real estate	-	-	-	-	-
Home equity	491	246	1,286	1,777	2,239
Consumer	-	-	-	-	-
Total Impaired loans	$19,856	$3,303	$26,032	$45,888	$51,302

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

The following tables summarize average impaired loans for the year ended December 31, 2013 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Residential mortgage	$18,024	$781	$28,941	$1,148	$46,965	$1,929
Construction, acquisition and development	952	44	5,284	164	6,236	208
Land	1,920	59	1,538	79	3,458	138
Lines of credit	-	-	365	24	365	24
Commercial real estate	5,698	272	6,949	270	12,647	542
Commercial non-real estate	-	-	-	-	-	-
Home equity	491	22	1,684	88	2,175	110
Consumer	-	-	1,077	43	1,077	43
Total Impaired loans	$27,085	$1,178	$45,838	$1,816	$72,923	2,994

During 2013, management elected to sell approximately $48,514,000 of loans in two separate bulk sales.  The loans sold included approximately $24,084,000 of non-accruing loans, $7,844,000 of performing troubled debt restructurings (“TDR’s”), and $16,586,000 of classified and other loans.

Commercial loans represented approximately $24,256,000, residential loans approximately $15,283,000 and land loan approximately $8,975,000.  The loss on the two bulk loan sales totaled approximately $14,199,000.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

The following tables summarize impaired loans at December 31, 2012 (dollars in thousands):

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance

Residential mortgage	$33,300	$4,196	$12,918	$46,218	$48,239
Construction, acquisition and development	5,204	1,663	5,799	11,003	11,614
Land	2,583	551	6,370	8,953	9,373
Lines of credit	149	32	1,958	2,107	2,119
Commercial real estate	10,304	975	6,129	16,433	16,504
Commercial non-real estate	5	5	103	108	138
Home equity	259	160	1,517	1,776	3,100
Consumer	24	12	-	24	23
Total Impaired loans	$51,828	$7,594	$34,794	$86,622	$91,110

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Residential mortgage	$33,864	$1,415	$13,747	$516	$47,611	$1,931
Construction, acquisition and development	5,660	211	7,224	210	12,884	421
Land	3,207	138	7,725	144	10,932	282
Lines of credit	149	7	1,961	6	2,110	13
Commercial real estate	10,450	556	6,236	305	16,686	861
Commercial non-real estate	26	-	106	-	132	-
Home equity	259	4	1,519	39	1,778	43
Consumer	23	-	-	-	23	-
Total Impaired loans	$53,638	$2,331	$38,518	$1,220	$92,156	$3,551

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

Included in the above impaired loans amount at December 31, 2013 is $35,239,000 of loans that are not in non-accrual status.  In addition, there was a total of $35,064,000 of residential real estate loans included in impaired loans at December 31, 2013, of which $29,756,000 were to consumers and $5,308,000 to builders. The collateral supporting impaired loans is individually reviewed by management to determine its estimated fair market value, less estimated disposal cost and a charge-off to the loan is made, if necessary, for the difference between the carrying amount of any loan and the estimated fair value of the collateral less estimated disposal cost.  A specific allowance is established if the net collateral value has not been finalized, but management determines that it is likely that the net collateral value of the loan is lower than the carrying value of the loan.

Included in the Pass column were $34,069,000 and $15,647,000 in unfunded commitments at December 31, 2013 and 2012, respectively.  The following table presents the classes of the loan portfolio, including unfunded commitments summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2013 and 2012 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Residential mortgage	$240,325	$3,454	$15,140	$-	$258,919
Construction acquisition and development	72,104	250	3,185	-	75,539
Land	33,804	480	145	-	34,429
Lines of credit	19,152	568	1,878	-	21,598
Commercial real estate	205,063	6,775	8,322	-	220,160
Commercial non-real estate	8,583	-	-	-	8,583
Home equity	28,447	115	1,777	-	30,339
Consumer	299	-	886	-	1,185
Total loans	$607,777	$11,642	$31,333	$-	$650,752

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012
Residential mortgage	$228,200	$15,338	$25,818	$49	$269,405
Construction acquisition and development	41,165	7,750	22,598	10	71,523
Land	29,830	13,317	7,753	-	50,900
Lines of credit	24,059	2,270	5,099	-	31,428
Commercial real estate	197,752	10,399	13,887	-	222,038
Commercial non-real estate	5,990	-	22	108	6,120
Home equity	32,163	496	1,950	-	34,609
Consumer	835	-	-	23	858
Total loans	$559,994	$49,570	$77,127	$190	$686,881

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  There were no loans past due greater than 90 days and still accruing as of December 31, 2013 and 2012. Included in the Current column were $34,069,000 and $15,647,000 in unfunded commitments at December 31, 2013 and 2012, respectively. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2013 and 2012 (dollars in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Total Past Due	Non- Accrual	Total Loans
December 31, 2013
Residential mortgage	$245,2984	$2,985	$3,834	$6,819	$6,802	$258,919
Construction acquisition and development	74,725	-	-	-	814	75,539
Land	34,217	29	-	29	183	34,429
Lines of credit	21,113	181	-	181	304	21,598
Commercial real estate	218,557	420	28	448	1,155	220,160
Commercial non-real estate	8,582	1	-	1	-	8,583
Home equity	28,395	29	138	167	1,777	30,339
Consumer	1,184	1	-	1	-	1,185
Total loans	$632,071	$3,646	$4,000	$7,646	$11,035	$650,752

	Current	30-59 Days Past Due	60-89 Days Past Due	Total Past Due	Non- Accrual	Total Loans
December 31, 2012
Residential mortgage	$245,193	$8,202	$1,574	$9,776	$14,436	$269,405
Construction acquisition and development	62,091	868	-	868	8,564	71,523
Land	45,961	251	-	251	4,688	50,900
Lines of credit	27,635	440	1,476	1,916	1,877	31,428
Commercial real estate	212,468	3,777	-	3,777	5,793	222,038
Commercial non-real estate	5,746	263	-	263	111	6,120
Home equity	32,301	308	-	308	2,000	34,609
Consumer	821	11	-	11	26	858
Total loans	$632,216	$14,120	$3,050	$17,170	$37,495	$686,881

Loans serviced for others not included in the accompanying consolidated statements of financial condition totaled $109,244,000 and $95,474,000 at December 31, 2013 and 2012, respectively.  Loans are sold with either servicing released or retained by the Bank.  As of December 31, 2013, the Bank was servicing $21,781,000 in loans for Federal Home Loan Mortgage Corporation (“FHLMC”), $46,261,000 in loans for Federal National Mortgage Association (“FNMA”) and $41,202,000 in loans for other investors.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable – Continued

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of financial condition. The contract amounts of these instruments express the extent of involvement the Bank has in each class of financial instruments.

The Bank's exposure to credit loss from non-performance by the other party to the above mentioned financial instruments is represented by the contractual amount of those instruments.

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Unless otherwise noted, the Bank requires collateral or other security to support financial instruments with off-balance-sheet credit risk.

Financial Instruments Whose Contract Amounts Represent Credit Risk	Contract Amount At December 31,
	2013	2012
	(dollars in thousands)
Standby letters of credit	$14,719	$16,309
Home equity lines of credit	12,345	13,025
Unadvanced construction commitments	34,023	15,598
Mortgage loan commitments	4,193	13,601
Lines of credit	30,965	31,480
Loans sold with limited repurchase provisions	28,134	31,591

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of December 31, 2013 and 2012 for guarantees under standby letters of credit issued was not material.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable – Continued

Mortgage loan commitments not reflected in the accompanying statements of financial condition at December 31, 2013 include $4,193,000 at a fixed interest rate range of 3.625% to 5.250% and none at floating interest rates.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. The loans sold under these agreements for the years ended December 31, 2013 and 2012 were $116,788,000 and $105,674,000, respectively. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within a period ranging from 90 to 120 days after the sale date depending on the investor’s agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the consolidated statement of financial condition at December 31, 2013 and 2012 as a liability for credit loss related to these loans.  The Bank repurchased no loans under these agreements in 2013 and one loan in 2012.

Only loans originated specifically for sale are recorded as held for sale at the period ended December 31, 2013 and December 31, 2012.  The loans sold included in the two bulk loan sales made in 2013 were identified, classified as held for sale, and sold all in the same quarter.

Bancorp offers a variety of modifications to borrowers.  The modification categories offered can generally be described in the following categories:

•	Rate Modification – A modification in which the interest rate is changed.
•	Term Modification – A modification in which the maturity date, timing of payments or frequency of payments is changed.
•	Interest Only Modification – A modification in which the loan is converted to interest only payments for a period of time.
•	Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification above.
•	Loan Balance Modification – A modification in which a portion of the outstanding loan balance is forgiven.
•	Combination Modification – Any other type of modification, including the use of multiple categories above.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

The following tables present newly restructured loans that occurred during the year ended December 31, 2013 and 2012 by the type of concession (dollars in thousands):

Year ended December 31, 2013
	Rate Modification	Contracts	Term Modifications	Contracts	Combination Modifications	Contracts	Total	Total Contracts

Pre-Modification Outstanding Recorded Investment:

Residential mortgage	$219	1	-	-	$5,279	8	$5,498	9
Construction, acquisition and development	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	1,250	1	1,250	1
Commercial non-real estate	-	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total loans	$219	1	-	-	$6,529	9	$6,748	10

Post-Modification Outstanding Recorded Investment:

Residential mortgage	$210	1	-	-	$4,077	8	$4,287	9
Construction, acquisition and development	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	1,239	1	1,239	1
Commercial non-real estate	-	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total loans	$210	1	-	-	$5,316	9	$5,526	10

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

Year ended December 31, 2012
	Rate Modification	Contracts	Term Modifications	Contracts	Combination Modifications	Contracts	Total	Total Contracts

Pre-Modification Outstanding Recorded Investment:

Residential mortgage	$694	1	$659	3	$12,367	37	$13,720	41
Construction, acquisition and development	-	-	-	-	-	-	-	-
Land	-	-	176	1	816	4	992	5
Lines of credit	-	-	-	-	-	-	-	-
Commercial real estate	-	-	704	3	13,074	3	13,778	6
Commercial non-real estate	-	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total loans	$694	1	$1,539	7	$26,257	44	$28,490	52

Post-Modification Outstanding Recorded Investment:

Residential mortgage	$694	1	$657	3	$11,388	37	$12,739	41
Construction, acquisition and development	-	-	-	-	-	-	-	-
Land	-	-	176	1	809	4	985	5
Lines of credit	-	-	-	-	-	-	-	-
Commercial real estate	-	-	689	3	6,530	3	7,219	6
Commercial non-real estate	-	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total loans	$694	1	$1,552	7	$18,727	44	$20,943	52

In addition, the TDR is considered an impaired loan.  A determination is made as to whether an impaired TDR is cash flows or collateral dependent.  If the TDR is cash flows dependent, an allowance for loan losses specific reserve is calculated based on the difference in net present value of future cash flows between the original and modified loan terms.  If the TDR is collateral dependent, the collateral securing the TDR, which is always real estate, is evaluated for impairment based on an appraisal.  If a TDR’s collateral valuation is less than its current loan balance, the TDR is written down for accounting purposes by the amount of the difference between the current loan balance and the collateral.  If the borrower performs under the terms of the modification, generally six consecutive months, and the ultimate collectability of all amounts contractually due under the modified terms is not in doubt, the loan is returned to accrual status but continue to be an impaired loan.  There are no loans that have been modified due to the financial difficulties of the borrower that are not considered a TDR.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable – Continued

Interest on TDRs was accounted for under the following methods as of December 31, 2013 and December 31, 2012 (dollars in thousands):

	Number of Contracts	Accrual Status	Number of Contracts	Non- Accrual Status	Total Number of Contracts	Total Modifications
December 31, 2013
Residential mortgage	66	$28,966	5	$856	71	$29,822
Construction, acquisition and development	3	1,994	1	705	4	2,699
Land	5	1,080	2	6	7	1,086
Lines of credit	-	-	-	-	-	-
Commercial real estate	5	3,199	1	112	6	3,311
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	79	$35,239	9	$1,679	88	$36,918

December 31, 2012
Residential mortgage	88	$33,143	14	$2,279	102	$35,422
Construction, acquisition and development	4	7,075	4	1,658	8	8,733
Land	14	3,783	5	787	19	4,570
Lines of credit	3	280	1	136	4	416
Commercial real estate	10	12,167	3	675	13	12,842
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	1	100	1	100
Consumer	-	-	-	-	-	-
Total loans	119	$56,448	28	$5,635	147	$62,083

Management does not charge off a TDR, or a portion of a TDR, until one of the following conditions has been met:

•	The loan has been foreclosed on. Once the loan has been transferred from the loans receivable to foreclosed real estate, a charge off is recorded for the difference between the recorded amount of the loan and the net value of the underlying collateral.
•	An agreement to accept less than the face value of the loan has been made with the borrower. Once an agreement has been finalized, and any proceeds from the borrower are received, a charge off is recorded for the difference between the recorded amount of the loan and the net value of the underlying collateral.

Prior to either of the above conditions, a loan is assessed for impairment when a loan becomes a TDR.  If, based on management’s assessment of the underlying collateral of the loan, it is determined that the TDR’s collateral valuation is less than its current loan balance, the TDR is written down for accounting purposes by the amount of the difference between the current loan balance and the collateral.

Bancorp performs A note/B note workout structures as a subset of Bancorp’s troubled debt restructuring strategy.  The amount of loans restructured using this structure were $0 and $1,457,000 as of December 31, 2013 and December 31, 2012, respectively.

Under an A note/B note workout structure, the new A note is underwritten in accordance with customary troubled debt restructuring underwriting standards and is reasonably assured of full repayment while the B note is not.  The B note is immediately charged off upon restructuring.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

If the loan was on accrual status prior to the troubled debt restructuring being documented with the loan legally bifurcated into an A note fully supporting accrual status and a B note or amount contractually forgiven and charged off, the A note may remain on accrual status.  If the loan was on nonaccrual status at the time the troubled debt restructuring was documented with the loan legally bifurcated into an A note fully supporting accrual status and a B note or amount contractually forgiven and fully charged off, the A note may be returned to accrual status, and risk rated accordingly, after a reasonable period of performance under the troubled debt restructuring terms.  Six months of payment performance is generally required to return these loans to accrual status.

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

Note 4 - Premises and Equipment

Premises and equipment are summarized by major classification as follows:

	December 31,		Estimated
	2013	2012	Useful Lives
	(dollars in thousands)
Land	$1,537	$1,537	-
Building	29,162	29,162	39 Years
Leasehold improvements	1,657	1,230	15-27.5 Years
Furniture, fixtures and equipment	3,221	3,291	3-10 Years
Construction in process	54	94
Total at cost	35,631	35,314
Accumulated depreciation	(9,793)	(8,866)
	$25,838	$26,448

Depreciation expense was $1,054,000 and $1,081,000 for the years ended December 31, 2013 and 2012, respectively.

Bancorp has four retail branch locations in Anne Arundel County, Maryland, of which it owns three and leases the fourth from a third party.  The initial lease term expired July 2010 and the first option to renew for an additional five year term was exercised. There is an option remaining to renew the lease for one more additional five year term.  In addition, the Bank leases office space in Annapolis, Maryland from a third party.  The lease expires January 2016, with the option to renew the lease for one additional five year term.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Premises and Equipment - Continued

The minimum future annual rental payments on leases are as follows:

Years Ended December 31, (in thousands)
2014	$121
2015	91
2016	21
2017	18

Total rent expense was $99,000 and $97,000 for the years ended December 31, 2013 and 2012, respectively.

The minimum future annual rental income on leases is as follows:

Years Ended December 31, (in thousands)
2014	$891
2015	908
2016	926
2017	674
2018	455
2019	217

H.S. West, LLC, a subsidiary of the Bank, leases space to three unrelated companies and to a law firm of which the President of Bancorp and the Bank is a partner.  Total gross rental income included in occupancy expense on the Consolidated Statement of Condition was $648,000 and $588,000 for the years end December 31, 2013 and 2012, respectively.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Foreclosed Real Estate

As of December 31, 2013, Bancorp had foreclosed real estate consisting of 29 residential properties with a carrying value of $8,972,000.  During the year ended December 31, 2013, Bancorp sold a total of 35 properties previously included in foreclosed real estate.  The properties sold during 2013 had a combined net book value of $8,953,000 after total write-downs taken subsequent to their transfer from loans to foreclosed real estate of $3,644,000, and were sold at a combined net loss of $367,000.  In addition, Bancorp incurred $1,249,000 in expenses related to the sale of the properties.  The following table summarizes the changes in foreclosed real estate for the years ended December 31, 2013 and 2012 (dollars in thousands):

Foreclosed real estate at December 31, 2011	19,932
Transferred from impaired loans, net of specific reserves of $3,267	13,248
Property improvements	374
Additional write downs	(3,284)
Property sold, including loss on sale	(18,829)
Foreclosed real estate at December 31, 2012	$11,441
Transferred from impaired loans, net of specific reserves of $3,303	10,169
Property improvements	925
Additional write downs	(4,610)
Property sold, including loss on sale	(8,953)
Foreclosed real estate at December 31, 2013	$8,972

Total foreclosed real estate expense for 2013 was $6,132,000.  Net loss on the property sales was $367,000, property write downs totaled $4,610,000 and operating expense was $1,155,000.  Total foreclosed real estate expense for 2012 was $3,319,000.  Net income on the property sales was $701,000, property write downs totaled $3,284,000 and operating expense was $736,000.

Note 6 - Investment in Federal Home Loan Bank of Atlanta Stock

The Bank is required to maintain an investment in the stock of the FHLB in an amount equal to at least 1% of the unpaid principal balances of the Bank's residential mortgage loans or 1/20 of its outstanding advances from the FHLB, whichever is greater. Purchases and sales of stock are made directly with the FHLB at par value.

Note 7 – Deposits

Deposits in the Bank as of December 31, 2013 and 2012 consisted of the following:

	December 31, 2013		December 31, 2012
Category	Amount	Percent	Amount	Percent
	(dollars in thousands)

NOW accounts	$40,067	7.01%	$32,140	5.36%
Money market accounts	38,619	6.76%	48,252	8.05%
Passbooks	164,504	28.79%	176,799	29.50%
Certificates of deposit	301,355	52.75%	318,955	53.21%
Non-interest bearing accounts	26,704	4.69%	23,248	3.88%
Total deposits	$571,249	100.00%	$599,394	100.00%

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Deposits - continued

At December 31, 2013 scheduled maturities of certificates of deposit are as follows:

Amount
(dollars in thousands)
One year or less	$100,446
More than 1 year to 2 years	129,379
More than 2 years to 3 years	31,414
More than 3 years to 4 years	27,573
More than 4 years to 5 years	12,543
$301,355

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was $131,425,000 and $137,115,000 at December 31, 2013 and 2012, respectively.

Note 8 – Long Term Borrowings

The Bank's total credit availability under the FHLB’s credit availability program was $162,110,000 and $171,060,000 at December 31, 2013 and 2012, respectively.  The Bank is able to borrow up to 20% of total assets.  There were no short-term borrowings with the FHLB at December 31, 2013 and 2012.   Long-term advances outstanding were $115,000,000 at both December 31, 2013 and 2012.  The maturities of these long-term advances at December 31, 2013 are as follows (dollars in thousands):

Rate	Amount	Maturity
1.81% to 1.83%	$15,000	2016
2.43% to 4.05%	70,000	2017
2.58% to 3.43%	15,000	2018
4.00%	15,000	2019
	$115,000

The Bank's stock in the FHLB is pledged as security for the advances and under a blanket floating lien security agreement with the FHLB. The Bank is required to maintain as collateral for its advances, qualified loans in varying amounts depending on the loan type.  Loans with an approximate fair value of $237,978,000 are pledged as collateral at December 31, 2013.

During the third quarter 2012, the Bank restructured a portion of its FHLB Atlanta borrowings by repaying $65 million of existing advances and replacing them with $65 million of lower cost advances.  The transaction resulted in $5.3 million in prepayment penalties that is recognized in interest expense through yield adjustments on the new borrowings in future periods. The prior borrowings had an average cost of 3.87%.  The new borrowings had an average cost of 2.72% including the deferred adjustment.  The relevant accounting treatment for this transaction was provided in ASC 470-50.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Subordinated Debentures

As of December 31, 2013, Bancorp had outstanding approximately $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR (0.24% December 31, 2013) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

The 2035 Debentures were issued and sold to Severn Capital Trust I (the “Trust”), of which 100% of the common equity is owned by Bancorp.  The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures.  The 2035 Debentures held by the Trust are the sole assets of the Trust.  Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures.  Bancorp has entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee. $17,000,000 of the proceeds from Bancorp’s issuance of the debentures was contributed to the Bank, and qualifies as Tier 1 capital for the Bank under Federal Reserve Board guidelines.  Under the terms of the 2035 Indenture, Bancorp is permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods provided that no event of default has occurred and is continuing.  As of December 31, 2013, Bancorp has deferred the payment of seven quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $860,000.  This amount is included in the accrued interest payable and other liabilities total on the balance sheet.

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

The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Debt issuance costs totaled $245,000 and are being amortized over 10 years.  Interest payments on the Subordinated Notes are current as of December 31, 2013.

Note 10 – Employee Benefit Plans

The Bank has a 401(k) Retirement Savings Plan.  Employees may contribute a percentage of their salary up to the maximum amount allowed by law. The Bank is obligated to contribute 50% of the employee's contribution, not to exceed 6% of the employee's annual salary. All employees who have completed one year of service with the Bank are eligible to participate. The Bank's contributions to this plan were $175,000,  and $145,000 for the years ended December 31, 2013 and 2012, respectively.

The Bank has an Employee Stock Ownership Plan ("ESOP") for the exclusive benefit of participating employees. The Bank recognized ESOP expense of $140,000 for each of the years ended December 31, 2013 and 2012, and had unallocated shares to participants in the plan totaling 40,000 and 33,000 as of December 31, 2013 and 2012, respectively.  The fair value of the unallocated shares at December 31, 2013 was approximately $190,000.

Note 11 - Stockholders’ Equity

As part of the private placement offering discussed in Note 9, Bancorp issued a total of 437,500 shares of its Series A 8.0% Non-Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). The liquidation preference is $8.00 per share.  Holders of Series A Preferred Stock will not be entitled to any further liquidation distribution on the Series A Preferred Stock. Each share of Series A Preferred Stock is convertible at the option of the holder into one share of Bancorp common stock, subject to adjustment upon certain corporate events. The initial conversion rate is equivalent to an initial conversion price of $8.00 per share of Bancorp common stock. At the option of Bancorp, on and after December 31, 2013, at any time and from time to time, some or all of the Series A Preferred Stock may be converted into shares of Bancorp common stock at the then-applicable conversion rate.  Costs related to the issuance of the preferred stock totaled $247,000 and were netted against the proceeds.

If declared by Bancorp's board of directors, cash dividends at an annual rate of 8.0% will be paid quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008. Dividends will not be paid on Bancorp common stock in any quarter until the dividend on the Series A Preferred Stock has been paid for such quarter; however, there is no requirement that Bancorp's board of directors declare any dividends on the Series A Preferred Stock and any unpaid dividends shall not be cumulative. Dividends on the Series A Preferred Stock have not been declared since the first quarter 2012.

On November 21, 2008, Bancorp entered into an agreement with the United States Department of the Treasury (“Treasury”), pursuant to which Bancorp issued and sold (i) 23,393 shares of its Series B Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.01 per share and liquidation preference $1,000 per share, (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 556,976 shares of Bancorp’s common stock, par value $0.01 per share, for an aggregate purchase price of $23,393,000.  Costs related to the issuance of the preferred stock and warrants totaled $45,000 and were netted against the proceeds.  On September 25, 2013, the Treasury sold all of its 23,393 shares of Series B Preferred Stock to outside investors as part of their ongoing efforts to wind down and recover its remaining investments under the Troubled Asset Relief Program (“TARP’).  The terms of the Series B Preferred Stock remain the same.  The Treasury continues to hold a warrant to purchase 556,976 shares of Bancorp’s common stock.

The Series B Preferred Stock qualifies as Tier 1 capital and will pay cumulative compounding dividends at a rate of 5% per annum for the first five years, and 9% per annum effective November 21, 2013. The Series B Preferred Stock may be redeemed by Bancorp.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Stockholders’ Equity

The Series B Preferred Stock has no maturity date and ranks pari passu with Bancorp’s existing Series A Preferred Stock, in terms of dividend payments and distributions upon liquidation, dissolution and winding up of Bancorp.

The Series B Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series B Preferred Stock. If dividends on the Series B Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, Bancorp’s authorized number of directors will be automatically increased by two and the holders of the Series B Preferred Stock, voting together with holders of any then outstanding voting parity stock, will have the right to elect those directors at Bancorp’s next annual meeting of stockholders or at a special meeting of stockholders called for that purpose. These preferred share directors will be elected annually and serve until all accrued and unpaid dividends on the Series B Preferred Stock have been paid. Bancorp has deferred six dividend payments on the Series B Preferred Stock held by the U.S. Treasury.  On December 31, 2013, the cumulative amount of dividends in arrears not declared, including interest on unpaid dividends at 5% per annum was $2,125,000.  This amount is included in the accrued interest payable and other liabilities total on the balance sheet.  Effective in 2014, the dividend rate will increase to 9% per annum. In connection with the sale by the Treasury of the Series B Preferred Stock, the Federal Reserve obtained waivers from the outside investors who purchased the Series B Preferred Stock in which such investors agreed not to exercise their right to elect directors, and certain other voting or control rights, without the prior approval of the Federal Reserve.

The Warrant has a 10-year term and is immediately exercisable at an exercise price of $6.30 per share of Common Stock.   The exercise price and number of shares subject to the Warrant are both subject to anti-dilution adjustments. Pursuant to the Purchase Agreement, Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

Bancorp’s ability to declare dividends on its common stock are limited by the terms of Bancorp’s Series A preferred stock and Series B preferred stock.  Bancorp may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to its common stock in any quarter until the dividend on the Series A Preferred Stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally, Bancorp may not declare or pay dividend or distribution on its common stock, and Bancorp may not purchase, redeem or otherwise acquire for consideration any of its common stock, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Series B preferred stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside), subject to certain minor exceptions.  As of December 31, 2013, the cumulative amount of dividends of the Series B preferred stock in arrears not declared, including interest on unpaid dividends was $2,125,000.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the dividend arrearages on its Series B preferred stock have been paid in full and until Bancorp declares and pays a dividend on its Series A preferred stock.

Additionally, under the terms of Bancorp's 2035 Debentures, if (i) there has occurred and is continuing an event of default, (ii) Bancorp is in default with respect to payment of any obligations under the related guarantee or (iii) Bancorp has given notice of its election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then Bancorp may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of its capital stock, including common stock.  As permitted under the terms of the 2035 Debentures, as of December 31, 2013, Bancorp has deferred the payment of seven quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $860,000.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the interest deferrals on the 2035 Debentures have been paid in full.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12- Stock-Based Compensation

Bancorp has a stock-based compensation plan for directors, officers, and other key employees of Bancorp.  The aggregate number of shares of common stock that may be issued with respect to the awards granted under the plan is 500,000 plus any shares forfeited under Bancorp’s old stock-based compensation plan.  Under the terms of the plan, Bancorp has the ability to grant various stock compensation incentives, including stock options, stock appreciation rights, and restricted stock.  The number of shares available under the plan was 303,501 at December 31, 2013.  The stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors.  Under the stock based compensation plan, stock options generally have a maximum term of ten years, and are granted with an exercise price at least equal to the fair market value of the common stock on the date the options are granted.  Generally, options granted to directors of Bancorp vest immediately, and options granted to officers and employees vest over a five-year period, although the Compensation Committee has the authority to provide for different vesting schedules.

Bancorp follows FASB ASC 718, Compensation – Stock Compensation (FASB ASC 718) to account for stock-based compensation.  FASB ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statement of operations at fair value.  FASB ASC 718 requires an entity to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award.  The expense is recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2013 and 2012 totaled $108,000 and $43,000, respectively.  There was no income tax benefit recognized in the consolidated statements of operations for stock-based compensation for the years ended December 31, 2013 and 2012.

There were 260,000 options granted in 2013 and 0 options granted in 2012.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12- Stock-Based Compensation – Continued

Information regarding Bancorp’s stock option plan as of and for the years ended December 31, 2013 and 2012 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Grant Date	Remaining	Intrinsic
	Shares	FV Price	Life	Value
Options outstanding, December 31, 2011	100,000	$4.21
Options granted	-	-
Options exercised	-	-
Options forfeited	(19,000)	4.13
Options outstanding, December 31, 2012	81,000	4.23
Options granted	260,000	4.17
Options exercised	-	-
Options forfeited	(22,000)	3.61
Options outstanding, December 31, 2013	319,000	4.23	3.71	$-
Options exercisable, December 31, 2013	82,617	4.05	2.15	$-
Option price range at December 31, 2013	$ 3.37 to $5.31

The stock-based compensation expense amounts were derived using the Black-Scholes option-pricing model.  The following weighted average assumptions were used in 2013 to value options granted in current and prior periods presented.

Expected life of options	5.0 years
Risk-free interest rate	1.09%
Expected volatility	79.14%
Expected dividend yield	0.00%
Weighted average fair value of options granted	$2.58

The expected life of options amount is based on the vesting period of the options granted.  The Risk-free interest rate is based on the US Treasury’s five year Treasury note rate at the time of the option grant.  The expected volatility is based on the closing common stock price of Bancorp over a five year period.  The expected dividend yield is based on Bancorp’s current policy of not paying a common stock dividend.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12- Stock-Based Compensation – Continued

The following table summarizes the nonvested options in Bancorp’s stock option plan as of December 31, 2013.

		Weighted
		Average
	Shares	Grant Date Fair Value
Nonvested options outstanding, December 31, 2012	35,775	$4.23
Nonvested options granted	260,000	4.17
Nonvested options vested	(37,392)	3.82
Nonvested options forfeited	(22,000)	3.61
Nonvested options outstanding, December 31, 2013	236,383	$4.29

As of December 31, 2013, there was approximately $663,000 of total unrecognized stock-based compensation cost related to non-vested stock options, which is expected to be recognized over a period of fifty-eight months.

Note 13- Regulatory Matters

As of December 31, 2013, Bancorp’s reservable liability was below the threshold established by the Federal Reserve Bank and therefore, Bancorp was not required to maintain reserves (in the form of deposits with the Federal Reserve Bank or a correspondent bank on behalf of the Federal Reserve Bank.)

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bancorp’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

As of December 31, 2013, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13- Regulatory Matters – Continued

The following table presents the Bank's actual capital amounts and ratios at December 31, 2013 and 2012:

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount		%		Amount		%
	(dollars in thousands)
December 31, 2013
Tangible (1)	$102,790	12.9%	$11,924		1.50%		N/	A	N/	A
Tier 1 capital (2)	102,790	18.6%	N/	A	N/	A	$33,114		6.00%
Core (1)	102,790	12.9%	31,797		4.00%		39,747		5.00%
Total (2)	109,055	19.8%	44,153		8.00%		55,191		10.00%

December 31, 2012
Tangible (1)	$122,836	14.6%	$12,620		1.50%		N/	A	N/	A
Tier 1 capital (2)	122,836	19.6%	N/	A	N/	A	$37,656		6.00%
Core (1)	122,836	14.6%	33,653		4.00%		42,066		5.00%
Total (2)	130,592	20.8%	50,209		8.00%		62,761		10.00%

(1) To adjusted total assets.
(2) To risk-weighted assets.

On April 23, 2013, the Bank was notified by the OCC that the OCC established minimum ratios for the Bank requiring it to immediately maintain a Tier 1 Leverage Capital Ratio to Adjusted Total Assets of at least 10% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 15%.  The Bank was in compliance with these requirements as of December 31, 2013.

Bancorp is currently under a supervisory agreement, originally entered into with the OTS on November 23, 2009.  Due to the passage of the Dodd-Frank Act, effective July 21, 2011, the supervision of Bancorp was transferred to the FRB and, as a result, the supervisory agreement is now enforced by the FRB. The supervisory agreement provides, among other things, that

•	Bancorp will not make any dividends or capital distributions, and Bancorp will not redeem any Bancorp common stock, without the prior approval of the Federal Reserve;

•	Bancorp will not, and will not permit its subsidiaries to, incur, issue, renew or rollover any debt or debt securities, increase any current lines of credit, guarantee the debt of any entity, or otherwise incur any additional debt, without the prior written non-objection of the Federal Reserve;

•	Bancorp will submit to the Federal Reserve a business plan designed to, among other things, improve operations, earnings and profitability and reduce Bancorp debt and, after the Federal Reserve’s approval, implement such plan and review such plan quarterly; and

•	Bancorp will make various periodic reports to the Federal Reserve and their board of directors.

In a separate matter, on April 23, 2013, the Bank entered into a formal agreement with the OCC, which agreement primarily addressed issues identified in the OCC’s report of examination of the Bank’s operations and financial condition in 2012.  The formal agreement supersedes and terminates the supervisory agreement entered into between the OTS and the Bank on November 23, 2009.  The formal agreement provides, among other things, that

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13- Regulatory Matters – Continued

•	The Bank’s Board will appoint a Compliance Committee of at least three directors, which will be responsible for monitoring and coordinating the Bank’s adherence to the provisions of the Agreement and submitting progress reports to the Board;

•	The Bank’s Board will assess the qualifications of each senior executive officer and director and ensure that the Bank has competent management in place on a full-time basis in all senior executive officer positions and a competent Board of Directors;

•	The Bank’s Board will adopt, implement, and thereafter ensure its adherence to an independent, internal audit program, directed by and reporting to the Board, sufficient to detect and report on irregularities and weak practices in the Bank’s operations and report on the Bank’s compliance with applicable laws, rules and regulations;

•	The Bank will take immediate and continuing action to reduce the level of criticized assets in the OCC’s report of examination and to develop and adhere to a written program designed to eliminate the basis of criticism of those assets or other subsequently criticized;

•	The Bank’s Board will establish credit risk management practices that ensure effective credit administration, portfolio management and monitoring, and risk mitigation, including a written credit policy and portfolio stress testing;

•	The Bank’s Board will review the adequacy of the Bank’s allowance for loan and lease losses and will establish a program for the maintenance of an adequate allowance;

•	The Bank’s Board will ensure the implementation of appraisal policies and controls to ensure full compliance with all regulatory requirements;

•	The Bank’s Board will develop, implement, and thereafter ensure Bank’s adherence to a written three-year business plan;

•	The Bank’s Board will submit to the OCC a revised, written capital plan for the Bank, consistent with the Bank’s business plan, covering at least a three-year period; and

•	The Bank’s Board will review and revise as necessary, and thereafter maintain a comprehensive liquidity risk management program and a contingency funding plan consistent with regulatory guidance.

The terms of the agreement with Bancorp and the agreement with the Bank will remain in effect until terminated, modified or suspended by the FRB and OCC, respectively. The foregoing summaries are qualified by reference to (i) the supervisory agreement, a copy of which is filed as an exhibit to Bancorp’s Annual Report on Form 10-K for fiscal year ended December 31, 2009 and filed with the Securities and Exchange Commission on March 15, 2010 and (ii) the formal agreement, a copy of which is filed as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and filed with the Securities and Exchange Commission on May 8, 2013.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Income Taxes

The income tax provision consists of the following for the years ended December 31:

	2013	2012

Current
Federal	$-	$240
State	2	212
	2	452
Deferred
Federal	(5,272)	1,803
State	(1,323)	403
	(6,595)	2,206
Valuation allowance	15,303	-

Total income tax provision	$8,710	$2,658

The amount computed by applying the statutory federal income tax rate to income before taxes is less than the tax provision for the following reasons for the years ended December 31:

	2013		2012

	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income

Statutory Federal income tax rate	$(5,595)	34.0%	$2,171	34.0%
State tax net of Federal income tax benefit	(872)	5.3%	527	8.3%
Valuation allowance change	15,303	(93.0)%	-	-
Other adjustments	(126)	0.8%	(40)	(0.7)%
	$8,710	(52.9)%	$2,658	41.6%

Bancorp does not have any unrecognized tax benefits at December 31, 2013 or 2012.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below:

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Income Taxes - Continued

	2013	2012

	(dollars in thousands)
Deferred Tax Assets:
Allowance for loan losses	$4,737	$7,054
Loan charge-offs	1,982	1,902
Reserve on foreclosed real estate	1,499	1,151
Reserve for uncollected interest	247	641
Federal net operating loss carryforwards	7,923	-
State net operating loss carryforwards	1,499	278
Charitable contribution carryforwards	242	157
Other	-	12
Total deferred tax assets	18,129	11,195
Valuation allowance	(15,572)	(269)
Total deferred tax assets, net of valuation allowance	2,557	10,926

Deferred Tax Liabilities:
Federal Home Loan Bank stock dividends	(84)	(84)
Loan origination costs	(541)	(400)
Accelerated depreciation	(1,654)	(1,552)
Prepaid expenses	-	(182)
Other	(278)	-
Total deferred tax liabilities	(2,557)	(2,218)

Net deferred tax assets	$-	$8,708

At December 31, 2013, federal net operating loss totaled $22,648,000 and expires in 2033. The state net operating loss totaled $27,863,000 and expires at various times through 2033.

In assessing the realizability of federal or state deferred tax assets at December 31, 2013, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and prudent, feasible and permissible as well as available tax planning strategies in making this assessment.  Based on its review of all available evidence, and after consideration of the losses recorded on the loan sales, Management determined it was more likely than not that the deferred tax assets will not be realized and accordingly has taken a charge to earnings for the year to place a full valuation allowance on the deferred tax asset..  The deferred tax asset valuation may, in accordance with the requirements of generally accepted accounting principles, be reversed in future periods, depending upon Bancorp’s financial position and results of operations in the future, among other factors, and, in such event, may be available to increase future earnings.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bancorp will continue to have the benefit of the net operating loss carryforward relating to the deferred tax asset, and will have the ability to utilize the carryforward against future federal and state income taxes.

The valuation allowance at December 31, 2012 relates to state net operating loss carryforwards, which realizability was uncertain.

The statute of limitations for Internal Revenue Service examination of Bancorp’s federal consolidated tax returns remains open for tax years 2010 through 2013.

Note 15 - Related Party Transactions

During the years ended December 31, 2013 and 2012, the Bank engaged in the transactions described below with parties that may be deemed affiliated.

During January, 2007, a law firm, in which the President of Bancorp and the Bank is a partner, entered into a five year lease agreement with a subsidiary of Bancorp.  The term of the lease is five years with the option to renew the lease for three additional five year terms.  The first option to renew was exercised in January 2012.  The total payments received by the subsidiary, which includes rent, common area maintenance and utilities were $378,000 and $381,000 for the years ended December 31, 2013 and 2012, respectively.  In addition, the law firm represents Bancorp and the Bank in certain legal matters. The fees for services rendered by that firm were $615,000, and $683,000 for the years ended December 31, 2013 and 2012 respectively.

Members of the Board of Directors of Bancorp had loans outstanding totaling $905,000 and $921,000 at December 31, 2013 and 2012, respectively.  The following table shows loan activity for the year ended December 31, 2013:

2013
Beginning balance as of December 31, 2012	$921,000
Loan funding	-
Loan pay off/payment	16,000
Ending balance as of December 31, 2013	$905,000

Note 16 - Fair Value of Financial Instruments

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information should not be interpreted as an estimate of the fair value of Bancorp since a fair value calculation is only provided for a limited portion of Bancorp’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Bancorp’s financial instruments at December 31, 2013 and December 31, 2012.

Impaired Loans:
Impaired loans are carried at the lower of cost or the present value of expected future cash flows of the loan.  If it is determined that the repayment of the loan will be provided solely by the underlying collateral, and there are no other available and reliable sources of repayment, the loan is considered collateral dependent.  Impaired loans that are considered collateral dependent are carried at the lower of cost or the fair value of the underlying collateral.  Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable.  The use of independent appraisals and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and impaired loans are therefore classified within level 3 of the fair value hierarchy.

For such loans that are classified as impaired, an allowance is established when the present value of the expected future cash flows of the impaired loan is lower than the carrying value of that loan.  For such loans that are classified as collateral dependent impaired loans, an allowance is established when the current market value of the underlying collateral less its estimated disposal costs has not been finalized, but management determines that it is likely that the value is lower than the carrying value of that loan.  Once the net collateral value has been determined, a charge-off is taken for the difference between the net collateral value and the carrying value of the loan.

Impaired loans are those for which Bancorp has measured impairment based on the present value of expected future cash flows or on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $19,856,000 and $51,828,000 at December 31, 2013 and December 31, 2012, respectively, less their valuation allowances of $3,303,000 and $7,594,000 at December 31, 2013 and December 31, 2012, respectively.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Fair Value of Financial Instruments – Continued

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

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2013:

		December 31, 2013 Fair Value Measurement Using:
	December 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$16,553	$-	$-	$16,553
Foreclosed real estate	8,972	-	-	8,972
Total nonrecurring fair value measurements	$25,525	$-	$-	$25,525

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Fair Value of Financial Instruments – Continued

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring basis by level within the fair value hierarchy as of December, 31, 2012:

		December 31, 2012 Fair Value Measurement Using:
	December 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$44,234	$-	$-	$44,234
Foreclosed real estate	11,441	-	-	11,441
Total nonrecurring fair value measurements	$55,675	$-	$-	$55,675

Bancorp did not have any financial assets or liabilities that were required to be measured on a recurring basis at December 31, 2013 or December 31, 2012.  There were no liabilities that were required to be re-measured on a nonrecurring basis at December 31, 2013 or December 31, 2012.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2013
Impaired loans	$15,942	PV of future cash flows (1)		-6.00%
	$611	Appraisal of collateral (2)	Liquidation expenses (3)	-6.00%

Foreclosed real estate	$8,972	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-6.00% to -44.08% (-12.69%)

December 31, 2012
Impaired loans	$44,234	PV of future cash flows (1)		-6.00%

Foreclosed real estate	$11,441	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-5.03% to -74.68% (-24.37%)

(1)	Cash flow which generally include various level 3 inputs which are not identifiable.
(2)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable..
(3)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(4)	Includes qualitative adjustments by management and estimated liquidation expenses.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Fair Value of Financial Instruments – Continued

The estimated fair values of Bancorp's financial instruments as of December 31, 2013 and December 31, 2012 were as follows:

			Fair Value Measurement at December 31, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)

Financial Assets
Cash and cash equivalents	$98,376	$98,376	$98,376	$-	$-
Investment securities (HTM)	44,661	45,213	-	45,213	-
Loans held for sale	3,726	3,726	-	3,726	-
Loans receivable, net	602,813	631,032	-	-	631,032
FHLB stock	6,190	6,190	-	6,190	-
Accrued interest receivable	2,353	2,353	-	2,353	-
Financial Liabilities
Deposits	$571,249	$573,371	-	573,371	-
FHLB advances	115,000	106,876	-	106,876	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	1,375	1,375	-	1,375	-

Off Balance Sheet Commitments	$-	$-	$-	$-	$-

			Fair Value Measurement at December 31, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)

Financial Assets
Cash and cash equivalents	$93,392	$93,392	$93,392	$-	$-
Investment securities (HTM)	34,066	35,463	-	35,463	-
Loans held for sale	11,116	11,116	-	11,116	-
Loans receivable, net	651,709	703,363	-	-	703,363
FHLB stock	6,520	6,520	-	6,520	-
Accrued interest receivable	2,510	2,510	-	2,510	-
Financial Liabilities
Deposits	$599,394	$601,834	-	601,834	-
FHLB advances	115,000	103,455	-	103,455	-
Subordinated debentures	24,119	24,119	-	24,119	-
Accrued interest payable	846	846	-	846	-

Off Balance Sheet Commitments	$-	$-	$-	$-	$-

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Fair Value of Financial Instruments – Continued

The foregoing information should not be interpreted as an estimate of the fair value of Bancorp since a fair value calculation is only provided for a limited portion of Bancorp’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Bancorp’s financial instruments at December 31, 2013 and 2012.

Cash and cash equivalents:
The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents approximate those assets’ fair values.

Investment Securities:
Bancorp utilizes a third party source to determine the fair value of its securities.  The methodology consists of pricing models based on asset class and includes available trade, bid, other market information, broker quotes, proprietary models, various databases and trading desk quotes.  All Bancorp’s investments are considered Level 2.

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at December 31, 2013 and 2012.

Loans held for sale:
The fair value of loans held for sale is based primarily on investor quotes.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Fair Value of Financial Instruments – Continued

Loans receivable:
The fair values of loans receivable was estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  These rates were used for each aggregated category of loans as reported on the OCC Quarterly Report.

Accrued interest receivable and payable:
The carrying amounts of accrued interest receivable and accrued interest payable approximates its fair value.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Condensed Financial Information (Parent Company Only)

Information as to the financial position of Severn Bancorp, Inc. as of December 31, 2013 and 2012 and results of operations and cash flows for each of the years ended December 31, 2013 and 2012 is summarized below.

	December 31,
	2013	2012

	(dollars in thousands)
Statements of Financial Condition

Cash	$969	$1,365
Equity in net assets of subsidiaries:
Bank	103,196	127,366
Non-Bank	3,675	3,652
Loans, net of allowance for loan losses of $19 and $19, respectively	331	581
Foreclosed real estate	250	-
Other assets	1,479	1,414

Total assets	$109,900	$134,378

Subordinated debentures	$24,119	$24,119
Other liabilities	3,011	1,263

Total liabilities	27,130	25,382

Stockholders’ equity	82,769	108,996

Total liabilities and stockholders’ equity	$109,900	$134,378

	December 31,
	2013	2012

Statements of Operations
Interest income	$26	$43
Interest expense on subordinated debentures	857	818

Net interest expense	(831)	(775)

General and administrative expenses	184	205

Loss before income taxes and equity in	(1,015)	(980)
undistributed net income (loss) of subsidiaries

Income tax (expense) benefit	(3)	98
Equity in undistributed net income (loss) of subsidiaries	(24,147)	4,610

Net income (loss)	$(25,165)	$3,728

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Condensed Financial Information (Parent Company Only) - Continued

	For the Years Ended December 31,
	2013	2012
	(dollars in thousands)
Statements of Cash Flows

Cash Flows from Operating Activities:
Net (loss) income	$(25,165)	$3,728
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in undistributed loss (earnings) of subsidiaries	24,147	(4,610)
Increase in other assets	(65)	(73)
Stock-based compensation expense	108	43
Increase in other liabilities	579	1,145

Cash (used in) provided by operating activities	(396)	233

Cash Flows from Investing Activities:
Net decrease in loans	-	26
Contribution from subsidiaries	-	1,000

Cash provided by investing activities	-	1,026
Cash Flows from Financing Activities:
Series A preferred stock dividend paid	-	(70)
Series B preferred stock dividends declared	-	(1,170)

Cash used in financing activities	-	(1,240)

(Decrease) increase in cash and cash equivalents	(396)	19

Cash and cash equivalents at beginning of year	1,365	1,346

Cash and cash equivalents at end of year	$969	$1,365

Supplemental disclosure of cash flows information:
Transfer of net loans to foreclosed real estate	$250	$-