Form 10-Q
period 2014-03-31
SEVERN BANCORP INC
filed 2014-05-14
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on May 14, 2014: 10,067,379 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

PART I– FINANCIAL INFORMATION

Item 1.	Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$39,327	$44,934
Interest-bearing deposits in other banks	48,208	41,269
Federal funds sold	6,385	12,173
Cash and cash equivalents	93,920	98,376
Investment securities held to maturity (fair value: $44,145 at March 31, 2014; $45,213 at December 31, 2013)	43,535	44,661
Loans held for sale	6,156	3,726
Loans receivable, net of allowance for loan losses of $11,225 and $11,739, respectively	603,761	602,813
Premises and equipment, net	25,812	25,838
Foreclosed real estate	5,561	8,972
Federal Home Loan Bank stock, at cost	5,891	6,190
Accrued interest receivable and other assets	8,797	9,027

Total assets	$793,433	$799,603

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$562,964	$571,249
Long-term borrowings	115,000	115,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	8,148	6,466

Total liabilities	710,231	716,834

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
Preferred stock series “A”, 437,500 shares issued and outstanding; $3,500 liquidation preference at March 31, 2014 and December 31, 2013	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding; $23,393 liquidation preference at March 31, 2014 and December 31, 2013	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized; 10,066,679 shares issued and outstanding	101	101
Additional paid-in capital	75,501	75,374
Retained earnings	7,596	7,290

Total stockholders' equity	83,202	82,769

Total liabilities and stockholders' equity	$793,433	$799,603

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2014	2013
Interest Income
Loans, including fees	$7,642	$8,694
Securities, taxable	194	151
Other	86	68
Total interest income	7,922	8,913

Interest Expense
Deposits	986	1,255
Long-term borrowings and subordinated debentures	1,129	1,060
Total interest expense	2,115	2,315

Net interest income	5,807	6,598
Provision for loan losses	200	320
Net interest income after provision for loan losses	5,607	6,278

Non-interest Income
Mortgage banking activities	201	1,037
Real estate commissions	260	112
Real estate management fees	254	175
Other	261	212
Total non-interest income	976	1,536

Non-Interest Expenses
Compensation and related expenses	3,637	3,525
Occupancy	433	441
Legal	104	190
Foreclosed real estate, net	(53)	902
FDIC assessments and regulatory expense	352	342
Professional fees	191	209
Office supplies	93	92
Online charges	223	237
Credit report and appraisal fees	173	169
Other	553	642
Total non-interest expenses	5,706	6,749

Income before income tax provision	877	1,065
Income tax provision	10	444
Net income	$867	$621
Amortization of discount on preferred stock	(68)	(68)
Dividends on preferred stock	(493)	(292)
Net income available to common stockholders	$306	$261
Basic income per share	$0.03	$0.03
Diluted income per share	$0.03	$0.03

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
 (dollars in thousands, except per share data)

Three Months Ended March 31, 2014

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2013	$4	$101	$75,374	$7,290	$82,769

Net Income	-	-	-	867	867
Stock-based compensation	-	-	59	-	59
Dividend declared on Series B preferred stock	-	-	-	(493)	(493)
Amortization of discount on Series B preferred stock	-	-	68	(68)	-

Balance – March 31, 2014	$4	$101	$75,501	$7,596	$83,202

Three Months Ended March 31, 2013

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2012	$4	$101	$74,996	$33,895	$108,996

Net Income	-	-	-	621	621
Stock-based compensation	-	-	24	-	24
Dividend declared on Series B preferred stock	-	-	-	(292)	(292)
Amortization of discount on Series B preferred stock	-	-	68	(68)	-

Balance – March 31, 2013	$4	$101	$75,088	$34,156	$109,349

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013

Cash Flows from Operating Activities

Net income	$867	$621
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(232)	(227)
Net amortization of premiums and discounts	48	50
Provision for loan losses	200	320
Provision for depreciation	283	266
Provision for foreclosed real estate losses	-	574
Gain on sale of loans	(352)	(1,081)
(Gain) loss on sale of foreclosed real estate	(96)	9
Proceeds from loans sold to others	16,115	37,970
Loans originated for sale	(18,193)	(37,810)
Stock-based compensation expense	59	24
Deferred income tax expense	-	78
Decrease in accrued interest receivable and other assets	230	500
Increase in accrued interest payable and other liabilities	1,189	2,329

Net cash provided by operating activities	118	3,623

Cash Flows from Investing Activities

Proceeds from maturing investment securities held to maturity	1,000	2,000
Principal collected on mortgage-backed securities held to maturity	78	76
Net (increase) decrease in loans	(916)	9,057
Proceeds from sale of foreclosed real estate	3,507	677
Investment in foreclosed real estate	-	(285)
Investment in premises and equipment	(257)	(322)
Redemption of FHLB stock	299	330

Net cash provided by investing activities	3,711	11,533

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash Flows from Financing Activities

Net decrease in deposits	(8,285)	(5,494)

Net cash used in financing activities	(8,285)	(5,494)

(Decrease) increase in cash and cash equivalents	(4,456)	9,662
Cash and cash equivalents at beginning of year	98,376	93,392

Cash and cash equivalents at end of period	$93,920	$103,054

Supplemental disclosure of cash flows information:

Cash paid during period for:

Interest	$1,992	$2,275

Income taxes	$7	$-

Transfer of loans to foreclosed real estate	$-	$4,429

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014 or any other interim period.  The unaudited consolidated financial statements for the three months ended March 31, 2014 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Not included in the diluted earnings per share calculation for the three month periods ended March 31, 2014 and March 31, 2013, because they were anti-dilutive, were 125,000 and 20,000 shares, respectively, of common stock issuable upon exercise of outstanding stock options, 559,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.

	Three Months Ended March 31,
	2014	2013
Common shares – weighted average (basic)	10,066,679	10,066,679
Common share equivalents – weighted average	36,474	33,775
Common shares – diluted	10,103,153	10,100,454

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

	Actual	Actual	To Be Well Capitalized Under
	at March 31 2014	at December 31, 2013	Prompt Corrective Provisions
Tangible (1)	13.1%	12.9%	N/A
Tier 1 Capital (2)	19.0%	18.6%	6.0%
Core (1)	13.1%	12.9%	5.0%
Total Capital (2)	20.3%	19.8%	10.0%

(1)	To adjusted total assets.
(2)	To risk-weighted assets.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 7 - Regulatory Matters - Continued

On April 23, 2013, the Bank was notified by the Office of the Comptroller of the Currency (“OCC”) that the OCC established minimum capital ratios for the Bank requiring it to immediately maintain a Tier 1 Leverage Capital Ratio to Adjusted Total Assets of at least 10% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 15%.  The Bank was in compliance with these requirements as of March 31, 2014.

Federal banking agencies have adopted proposals that will substantially amend the regulatory capital rules applicable to Bancorp and the Bank.  The amendments implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.  The amended rules establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets.  The amended rules will be effective with respect to Bancorp and the Bank in January 2015, with certain requirements to be phased in beginning in 2016.

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

The stock-based compensation expense amounts were derived using the Black-Scholes option-pricing model.  The following weighted average assumptions were used to value options granted for the quarter ended March 31, 2013:

Expected life of options	5.0 years
Risk-free interest rate	1.48%
Expected volatility	70.02%
Expected dividend yield Weighted average fair value of	0.00%
options granted	$2.12

The expected life of options amount is based on the term of the options granted.  The Risk-free interest rate is based on the US Treasury’s five year Treasury note rate at the time of the option grant.  The expected volatility is based on the closing common stock price of Bancorp over a five year period.  The expected dividend yield is based on Bancorp’s current policy of not paying a common stock dividend.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 8 - Stock-Based Compensation - Continued

There were no options granted during the three months ended March 31, 2014 and 125,000 options granted during the three months ended March 31, 2013.

Stock-based compensation expense for the three months ended March 31, 2014 and 2013 totaled $59,000 and $24,000, respectively. There were no options exercised during the three months ended March 31, 2014 or the three months ended March 31, 2013.

Information regarding Bancorp’s stock-based compensation plan as of and for the three months ended March 31, 2014 is as follows:

	2014
		Weighted Average
	Shares	Price
Options outstanding, December 31, 2013	319,000	$4.23
Options granted	-	-
Options exercised	-	-
Options forfeited	(13,400)	$3.89
Options outstanding, March 31, 2014	305,600	$4.24
Options exercisable, March 31, 2014	95,688	$4.09

The aggregate intrinsic value of the options outstanding as of March 31, 2014 and December 31, 2013 was $142,558 and $187,640, respectively.  The aggregate intrinsic value of the options exercisable as of March 31, 2014 and December 31, 2013 was $48,297 and $58,153, respectively.

The following table summarizes the nonvested options in Bancorp’s stock option plan as of March 31, 2014.

		Weighted
		Average
	Shares	Grant Date Exercise Price
Nonvested options outstanding, December 31, 2013	236,383	$4.29
Nonvested options granted	-	-
Nonvested options vested	(13,071)	$3.96
Nonvested options forfeited	(13,400)	$3.89
Nonvested options outstanding, March 31, 2014	209,912	$4.31

As of March 31, 2014, there was $629,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over a period of fifty-seven months.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 9 - Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014:

US Treasury securities	$30,210	$624	$58	$30,776
US Agency securities	11,104	42	33	11,113
US Government sponsored mortgage-backed securities	2,221	36	1	2,256
Total	$43,535	$702	$92	$44,145

December 31, 2013:

US Treasury securities	$31,235	$665	$69	$31,831
US Agency securities	11,123	44	101	11,066
US Government sponsored mortgage-backed securities	2,303	27	14	2,316
Total	$44,661	$736	$184	$45,213

As of March 31, 2014 and December 31, 2013, there were $5,256,000 and $3,263,000, respectively, of US Treasury securities or mortgage-backed securities pledged by Bancorp as collateral for borrowers’ letters of credit with Anne Arundel County.

The following table shows fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2014 and December 31, 2013. Included in the table are seven US Treasury securities, five Agency securities and one Mortgage-backed security in a gross unrealized loss position at March 31, 2014.  Seven US Treasury securities, eight Agency securities and two Mortgage-backed securities were in a gross unrealized loss position at December 31, 2013. Management believes that the unrealized losses in 2014 and 2013 were the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds.  The Bank does not consider any of these securities to be other than temporarily impaired at March 31, 2014 and December 31, 2013, because the unrealized losses were related primarily to changes in market interest rates and widening of sector spreads and were not necessarily related to the credit quality of the issuers of the securities.

In addition, the Bank does not intend to sell, nor does it believe it will be more likely than not that it will be required to sell, any impaired securities prior to a recovery of amortized cost.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 9 - Investment Securities – Continued

The following tables show fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2014 and December 31. 2013.

	Less than 12 months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2014:	(dollars in thousands)

US Treasury securities	$6,919	$58	$-	$-	$6,919	$58
US Agency securities	5,017	33	-	-	5,017	33
US Government sponsored mortgage-backed securities	933	1	-	-	933	1
Total	$12,869	$92	$-	$-	$12,869	$92

	Less than 12 months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2013:	(dollars in thousands)

US Treasury securities	$6,907	$69	$-	$-	$6,907	$69
US Agency securities	7,934	101	-	-	7,934	101
US Government sponsored mortgage-backed securities	1,931	14	-	-	1,931	14
Total	$16,772	$184	$-	$-	$16,772	$184

The amortized cost and estimated fair value of debt securities at March 31, 2014, by contractual maturity are shown in the following table.  Actual maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity
	(dollars in thousands)
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$5,021	$5,072
Due from one year to five years	30,394	30,801
Due from five years to ten years	5,899	6,016
US Government sponsored mortgage-backed securities	2,221	2,256
	$43,535	$44,145

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable

Loans receivable, included unfunded commitments consist of the following:

	March 31	December 31
	2014	2013
	(dollars in thousands)
Residential mortgage, total	$265,705	$258,919
Individually evaluated for impairment	33,780	35,064
Collectively evaluated for impairment	231,925	223,855
Construction, land acquisition and development, total	77,652	75,539
Individually evaluated for impairment	2,405	2,808
Collectively evaluated for impairment	75,247	72,731
Land, total	35,586	34,429
Individually evaluated for impairment	1,254	1,263
Collectively evaluated for impairment	34,332	33,166
Lines of credit, total	19,290	21,598
Individually evaluated for impairment	454	304
Collectively evaluated for impairment	18,836	21,294
Commercial real estate, total	212,318	220,160
Individually evaluated for impairment	6,705	4,672
Collectively evaluated for impairment	205,613	215,488
Commercial non-real estate, total	12,862	8,583
Individually evaluated for impairment	530	-
Collectively evaluated for impairment	12,332	8,583
Home equity, total	29,716	30,339
Individually evaluated for impairment	1,676	1,777
Collectively evaluated for impairment	28,040	28,562
Consumer, total	1,055	1,185
Individually evaluated for impairment	-	-
Collectively evaluated for impairment	1,055	1,185
Total Loans	654,184	650,752
Less
Unfunded commitments included above	(36,775)	(34,069)
	617,409	616,683
Individually evaluated for impairment	46,804	45,888
Collectively evaluated for impairment	570,605	570,795
	617,409	616,683
Allowance for loan losses	(11,225)	(11,739)
Deferred loan origination fees and costs, net	(2,423)	(2,131)
Net Loans	$603,761	$602,813

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

Over the last several years, Bancorp has experienced an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. An extension may be granted to allow for the completion of the project, marketing or sales of completed units, or to provide for permanent financing, and is based on a re-underwriting of the loan and management's assessment of the borrower's ability to perform according to the agreed-upon terms. Typically, at the time of an extension, borrowers are performing in accordance with contractual loan terms. Extension terms generally do not exceed 12 to 18 months and typically require that the borrower provide additional economic support in the form of partial repayment, additional collateral or guarantees. In cases where the fair value of the collateral or the financial resources of the borrower are deemed insufficient to repay the loan, reliance may be placed on the support of a guarantee, if applicable. However, such guarantees are not relied on when evaluating a loan for impairment and never considered the sole source of repayment.

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

Bancorp recognized $5,000 and $10,000 of interest income and capitalized interest in its loan portfolio from interest reserves during the three months ended March 31, 2014 and 2013, respectively.  None of the loans where interest reserves were recorded as capitalized interest were non-performing.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following is a summary of the allowance for loan losses for the three month periods ended March 31, 2014 and 2013 (dollars in thousands):

	Total	Residential Mortgage	Construction Acquisition Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Three months March 2014

Beginning Balance	$11,739	$6,282	$411	$1,345	$35	$2,527	$135	$1,002	$2
Provision	200	(161)	196	(176)	2	349	43	(53)	-
Charge-offs	(752)	(587)	-	-	-	-	(1)	(164)	-
Recoveries	38	11	-	-	-	25	2	-	-
Ending Balance	$11,225	$5,545	$607	$1,169	$37	$2,901	$179	$785	$2
Ending balance related to:
Loans individually evaluated for impairment	$2,546	$2,245	$-	$64	$-	$237	$-	$-	$-
Loans collectively evaluated for impairment	$8,679	$3,300	$607	$1,105	$37	$2,664	$179	$785	$2

Three months March 2013

Beginning Balance	$17,478	$8,418	$2,120	$2,245	$87	$3,295	$46	$1,254	$13
Provision	320	(234)	190	547	(60)	(223)	285	(204)	19
Charge-offs	(2,386)	(1,174)	(450)	(357)	-	(105)	(109)	(159)	(32)
Recoveries	53	40	-	-	13	-	-	-	-
Ending Balance	$15,465	$7,050	$1,860	$2,435	$40	$2,967	$222	$891	$-
Ending balance related to:
Loans individually evaluated for impairment	$6,899	$3,318	$1,460	$1,199	$32	$806	$-	$84	$-
Loans collectively evaluated for impairment	$8,566	$3,732	$400	$1,236	$8	$2,161	$222	$807	$-

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize impaired loans at March 31, 2014 and December 31, 2013 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
March 31, 2014
Residential mortgage	$14,997	$2,245	$18,783	$33,780	$35,148
Construction, acquisition and development	-	-	2,405	2,405	3,050
Land	361	64	893	1,254	1,372
Lines of credit	-	-	454	454	545
Commercial real estate	2,078	237	4,627	6,705	6,732
Commercial non-real estate	-	-	530	530	530
Home equity	-	-	1,676	1,676	2,302
Consumer	-	-	-	-	-
Total impaired loans	$17,436	$2,546	$29,368	$46,804	$49,679

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2013
Residential mortgage	$16,910	$2,749	$18,154	$35,064	$39,149
Construction, acquisition and development	-	-	2,808	2,808	3,453
Land	363	67	900	1,263	1,380
Lines of credit	-	-	304	304	395
Commercial real estate	2,092	241	2,580	4,672	4,685
Commercial non-real estate	-	-	-	-	-
Home equity	491	246	1,286	1,777	2,239
Consumer	-	-	-	-	-
Total impaired loans	$19,856	$3,303	$26,032	$45,888	$51,301

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize average impaired loans for the three month periods ended March 31, 2014 and 2013 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three months ended March 31, 2014
Residential mortgage	$15,076	$167	$18,702	$225	$33,778	$392
Construction, acquisition and development	-	-	2,735	19	2,735	19
Land	362	3	1,187	14	1,549	17
Lines of credit	-	-	1,937	20	1,937	20
Commercial real estate	2,083	29	4,157	68	6,240	97
Commercial non-real estate	-	-	530	7	530	7
Home equity	-	-	1,732	15	1,732	15
Consumer	-	-	-	-	-	-
Total impaired loans	17,521	$199	$30,980	$368	$48,501	$567

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Three months ended March 31, 2013
Residential mortgage	$26,669	$255	$14,336	$121	$41,005	$376
Construction, acquisition and development	7,876	44	3,984	39	11,860	83
Land	3,884	35	6,230	27	10,114	62
Lines of credit	149	2	1,822	1	1,971	3
Commercial real estate	6,414	69	7,822	65	14,236	134
Commercial non-real estate	-	-	-	-	-	-
Home equity	1,086	1	473	5	1,559	6
Consumer	-	-	20	-	20	-
Total impaired loans	$46,078	$406	$34,687	$258	$80,765	$664

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Bancorp recognized $567,000 and $664,000 of interest income on impaired loans using a cash-basis method of accounting for the three months ended March 31, 2014 and 2013, respectively. Bancorp did not record any interest income attributable to the change in present value attributable to the passage of time.  Bancorp evaluates its impaired loans and assesses them based on either discounted cash flows or if it deems its loans to be collateral based, assesses impairment based on the net value of the underlying collateral.

Included in the above impaired loans amount at March 31, 2014 was $34,237,000 of loans that are not in non-accrual status.  In addition, there was a total of $33,780,000 of residential real estate loans included in impaired loans at March 31, 2014, of which $28,176,000 were to consumers and $5,604,000 to builders. The collateral supporting impaired collateral dependent loans is individually reviewed by management to determine its estimated fair market value, less estimated disposal cost and a charge off is taken, if necessary, for the difference between the carrying amount of any loan and the estimated fair value of the collateral less estimated disposal cost.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2014 and December 31, 2013.  Included in the Pass column were $36,775,000 and $34,069,000 in unfunded commitments at March 31, 2014 and December 31, 2013, respectively (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total

March 31, 2014
Residential mortgage	$248,242	$1,124	$16,339	$-	$265,705
Construction, acquisition and development	73,853	-	3,799	-	77,652
Land	34,961	-	625	-	35,586
Lines of credit	16,471	-	2,819	-	19,290
Commercial real estate	195,013	2,698	14,607	-	212,318
Commercial non-real estate	12,337	518	7	-	12,862
Home equity	28,011	-	1,705	-	29,716
Consumer	176	-	879	-	1,055
Total loans	$609,064	$4,340	$40,780	$-	$654,184

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2013
Residential mortgage	$240,325	$3,454	$15,140	$-	$258,919
Construction, acquisition and development	72,104	250	3,185	-	75,539
Land	33,804	480	145	-	34,429
Lines of credit	19,152	568	1,878	-	21,598
Commercial real estate	205,063	6,775	8,322	-	220,160
Commercial non-real estate	8,583	-	-	-	8,583
Home equity	28,447	115	1,777	-	30,339
Consumer	299	-	886	-	1,185
Total loans	$607,777	$11,642	$31,333	$-	$650,752

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  Included in the Current column were $36,775,000 and $34,069,000 in unfunded commitments at March 31, 2014 and December 31, 2013, respectively. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual
March 31, 2014
Residential mortgage	$3,429	$815	$5,562	$9,806	$255,899	$265,705	$6,225
Construction, acquisition and development	-	-	780	780	76,872	77,652	780
Land	-	-	182	182	35,404	35,586	182
Lines of credit	216	-	238	454	18,836	19,290	454
Commercial real estate	-	26	1,144	1,170	211,148	212,318	1,144
Commercial non-real estate	2,294	-	-	2,294	10,568	12,862	2,294
Home equity	830	71	587	1,488	28,228	29,716	1,488
Consumer	-	-	-	-	1,055	1,055	-
Total loans	$6,769	$912	$8,493	$16,174	$638,010	$654,184	$12,567

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual
December 31, 2013
Residential mortgage	$3,644	$4,471	$5,506	$13,621	$245,298	$258,919	$6,802
Construction, acquisition and development	-	-	814	814	74,725	75,539	814
Land	29	-	183	212	34,217	34,429	183
Lines of credit	419	-	66	485	21,113	21,598	304
Commercial real estate	724	28	851	1,603	218,557	220,160	1,155
Commercial non-real estate	1	-	-	1	8,582	8,583	-
Home equity	1,199	138	607	1,944	28,395	30,339	1,777
Consumer	1	-		1	1,184	1,185	-
Total loans	$6,017	$4,637	$8,027	$18,681	$632,071	$650,752	$11,035

Bancorp does not have any greater than 90 days and still accruing loans as of the periods ended March 31, 2014 and December 31, 2013.

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

Bancorp has not purchased, sold or reclassified any loans to held for sale during the periods discussed.  Only loans originated specifically for sale are recorded as held for sale at the period ended March 31, 2014 and December 31, 2013.

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

In the first quarter of 2014 there were no TDR’s that subsequently defaulted during the 12 month period ended March 31, 2014 compared to the first quarter of 2013 were there were 4 residential loans that subsequently defaulted during the12 month period ended March 31, 2013.

The pre-modification balance of the 4 defaulted loans on March 31, 2013 was $1,757,000 and the post-modification balance for the same loans was $1,050,000.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following table presents newly restructured loans that occurred during the three months ended March 31, 2014 (dollars in thousands):

Three months ended March 31, 2014
	Rate Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts
Pre-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$598	2	$598	2
Construction, acquisition and
development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	351	1	351	1
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	-	-	$949	3	$949	3

Post-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$446	2	$446	2
Construction, acquisition and
development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	345	1	345	1
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	-	-	$791	3	$791	3

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following table presents restructured loans that occurred during the three months ended March 31, 2013 (dollars in thousands):

Three months ended March 31, 2013
	Rate Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts
Pre-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$3,115	5	$3,115	5
Construction, acquisition and development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	-	-	$3,115	5	$3,115	5

Post-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$2,401	5	$2,401	5
Construction, acquisition and development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	-	-	$2,401	5	$2,401	5

In addition, the TDR is evaluated for impairment.  A determination is made as to whether an impaired TDR is cash flow or collateral dependent.  If the TDR is cash flow dependent, an allowance for loan losses specific reserve is calculated based on the difference in net present value of future cash flows between the original and modified loan terms.  If the TDR is collateral dependent, the collateral securing the TDR, which is always real estate, is evaluated for impairment based on either an appraisal or broker price opinion.  If a TDR’s collateral valuation is less than its current loan balance, the TDR is written down for accounting purposes by the amount of the difference between the current loan balance and the collateral value.  If the borrower performs under the terms of the modification, generally six consecutive months, and the ultimate collectability of all amounts contractually due under the modified terms is not in doubt, the loan is returned to accrual status.  There are no loans that have been modified due to the financial difficulties of the borrower that are not considered a TDR.  There were no TDR defaults during the quarters ended March 31, 2014 and 2013.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Interest on TDRs was accounted for under the following methods as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	Number of Contracts	Accrual Status	Number of Contracts	Non- Accrual Status	Total Number of Contracts	Total Modifications
March 31, 2014
Residential mortgage	67	$27,622	5	$881	72	$28,503
Construction, acquisition and development	2	1,626	1	670	3	2,296
Land	5	941	1	6	6	947
Lines of credit	-	-	-	-	-	-
Commercial real estate	5	3,832	2	461	7	4,293
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	79	$34,021	9	$2,018	88	$36,039
December 31, 2013
Residential mortgage	66	$28,966	5	$856	71	$29,822
Construction, acquisition and development	3	1,994	1	705	4	2,699
Land	5	1,080	2	6	7	1,086
Lines of credit	-	-	-	-	-	-
Commercial real estate	5	3,199	1	112	6	3,311
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	79	$35,239	9	$1,679	88	$36,918

Unless otherwise noted, the Bank requires collateral or other security to support financial instruments with off-balance-sheet credit risk (dollars in thousands).

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	March 31, 2014	December 31, 2013
Standby letters of credit	$13,979	$14,719
Home equity lines of credit	12,168	12,345
Unadvanced construction commitments	36,598	34,023
Mortgage loan commitments	5,265	4,193
Lines of credit	24,887	30,965
Loans sold with limited repurchase provisions	19,216	28,134

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2014 and December 31, 2013 for guarantees under standby letters of credit issued is not material.

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

Mortgage loan commitments not reflected in the accompanying statements of financial condition at March 31, 2014 included $5,165,000 at a fixed range of 3.250% to 4.75% and $100,000 at floating rates and at December 31, 2013 included $4,193,000 at a fixed interest rate range of 3.625% to 5.250% and none at floating interest rates.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. The loans sold under these agreements for the three month period ended March 31, 2014 and year ended December 31, 2013 were $18,193,000 and $116,788,000, respectively. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within the terms specified by the agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.

No amount was recognized in the consolidated statement of financial condition at March 31, 2014 and December 31, 2013 as a liability for credit loss related to these loans.

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

The following information should not be interpreted as an estimate of the fair value of Bancorp since a fair value calculation is only provided for a limited portion of Bancorp’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Bancorp’s financial instruments at March 31, 2014 and December 31, 2013.

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

Impaired loans are those for which Bancorp has measured impairment based on the present value of expected future cash flows or on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $17,436,000 and $19,856,000 at March 31, 2014 and December 31, 2013, respectively, less their valuation allowances of $2,546,000 and $3,303,000 at March 31, 2014 and December 31, 2013, respectively.

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

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring and recurring basis by level within the fair value hierarchy as of March, 31, 2014 and December 31, 2013:

		March 31, 2014 Fair Value Measurement Using:
	March 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$14,890	$-	$-	$14,890
Foreclosed real estate	4,846	-	-	4,846
Total nonrecurring fair value measurements	$19,736	$-	$-	$19,736

Recurring fair value measurements
Mortgage servicing rights	$724			$724

		December 31, 2013 Fair Value Measurement Using:
	December 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$16,553	$-	$-	$16,553
Foreclosed real estate	8,972	-	-	8,972
Total nonrecurring fair value measurements	$25,525	$-	$-	$25,525
Recurring fair value measurements
Mortgage servicing rights	$723			$723

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments - Continued

There were no liabilities that were required to be re-measured on a nonrecurring basis at March 31, 2014 or December 31, 2013.

The following table presents additional quantitative information about assets measured at fair value on a recurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2014
Mortgage servicing rights	$724	Market approach	Weighted average prepayment speed	8.10%

December 31, 2013
Mortgage servicing rights	$723	Market approach	Weighted average prepayment speed	8.30%

All appraisals are reviewed by the credit department; however, no modifications or adjustments are made to the appraisals received.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2014
Impaired loans	$13,888	PV of future cash flows (1)	Discount rate	-6.00%
	$1,002	Appraisal of collateral (2)	Liquidation expenses (3)	-6.00%

Foreclosed real estate	$4,846	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-6.00% to -21.01% (-15.18%)

December 31, 2013
Impaired loans	$15,942	PV of future cash flows (1)	Discount rate	-6.00%
	$611	Appraisal of collateral (2)	Liquidation expenses (3)	-6.00%

Foreclosed real estate	$8,972	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-6.00% to -44.08% (-12.69%)

(1)	Cash flow which generally include various level 3 inputs which are not identifiable.
(2)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments – Continued

The estimated fair values of Bancorp's financial instruments as of March 31, 2014 and December 31, 2013 were as follows:

			Fair Value Measurement at
			March 31, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets	(dollars in thousands)
Cash and cash equivalents	$93,920	$93,920	$93,920	$-	$-
Investment securities (HTM)	43,535	44,145	-	44,145	-
Loans held for sale	6,156	6,156	-	6,156	-
Loans receivable, net	603,761	643,948	-	-	643,948
FHLB stock	5,891	5,891	-	5,891	-
Accrued interest receivable	2,353	2,353	-	2,353	-
Mortgage servicing rights	724	724	-	-	724

Financial Liabilities
Deposits	$562,964	$564,608	-	564,608	-
FHLB advances	115,000	107,354	-	107,354	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	1,498	1,498	-	1,498	-

Off Balance Sheet Commitments	$-	$-	$-	$-	$-

			Fair Value Measurement At December 31, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets	(dollars in thousands)
Cash and cash equivalents	$98,376	$98,376	$98,376	$-	$-
Investment securities (HTM)	44,661	45,213	-	45,213	-
Loans held for sale	3,726	3,726	-	3,726	-
Loans receivable, net	602,813	631,032	-	-	631,032
FHLB stock	6,190	6,190	-	6,190	-
Accrued interest receivable	2,353	2,353	-	2,353	-
Mortgage servicing rights	723	723	-	-	723

Financial Liabilities
Deposits	$571,249	$573,371	-	573,371	-
FHLB advances	115,000	106,876	-	106,876	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	1,375	1,375	-	1,375	-

Off Balance Sheet Commitments	$-	$-	$-	$-	$-

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

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at March 31, 2014 and December 31, 2013.

Accrued interest receivable and payable:
The carrying amounts of accrued interest receivable and accrued interest payable approximates their fair values.

Mortgage servicing rights:
The fair value of mortgage servicing rights is determined using a valuation model administered by a third party that calculates the present value of estimated future net servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service (including delinquency and foreclosure costs), escrow account earnings, contractual servicing fee income and other ancillary income such as late fees.  Management reviews all significant assumptions on a monthly basis.  Mortgage loan prepayment speed, a key assumption in the model, is the annual rate at which borrowers are forecasted to repay their mortgage loan principal.  The discount rate used to determine the present value of estimated future net servicing income, another key assumption in the model, is an estimate of the required rate of return investors in the market would require for an asset with similar risk.  Both assumptions can, and generally will, change as market conditions and interest rates change.

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

Forward Looking Statements

In addition to the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements contained herein include, but are not limited to, those with respect to the Bank’s strategy; management’s determination of the amount of the loan loss allowance; the effect of changes in interest rates;  changes in deposit insurance premiums; ability to meet obligations; and legal proceedings.  The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  Bancorp’s operations and actual results could differ significantly from those discussed in the forward-looking statements.  Some of the factors that could cause or contribute to such differences include, but are not limited to: changes in general economic conditions and political conditions and by governmental monetary and fiscal policies; changes in the economic conditions of the geographic areas in which Bancorp conducts business; changes in interest rates; a downturn in the real estate markets in which Bancorp conducts business; the high degree of risk exhibited by Bancorp’s loan portfolio; environmental liabilities with respect to properties Bancorp has title; changes in federal and state regulation; the effects of the supervisory agreements entered into by each of Bancorp and the Bank; Bancorp’s ability to estimate loan losses; competition; breaches in security or interruptions in Bancorp’s information systems; Bancorp’s ability to timely develop and implement technology; Bancorp’s ability to retain its management team; perception of Bancorp in the market place; Bancorp’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; and terrorist attacks and threat of actual war; and other factors detailed from time to time in Bancorp’s filings with the Securities and Exchange Commission (the “SEC”), including “Item 1A. Risk Factors” contained in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Critical Accounting Policies

Bancorp’s significant accounting policies are set forth in Note 1 of the audited consolidated financial statements as of December 31, 2013 which were included in Bancorp’s Annual Report on Form 10-K.  Of these significant accounting policies, Bancorp considers its policies regarding the allowance for loan losses and the fair value of foreclosed real estate to be its most critical, because they require management’s most subjective and complex judgments.  In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and the fair value of foreclosed real estate and therefore on the provision for loan losses and the provision for losses on foreclosed real estate and, ultimately, on results of operations.  Bancorp has developed policies and procedures for assessing the adequacy of the allowance for loan losses and the fair value of foreclosed real estate, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio and estimated value of foreclosed real estate.  Bancorp’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

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

Bancorp had net income of $867,000 for the three months ended March 31, 2014, compared to $621,000 for the three months ended March 31, 2013, primarily due to decreases in each of the provision for loan losses, non-interest expenses and income tax provision during the first quarter of 2014.  Bancorp continues to experience challenges as a result of the sluggish economic recovery, including strong competition among financial institutions for loans and deposits.  The interest rate spread between Bancorp’s cost of funds and what it earns on loans has declined from 2013 levels.

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

Results of Operations

Net income increased by $246,000 to net income of $867,000 for the first quarter of 2014, compared to net income of $621,000 for the first quarter of 2013.  Basic and diluted income per share stayed the same at $0.03 for the first quarter of 2014 compared to $0.03 for the first quarter of 2013.

Net interest income, which is interest earned net of interest expense, decreased by $791,000, or 12.0%, to $5,807,000 for the first quarter of 2014, compared to $6,598,000 for the first quarter of 2013. The primary reason for the decrease in net interest income was a decrease in Bancorp’s loan portfolio and a decrease in yield on the loan portfolio, partially offset by a lower cost of funds.

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

The provision for loan losses decreased by $120,000, or 37.5%, to $200,000 for the first quarter of 2014, compared to $320,000 for the first quarter of 2013.  This decrease was a result of management’s decision to lower the provision for loan losses during the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013.  This was primarily due to a reduction in criticized loans after the December 2013 loan sale and a reduction in the overall reserve factor calculated in the allowance for loan losses summary portfolio which fell from 1.41% in the first quarter 2013 to 1.29% in the first quarter 2014.

Total non-interest income decreased by $560,000, or 36.5%, to $976,000 for the first quarter of 2014, compared to $1,536,000 for the first quarter of 2013. The primary reason for the decrease in non-interest income was a decrease in mortgage banking activities. Mortgage banking activities decreased $836,000, or 80.6%, to $201,000 for the first quarter of 2014, compared to $1,037,000 for the first quarter of 2013.  This decrease in activity was the result of a slowdown in the sale of loans.  Real estate commissions by Hyatt Commercial increased by $148,000, or 132.1%, to $260,000 for the first quarter of 2014, compared to $112,000 for the first quarter of 2013.  Real estate management fees increased by $79,000, or 45.1%, to $254,000 for the first quarter of 2014, compared to $175,000 for the first quarter of 2013.  These increases were primarily due to the two new dental practice tenants in the Westgate Circle office building.   Other non-interest income increased $49,000, or 23.1%, to $261,000 for the first quarter of 2014, compared to $212,000 for the first quarter 2013.  The primary reason for the increase was due to an increase in credit report and appraisal fees collected.

Total non-interest expenses decreased $1,043,000, or 15.5%, to $5,706,000 for the first quarter of 2014, compared to $6,749,000 for the first quarter of 2013.  Compensation and related expenses increased by $112,000, or 3.2%, to $3,637,000 for the first quarter of 2014, compared to $3,525,000 for the first quarter of 2013. This increase was primarily because of vacated positions being filled during the first quarter of 2014 increasing salaries and health care.  Net occupancy costs decreased by $8,000, or 1.8%, to $433,000 for the first quarter of 2014, compared to $441,000 for the first quarter of 2013. The primary reason for the decrease was additional rents collected on the two new tenants that were netted against rental expense.  Foreclosed real estate expense decreased by $955,000, or 105.9%, to ($53,000) for the first quarter of 2014 compared to $902,000 for the first quarter of 2013.  This decrease was primarily due to net gains on REO property sold in 2014 and 2013 included $574,000 in property write downs.  There was also a reduction of 25 properties at March 31, 2014 compared to March 31, 2013.  Legal fees decreased by $86,000, or 45.3%, to $104,000 for the first quarter of 2014, compared to $190,000 for the first quarter of 2013. This decrease was primarily due to a lack in the need for services from outside legal firms compared to Bancorp’s need during 2013 to utilize certain services provided by outside legal firms.  FDIC assessments and regulatory expense increased by $10,000, or 2.9% to $352,000 for the first quarter of 2014, compared to $342,000 for the first quarter of 2013. This increase was primarily due to an increase in the risk-based assessment charged by the FDIC.  Professional fees decreased by $18,000, or 8.6%, to $191,000 for the first quarter of 2014, compared to $209,000 for the first quarter of 2013.  This decrease was primarily due to a decrease in accounting related fees.  Office supplies increased $1,000, or 1.1%, to $93,000 for the first quarter of 2014, compared to $92,000 for the first quarter of 2013.  Online charges decreased $14,000, or 5.9%, to $223,000 for the first quarter of 2014, compared to $237,000 for the first quarter of 2013.  This decrease was primarily due to a general decrease in processing charges.  Credit report and appraisal fees increased $4,000, or 2.4%, to $173,000 for the first quarter of 2014, compared to $169,000 for the first quarter of 2013.  This increase was primarily due to higher fees for credit reports and appraisals.  Other non-interest expenses decreased by $89,000, or 13.9%, to $553,000 for the first quarter of 2014 compared to $642,000 for the first quarter of 2013. This decrease was primarily due to a decrease in advertising, dues and subscriptions, online charges and office expense.

Income Taxes

Income tax expense decreased by $434,000 to $10,000 for the first quarter of 2014 compared to $444,000 for the first quarter of 2013.  The effective tax rate for the first quarter of 2014 was 1.1% compared to 41.7% for the first quarter of 2013.  The decrease in the effective tax rates for 2014 was primarily due to the utilization of Bancorp’s Federal and State net operating loss carryforwards during the quarter ended March 31, 2014.

Analysis of Financial Condition

Total assets decreased $6,170,000 to $793,433,000 at March 31, 2014, compared to $799,603,000 at December 31, 2013.  Cash and cash equivalents decreased by $4,456,000, or 4.5%, to $93,920,000 at March 31, 2014, compared to $98,376,000 at December 31, 2013.  This decrease was primarily in federal funds sold balances. The loan portfolio increased, as net loans receivable increased $948,000, or 0.2%, to $603,761,000 at March 31, 2014, compared to $602,813,000 at December 31, 2013.  Loans held for sale increased $2,430,000, or 65.2%, to $6,156,000 at March 31, 2014, compared to $3,726,000 at December 31, 2013.  This increase was primarily due to the timing of loans pending sale as of March 31, 2014.  Foreclosed real estate decreased $3,411,000, or 38.0%, to $5,561,000 at March 31, 2014 compared to $8,972,000 at December 31, 2013. This decrease was the result of the timing of foreclosed property sales and new foreclosures.  Total deposits decreased $8,285,000, or 1.5%, to $562,964,000 at March 31, 2014 compared to $571,249,000 at December 31, 2013.  These changes were primarily the result of Bancorp’s continued monitoring of the deposit portfolio and allowing higher rate deposits to run-off.  Long-term borrowings remained at $115,000,000 at March 31, 2014 and December 31, 2013.  These borrowings do not mature until 2016 or later and would incur prepayment penalties if paid earlier.

Stockholders’ Equity

Total stockholders’ equity increased $433,000 to $83,202,000 at March 31, 2014 compared to $82,769,000 as of December 31, 2013.  This increase was primarily a result of net income for the first three months of 2014 partially offset by the dividends declared to Bancorp’s preferred stockholders.

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

Management believes Bancorp has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $104,677,000 at March 31, 2014.  Based on past experience, management believes that a significant portion of such deposits will remain with Bancorp. At March 31, 2014, Bancorp had commitments to originate mortgage loans of $5,265,000, unadvanced home equity lines of credit of $12,168,000, unadvanced construction commitments of $36,598,000, unused lines of credit of $24,887,000 and commitments under standby letters of credit of $13,979,000.  Bancorp has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise.  As of March 31, 2014, outstanding FHLB Atlanta borrowings totaled $115,000,000, and Bancorp had available to it an additional $44,060,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities decreased $3,505,000 to $118,000 for the three months ended March 31, 2014, compared to $3,623,000 for the same period in 2013. This decrease was primarily the result of a decrease in gain on sale of loans in 2014 offset in part by an increase in accrued interest payable and other liabilities.  Net cash provided by investing activities decreased $7,822,000 to $3,711,000 for the three months ended March 31, 2014, compared to $11,533,000 provided by investing activities for the same period in 2013.  This decrease was primarily due to loans increasing in the first quarter of 2014 compared to decreasing in the first quarter of 2013.  Net cash used in financing activities increased $2,791,000 to $8,285,000 for the three months ended March 31, 2014, compared to $5,494,000 used in financing activities for the same period in 2013.  This increase was primarily due to a larger decrease in deposits in 2014 compared to the decrease in deposits during the same period in 2013.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of twenty percent of its total assets, with the FHLB Atlanta.  As of March 31, 2014, the total available line of credit with the FHLB Atlanta was approximately $159,060,000, of which $115,000,000 was outstanding in the form of long-term borrowings.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of March 31, 2014 (dollars in thousands):

Principal Amount	Rate	Maturity
$15,000	1.81% to 1.83%	2016
70,000	2.43% to 4.05%	2017
15,000	2.58% to 3.43%	2018
15,000	4.00%	2019
$115,000

Subordinated Debentures

As of March 31, 2014, Bancorp had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association, as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (0.28% as of March 31, 2014) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

The 2035 Debentures were issued and sold to Severn Capital Trust I (the “Trust”), of which 100% of the common equity is owned by Bancorp.  The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures.  The 2035 Debentures held by the Trust are the sole assets of the Trust.  Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures.  Bancorp has entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee.  Under the terms of the 2035 Indenture, Bancorp is permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods provided that no event of default has occurred and is continuing.  As of March 31, 2014, Bancorp has deferred the payment of eight quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $980,000.

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

The aggregate principal amount of Subordinated Notes outstanding at March 31, 2014 was $3,500,000.  The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Debt issuance costs totaled $245,000 and are being amortized over 10 years.  Interest payments on the Subordinated Notes are current as of March 31, 2014.

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

If declared by Bancorp's board of directors, cash dividends at an annual rate of 8.0% will be paid quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008. Dividends will not be paid on Bancorp’s common stock in any quarter until the dividend on the Series A Preferred Stock has been paid for such quarter; however, there is no requirement that Bancorp's board of directors declare any dividends on the Series A Preferred Stock and any unpaid dividends shall not be cumulative.  Dividends on the Series A Preferred Stock have not been declared since the first quarter of 2012.

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

The Series B Preferred Stock qualifies as Tier 1 capital and pays cumulative compounding dividends at a rate of 5% per annum for the first five years, and 9% per annum effective November 21, 2013. The Series B Preferred Stock may be redeemed by Bancorp.

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

Bancorp’s ability to declare dividends on its common stock are limited by the terms of Bancorp’s Series A preferred stock and Series B preferred stock.  Bancorp may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to its common stock in any quarter until the dividend on the Series A Preferred Stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally Bancorp may not declare or pay any dividend or distribution on its common stock, and Bancorp may not purchase, redeem or otherwise acquire for consideration any of its common stock, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Series B Preferred Stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside), subject to certain minor exceptions.  Dividends on the Series A Preferred Stock and Series B Preferred Stock have not been paid since the first quarter of 2012 because Bancorp did not receive approval from the Federal Reserve Bank of Richmond to pay such dividends.  As of March 31, 2014, Bancorp has unpaid cumulative dividends and interest in arrears on the Series B Preferred Stock of $2,644,000.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the dividend in arrearage on its Series B Preferred Stock has been paid in full.

On November 23, 2009, Bancorp and the Bank entered into supervisory agreements with their respective regulators.  Bancorp is currently under its original agreement which is now enforced by the Federal Reserve Bank of Richmond.  On April 23, 2013, the Bank entered into a new agreement with the OCC, which superseded and terminated the supervisory agreement entered into on November 23, 2009.  The agreements require, among other things, that Bancorp and the Bank must obtain prior regulatory approval before any dividends or capital distributions can be made.

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

Average Balance Sheet

The following table presents Bancorp’s distribution of the average consolidated balance sheets and net interest analysis for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$614,203	$7,642	4.98%	$672,255	$8,694	5.17%
Held to maturity securities (2)	44,578	194	1.74%	33,540	151	1.80%
Other interest-earning assets (3)	60,364	86	0.57%	54,491	68	0.50%

Total interest-earning assets	719,145	7,922	4.41%	760,286	8,913	4.69%

Non-interest earning assets	79,522			85,033

Total assets	$798,667			$845,319

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$270,370	99	0.15%	$276,316	210	0.30%
Certificates of deposit	299,601	887	1.18%	315,576	1,045	1.32%
Borrowings	139,119	1,129	3.25%	139,119	1,060	3.05%

Total interest-bearing liabilities	709,090	2,115	1.19%	731,011	2,315	1.27%

Non-interest bearing liabilities	8,024			5,558

Stockholders' equity	81,553			108,750

Total liabilities and stockholders’ equity	$798,667			$845,319

Net interest income and interest rate spread		$5,807	3.22%		$6,598	3.42%

Net interest margin			3.23%			3.47%

Average interest-earning assets to average interest-bearing liabilities			101.42%			104.00%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	Bancorp does not have any tax-exempt securities.
(3)	Other interest-earning assets include interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 12 to the unaudited Consolidated Financial Statements.

Item3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2013, as reported in Bancorp’s Form 10-K filed with the SEC on March 18, 2014.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of Bancorp's management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2014.  Disclosure controls and procedures are defined in Rule 13a-15(e) under the Securities Exchange Act as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the period covered by this report, Bancorp’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Bancorp’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.  Based on that evaluation, there were no such changes during the quarter ended March 31, 2014.

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

The risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 should be carefully considered by you. If any of the risks actually occur, Bancorp’s business, financial condition or results of operations could be materially and adversely affected.  The risks described in our Annual Report on Form 10-K are not the only risks facing Bancorp.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Bancorp’s actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by Bancorp described in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

As noted above, Bancorp and the Bank entered into formal agreements with the regulators that require, among other things, that Bancorp and Bank obtain prior regulatory approval before paying any dividends or distributions.  During the first quarter of 2014, Bancorp did not receive approval from the Federal Reserve Bank of Richmond to pay dividends on the Series B Preferred Stock in the amount of $493,000 due on February 15, 2014 and Series A Preferred Stock in the amount of $70,000 due on March 31, 2014.  As of March 31, 2014, Bancorp has unpaid cumulative dividends and interest in arrears on the Series B Preferred Stock of $2,644,000 and $0 on the Series A Preferred Stock.

Also as noted above, as permitted under the terms of the 2035 Indenture, as of March 31, 2014, Bancorp has deferred the payment of eight quarters of interest on its 2035 Debentures and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $980,000.

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

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of March 31, 2014 and for the three months ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

May 14, 2014	Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2014	Thomas G. Bevivino
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

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of March 31, 2014 and for the three months ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.