Form 10-Q
period 2014-06-30
SEVERN BANCORP INC
filed 2014-08-13
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non- accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No ☒

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on August 13, 2014: 10,067,379 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

PART I– FINANCIAL INFORMATION

Item 1. Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$42,508	$44,934
Interest-bearing deposits in other banks	29,480	41,269
Federal funds sold	-	12,173
Cash and cash equivalents	71,988	98,376
Investment securities held to maturity (fair value: $63,580 at June 30, 2014; $45,213 at December 31, 2013)	62,959	44,661
Loans held for sale	1,684	3,726
Loans receivable, net of allowance for loan losses of $10,828 and $11,739, respectively	606,128	602,813
Premises and equipment, net	25,586	25,838
Foreclosed real estate	5,689	8,972
Federal Home Loan Bank stock, at cost	5,936	6,190
Accrued interest receivable and other assets	8,683	9,027

Total assets	$788,653	$799,603

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$555,780	$571,249
Long-term borrowings	115,000	115,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	11,604	6,466

Total liabilities	706,503	716,834

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
Preferred stock series “A”, 437,500 shares issued and outstanding; $3,500 liquidation preference at June 30, 2014 and December 31, 2013	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding; $23,393 liquidation preference at June 30, 2014 and December 31, 2013	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized; 10,067,379 and 10,066,679 shares issued and outstanding, respectively	101	101
Additional paid-in capital	75,618	75,374
Retained earnings	6,427	7,290

Total stockholders' equity	82,150	82,769

Total liabilities and stockholders' equity	$788,653	$799,603

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest Income
Loans, including fees	$7,515	$8,347	$15,157	$17,041
Securities, taxable	211	149	405	300
Other	82	79	168	147
Total interest income	7,808	8,575	15,730	17,488

Interest Expense
Deposits	970	1,209	1,956	2,464
Long-term/short-term borrowings and subordinated debentures	1,160	1,155	2,289	2,215
Total interest expense	2,130	2,364	4,245	4,679

Net interest income	5,678	6,211	11,485	12,809
Provision for loan losses	(19)	300	181	620
Net interest income after provision for loan losses	5,697	5,911	11,304	12,189

Non-interest Income
Mortgage banking activities	438	1,209	639	2,246
Real estate commissions	189	96	449	208
Real estate management fees	158	181	412	356
Other	177	268	438	480
Total non-interest income	962	1,754	1,938	3,290

Non-Interest Expenses
Compensation and related expenses	3,605	3,603	7,242	7,128
Occupancy	418	471	851	912
Legal	68	232	172	422
Foreclosed real estate, net	(24)	1,287	(77)	2,189
FDIC assessments and regulatory expense	331	343	683	685
Professional fees	264	295	455	504
Office supplies	59	136	152	228
Online charges	294	183	517	420
Credit report and appraisal fees	268	211	441	380
Other	1,952	582	2,505	1,224
Total non-interest expenses	7,235	7,343	12,941	14,092
Income (loss) before income tax provision	(576)	322	301	1,387
Income tax provision	-	90	10	534
Net income (loss)	(576)	232	291	853
Amortization of discount on preferred stock	(67)	(67)	(135)	(135)
Dividends on preferred stock	(526)	(293)	(1,019)	(585)
Net income available (loss attributable) to common stockholders	$(1,169)	$(128)	$(863)	$133
Basic income (loss) per share	$(0.12)	$(0.01)	$(0.09)	$0.01
Diluted income (loss) per share	$(0.12)	$(0.01)	$(0.09)	$0.01

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(dollars in thousands)

Six Months Ended June 30, 2014

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance - December 31, 2013	$4	$101	$75,374	$7,290	$82,769

Net Income	-	-	-	291	291
Stock-based compensation	-	-	106	-	106
Dividend declared on Series B preferred stock	-	-	-	(1,019)	(1,019)
Amortization of discount on
Series B preferred stock			135	(135)	-
Exercised Options (700 shares)	-	-	3		3

Balance – June 30, 2014	$4	$101	$75,618	$6,427	$82,150

Six Months Ended June 30, 2013

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2012	$4	$101	$74,996	$33,895	$108,996

Net Income	-	-	-	853	853
Stock-based compensation	-	-	48	-	48
Dividend declared on Series B preferred stock	-	-	-	(585)	(585)
Amortization of discount on
Series B preferred stock	-	-	135	(135)	-

Balance – June 30, 2013	$4	$101	$75,179	$34,028	$109,312

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,
	2014	2013

Cash Flows from Operating Activities

Net income	$291	$853
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(463)	(441)
Net amortization of premiums and discounts	97	97
Provision for loan losses	181	620
Provision for depreciation	559	533
Provision for foreclosed real estate losses	-	1,530
Gain on sale of loans	(917)	(2,428)
(Gain) loss on sale of foreclosed real estate	(262)	50
Proceeds from loans sold to others	38,289	76,315
Loans originated for sale	(35,330)	(74,571)
Stock-based compensation expense	106	48
Deferred income tax expense	-	513
Decrease in accrued interest receivable and other assets	344	1,146
Increase in accrued interest payable and other liabilities	4,119	2,157

Net cash provided by operating activities	7,014	6,422

Cash Flows from Investing Activities

Purchase of investment securities	(20,554)	-
Proceeds from maturing investment securities held to maturity	2,000	3,000
Principal collected on mortgage-backed securities held to maturity	159	80
Net (increase) decrease in loans	(3,688)	16,494
Proceeds from sale of foreclosed real estate	4,200	2,256
Investment in foreclosed real estate	-	(692)
Investment in premises and equipment	(307)	(446)
Redemption of FHLB stock	254	330

Net cash (used in) provided by investing activities	(17,936)	21,022

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For the Six Months Ended June 30,
	2014	2013

Cash Flows from Financing Activities

Net decrease in deposits	(15,469)	(16,123)
Proceeds from exercise of options	3	-
Net cash used in financing activities	(15,466)	(16,123)

(Decrease) increase in cash and cash equivalents	(26,388)	11,321
Cash and cash equivalents at beginning of year	98,376	93,392

Cash and cash equivalents at end of period	$71,988	$104,713

Supplemental disclosure of cash flows information:

Cash paid during period for:

Interest	$3,932	$4,679

Income taxes	$7	$526

Transfer of loans to foreclosed real estate	$655	$5,000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014 or any other interim period. The unaudited consolidated financial statements for the six months ended June 30, 2014 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Not included in the diluted earnings per share calculation for the three month periods ended June 30, 2014 and June 30, 2013, because they were anti-dilutive, were 125,000 and 0 shares, respectively, of common stock issuable upon exercise of outstanding stock options, 559,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Common shares – weighted average (basic)	10,067,379	10,066,679	10,067,033	10,066,679
Common share equivalents – weighted average	-	41,791	36,932	37,192
Common shares – weighted average (diluted)	10,067,379	10,108,470	10,103,965	10,103,871

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

	Actual at June 30 2014	Actual at December 31, 2013	To Be Well Capitalized Under Prompt Corrective Provisions
Tangible (1)	13.2%	12.9%	N/	A
Tier 1 Capital (2)	18.9%	18.6%	6.0%
Core (1)	13.2%	12.9%	5.0%
Total Capital (2)	20.1%	19.8%	10.0%

(1) To adjusted total assets.
(2) To risk-weighted assets.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 7 - Regulatory Matters - Continued

On April 23, 2013, the Bank was notified by the Office of the Comptroller of the Currency (“OCC”) that the OCC established minimum capital ratios for the Bank requiring it to immediately maintain a Tier 1 Leverage Capital Ratio to Adjusted Total Assets of at least 10% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 15%. The Bank was in compliance with these requirements as of June 30, 2014.

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

The stock-based compensation expense amounts were derived using the Black-Scholes option-pricing model. The following weighted average assumptions were used to value options granted for the six months ended June 30, 2013:

Expected life of options	5.0 years
Risk-free interest rate	1.48%
Expected volatility	70.02%
Expected dividend yield	0.00%
Weighted average fair value of options granted	$2.12

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 8 - Stock-Based Compensation - Continued

There were no options granted during the six months ended June 30, 2014 and 125,000 options granted during the six months ended June 30, 2013.

Stock-based compensation expense for the three and six months ended June 30, 2014 totaled $47,000 and $106,000, respectively. Stock-based compensation expense for the three and six months ended June 30, 2013 totaled $24,000 and $48,000, respectively. There were 700 options exercised during the six months ended June 30, 2014 and no options exercised during the six months ended June 30, 2013.

Information regarding Bancorp’s stock-based compensation plan as of and for the six months ended June 30, 2014 is as follows:

	2014
		Weighted
		Average
	Shares	Price
Options outstanding, December 31, 2013	319,000	$4.23
Options granted	-	-
Options exercised	(700)	$3.37
Options forfeited	(25,400)	$3.88
Options outstanding, June 30, 2014	292,900	$4.26
Options exercisable, June 30, 2014	106,430	$4.12

The aggregate intrinsic value of the options outstanding as of June 30, 2014 and December 31, 2013 was $147,924 and $187,640, respectively. The aggregate intrinsic value of the options exercisable as of June 30, 2014 and December 31, 2013 was $60,102 and $58,153, respectively.

The following table summarizes the nonvested options in Bancorp’s stock option plan as of June 30, 2014.

		Weighted
		Average
		Grant Date
	Shares	Exercise Price
Nonvested options outstanding, December 31, 2013	236,383	$4.29
Nonvested options granted	-	-
Nonvested options vested	(24,513)	$4.38
Nonvested options forfeited	(25,400)	$3.88
Nonvested options outstanding, June 30, 2014	186,470	$4.34

As of June 30, 2014, there was $582,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over a period of fifty-four months.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 9 - Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014:

US Treasury securities	$29,185	$619	$21	$29,783
US Agency securities	17,083	108	44	17,147
US Government sponsored mortgage-backed securities	16,691	51	92	16,650
Total	$62,959	$778	$157	$63,580

December 31, 2013:

US Treasury securities	$31,235	$665	$69	$31,831
US Agency securities	11,123	44	101	11,066
US Government sponsored mortgage-backed securities	2,303	27	14	2,316
Total	$44,661	$736	$184	$45,213

As of June 30, 2014 and December 31, 2013, there were $5,252,000 and $3,263,000, respectively, of US Treasury securities or mortgage-backed securities pledged by Bancorp as collateral for borrowers’ letters of credit with Anne Arundel County.

The following table shows fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2014 and December 31, 2013. Included in the table are seven US Treasury securities, seven Agency securities and five Mortgage-backed securities in a gross unrealized loss position at June 30, 2014. Seven US Treasury securities, eight Agency securities and two Mortgage-backed securities were in a gross unrealized loss position at December 31, 2013. Management believes that the unrealized losses in 2014 and 2013 were the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds. The Bank does not consider any of these securities to be other than temporarily impaired at June 30, 2014 and December 31, 2013, because the unrealized losses were related primarily to changes in market interest rates and widening of sector spreads and were not necessarily related to the credit quality of the issuers of the securities.

In addition, the Bank does not intend to sell, nor does it believe it will be more likely than not that it will be required to sell, any impaired securities prior to a recovery of amortized cost.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 9 - Investment Securities – Continued

	Less than 12 months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2014:	(dollars in thousands)

US Treasury securities	$6,958	$21	$-	$-	$6,958	$21
US Agency securities	6,958	44	-	-	6,958	44
US Government sponsored mortgage-backed securities	14,463	92	-	-	14,463	92
Total	$28,379	$157	$-	$-	$28,379	$157

	Less than 12 months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2013:	(dollars in thousands)

US Treasury securities	$6,907	$69	$-	$-	$6,907	$69
US Agency securities	7,934	101	-	-	7,934	101
US Government sponsored mortgage-backed securities	1,931	14	-	-	1,931	14
Total	$16,772	$184	$-	$-	$16,772	$184

The amortized cost and estimated fair value of debt securities at June 30, 2014, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity
	(dollars in thousands)
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$5,015	$5,060
Due from one year to five years	35,351	35,759
Due from five years to ten years	5,902	6,111
US Government sponsored mortgage-backed securities	16,691	16,650
	$62,959	$63,580

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable

Loans receivable, included unfunded commitments consist of the following:

	June 30	December 31
	2014	2013
	(dollars in thousands)
Residential mortgage, total	$281,654	$258,919
Individually evaluated for impairment	29,859	35,064
Collectively evaluated for impairment	251,795	223,855

Construction, land acquisition and development, total	71,478	75,539
Individually evaluated for impairment	1,140	2,808
Collectively evaluated for impairment	70,338	72,731

Land, total	34,188	34,429
Individually evaluated for impairment	2,053	1,263
Collectively evaluated for impairment	32,135	33,166

Lines of credit, total	17,973	21,598
Individually evaluated for impairment	1,732	304
Collectively evaluated for impairment	16,241	21,294

Commercial real estate, total	205,638	220,160
Individually evaluated for impairment	6,687	4,672
Collectively evaluated for impairment	198,951	215,488

Commercial non-real estate, total	11,627	8,583
Individually evaluated for impairment	772	-
Collectively evaluated for impairment	10,855	8,583

Home equity, total	29,595	30,339
Individually evaluated for impairment	1,479	1,777
Collectively evaluated for impairment	28,116	28,562

Consumer, total	1,055	1,185
Individually evaluated for impairment	13	-
Collectively evaluated for impairment	1,042	1,185
Total Loans	653,208	650,752
Less
Unfunded commitments included above	(33,848)	(34,069)
	$619,360	$616,683
Individually evaluated for impairment	43,735	45,888
Collectively evaluated for impairment	575,625	570,795
	619,360	616,683
Allowance for loan losses	(10,828)	(11,739)
Deferred loan origination fees and costs, net	(2,404)	(2,131)
Net Loans	$606,128	$602,813

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

Allowance for Loan Losses - An allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under GAAP. Actual results could differ significantly from those estimates. Management believes the allowance for losses on loans is adequate. While management uses available information to estimate losses on loans, future additions to the allowances may be necessary based on changes in economic conditions, particularly in the state of Maryland. In addition, various regulatory agencies periodically review the Bank's allowance for losses on loans as an integral part of their examination process. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Bancorp recognized $9,000 and $7,000 of interest income from its loan portfolio from interest reserves during the six months ended June 30, 2014 and 2013, respectively. None of the loans where interest reserves were recorded as capitalized interest were non-performing.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following is a summary of the allowance for loan losses for the six and three month periods ended June 30, 2014 (dollars in thousands):

	Total	Residential Mortgage	Construction Acquisition Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Six months ended June 30, 2014

Beginning Balance	$11,739	$6,282	$411	$1,345	$35	$2,527	$135	$1,002	$2
Provision	181	(745)	131	(707)	586	(38)	1,025	(73)	2
Charge-offs	(1,822)	(593)	(62)	-	-	-	(969)	(198)	-
Recoveries	730	223	-	349	-	25	133	-	-
Ending Balance	$10,828	$5,167	$480	$987	$621	$2,514	$324	$731	$4

Ending balance related to:

Loans individually evaluated for impairment	$3,158	$2,244	$-	$60	$600	$233	$18	$-	$3
Loans collectively evaluated for impairment	$7,670	$2,923	$480	$927	$21	$2,281	$306	$731	$1

Three months ended June 30, 2014

Beginning Balance	$11,225	$5,545	$607	$1,169	$37	$2,901	$179	$785	$2
Provision	(19)	(585)	(65)	(531)	584	(387)	983	(20)	2
Charge-offs	(1,070)	(6)	(62)	-	-	-	(968)	(34)	-
Recoveries	692	213	-	349	-	-	130	-	-
Ending Balance	$10,828	$5,167	$480	$987	$621	$2,514	$324	$731	$4

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
Six months ended June 30, 2013

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

Three months ended June 30, 2013

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize impaired loans at June 30, 2014 and December 31, 2013 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
June 30, 2014
Residential mortgage	$14,396	$2,244	$15,463	$29,859	$30,876
Construction, acquisition and development	-	-	1,140	1,140	1,140
Land	359	60	1,694	2,053	2,171
Lines of credit	1,199	600	533	1,732	1,823
Commercial real estate	2,560	233	4,127	6,687	6,802
Commercial non-real estate	294	18	478	772	772
Home equity	-	-	1,479	1,479	2,105
Consumer	13	3	-	13	13
Total impaired loans	$18,821	$3,158	$24,914	$43,735	$45,702

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2013
Residential mortgage	$16,910	$2,749	$18,154	$35,064	$39,149
Construction, acquisition and development	-	-	2,808	2,808	3,453
Land	363	67	900	1,263	1,380
Lines of credit	-	-	304	304	395
Commercial real estate	2,092	241	2,580	4,672	4,685
Commercial non-real estate	-	-	-	-	-
Home equity	491	246	1,286	1,777	2,239
Consumer	-	-	-	-	-
Total impaired loans	$19,856	$3,303	$26,032	$45,888	$51,301

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize average impaired loans for the six month and three month periods ended June 30, 2014 and 2013 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Six months ended June 30, 2014
Residential mortgage	$14,448	$308	$15,588	$377	$30,036	$685
Construction, acquisition and development	-	-	1,811	35	1,811	35
Land	361	6	1,840	41	2,201	47
Lines of credit	1,199	15	722	28	1,921	43
Commercial real estate	2,571	58	4,104	127	6,675	185
Commercial non-real estate	277	3	456	13	733	16
Home equity	-	-	1,508	29	1,508	29
Consumer	14	-	-	-	14	-
Total impaired loans	$18,870	$390	$26,029	$650	$44,899	$1,040

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Three months ended June 30, 2014
Residential mortgage	$14,415	$141	$15,493	$152	$29,908	$293
Construction, acquisition and development	-	-	1,587	16	1,587	16
Land	360	3	1,816	27	2,176	30
Lines of credit	1,199	15	529	8	1,728	23
Commercial real estate	2,564	29	4,063	59	6,627	88
Commercial non-real estate	296	3	492	6	788	9
Home equity	-	-	1,480	14	1,480	14
Consumer	13	-	-	-	13	-
Total impaired loans	$18,847	$191	$25,460	$282	$44,307	$473

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize average impaired loans for the six and three month periods ended June 30, 2013 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Six months ended June 30, 2013
Residential mortgage	$20,802	$406	$24,411	$381	$45,213	$787
Construction, acquisition and development	7,103	77	4,792	79	11,895	156
Land	5,000	77	5,402	63	10,402	140
Lines of credit	169	3	1,920	5	2,089	8
Commercial real estate	5,750	125	8,309	149	14,059	274
Commercial non-real estate	-	-	33	-	33	-
Home equity	100	1	1,525	18	1,625	19
Consumer	-	-	-	-	-	-
Total impaired loans	$38,924	$689	$46,392	$695	$85,316	$1,384

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Three months ended June 30, 2013
Residential mortgage	$20,702	$206	$24,609	$209	$45,311	$415
Construction, acquisition and development	7,577	42	4,670	37	12,247	79
Land	4,724	47	5,399	26	10,123	73
Lines of credit	169	3	1,920	2	2,089	5
Commercial real estate	5,708	66	8,290	75	13,998	141
Commercial non-real estate	-	-	-	-	-	-
Home equity	100	-	1,519	12	1,619	12
Consumer	-	-	-	-	-	-
Total impaired loans	$38,980	$364	$46,407	$361	$85,387	$725

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Bancorp recognized $473,000 and $1,041,000 of interest income on impaired loans using a cash-basis method of accounting for the three months and six months ended June 30, 2014. Bancorp did not record any interest income attributable to the change in present value attributable to the passage of time. Bancorp evaluates its impaired loans and assesses them based on either discounted cash flows or if it deems its loans to be collateral based, assesses impairment based on the net value of the underlying collateral.

Included in the above impaired loans amount at June 30, 2014 was $30,334,000 of loans that are not in non-accrual status. In addition, there was a total of $29,859,000 of residential real estate loans included in impaired loans at June 30, 2014, of which $23,288,000 were to consumers and $6,571,000 to builders. The collateral supporting impaired collateral dependent loans is individually reviewed by management to determine its estimated fair market value, less estimated disposal cost and a charge off is taken, if necessary, for the difference between the carrying amount of any loan and the estimated fair value of the collateral less estimated disposal cost.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2014 and December 31, 2013. Included in the Pass column were $33,848,000 and $34,069,000 in unfunded commitments at June 30, 2014 and December 31, 2013, respectively (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total

June 30, 2014
Residential mortgage	$266,522	$511	$14,552	$69	$281,654
Construction, acquisition and development	69,124	134	2,220	-	71,478
Land	33,564	-	624	-	34,188
Lines of credit	13,223	2,616	935	1,199	17,973
Commercial real estate	189,087	2,390	14,161	-	205,638
Commercial non-real estate	10,820	-	807	-	11,627
Home equity	28,090	-	1,505	-	29,595
Consumer	1,055	-	-	-	1,055
Total loans	$611,485	$5,651	$34,804	$1,268	$653,208

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2013
Residential mortgage	$240,325	$3,454	$15,140	$-	$258,919
Construction, acquisition and development	72,104	250	3,185	-	75,539
Land	33,804	480	145	-	34,429
Lines of credit	19,152	568	1,878	-	21,598
Commercial real estate	205,063	6,775	8,322	-	220,160
Commercial non-real estate	8,583	-	-	-	8,583
Home equity	28,447	115	1,777	-	30,339
Consumer	299	-	886	-	1,185
Total loans	$607,777	$11,642	$31,333	$-	$650,752

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. Included in the Current column were $33,848,000 and $34,069,000 in unfunded commitments at June 30, 2014 and December 31, 2013, respectively. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual
June 30, 2014
Residential mortgage	$3,117	$656	$2,855	$6,628	$275,026	$281,654	$5,899
Construction, acquisition and development	-	-	-	-	71,478	71,478	111
Land	-	-	30	30	34,158	34,188	831
Lines of credit	-	-	-	-	17,973	17,973	1,732
Commercial real estate	172	-	405	577	205,061	205,638	1,168
Commercial non-real estate	530	-	8	538	11,089	11,627	2,369
Home equity	141	-	587	728	28,867	29,595	1,291
Consumer	-	-	-	-	1,055	1,055	-
Total loans	$3,960	$656	$3,885	$8,501	$644,707	$653,208	$13,401

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual
December 31, 2013
Residential mortgage	$3,644	$4,471	$5,506	$13,621	$245,298	$258,919	$6,802
Construction, acquisition and development	-	-	814	814	74,725	75,539	814
Land	29	-	183	212	34,217	34,429	183
Lines of credit	419	-	66	485	21,113	21,598	304
Commercial real estate	724	28	851	1,603	218,557	220,160	1,155
Commercial non-real estate	1	-	-	1	8,582	8,583	-
Home equity	1,199	138	607	1,944	28,395	30,339	1,777
Consumer	1	-	-	1	1,184	1,185	-
Total loans	$6,017	$4,637	$8,027	$18,681	$632,071	$650,752	$11,035

Bancorp did not have any greater than 90 days and still accruing loans as of the periods ended June 30, 2014 and December 31, 2013.

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

Bancorp has not purchased, sold or reclassified any loans to held for sale during the periods discussed. Only loans originated specifically for sale are recorded as held for sale at the period ended June 30, 2014 and December 31, 2013.

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

There were no TDR’s that subsequently defaulted within 12 months of restructuring during the three and six months ended June 30, 2014. There were four TDR’s that subsequently defaulted within 12 months of restructuring during the three and six months ended June 30, 2013.

There was a pre-modification and a post-modification balance of $0 for defaulted loans for the 12 months ended June 30, 2014 compared to the pre-modification balance of $1,757,000 and the post-modification balance of $1,050,000 for the 4 defaulted loans for the 12 months ended June 30, 2013.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables present newly restructured loans that occurred during the six and three months ended June 30, 2014 (dollars in thousands):

	Six months ended June 30, 2014
	Rate Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts

Pre-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$598	2	$598	2
Construction, acquisition and development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	696	8	696	8
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	20	1	20	1
Total loans	-	-	$1,314	11	$1,314	11

Post-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$446	2	$446	2
Construction, acquisition and development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	638	8	638	8
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	13	1	13	1
Total loans	-	-	$1,097	11	$1,097	11

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable – Continued

Three months ended June 30, 2014
	Rate Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts

Pre-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	-	-	-	-
Construction, acquisition and development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	$345	7	$345	7
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	20	1	20	1
Total loans	-	-	$365	8	$365	8

Post-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	-	-	-	-
Construction, acquisition and development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	$293	7	$293	7
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	13	1	13	1
Total loans	-	-	$306	8	$306	8

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Interest on TDRs was accounted for under the following methods as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	Number of Contracts	Accrual Status	Number of Contracts	Non- Accrual Status	Total Number of Contracts	Total Modifications
June 30, 2014
Residential mortgage	61	$24,121	8	$1,619	69	$25,740
Construction, acquisition and development	2	1,029	-	-	2	1,029
Land	5	1,059	1	6	6	1,065
Lines of credit	-	-	-	-	-	-
Commercial real estate	6	3,764	1	110	7	3,874
Commercial non-real estate	5	160	2	133	7	293
Home equity	-	-	-	-	-	-
Consumer	1	13	-	-	1	13
Total loans	80	$30,146	12	$1,868	92	$32,014

December 31, 2013
Residential mortgage	66	$28,966	5	$856	71	$29,822
Construction, acquisition and development	3	1,994	1	705	4	2,699
Land	5	1,080	2	6	7	1,086
Lines of credit	-	-	-	-	-	-
Commercial real estate	5	3,199	1	112	6	3,311
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	79	$35,239	9	$1,679	88	$36,918

Unless otherwise noted, the Bank requires collateral or other security to support financial instruments with off-balance-sheet credit risk (dollars in thousands).

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	June 30, 2014	December 31, 2013
Standby letters of credit	$13,734	$14,719
Home equity lines of credit	11,321	12,345
Unadvanced construction commitments	33,792	34,023
Mortgage loan commitments	3,340	4,193
Lines of credit	21,755	30,965
Loans sold with limited repurchase provisions	24,181	28,134

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2014 and December 31, 2013 for guarantees under standby letters of credit issued was $1,400,000 and $0, respectively. The liability at June 30, 2014 relates to a provision recorded in the quarter ended June 30, 2014.

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

Mortgage loan commitments not reflected in the accompanying statements of financial condition at June 30, 2014 included $3,340,000 at a fixed range of 3.75% to 4.875% and none at floating interest rates, and at December 31, 2013 included $4,193,000 at a fixed interest rate range of 3.625% to 5.250% and none at floating interest rates.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. The loans sold under these agreements for the six month period ended June 30, 2014 and year ended December 31, 2013 were $24,181,000 and $116,788,000, respectively. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within the terms specified by the agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.

Except for the liability recorded for standby letters of credit,liabilities for credit loss associated with these commitments were not material at June 30, 2014 and December 31, 2013.

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

The following information should not be interpreted as an estimate of the fair value of Bancorp since a fair value calculation is only provided for a limited portion of Bancorp’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of Bancorp’s financial instruments at June 30, 2014 and December 31, 2013.

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

Impaired loans are those for which Bancorp has measured impairment based on the present value of expected future cash flows or on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $18,821,000 and $19,856,000 at June 30, 2014 and December 31, 2013, respectively, less their valuation allowances of $3,158,000 and $3,303,000 at June 30, 2014 and December 31, 2013, respectively.

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

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring and recurring basis by level within the fair value hierarchy as of June 30, 2014 and December 31, 2013:

		June 30, 2014 Fair Value Measurement Using:
	June 30, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$15,663	$-	$-	$15,663
Foreclosed real estate	1,808	-	-	1,808
Total nonrecurring fair value measurements	$17,471	$-	$-	$17,471

Recurring fair value measurements
Mortgage servicing rights	$704			$704

		December 31, 2013 Fair Value Measurement Using:
	December 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$16,553	$-	$-	$16,553
Foreclosed real estate	8,972	-	-	8,972
Total nonrecurring fair value measurements	$25,525	$-	$-	$25,525
Recurring fair value measurements
Mortgage servicing rights	$723			$723

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments - Continued

There were no liabilities that were required to be re-measured on a nonrecurring basis at June 30, 2014 or December 31, 2013.

The following table presents additional quantitative information about assets measured at fair value on a recurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2014
Mortgage servicing rights	$704	Market approach	Weighted average prepayment speed	8.89%

December 31, 2013
Mortgage servicing rights	$723	Market approach	Weighted average prepayment speed	8.30%

All appraisals are reviewed by the credit department; however, no modifications or adjustments are made to the appraisals received.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2014
Impaired loans	$14,947	PV of future cash flows (1)	Discount rate	-6.00%
	$716	Appraisal of collateral (2)	Liquidation expenses (3)	-6.00%

Foreclosed real estate	$1,808	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-6.00% to -17.23% (-10.47%)

December 31, 2013
Impaired loans	$15,942	PV of future cash flows (1)	Discount rate	-6.00%
	$611	Appraisal of collateral (2)	Liquidation expenses (3)	-6.00%

Foreclosed real estate	$8,972	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-6.00% to -44.08% (-12.69%)

(1)	Cash flow which generally include various level 3 inputs which are not identifiable.
(2)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(3)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(4)	Includes qualitative adjustments by management and estimated liquidation expenses.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments – Continued

The estimated fair values of Bancorp's financial instruments as of June 30, 2014 and December 31, 2013 were as follows:

			Fair Value Measurement at June 30, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets	(dollars in thousands)

Cash and cash equivalents	$71,988	$71,988	$71,988	$-	$-
Investment securities (HTM)	62,959	63,580	-	63,580	-
Loans held for sale	1,684	1,684	-	1,684	-
Loans receivable, net	606,128	654,554	-	-	654,554
FHLB stock	5,936	5,936	-	5,936	-
Accrued interest receivable	2,273	2,273	-	2,273	-
Mortgage servicing rights	704	704	-	-	704

Financial Liabilities
Deposits	$555,780	$556,800	-	556,800	-
FHLB advances	115,000	107,451	-	107,451	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	1,688	1,688	-	1,688	-

Off Balance Sheet Commitments	$-	$-	$-	$-	$-

			Fair Value Measurement At December 31, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets	(dollars in thousands)

Cash and cash equivalents	$98,376	$98,376	$98,376	$-	$-
Investment securities (HTM)	44,661	45,213	-	45,213	-
Loans held for sale	3,726	3,726	-	3,726	-
Loans receivable, net	602,813	631,032	-	-	631,032
FHLB stock	6,190	6,190	-	6,190	-
Accrued interest receivable	2,353	2,353	-	2,353	-
Mortgage servicing rights	723	723	-	-	723

Financial Liabilities
Deposits	$571,249	$573,371	-	573,371	-
FHLB advances	115,000	106,876	-	106,876	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	1,375	1,375	-	1,375	-

Off Balance Sheet Commitments	$-	$-	$-	$-	$-

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

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB. There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock. Based on our evaluation, we have concluded that our FHLB stock was not impaired at June 30, 2014 and December 31, 2013.

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

Note 12 - Recent Accounting Pronouncements

Under ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a creditor will be considered to have physical possession of residential real estate property that is collateral for a residential mortgage loan and therefore should reclassify the loan to other real estate owned when either (a) the creditor obtains legal title to the property upon completion of a foreclosure, or (b) the borrower conveys all interest in the real estate property to the lender to satisfy that loan even though legal title may not have passed. The amendments are effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method. Bancorp has evaluated the effect of ASU 2014-04 and believes adoption will not have a material effect on the Consolidated Financial Statements.

Under ASU 2014-09, Revenue from Contracts with Customers, establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance. The revenue standard’s core principal is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. The new standard applies to all public entities for annual periods beginning after December 15, 2016. Early adoption is prohibited under U.S. GAAP. Bancorp has evaluated the effect of ASU 2014-09 and believes adoption will not have a material effect on the Consolidated Financial Statements.

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

Bancorp had net income of $291,000 for the six months ended June 30, 2014, compared to $853,000 for the six months ended June 30, 2013, primarily due to decreases in net interest income and non-interest income, and a $1,400,000 reserve recorded for contingent liabilities related to standby letters of credit during the second quarter of 2014, partially offset by decreases in the provision for loan losses and foreclosed real estate expenses. Bancorp continues to experience challenges as a result of the sluggish economic recovery, including strong competition among financial institutions for loans and deposits. While the housing market has improved, it is still significantly below levels experienced in prior economic recoveries. In addition, the interest rate spread between Bancorp’s cost of funds and what it earns on loans has declined from 2013 levels.

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

Results of Operations

Net income decreased by $808,000 to a net loss of ($576,000) for the second quarter of 2014, compared to net income of $232,000 for the second quarter of 2013. Basic and diluted loss per share was ($0.12) for the second quarter of 2014 compared to ($0.01) for the second quarter of 2013. Net income decreased by $562,000 to net income of $291,000 for the six months ended June 30, 2014, compared to a net income of $853,000 for the six months ended June 30, 2013. Basic and diluted earnings (loss) per share was ($0.09) for the six months ended June 30, 2014 compared to $.01 for the six months ended June 30, 2013. The decrease in net income and basic and diluted earnings per share over last year was primarily the result of a $1,400,000 reserve recorded for contingent liabilities during the quarter ended June 30, 2014, partially offset by a decrease in the provision for loan losses.

Net interest income, which is interest earned net of interest expense, decreased by $533,000, or 8.6%, to $5,678,000 for the second quarter of 2014, compared to $6,211,000 for the second quarter of 2013. Net interest income decreased $1,324,000, or 10.3%, to $11,485,000 for the six months ended June 30, 2014, compared to $12,809,000 for the six months ended June 30, 2013. The primary reasons for these decreases in net interest income were a decrease in Bancorp’s loan portfolio and a decrease in yield on the loan portfolio, partially offset by a lower cost of funds.

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

The provision for loan losses decreased by $319,000, or 106.3%, to ($19,000) for the second quarter of 2014, compared to $300,000 for the second quarter of 2013. This decrease was a result of a reversal of a specific reserve on a loan that paid off at the holding company. In addition, due to the improvement of asset quality, management did not add a provision for loan losses during the quarter ended June 30, 2014, compared to the provision added for the quarter ended June 30, 2013. The provision for loan losses decreased by $439,000, or 70.8%, to $181,000 for the six months ended June 30, 2014, compared to $620,000 for the same period in 2013. This was primarily due to a reduction in criticized loans after the December 2013 loan sale and a reduction in the overall reserve factor calculated in the allowance for loan losses summary portfolio which fell from 1.29% in the second quarter 2013 to 1.20% in the second quarter 2014.

Total non-interest income decreased by $792,000, or 45.2%, to $962,000 for the second quarter of 2014, compared to $1,754,000 for the second quarter of 2013. Total non-interest income decreased by $1,352,000, or 41.1%, to $1,938,000 for the six months ended June 30, 2014, compared to $3,290,000 for the same period in 2013. The primary reason for these decreases in non-interest income was a decrease in mortgage banking activities partially offset by an increase in real estate commissions. Mortgage banking activities decreased $771,000, or 63.8%, to $438,000 for the second quarter of 2014, compared to $1,209,000 for the second quarter of 2013. Mortgage banking activities decreased $1,607,000, or 71.5%, to $639,000 for the six months ended June 30, 2014, compared to $2,246,000 for the same period in 2013. This decrease in activity was the result of a general slowdown in residential loan originations and in the sale of loans. Real estate commissions increased by $93,000, or 96.9%, to $189,000 for the second quarter of 2014, compared to $96,000 for the second quarter of 2013. Real estate commissions increased $241,000, or 115.9%, to $449,000 for the six months ended June 30, 2014, compared to $208,000 for the same period in 2013. The increase in real estate commissions was due to increased sales and leasing activity in 2014 compared to 2013. Real estate management fees decreased by $23,000, or 12.7%, to $158,000 for the second quarter of 2014, compared to $181,000 for the second quarter of 2013. Real estate management fees increased $56,000, or 15.7%, to $412,000 for the six months ended June 30, 2014, compared to $356,000 for the same period in 2013. Other non-interest income decreased $91,000, or 34.0%, to $177,000 for the second quarter of 2014, compared to $268,000 for the second quarter 2013. Other non-interest income decreased $42,000, or 8.8%, to $438,000 for the six months ended June 30, 2014, compared to $480,000 for the for the same period in 2013. The primary reason for the decrease was due to a decrease in credit report and appraisal fees collected from borrowers in 2014, compared to 2013.

Total non-interest expenses decreased $108,000, or 1.5%, to $7,235,000 for the second quarter of 2014, compared to $7,343,000 for the second quarter of 2013. Total non-interest expenses decreased $1,151,000, or 8.2%, to $12,941,000 for the six months ended June 30, 2014, compared to $14,092,000 for the same period in 2013. Compensation and related expenses increased by $2,000, or 0.1%, to $3,605,000 for the second quarter of 2014, compared to $3,603,000 for the second quarter of 2013. Compensation and related expenses increased by $114,000, or 1.6%, to $7,242,000 for the six months ended June 30, 2014, compared to $7,128,000 for the same period in 2013. Net occupancy costs decreased by $53,000, or 11.3%, to $418,000 for the second quarter of 2014, compared to $471,000 for the second quarter of 2013. Net occupancy costs decreased by $61,000, or 6.7%, to $851,000 for the six months ended June 30, 2014, compared to $912,000 for the same period in 2013. These decreases were the result of an increase in rents collected from tenants and decreased maintenance costs. Legal fees decreased by $164,000, or 70.7%, to $68,000 for the second quarter of 2014, compared to $232,000 for the second quarter of 2013. Legal fees decreased $250,000, or 59.2%, to $172,000 for the six months ended June 30, 2014, compared to $422,000 for the same period in 2013. These decreases were primarily due to a reduced need for services from outside legal firms in 2014 compared to 2013. Foreclosed real estate expense decreased by $1,311,000, or 101.9%, to ($24,000) for the second quarter of 2014 compared to $1,287,000 for the second quarter of 2013. Foreclosed real estate expenses decreased by $2,266,000, or 103.5%, to ($77,000) for the six months ended June 30, 2014, compared to $2,189,000 for the same period in 2013. These decreases were primarily due to net gains on REO property that was sold and lower expenses due to the lower number of properties in 2014, compared to a high level of property write downs in 2013. There was a reduction of 21 REO properties at June 30, 2014 compared to the number at June 30, 2013. FDIC assessments and regulatory expense decreased by $12,000, or 3.5% to $331,000 for the second quarter of 2014, compared to $343,000 for the second quarter of 2013. FDIC assessments and regulatory expense decreased by $2,000, or 0.3% to $683,000 for the six months ended June 30, 2014, compared to $685,000 for the same period in 2013. These decreases were primarily due to a decrease in the risk-based assessment charged by the FDIC. Professional fees decreased by $31,000, or 10.5%, to $264,000 for the first quarter of 2014, compared to $295,000 for the first quarter of 2013. Professional fees decreased by $49,000, or 9.7% to $455,000 for the six months ended June 30, 2014, compared to $504,000 for the same period in 2013. These decreases were primarily due to a decrease in accounting related fees in 2014. Office supplies decreased $77,000, or 56.6%, to $59,000 for the first quarter of 2014, compared to $136,000 for the first quarter of 2013. Office supplies decreased by $76,000, or 33.3% to $152,000 for the six months ended June 30, 2014, compared to $228,000 for the same period in 2013. Online charges increased $111,000, or 60.7%, to $294,000 for the first quarter of 2014, compared to $183,000 for the first quarter of 2013. Online charges increased by $97,000, or 23.1% to $517,000 for the six months ended June 30, 2014, compared to $420,000 for the same period in 2013. These increases were primarily due to a general increase in processing charges in 2014. Credit report and appraisal fees increased $57,000, or 27.0%, to $268,000 for the first quarter of 2014, compared to $211,000 for the first quarter of 2013. Credit report and appraisal fees increased by $61,000, or 16.1% to $441,000 for the six months ended June 30, 2014, compared to $380,000 for the same period in 2013. These increases were primarily due to higher fees paid for credit reports and appraisals. Other non-interest expenses increased by $1,370,000, or 235.4%, to $1,952,000 for the second quarter of 2014 compared to $582,000 for the second quarter of 2013. Other non-interest expenses increased by $1,281,000, or 104.7% to $2,505,000 for the six months ended June 30, 2014, compared to $1,224,000 for the same period in 2013. These increases were primarily due to a $1,400,000 reserve recorded for contingent liabilities related to standby letters of credit during the quarter ended June 30, 2014.

Income Taxes

There was no income tax expense for the second quarter of 2014 compared to $90,000 for the second quarter of 2013. There was a $10,000 income tax expense for the six months ended June 30, 2014, compared to a $534,000 income tax expense for the same period last year. This was due to the utilization of Bancorp’s Federal and State net operating loss carryforwards, for which the related deferred tax assets are fully reserved, during 2014. The effective tax rate for the second quarter of 2014 was 0.0% compared to 28.0% for the second quarter of 2013.

Analysis of Financial Condition

Total assets decreased $10,950,000 to $788,653,000 at June 30, 2014, compared to $799,603,000 at December 31, 2013. Cash and cash equivalents decreased by $26,388,000, or 26.8%, to $71,988,000 at June 30, 2014, compared to $98,376,000 at December 31, 2013. This decrease was primarily due to the purchase of securities for the investment portfolio and deposit outflow. The loan portfolio increased, as net loans receivable increased $3,315,000, or 0.5%, to $606,128,000 at June 30, 2014, compared to $602,813,000 at December 31, 2013. Loans held for sale decreased $2,042,000, or 54.8%, to $1,684,000 at June 30, 2014, compared to $3,726,000 at December 31, 2013. This decrease was primarily due to the timing of loans sold as of June 30, 2014. Foreclosed real estate decreased $3,283,000, or 36.6%, to $5,689,000 at June 30, 2014 compared to $8,972,000 at December 31, 2013. This decrease was the result of more properties sold than foreclosed on during the six months ended June 30, 2014. Total deposits decreased $15,469,000, or 2.7%, to $555,780,000 at June 30, 2014 compared to $571,249,000 at December 31, 2013. This decrease was primarily the result of Bancorp’s continued monitoring of the deposit portfolio and allowing higher rate deposits to run-off. Long-term borrowings remained at $115,000,000 at June 30, 2014 and December 31, 2013. These borrowings do not mature until 2016 or later and would incur prepayment penalties if paid earlier. Accrued interest payable and other liabilities increased $5,138,000, or 79.5% to $11,604,000 at June 30, 2014 compared to $6,466,000 at December 31, 2013. The primary reasons was a $2,400,000 increase in escrow funds and a $1,400,000 reserve recorded for contingent liabilities related to standby letters of credit during the quarter ended June 30, 2014.

Stockholders’ Equity

Total stockholders’ equity decreased $619,000 to $82,150,000 at June 30, 2014 compared to $82,769,000 as of December 31, 2013. This increase was primarily a result of a loss during the quarter ended June 30, 2014 due to a $1,400,000 reserve recorded for contingent liabilities and dividends declared on Bancorp’s Series B preferred stockholders.

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

Management believes Bancorp has sufficient cash flow and liquidity to meet its current commitments through the next 12 months. Certificates of deposit, which are scheduled to mature in less than one year, totaled $136,241,000 at June 30, 2014. Based on past experience, management believes that a significant portion of such deposits will remain with Bancorp. At June 30, 2014, Bancorp had commitments to originate mortgage loans of $3,340,000, unadvanced home equity lines of credit of $11,321,000, unadvanced construction commitments of $33,792,000, unused lines of credit of $21,775,000 and commitments under standby letters of credit of $13,734,000. Bancorp has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise. As of June 30, 2014, outstanding FHLB Atlanta borrowings totaled $115,000,000, and Bancorp had available to it an additional $42,900,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities increased $592,000 to $7,014,000 for the six months ended June 30, 2014, compared to $6,422,000 for the same period in 2013. This increase was primarily the result of an increase in proceeds from loans sold to others net of loans originated for sale in 2014 and an increase in other liabilities. Net cash from investing activities decreased $38,958,000 to a use of cash of $17,936,000 for the six months ended June 30, 2014, compared to $21,022,000 provided by investing activities for the same period in 2013. This decrease was primarily due to the $20,554,000 purchase of mortgaged-backed and investment securities in the second quarter of 2014 and a net increase in funds used for new loan originations compared to a net decrease for the same period in 2013. Net cash used in financing activities decreased $657,000 to $15,466,000 for the six months ended June 30, 2014, compared to $16,123,000 used in financing activities for the same period in 2013. This decrease was primarily due to a smaller decrease in deposits in 2014 compared to the decrease in deposits during the same period in 2013.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of twenty percent of its total assets, with the FHLB Atlanta. As of June 30, 2014, the total available line of credit with the FHLB Atlanta was approximately $157,900,000, of which $115,000,000 was outstanding in the form of long-term borrowings. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of June 30, 2014 (dollars in thousands):

Principal Amount	Rate	Maturity
$15,000	1.81% to 1.83%	2016
70,000	2.43% to 4.05%	2017
15,000	2.58% to 3.43%	2018
15,000	4.00%	2019
$115,000

Subordinated Debentures

As of June 30, 2014, Bancorp had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”). The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association, as Trustee. The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (0.23% as of June 30, 2014) plus 200 basis points, and mature on January 7, 2035. Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture. The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

The 2035 Debentures were issued and sold to Severn Capital Trust I (the “Trust”), of which 100% of the common equity is owned by Bancorp. The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures. The 2035 Debentures held by the Trust are the sole assets of the Trust. Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures. The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures. Bancorp has entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee. Under the terms of the 2035 Indenture, Bancorp is permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods provided that no event of default has occurred and is continuing. As of June 30, 2014, Bancorp has deferred the payment of nine quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,102,000.

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

The aggregate principal amount of Subordinated Notes outstanding at June 30, 2014 was $3,500,000. The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008. The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018. Debt issuance costs totaled $245,000 and are being amortized over 10 years. Interest payments on the Subordinated Notes are current as of June 30, 2014.

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

Bancorp’s ability to declare dividends on its common stock are limited by the terms of Bancorp’s Series A preferred stock and Series B preferred stock. Bancorp may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to its common stock in any quarter until the dividend on the Series A Preferred Stock has been declared and paid for such quarter, subject to certain minor exceptions. Additionally Bancorp may not declare or pay any dividend or distribution on its common stock, and Bancorp may not purchase, redeem or otherwise acquire for consideration any of its common stock, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Series B Preferred Stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside), subject to certain minor exceptions. Dividends on the Series A Preferred Stock and Series B Preferred Stock have not been paid since the first quarter of 2012 because Bancorp did not receive approval from the Federal Reserve Bank of Richmond to pay such dividends. As of June 30, 2014, Bancorp has unpaid cumulative dividends and interest in arrears on the Series B Preferred Stock of $3,230,000. Accordingly, Bancorp will not be able to pay dividends on its common stock until the dividend in arrearage on its Series B Preferred Stock has been paid in full.

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

Average Balance Sheet

The following table presents Bancorp’s distribution of the average consolidated balance sheets and net interest analysis for the six months ended June 30, 2014 and June 30, 2013:

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$614,495	$15,157	4.93%	$664,942	$17,041	5.13%
Held to maturity securities (2)	46,028	405	1.76%	32,719	300	1.83%
Other interest-earning assets (3)	54,860	168	0.61%	60,138	147	0.49%

Total interest-earning assets	715,383	15,730	4.40%	757,799	17,488	4.62%

Non-interest earning assets	79,461			85,509

Total assets	$794,844			$843,308

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$269,066	146	0.11%	$274,202	415	0.30%
Certificates of deposit	296,125	1,810	1.22%	314,737	2,049	1.30%
Borrowings	139,125	2,289	3.29%	139,119	2,215	3.18%

Total interest-bearing liabilities	704,316	4,245	1.21%	728,058	4,679	1.29%

Non-interest bearing liabilities	8,936			6,568

Stockholders' equity	81,592			108,682

Total liabilities and stockholders’ equity	$794,844			$843,308

Net interest income and interest rate spread		$11,485	3.19%		$12,809	3.33%

Net interest margin			3.21%			3.38%

Average interest-earning assets to average interest-bearing liabilities			101.57%			104.08%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	Bancorp does not have any tax-exempt securities.
(3)	Other interest-earning assets include interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 12 to the unaudited Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2013, as reported in Bancorp’s Form 10-K filed with the SEC on March 18, 2014.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of Bancorp's management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2014. Disclosure controls and procedures are defined in Rule 13a-15(e) under the Securities Exchange Act as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, Bancorp’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Bancorp’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended June 30, 2014.

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

As noted above, Bancorp and the Bank entered into formal agreements with the regulators that require, among other things, that Bancorp and Bank obtain prior regulatory approval before paying any dividends or distributions. During the second quarter of 2014, Bancorp did not receive approval from the Federal Reserve Bank of Richmond to pay dividends on the cumulative Series B Preferred Stock in the amount of $526,000 due on May 15, 2014 and the non-cumulative Series A Preferred Stock in the amount of $70,000 due on June 30, 2014. As of June 30, 2014, Bancorp has unpaid cumulative dividends and interest in arrears on the Series B Preferred Stock of $3,230,000 and $0 on the Series A Preferred Stock.

Also as noted above, as permitted under the terms of the 2035 Indenture, as of June 30, 2014, Bancorp has deferred the payment of nine quarters of interest on its 2035 Debentures and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,102,000.

Bancorp and Bank continue to work with the regulators to obtain approval for dividends and interest payments.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

As previously disclosed in Bancorp’s Form 8K filed on June 19, 2014, Bancorp hired James M. Anthony to serve as Executive Vice President and Chief Operating Officer, effective August 11, 2014. Mr. Anthony joins the company from Chesapeake Bancorp and Chesapeake Bank & Trust Company in Chestertown, Maryland where he served as Chief Executive Officer, President and Director. Mr. Anthony has a base salary of $236,000 and will be eligible to receive annual bonuses and equity awards in the discretion of the of the Compensation Committee. Prior to the hiring of Mr. Anthony, Thomas G. Bevivino served as Executive Vice President, Chief Operating Officer and Chief Financial Officer. Mr. Bevivino will remain with Bancorp, serving as Executive Vice President and Chief Financial Officer.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of June 30, 2014 and for the six months ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) The Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

August 13, 2014	Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2014	Thomas G. Bevivino
Thomas G. Bevivino,
Executive Vice President, Chief Financial Officer
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
101

The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of June 30, 2014 and for the three months ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.