Form 10-Q
period 2014-09-30
SEVERN BANCORP INC
filed 2014-11-12
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on November 12, 2014: 10,067,379 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

PART I– FINANCIAL INFORMATION

Item 1.	Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(dollars in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$25,481	$44,934
Interest-bearing deposits in other banks	6,137	41,269
Federal funds sold	-	12,173
Cash and cash equivalents	31,618	98,376
Investment securities held to maturity (fair value: $62,746 at September 30, 2014; $45,213 at December 31, 2013)	62,297	44,661
Loans held for sale	9,601	3,726
Loans receivable, net of allowance for loan losses of $9,282 and $11,739, respectively	620,060	602,813
Premises and equipment, net	25,321	25,838
Foreclosed real estate	5,024	8,972
Federal Home Loan Bank stock, at cost	5,936	6,190
Accrued interest receivable and other assets	9,456	9,027

Total assets	$769,313	$799,603

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$537,743	$571,249
Long-term borrowings	115,000	115,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	9,712	6,466

Total liabilities	686,574	716,834

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
Preferred stock series “A”, 437,500 shares issued and outstanding; $3,500 liquidation preference at September 30, 2014 and December 31, 2013	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding; $23,393 liquidation preference at September 30, 2014 and December 31, 2013	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized; 10,067,379 and 10,066,679 shares issued and outstanding, respectively	101	101
Additional paid-in capital	75,733	75,374
Retained earnings	6,901	7,290

Total stockholders' equity	82,739	82,769

Total liabilities and stockholders' equity	$769,313	$799,603

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Interest Income
Loans, including fees	$7,654	$8,069	$22,811	$25,110
Securities, taxable	281	156	686	456
Other	65	96	233	243
Total interest income	8,000	8,321	23,730	25,809

Interest Expense
Deposits	968	1,170	2,924	3,634
Long-term/short-term borrowings and subordinated debentures	1,185	1,131	3,474	3,346
Total interest expense	2,153	2,301	6,398	6,980

Net interest income	5,847	6,020	17,332	18,829
Provision for loan losses	250	12,200	431	12,820
Net interest income (loss) after provision for loan losses	5,597	(6,180)	16,901	6,009

Non-interest Income
Mortgage banking activities	306	794	945	3,040
Real estate commissions	229	150	678	358
Real estate management fees	167	175	579	531
Other	543	110	981	590
Total non-interest income	1,245	1,229	3,183	4,519

Non-Interest Expenses
Compensation and related expenses	3,608	3,525	10,850	10,653
Occupancy	421	331	1,272	1,243
Legal	55	212	227	634
Foreclosed real estate, net	52	1,367	(25)	3,556
FDIC assessments and regulatory expense	326	366	1,009	1,051
Professional fees	302	419	757	923
Office supplies	91	170	243	398
Online charges	212	212	729	632
Credit report and appraisal fees	296	245	737	625
Other	391	574	2,896	1,798
Total non-interest expenses	5,754	7,421	18,695	21,513
Income (loss) before income tax provision	1,088	(12,372)	1,389	(10,985)
Income tax provision	20	8,176	30	8,710
Net income (loss)	1,068	(20,548)	1,359	(19,695)
Amortization of discount on preferred stock	(68)	(68)	(203)	(203)
Dividends on preferred stock	(526)	(292)	(1,545)	(877)
Net income available (loss attributable) to common stockholders	$474	$(20,908)	$(389)	$(20,775)
Basic income (loss) per share	$0.05	$(2.08)	$(0.04)	$(2.06)
Diluted income (loss) per share	$0.05	$(2.08)	$(0.04)	$(2.06)

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
 (dollars in thousands)

Nine Months Ended September 30, 2014

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2013	$4	$101	$75,374	$7,290	$82,769

Net Income	-	-	-	1,359	1,359
Stock-based compensation	-	-	153	-	153
Dividend declared on Series B preferred stock	-	-	-	(1,545)	(1,545)
Amortization of discount on Series B preferred stock			203	(203)	-
Exercised Options (700 shares)	-	-	3	-	3

Balance – September 30, 2014	$4	$101	$75,733	$6,901	$82,739

Nine Months Ended September 30, 2013

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2012	$4	$101	$74,996	$33,895	$108,996

Net (Loss)	-	-	-	(19,695)	(19,695)
Stock-based compensation	-	-	72	-	72
Dividend declared on Series B preferred stock	-	-	-	(877)	(877)
Amortization of discount on preferred stock	-	-	203	(203)	-

Balance - September 30, 2013	$4	$101	$75,271	$13,120	$88,496

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2014	2013

Cash Flows from Operating Activities

Net income (loss)	$1,359	$(19,695)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of deferred loan fees	(719)	(703)
Net amortization of premiums and discounts	168	144
Provision for loan losses	431	12,820
Provision for depreciation	833	793
Provision for foreclosed real estate losses	-	2,424
Gain on sale of mortgage loans	(1,383)	(3,155)
(Gain) loss on sale of foreclosed real estate	(300)	88
Loss on disposal of fixed assets	-	134
Proceeds from loans sold to others	56,899	105,680
Loans originated for sale	(61,391)	(97,070)
Stock-based compensation expense	153	72
Deferred income tax expense	-	8,708
Increase in accrued interest receivable and other assets	(429)	(515)
Increase in accrued interest payable and other liabilities	1,701	1,182

Net cash (used in) provided by operating activities	(2,678)	10,907

Cash Flows from Investing Activities

Purchase of investment securities	(21,549)	(7,135)
Proceeds from maturing investment securities held to maturity	3,000	3,000
Principal collected on mortgage-backed securities held to maturity	745	123
Proceeds from sale of loans	-	23,260
Net (increase) decrease in loans	(17,672)	10,134
Proceeds from sale of foreclosed real estate	4,961	5,676
Investment in foreclosed real estate	-	(925)
Investment in premises and equipment	(316)	(488)
Redemption of FHLB stock	254	330

Net cash (used in) provided by investing activities	(30,577)	33,975

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For the Nine Months Ended September 30,
	2014	2013

Cash Flows from Financing Activities

Net decrease in deposits	(33,506)	(18,479)
Proceeds from exercise of options	3	-
Net cash used in financing activities	(33,503)	(18,479)

(Decrease) increase in cash and cash equivalents	(66,758)	26,403
Cash and cash equivalents at beginning of year	98,376	93,392

Cash and cash equivalents at end of period	$31,618	$119,795

Supplemental disclosure of cash flows information:

Cash paid during period for:

Interest	$5,887	$6,594

Income taxes	$8	$1,361

Transfer of loans to foreclosed real estate	$713	$9,699

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014 or any other interim period.  The unaudited consolidated financial statements for the nine months ended September 30, 2014 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Not included in the diluted earnings per share calculation for the three and nine month periods ended September 30, 2014, because they were anti-dilutive, were 125,000 shares of common stock issuable upon exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.  There was no dilution during the 2013 periods, as dilution does not apply to loss periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Common shares – weighted average (basic)	10,067,379	10,066,679	10,067,379	10,066,679
Common share equivalents – weighted average	34,066	-	35,968	-
Common shares – weighted average (diluted)	10,101,445	10,066,679	10,103,347	10,066,679

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

	Actual at September 30 2014	Actual at December 31, 2013	To Be Well Capitalized Under Prompt Corrective Provisions
Tangible (1)	13.7%	12.9%	N/A
Tier 1 Capital (2)	19.0%	18.6%	6.0%
Core (1)	13.7%	12.9%	5.0%
Total Capital (2)	20.3%	19.8%	10.0%

(1) To adjusted total assets.
(2) To risk-weighted assets.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 7 -  Regulatory Matters - Continued

On April 23, 2013, the Bank was notified by the Office of the Comptroller of the Currency (“OCC”) that the OCC established minimum capital ratios for the Bank requiring it to immediately maintain a Tier 1 Leverage Capital Ratio to Adjusted Total Assets of at least 10% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 15%.  The Bank was in compliance with these requirements as of September 30, 2014.

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

The stock-based compensation expense amounts were derived using the Black-Scholes option-pricing model.  The following weighted average assumptions were used to value options granted for the nine months ended September 30, 2013:

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 8 -  Stock-Based Compensation - Continued

There were no options granted during the nine months ended September 30, 2014 and 125,000 options granted during the nine months ended September 30, 2013.

Stock-based compensation expense for the three and nine months ended September 30, 2014 totaled $47,000 and $153,000, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2013 totaled $24,000 and $72,000, respectively. There were 700 options exercised during the nine months ended September 30, 2014 and no options exercised during the nine months ended September 30, 2013.

Information regarding Bancorp’s stock-based compensation plan as of and for the nine months ended September 30, 2014 is as follows:

	2014
	Shares	Weighted Average Price
Options outstanding, December 31, 2013	319,000	$4.23
Options granted	-	-
Options exercised	(700)	$3.37
Options forfeited	(27,500)	$3.86
Options outstanding, September 30, 2014	290,800	$4.26
Options exercisable, September 30, 2014	119,893	$4.14

The aggregate intrinsic value of the options outstanding as of September 30, 2014 and December 31, 2013 was $129,281 and $187,640, respectively.  The aggregate intrinsic value of the options exercisable as of September 30, 2014 and December 31, 2013 was $56,809 and $58,153, respectively.

The following table summarizes the nonvested options in Bancorp’s stock-based compensation plan as of September 30, 2014.

	Shares	Weighted Average Grant Date Exercise Price
Nonvested options outstanding, December 31, 2013	236,383	$4.29
Nonvested options granted	-	-
Nonvested options vested	(37,976)	$4.33
Nonvested options forfeited	(27,500)	$3.86
Nonvested options outstanding, September 30, 2014	170,907	$4.35

As of September 30, 2014, there was $535,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over a period of fifty-one months.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 9 -  Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014:

US Treasury securities	$29,162	$539	$30	$29,671
US Agency securities	17,060	100	69	17,091
US Government sponsored mortgage-backed securities	16,075	44	135	15,984
Total	$62,297	$683	$234	$62,746

December 31, 2013:

US Treasury securities	$31,235	$665	$69	$31,831
US Agency securities	11,123	44	101	11,066
US Government sponsored mortgage-backed securities	2,303	27	14	2,316
Total	$44,661	$736	$184	$45,213

As of September 30, 2014 and December 31, 2013, there were $5,248,000 and $3,263,000, respectively, of US Treasury securities or mortgage-backed securities pledged by Bancorp as collateral for borrowers’ letters of credit with Anne Arundel County.

The following table shows fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2014 and December 31, 2013. Included in the table are seven US Treasury securities, nine Agency securities and four Mortgage-backed securities in a gross unrealized loss position at September 30, 2014.  Seven US Treasury securities, eight Agency securities and two Mortgage-backed securities were in a gross unrealized loss position at December 31, 2013. Management believes that the unrealized losses in 2014 and 2013 were the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds.  The Bank does not consider any of these securities to be other than temporarily impaired at September 30, 2014 and December 31, 2013, because the unrealized losses were related primarily to changes in market interest rates and widening of sector spreads and were not necessarily related to the credit quality of the issuers of the securities.

In addition, the Bank does not intend to sell, nor does it believe it will be more likely than not that it will be required to sell, any impaired securities prior to a recovery of amortized cost.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 9 -  Investment Securities – Continued

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014:	(dollars in thousands)

US Treasury securities	$6,950	$30	$-	$-	$6,950	$30
US Agency securities	8,970	69	-	-	8,970	69
US Government sponsored mortgage-backed securities	13,886	135	-	-	13,886	135
Total	$29,806	$234	$-	$-	$29,806	$234

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013:	(dollars in thousands)

US Treasury securities	$6,907	$69	$-	$-	$6,907	$69
US Agency securities	7,934	101	-	-	7,934	101
US Government sponsored mortgage-backed securities	1,931	14	-	-	1,931	14
Total	$16,772	$184	$-	$-	$16,772	$184

The amortized cost and estimated fair value of debt securities at September 30, 2014, by contractual maturity are shown in the following table.  Actual maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity (dollars in thousands)
	Amortized Cost	Estimated Fair Value

Due in one year or less	$6,002	$6,054
Due from one year to five years	35,334	35,618
Due from five years to ten years	4,886	5,090
US Government sponsored mortgage-backed securities	16,075	15,984
	$62,297	$62,746

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 -  Loans Receivable

Loans receivable, included unfunded commitments consist of the following:

	September 30	December 31
	2014	2013
	(dollars in thousands)
Residential mortgage, total	$295,656	$258,919
Individually evaluated for impairment	28,959	35,064
Collectively evaluated for impairment	266,697	223,855

Construction, land acquisition and development, total	79,105	75,539
Individually evaluated for impairment	916	2,808
Collectively evaluated for impairment	78,189	72,731

Land, total	31,965	34,429
Individually evaluated for impairment	2,061	1,263
Collectively evaluated for impairment	29,904	33,166

Lines of credit, total	17,968	21,598
Individually evaluated for impairment	454	304
Collectively evaluated for impairment	17,514	21,294

Commercial real estate, total	205,275	220,160
Individually evaluated for impairment	6,174	4,672
Collectively evaluated for impairment	199,101	215,488

Commercial non-real estate, total	9,358	8,583
Individually evaluated for impairment	303	-
Collectively evaluated for impairment	9,055	8,583

Home equity, total	28,966	30,339
Individually evaluated for impairment	1,638	1,777
Collectively evaluated for impairment	27,328	28,562

Consumer, total	1,061	1,185
Individually evaluated for impairment	13	-
Collectively evaluated for impairment	1,048	1,185
Total Loans	669,354	650,752
Less
Unfunded commitments included above	(36,854)	(34,069)
	$632,500	$616,683
Individually evaluated for impairment	40,518	45,888
Collectively evaluated for impairment	591,982	570,795
	632,500	616,683
Allowance for loan losses	(9,282)	(11,739)
Deferred loan origination fees and costs, net	(3,158)	(2,131)
Net Loans	$620,060	$602,813

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

Bancorp recognized $29,000 and $8,000 of interest income from its loan portfolio from interest reserves during the nine months ended September 30, 2014 and 2013, respectively.  None of the loans where interest reserves were recorded as capitalized interest were non-performing.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following is a summary of the allowance for loan losses for the nine and three month periods ended September 30, 2014 (dollars in thousands):

	Total	Residential Mortgage	Construction Acquisition Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Nine months ended September 30, 2014

Beginning Balance	$11,739	$6,291	$414	$1,346	$36	$2,512	$135	$1,003	$2
Provision	431	(1,213)	8	(842)	1,282	58	1,300	(157)	(5)
Charge-offs	(3,680)	(704)	(62)	-	(1,313)	(92)	(1,311)	(198)	-
Recoveries	792	257	-	349	-	25	156	-	5
Ending Balance	$9,282	$4,631	$360	$853	$5	$2,503	$280	$648	$2

Ending balance related to:

Loans individually evaluated for impairment	$2,464	$2,160	$-	$56	$-	$229	$17	$-	$2
Loans collectively evaluated for impairment	$6,818	$2,471	$360	$797	$5	$2,274	$263	$648	$-

Three months ended September 30, 2014

Beginning Balance	$10,828	$5,167	$480	$987	$621	$2,514	$324	$731	$4
Provision	250	(459)	(120)	(134)	697	81	275	(83)	(7)
Charge-offs	(1,858)	(111)	-	-	(1,313)	(92)	(342)	-	-
Recoveries	62	34	-	-	-	-	23	-	5
Ending Balance	$9,282	$4,631	$360	$853	$5	$2,503	$280	$648	$2

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
Nine months ended September 30, 2013

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

Three months ended September 30, 2013

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize impaired loans at September 30, 2014 and December 31, 2013 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2014
Residential mortgage	$14,162	$2,160	$14,797	$28,959	$29,781
Construction, acquisition and development	-	-	916	916	915
Land	357	56	1,704	2,061	2,103
Lines of credit	-	-	454	454	545
Commercial real estate	2,543	229	3,631	6,174	6,398
Commercial non-real estate	282	17	21	303	812
Home equity	-	-	1,638	1,638	2,298
Consumer	13	2	-	13	13
Total impaired loans	$17,357	$2,464	$23,161	$40,518	$42,866

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2013
Residential mortgage	$16,910	$2,749	$18,154	$35,064	$39,149
Construction, acquisition and development	-	-	2,808	2,808	3,453
Land	363	67	900	1,263	1,380
Lines of credit	-	-	304	304	395
Commercial real estate	2,092	241	2,580	4,672	4,685
Commercial non-real estate	-	-	-	-	-
Home equity	491	246	1,286	1,777	2,239
Consumer	-	-	-	-	-
Total impaired loans	$19,856	$3,303	$26,032	$45,888	$51,301

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize average impaired loans for the nine month and three month periods ended September 30, 2014 and 2013 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Nine months ended September 30, 2014
Residential mortgage	$14,361	$455	$17,567	$517	$31,928	$972
Construction, acquisition and development	-	-	2,044	45	2,044	45
Land	360	10	1,802	65	2,162	75
Lines of credit	799	15	612	34	1,411	49
Commercial real estate	2,043	92	4,701	171	6,744	263
Commercial non-real estate	252	4	542	23	794	27
Home equity	-	-	1,678	44	1,678	44
Consumer	13	-	-	-	13	-
Total impaired loans	$17,828	$576	$28,945	$899	$46,774	$1,475

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Three months ended September 30, 2014
Residential mortgage	$14,188	$147	$14,846	$139	$29,034	$286
Construction, acquisition and development	-	-	1,191	11	1,191	11
Land	358	3	1,725	24	2,083	27
Lines of credit	-	-	454	7	454	7
Commercial real estate	2,549	34	3,709	44	6,258	78
Commercial non-real estate	285	1	7	10	292	11
Home equity	-	-	1,639	15	1,639	15
Consumer	13	-	-	-	13	-
Total impaired loans	$17,393	$185	$23,571	$250	$40,964	$435

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize average impaired loans for the nine and three month periods ended September 30, 2013 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Nine months ended September 30, 2013
Residential mortgage	$16,681	$551	$31,600	$884	$48,281	$1,435
Construction, acquisition and development	1,267	44	5,649	137	6,916	181
Land	2,462	55	1,645	94	4,107	149
Lines of credit	-	-	431	22	431	22
Commercial real estate	6,898	245	11,145	261	18,043	506
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	2,504	42	2,504	42
Consumer	-	-	-	-	-	-
Total impaired loans	$27,308	$895	$52,974	$1,440	$80,282	$2,335

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Three months ended September 30, 2013
Residential mortgage	$16,608	$168	$30,968	$571	$47,576	$739
Construction, acquisition and development	816	11	4,610	32	5,426	43
Land	1,763	16	1,415	22	3,178	38
Lines of credit	-	-	381	7	381	7
Commercial real estate	5,517	81	9,720	100	15,237	181
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	2,406	8	2,406	8
Consumer	-	-	-	-	-	-
Total impaired loans	$24,704	$276	$49,500	$740	$74,204	$1,016

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Bancorp recognized $435,000 and $1,475,000 of interest income on impaired loans using a cash-basis method of accounting for the three months and nine months ended September 30, 2014. Bancorp did not record any interest income attributable to the change in present value attributable to the passage of time.  Bancorp evaluates its impaired loans and assesses them based on either discounted cash flows or if it deems its loans to be collateral based, assesses impairment based on the net value of the underlying collateral.

Included in the above impaired loans amount at September 30, 2014 was $29,720,000 of loans that are not in non-accrual status.  In addition, there was a total of $28,959,000 of residential real estate loans included in impaired loans at September 30, 2014, of which $24,058,000 were to consumers and $4,901,000 to builders. The collateral supporting impaired collateral dependent loans is individually reviewed by management to determine its estimated fair market value, less estimated disposal cost and a charge off is taken, if necessary, for the difference between the carrying amount of any loan and the estimated fair value of the collateral less estimated disposal cost.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of September 30, 2014 and December 31, 2013.  Included in the Pass column were $36,854,000 and $34,069,000 in unfunded commitments at September 30, 2014 and December 31, 2013, respectively (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total

September 30, 2014
Residential mortgage	$279,031	$2,976	$13,649	$-	$295,656
Construction, acquisition and development	77,487	-	1,618	-	79,105
Land	31,822	-	143	-	31,965
Lines of credit	14,850	2,479	639	-	17,968
Commercial real estate	189,441	5,758	10,076	-	205,275
Commercial non-real estate	9,096	-	262	-	9,358
Home equity	27,464	-	1,502	-	28,966
Consumer	1,061	-	-	-	1,061
Total loans	$630,252	$11,213	$27,889	$-	$669,354

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2013
Residential mortgage	$240,325	$3,454	$15,140	$-	$258,919
Construction, acquisition and development	72,104	250	3,185	-	75,539
Land	33,804	480	145	-	34,429
Lines of credit	19,152	568	1,878	-	21,598
Commercial real estate	205,063	6,775	8,322	-	220,160
Commercial non-real estate	8,583	-	-	-	8,583
Home equity	28,447	115	1,777	-	30,339
Consumer	299	-	886	-	1,185
Total loans	$607,777	$11,642	$31,333	$-	$650,752

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  Included in the Current column were $36,854,000 and $34,069,000 in unfunded commitments at September 30, 2014 and December 31, 2013, respectively. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual
September 30, 2014
Residential mortgage	$2,517	$470	$3,654	$6,641	$289,015	$295,656	$5,273
Construction, acquisition and development	-	-	-	-	79,105	79,105	113
Land	-	-	6	6	31,959	31,965	829
Lines of credit	-	-	-	-	17,968	17,968	454
Commercial real estate	250	1,138	410	1,798	203,477	205,275	1,033
Commercial non-real estate	-	-	-	-	9,358	9,358	1,806
Home equity	821	-	1,115	1,936	27,030	28,966	1,290
Consumer	-	-	-	-	1,061	1,061	-
Total loans	$3,588	$1,608	$5,185	$10,381	$658,973	$669,354	$10,798

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual
December 31, 2013
Residential mortgage	$3,644	$4,471	$5,506	$13,621	$245,298	$258,919	$6,802
Construction, acquisition and development	-	-	814	814	74,725	75,539	814
Land	29	-	183	212	34,217	34,429	183
Lines of credit	419	-	66	485	21,113	21,598	304
Commercial real estate	724	28	851	1,603	218,557	220,160	1,155
Commercial non-real estate	1	-	-	1	8,582	8,583	-
Home equity	1,199	138	607	1,944	28,395	30,339	1,777
Consumer	1	-	-	1	1,184	1,185	-
Total loans	$6,017	$4,637	$8,027	$18,681	$632,071	$650,752	$11,035

Bancorp did not have any greater than 90 days and still accruing loans as of the periods ended September 30, 2014 and December 31, 2013.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Bancorp offers a variety of modifications to borrowers.  The modification categories offered can generally be described in the following categories:

●	Rate Modification – A modification in which the interest rate is changed.
●	Term Modification – A modification in which the maturity date, timing of payments or frequency of payments is changed.
●	Interest Only Modification – A modification in which the loan is converted to interest only payments for a period of time.
●	Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification above.
●	Loan Balance Modification – A modification in which a portion of the outstanding loan balance is forgiven.
●	Combination Modification – Any other type of modification, including the use of multiple categories above.

Bancorp has not purchased, sold or reclassified any loans to held for sale during the periods discussed.  Only mortgage loans originated specifically for sale are recorded as held for sale at the period ended September 30, 2014 and December 31, 2013.

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

There were no TDR’s that subsequently defaulted within 12 months of restructuring during the three and nine months ended September 30, 2014.  There were four TDR’s that subsequently defaulted within 12 months of restructuring during the three and nine months ended September 30, 2013.

There was a pre-modification and a post-modification balance of $0 for defaulted loans for the 12 months ended September 30, 2014 compared to the pre-modification balance of $1,757,000 and the post-modification balance of $1,050,000 for the four defaulted loans for the 12 months ended September 30, 2013.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables present loans that were restructured during the nine and three months ended September 30, 2014 (dollars in thousands):

	Nine months ended September 30, 2014
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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Three months ended September 30, 2014
	Rate Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts

Pre-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	-	-	-	-
Construction, acquisition and development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$-	-	$-	-	$-	-

Post-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	-	-	-	-
Construction, acquisition and development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	$-	-	$-	-	$-	-

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

 SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables present loans that were restructured that occurred during the nine and three months ended September 30, 2013 (dollars in thousands):

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Interest on TDRs was accounted for under the following methods as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	Number of Contracts	Accrual Status	Number of Contracts	Non- Accrual Status	Total Number of Contracts	Total Modifications
September 30, 2014
Residential mortgage	58	$23,218	5	$1,612	63	$24,830
Construction, acquisition and development	2	803	-	-	2	803
Land	5	997	1	6	6	1,003
Lines of credit	-	-	-	-	-	-
Commercial real estate	6	3,642	1	109	7	3,751
Commercial non-real estate	5	155	2	126	7	281
Home equity	-	-	-	-	-	-
Consumer	1	13	-	-	1	13
Total loans	77	$28,828	9	$1,853	86	$30,681

December 31, 2013
Residential mortgage	66	$28,966	5	$856	71	$29,822
Construction, acquisition and development	3	1,994	1	705	4	2,699
Land	5	1,080	2	6	7	1,086
Lines of credit	-	-	-	-	-	-
Commercial real estate	5	3,199	1	112	6	3,311
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	79	$35,239	9	$1,679	88	$36,918

Unless otherwise noted, the Bank requires collateral or other security to support financial instruments with off-balance-sheet credit risk (dollars in thousands).

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	September 30, 2014	December 31, 2013
Standby letters of credit	$12,214	$14,719
Home equity lines of credit	8,732	12,345
Unadvanced construction commitments	36,955	34,023
Mortgage loan commitments	4,104	4,193
Lines of credit	20,985	30,965
Loans sold with limited repurchase provisions	20,531	28,134

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2014 and December 31, 2013 for guarantees under standby letters of credit issued was $1,326,000 and $0, respectively.

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

Mortgage loan commitments not reflected in the accompanying statements of financial condition at September 30, 2014 included $4,104,000 at a fixed range of 3.875% to 4.750% and none at floating interest rates, and at December 31, 2013 included $4,193,000 at a fixed interest rate range of 3.625% to 5.250% and none at floating interest rates.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. The loans sold under these agreements for the nine month period ended September 30, 2014 and year ended December 31, 2013 were $61,391,000 and $116,788,000, respectively. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within the terms specified by the agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.

Except for the liability recorded for standby letters of credit at September 30, 2014, liabilities for credit loss associated with these commitments were not material at September 30, 2014 and December 31, 2013.

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

The following information should not be interpreted as an estimate of the fair value of Bancorp since a fair value calculation is only provided for a limited portion of Bancorp’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Bancorp’s financial instruments at September 30, 2014 and December 31, 2013.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments – Continued

Impaired loans are those for which Bancorp has measured impairment based on the present value of expected future cash flows or on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $17,357,000 and $19,856,000 at September 30, 2014 and December 31, 2013, respectively, less their valuation allowances of $2,464,000 and $3,303,000 at September 30, 2014 and December 31, 2013, respectively.

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

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring and recurring basis by level within the fair value hierarchy as of September 30, 2014 and December 31, 2013:

		September 30, 2014 Fair Value Measurement Using:
	September 30, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$14,893	$-	$-	$14,893
Foreclosed real estate	1,157	-	-	1,157
Total nonrecurring fair value measurements	$16,050	$-	$-	$16,050

Recurring fair value measurements
Mortgage servicing rights	$708	$-	$-	708
Rate lock commitments	277	-	277	-
Mandatory forward contracts	63	-	63	-
Total recurring fair value measurements	$1,048	$-	$340	$708
		December 31, 2013 Fair Value Measurement Using:
	December 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$16,553	$-	$-	$16,553
Foreclosed real estate	8,972	-	-	8,972
Total nonrecurring fair value measurements	$25,525	$-	$-	$25,525
Recurring fair value measurements
Mortgage servicing rights	$723	$-	$-	$723

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments - Continued

There were no liabilities that were required to be re-measured on a nonrecurring basis at September 30, 2014 or December 31, 2013.

The following table presents additional quantitative information about assets measured at fair value on a recurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2014
Mortgage servicing rights	$708	Market approach	Weighted average prepayment speed	8.81%

December 31, 2013
Mortgage servicing rights	$723	Market approach	Weighted average prepayment speed	8.30%

All appraisals are reviewed by the credit department; however, no modifications or adjustments are made to the appraisals received.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2014
Impaired loans	$14,893	Present value of future cash flows (1)	Discount rate	-6.00%

Foreclosed real estate	$1,157	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-6.00% to -24.83% (-15.43%)

December 31, 2013
Impaired loans	$15,942	Present value of future cash flows (1)	Discount rate	-6.00%
	$611	Appraisal of collateral (2)	Liquidation expenses (3)	-6.00%

Foreclosed real estate	$8,972	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-6.00% to -44.08% (-12.69%)

(1)	Cash flow which generally include various level 3 inputs which are not identifiable.
(2)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(3)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(4)	Includes qualitative adjustments by management and estimated liquidation expenses.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments – Continued

The estimated fair values of Bancorp's financial instruments as of September 30, 2014 and December 31, 2013 were as follows:

			Fair Value Measurement at September 30, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets	(dollars in thousands)
Cash and cash equivalents	$31,618	$31,618	$31,618	$-	$-
Investment securities (HTM)	62,297	62,746	-	62,746	-
Loans held for sale	9,601	9,857	-	9,857	-
Loans receivable, net	620,060	634,676	-	-	634,676
FHLB stock	5,936	5,936	-	5,936	-
Accrued interest receivable	2,392	2,392	-	2,392	-
Mortgage servicing rights	708	708	-	-	708
Rate lock commitments	277	277	-	277	-
Mandatory forward contracts	63	63	-	63	-

Financial Liabilities
Deposits	$537,743	$538,664	-	538,664	-
FHLB advances	115,000	108,744	-	108,744	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	1,886	1,886	-	1,886	-

Off Balance Sheet Commitments	$-	$-	$-	$-	$-

			Fair Value Measurement At December 31, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets	(dollars in thousands)
Cash and cash equivalents	$98,376	$98,376	$98,376	$-	$-
Investment securities (HTM)	44,661	45,213	-	45,213	-
Loans held for sale	3,726	3,825	-	3,825	-
Loans receivable, net	602,813	610,335	-	-	610,335
FHLB stock	6,190	6,190	-	6,190	-
Accrued interest receivable	2,353	2,353	-	2,353	-
Mortgage servicing rights	723	723	-	-	723

Financial Liabilities
Deposits	$571,249	$573,371	-	573,371	-
FHLB advances	115,000	106,876	-	106,876	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	1,375	1,375	-	1,375	-

Off Balance Sheet Commitments	$-	$-	$-	$-	$-

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

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at September 30, 2014 and December 31, 2013.

Accrued interest receivable and payable:
The carrying amounts of accrued interest receivable and accrued interest payable approximates their fair values.

Derivative Instruments:
Mortgage banking derivatives used in the ordinary course of business primarily consist of mandatory forward sales contracts (“forward contract”) and rate lock commitments.  The fair value of Bancorp’s derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants.  The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by Bancorp.  Forward contracts and rate lock loan commitments are classified as Level 2 in the fair value hierarchy.

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

Bancorp had net income of $1,359,000 for the nine months ended September 30, 2014, compared to a net loss of ($19,695,000) for the nine months ended September 30, 2013.  The 2013 net loss was primarily due to management’s decision to establish a valuation allowance on its deferred tax asset and the loss on the sale of certain non-performing commercial loans during the quarter ended September 30, 2013.  Bancorp is beginning to experience stronger loan demand and an improved interest rate spread from the levels experienced during the economic downturn.  However, Bancorp continues to experience strong competition among financial institutions for loans and deposits.  While the housing market has improved, it is still significantly below levels experienced in prior economic recoveries.

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

Results of Operations

Net income increased by $21,616,000 to a net income of $1,068,000 for the third quarter of 2014, compared to a net loss of ($20,548,000) for the third quarter of 2013.  Basic and diluted income (loss) per share was $0.05 for the third quarter of 2014 compared to a loss of ($2.08) for the third quarter of 2013. Net income increased by $21,054,000 to net income of $1,359,000 for the nine months ended September 30, 2014, compared to a net loss of ($19,695,000) for the nine months ended September 30, 2013.  Basic and diluted loss per share was ($0.04) for the nine months ended September 30, 2014 compared to ($2.06) for the nine months ended September 30, 2013. The increase in net income and basic and diluted earnings per share over last year was primarily due to management’s decision in 2013 to establish a valuation allowance on its deferred tax asset and the loss on the sale of certain non-performing commercial loans during the quarter ended September 30, 2013.

Net interest income, which is interest earned net of interest expense, decreased by $173,000, or 2.9%, to $5,847,000 for the third quarter of 2014, compared to $6,020,000 for the third quarter of 2013.  Net interest income decreased $1,497,000, or 8.0%, to $17,332,000 for the nine months ended September 30, 2014, compared to $18,829,000 for the nine months ended September 30, 2013. The primary reason for these decreases in net interest income was a decrease in the net yield on Bancorp’s loan portfolio, partially offset by an increase in the loan portfolio.

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

The provision for loan losses decreased by $11,950,000, or 98.0%, to $250,000 for the third quarter of 2014, compared to $12,200,000 for the third quarter of 2013.   The provision for loan losses decreased by $12,389,000, or 96.6%, to $431,000 for the nine months ended September 30, 2014, compared to $12,820,000 for the same period in 2013. These decreases are primarily due to the loss on the sale of certain non-performing commercial loans during the quarter ended September 30, 2013.  The loss on the sale reduced the allowance for loan losses, requiring a $12,200,000 provision for loan losses during the quarter ended September 30, 2013.

Total non-interest income increased by $16,000, or 1.3%, to $1,245,000 for the third quarter of 2014, compared to $1,229,000 for the third quarter of 2013.  The primary reason for this increase in non-interest income was an increase in other non-interest income from the unrealized gain recorded on certain mortgage banking derivatives and an increase in real estate commissions, partially offset by a decrease of mortgage banking activities for the quarter.  Total non-interest income decreased by $1,336,000, or 29.6%, to $3,183,000 for the nine months ended September 30, 2014, compared to $4,519,000 for the same period in 2013.  The primary reason for this decrease in non-interest income was a decrease in mortgage banking activities partially offset by an increase in real estate commissions and other non-interest income.  Mortgage banking activities decreased $488,000, or 61.5%, to $306,000 for the third quarter of 2014, compared to $794,000 for the third quarter of 2013.  Mortgage banking activities decreased $2,095,000, or 68.9%, to $945,000 for the nine months ended September 30, 2014, compared to $3,040,000 for the same period in 2013.    These decreases in activity were the result of a general slowdown in residential loan originations and in the sale of loans.  Real estate commissions increased by $79,000, or 52.7%, to $229,000 for the third quarter of 2014, compared to $150,000 for the third quarter of 2013.  Real estate commissions increased $320,000, or 89.4%, to $678,000 for the nine months ended September 30, 2014, compared to $358,000 for the same period in 2013.  The increase in real estate commissions was due to increased sales and leasing activity in 2014 compared to 2013. Real estate management fees decreased by $8,000, or 4.6%, to $167,000 for the third quarter of 2014, compared to $175,000 for the third quarter of 2013.    Real estate management fees increased $48,000, or 9.0%, to $579,000 for the nine months ended September 30, 2014, compared to $531,000 for the same period in 2013.  Other non-interest income increased $433,000, or 393.6%, to $543,000 for the third quarter of 2014, compared to $110,000 for the third quarter 2013.  Other non-interest income increased $391,000, or 66.3%, to $981,000 for the nine months ended September 30, 2014, compared to $590,000 for the for the same period in 2013.  The primary reason for the increase was an increase in the unrealized gain recorded on certain mortgage commitment derivatives. Mortgage banking derivatives used in the ordinary course of business primarily consist of mandatory forward sales contracts ("forward contracts") and rate lock commitments, which are recorded at fair value.

Total non-interest expenses decreased $1,667,000, or 22.5%, to $5,754,000 for the third quarter of 2014, compared to $7,421,000 for the third quarter of 2013.  Total non-interest expenses decreased $2,818,000, or 13.1%, to $18,695,000 for the nine months ended September 30, 2014, compared to $21,513,000 for the same period in 2013.  The primary reason for this decrease in non-interest expense was a decrease in foreclosed real estate expenses.  Compensation and related expenses increased by $83,000, or 2.4%, to $3,608,000 for the third quarter of 2014, compared to $3,525,000 for the same period in 2013. Compensation and related expenses increased by $197,000, or 1.8%, to $10,850,000 for the nine months ended September 30, 2014, compared to $10,653,000 for the same period in 2013.  Net occupancy costs increased by $90,000, or 27.2%, to $421,000 for the third quarter of 2014, compared to $331,000 for the third quarter of 2013.  Net occupancy costs increased by $29,000, or 2.3%, to $1,272,000 for the nine months ended September 30, 2014, compared to $1,243,000 for the same period in 2013.  These increases were primarily the result of an increase in maintenance costs.  Legal fees decreased by $157,000, or 74.1%, to $55,000 for the third quarter of 2014, compared to $212,000 for the third quarter of 2013.  Legal fees decreased $407,000, or 64.2%, to $227,000 for the nine months ended September 30, 2014, compared to $634,000 for the same period in 2013. These decreases were primarily due to a reduced need for services from outside legal firms in 2014 compared to 2013. Foreclosed real estate expense decreased by $1,315,000, or 96.2%, to $52,000 for the third quarter of 2014 compared to $1,367,000 for the second quarter of 2013 due to a decrease in foreclosure activity.  Foreclosed real estate expenses decreased by $3,581,000, or 100.7%, to ($25,000) for the nine months ended September 30, 2014, compared to $3,556,000 for the same period in 2013.  These decreases were primarily due to net gains realized in 2014 on real estate owned or “REO” properties sold, significant REO write-down taken in 2013, and lower expenses incurred on a reduced number of properties held in 2014, compared to 2013.  There was a reduction of 19 REO properties at September 30, 2014 compared to the number at September 30, 2013.    FDIC assessments and regulatory expense decreased by $40,000, or 10.9% to $326,000 for the third quarter of 2014, compared to $366,000 for the third quarter of 2013.  FDIC assessments and regulatory expense decreased by $42,000, or 4.0% to $1,009,000 for the nine months ended September 30, 2014, compared to $1,051,000 for the same period in 2013.  These decreases were primarily due to a decrease in the risk-based assessment charged by the FDIC.  Professional fees decreased by $117,000, or 27.9%, to $302,000 for the third quarter of 2014, compared to $419,000 for the third quarter of 2013.  Professional fees decreased by $166,000, or 18.0% to $757,000 for the nine months ended September 30, 2014, compared to $923,000 for the same period in 2013.  These decreases were primarily due to a decrease in consulting related fees in 2014.  Office supplies decreased $79,000, or 46.5%, to $91,000 for the third quarter of 2014, compared to $170,000 for the third quarter of 2013.  Office supplies decreased by $155,000, or 38.9% to $243,000 for the nine months ended September 30, 2014, compared to $398,000 for the same period in 2013.  These decreases were primarily due to a decrease in supplies used in 2014.  Online charges stayed the same at $212,000 for the third quarter of 2014, compared to $212,000 for the third quarter of 2013.  Online charges increased by $97,000, or 15.3% to $729,000 for the nine months ended September 30, 2014, compared to $632,000 for the same period in 2013.  This increase was primarily due to a general increase in processing charges in 2014.  Credit report and appraisal fees increased $51,000, or 20.8%, to $296,000 for the third quarter of 2014, compared to $245,000 for the third quarter of 2013.  Credit report and appraisal fees increased by $112,000, or 17.9% to $737,000 for the nine months ended September 30, 2014, compared to $625,000 for the same period in 2013.  These increases were primarily due to higher fees paid for credit reports and appraisals.  Other non-interest expenses decreased by $183,000, or 31.9%, to $391,000 for the third quarter of 2014 compared to $574,000 for the third quarter of 2013.  Other non-interest expenses increased by $1,098,000, or 61.1% to $2,896,000 for the nine months ended September 30, 2014, compared to $1,798,000 for the same period in 2013.  This was primarily due to a $1,400,000 reserve recorded for contingent liabilities related to standby letters of credit during the quarter ended June 30, 2014 and a reversal of approximately $74,000 of that accrual during the quarter ended September 30, 2014.

Income Taxes

Income tax provision decreased by $8,156,000, or 99.8%, to $20,000 for the third quarter of 2014, compared to $8,176,000 for the third quarter of 2013.  Income tax provision decreased by $8,680,000, or 99.7%, to $30,000 for the nine months ended September 30, 2014, compared to $8,710,000 for the same period in 2013. These decreases were primarily due to management’s decision to record a non-cash charge in the third quarter of 2013 of approximately $9,086,000 to provide a valuation allowance for its net deferred tax asset as of June 30, 2013, and in addition, to not record an approximately $3,978,000 deferred tax benefit for the taxable loss incurred during the quarter ended September 30, 2013.

Analysis of Financial Condition

Total assets decreased $30,290,000, or 3.8%, to $769,313,000 at September 30, 2014, compared to $799,603,000 at December 31, 2013.  The decrease was primarily due to a reduction in cash and cash equivalents partially offset by an increase in investments and the loan portfolio.  Cash and cash equivalents decreased by $66,758,000, or 67.9%, to $31,618,000 at September 30, 2014, compared to $98,376,000 at December 31, 2013.  This decrease was primarily due to the purchase of securities for the investment portfolio, an increase in loan originations, and decreases in deposits. Loans receivable increased $17,247,000 or 2.9%, to $620,060,000 at September 30, 2014, compared to $602,813,000 at December 31, 2013.  Loans held for sale increased $5,875,000, or 157.7%, to $9,601,000 at September 30, 2014, compared to $3,726,000 at December 31, 2013.  This increase was primarily due to a higher demand for loans and the timing of loans sold as of September 30, 2014.  Foreclosed real estate decreased $3,948,000, or 44.0%, to $5,024,000 at September 30, 2014 compared to $8,972,000 at December 31, 2013. This decrease was the result of more properties sold than foreclosed on during the nine months ended September 30, 2014.  Total deposits decreased $33,506,000, or 5.9%, to $537,743,000 at September 30, 2014 compared to $571,249,000 at December 31, 2013.  This decrease was primarily the result of Bancorp’s continued monitoring of the deposit portfolio and allowing higher rate deposits to run-off.  Long-term borrowings remained at $115,000,000 at September 30, 2014 and December 31, 2013.  These borrowings do not mature until 2016 or later and would incur prepayment penalties if paid earlier.  Accrued interest payable and other liabilities increased $3,246,000, or 50.2% to $9,712,000 at September 30, 2014 compared to $6,466,000 at December 31, 2013.  The primary reasons was a reserve recorded for contingent liabilities related to standby letters of credit during the nine months ended September 30, 2014 and the accruals for cumulative dividends due on of its Series B Fixed Rate Cumulative Perpetual Preferred Stock and interest due on its Junior Subordinated Debt Securities Due 2035.

Stockholders’ Equity

Total stockholders’ equity decreased $30,000 to $82,739,000 at September 30, 2014 compared to $82,769,000 as of December 31, 2013.  This decrease was primarily due to dividends declared on the Series B Fixed Rate Cumulative Perpetual Preferred Stock, partially offset by net income.

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

Management believes Bancorp has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $150,979,000 at September 30, 2014.  Based on past experience, management believes that a significant portion of such deposits will remain with Bancorp. At September 30, 2014, Bancorp had commitments to originate mortgage loans of $4,104,000, unadvanced home equity lines of credit of $8,732,000, unadvanced construction commitments of $36,955,000, unused lines of credit of $20,985,000 and commitments under standby letters of credit of $12,214,000.  Bancorp has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise.  As of September 30, 2014, outstanding FHLB Atlanta borrowings totaled $115,000,000, and Bancorp had available to it an additional $41,910,000 in borrowing availability from FHLB Atlanta.

Net cash from operating activities decreased $13,585,000 to cash used by operating activities of $2,678,000 for the nine months ended September 30, 2014, compared to cash provided by operating activities of $10,907,000 for the same period in 2013. This decrease was primarily the result of a decrease in proceeds from loans sold to others net of loans originated for sale in 2014 and an increase in other liabilities.  Net cash from investing activities decreased $64,552,000 to cash used in investing activities of $30,577,000 for the nine months ended September 30, 2014, compared to cash provided by investing activities of $33,975,000 for the same period in 2013.  This decrease was primarily due to the $20,554,000 purchase of mortgaged-backed and investment securities in the second quarter of 2014 and a net increase in funds used for new loan originations compared to a net decrease for the same period in 2013.  Net cash used in financing activities increased $15,024,000 to $33,503,000 for the nine months ended September 30, 2014, compared to $18,479,000 for the same period in 2013.  This increase was primarily due to a larger decrease in deposits in 2014 compared to the decrease in deposits during the same period in 2013.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of twenty percent of its total assets, with the FHLB Atlanta.  As of September 30, 2014, the total available line of credit with the FHLB Atlanta was approximately $156,910,000, of which $115,000,000 was outstanding in the form of long-term borrowings.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of September 30, 2014 (dollars in thousands):

Principal Amount	Rate	Maturity
$15,000	1.81% to 1.83%	2016
70,000	2.43% to 4.05%	2017
15,000	2.58% to 3.43%	2018
15,000	4.00%	2019
$115,000

Subordinated Debentures

As of September 30, 2014, Bancorp had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association, as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (0.23% as of September 30, 2014) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

The 2035 Debentures were issued and sold to Severn Capital Trust I (the “Trust”), of which 100% of the common equity is owned by Bancorp.  The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures.  The 2035 Debentures held by the Trust are the sole assets of the Trust.  Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures.  Bancorp has entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee.  Under the terms of the 2035 Indenture, Bancorp is permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods provided that no event of default has occurred and is continuing.  As of September 30, 2014, Bancorp has deferred the payment of ten quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,226,000.

Under the terms of Bancorp’s 2035 Indenture, if Bancorp has deferred payments of interest on the 2035 Debentures, Bancorp may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of its capital stock, including common stock until all such deferred interest has been paid.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the deferred interest on the 2035 Debentures has been paid in full.

On November 15, 2008, Bancorp completed a private placement offering consisting of a total of 70 units, at an offering price of $100,000 per unit, for gross proceeds of $7.0 million. Each unit consists of 6,250 shares of Bancorp's Series A 8.0% Non-Cumulative Convertible Preferred Stock and Bancorp's Subordinated Note in the original principal amount of $50,000.

The aggregate principal amount of Subordinated Notes outstanding at September 30, 2014 was $3,500,000.  The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Debt issuance costs totaled $245,000 and are being amortized over 10 years.  Interest payments on the Subordinated Notes are current as of September 30, 2014.

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

Bancorp’s ability to declare dividends on its common stock are limited by the terms of Bancorp’s Series A preferred stock and Series B preferred stock.  Bancorp may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to its common stock in any quarter until the dividend on the Series A Preferred Stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally Bancorp may not declare or pay any dividend or distribution on its common stock, and Bancorp may not purchase, redeem or otherwise acquire for consideration any of its common stock, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Series B Preferred Stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside), subject to certain minor exceptions.  Dividends on the Series A Preferred Stock and Series B Preferred Stock have not been paid since the first quarter of 2012 because Bancorp did not receive approval from the Federal Reserve Bank of Richmond to pay such dividends.  As of September 30, 2014, Bancorp has unpaid cumulative dividends and interest in arrears on the Series B Preferred Stock of $3,829,000.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the dividend in arrearage on its Series B Preferred Stock has been paid in full.

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

Average Balance Sheet

The following table presents Bancorp’s distribution of the average consolidated balance sheets and net interest analysis for the nine months ended September 30, 2014 and September 30, 2013:

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$617,855	$22,811	4.92%	$658,069	$25,110	5.09%
Held to maturity securities (2)	51,778	686	1.77%	33,099	456	1.83%
Other interest-earning assets (3)	42,393	233	0.73%	63,695	243	0.51%

Total interest-earning assets	712,026	23,730	4.44%	754,863	25,809	4.56%

Non-interest earning assets	77,619			86,457

Total assets	$789,645			$841,320

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$265,782	288	0.14%	$273,217	625	0.31%
Certificates of deposit	293,635	2,636	1.20%	313,424	3,009	1.28%
Borrowings	139,119	3,474	3.33%	139,119	3,346	3.21%

Total interest-bearing liabilities	698,536	6,398	1.22%	725,760	6,980	1.28%

Non-interest bearing liabilities	9,417			7,190

Stockholders' equity	81,692			108,370

Total liabilities and stockholders’ equity	$789,645			$841,320

Net interest income and interest rate spread		$17,332	3.22%		$18,829	3.28%

Net interest margin			3.25%			3.33%

Average interest-earning assets to average interest-bearing liabilities			101.93%			104.01%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	Bancorp does not have any tax-exempt securities.
(3)	Other interest-earning assets include interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 12 to the unaudited Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2013, as reported in Bancorp’s Form 10-K filed with the SEC on March 18, 2014.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of Bancorp's management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2014.  Disclosure controls and procedures are defined in Rule 13a-15(e) under the Securities Exchange Act as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, Bancorp’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Bancorp’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.  Based on that evaluation, there were no such changes during the quarter ended September 30, 2014.

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

As noted above, Bancorp and the Bank entered into formal agreements with the regulators that require, among other things, that Bancorp and Bank obtain prior regulatory approval before paying any dividends or distributions.  During the third quarter of 2014, Bancorp did not receive approval from the Federal Reserve Bank of Richmond to pay dividends on the cumulative Series B Preferred Stock in the amount of $526,000 due on August 15, 2014 and the non-cumulative Series A Preferred Stock in the amount of $70,000 due on September 30, 2014.  As of September 30, 2014, Bancorp has unpaid cumulative dividends and interest in arrears on the Series B Preferred Stock of $3,829,000 and $0 on the Series A Preferred Stock.

Also as noted above, as permitted under the terms of the 2035 Indenture, as of September 30, 2014, Bancorp has deferred the payment of ten quarters of interest on its 2035 Debentures and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,226,000.

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

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of September 30, 2014 and for the nine months ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) The Consolidated Statements of Stockholders’ Equity for the nine Months Ended September 30, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

November 12, 2014	Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2014	Thomas G. Bevivino
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

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of September 30, 2014 and for the three months ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.