Form 10-K
period 2014-12-31
SEVERN BANCORP INC
filed 2015-03-17
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the 6,382,669 shares of common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2014 of $4.64 per share was $29,615,584.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 1, 2015, there were issued and outstanding 10,067,379 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year-ended December 31, 2014, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  Any forward-looking statements are not guarantees of Bancorp’s future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under “Item 1A. Risk Factors” and the following:

•	Changes in general economic and political conditions and by governmental monetary and fiscal policies;

•	Changes in the economic conditions of the geographic areas in which Bancorp conducts business;

•	Changes in interest rates;

•	A downturn in the real estate markets in which Bancorp conducts business;

•	The high degree of risk exhibited by Bancorp’s loan portfolio;

•	Environmental liabilities with respect to properties of which Bancorp has title;

•	Changes in federal and state regulation, including recent changes in capital requirements;

•	The effects of the supervisory and formal agreements entered into by Bancorp and Severn Savings Bank, FSB with their respective federal regulator;

•	Bancorp’s ability to estimate loan losses;

•	Competition;

•	Breaches in security or interruptions in Bancorp’s information systems, including cyber security risks;

•	Bancorp’s ability to timely develop and implement technology;

ii

•	Bancorp’s ability to retain its management team;

•	Perception of Bancorp in the marketplace;

•	Bancorp’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; and

•	Terrorist attacks and threats or actual war.

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

 On November 23, 2009, Bancorp and the Bank each entered into a supervisory agreement with the Office of Thrift Supervision (“OTS”).  The Bank’s supervisory agreement was replaced by a formal agreement dated April 23, 2013 with the Office of the Comptroller of the Currency (“OCC”).  Bancorp’s supervisory agreement is now enforced by the Board of Governors of the Federal Reserve System (“Federal Reserve” or “FRB”).   See “Supervisory and Formal Agreements” for more information.

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

As of December 31, 2014, Bancorp had total assets of $776,328,000, total deposits of $543,814,000, and total stockholders’ equity of $83,810,000. Net income of Bancorp for the year ended December 31, 2014 was $2,909,000.  For more information, see “Item 6. Selected Financial Data.”

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

Business of the Bank

The Bank was organized in 1946 in Baltimore, Maryland as Pompei Permanent Building and Loan Association.  It relocated to Annapolis, Maryland in 1980 and its name was changed to Severn Savings Association.  Subsequently, the Bank obtained a federal charter and changed its name to Severn Savings Bank, FSB.  The Bank operates four full-service branch offices and one administrative office.  The Bank operates as a federally chartered savings bank whose principal business is attracting deposits from the general public and investing those funds in mortgage and commercial loans.   The Bank also uses advances, or loans, from the Federal Home Loan Bank of Atlanta, (“FHLB-Atlanta”) to fund its mortgage activities.  The Bank provides a wide range of retail and mortgage banking services. Deposit services include checking, savings, money market, time deposit and individual retirement accounts. Loan services include various types of real estate, consumer, and commercial lending. The Bank also provides safe deposit boxes, ATMs, debit cards, and internet and telephone banking.

The Bank’s revenues are derived principally from interest earned on mortgage, commercial and other loans, and fees charged in connection with the loans and banking services.  The Bank’s primary sources of funds are deposits, advances from the FHLB-Atlanta, proceeds from loans sold on the secondary market, and payments and principal prepayment of its loans.  The principal executive offices of the Bank are maintained at 200 Westgate Circle, Suite 200, Annapolis Maryland, 21401.  Its telephone number is 410-260-2000 and its e-mail address is mailman@severnbank.com.

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

For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Bancorp’s interest income and expense during the fiscal years ended December 31, 2014 and 2013, refer to Item 6, “Selected Financial Data - Rate Volume Table”.

Market Area

The Bank’s market area is primarily Anne Arundel County, Maryland and nearby areas, due to its four branch locations, all being located in Anne Arundel County.

The Bank continues to expand its business relationship banking department by focusing on the needs of the business community in Anne Arundel County, Maryland.  In addition, the Bank increased its offerings to businesses and consumers, including additional commercial lending products, business internet banking, and an expanded line of consumer deposit products.  The Bank has traditionally focused its lending activities on first mortgage loans secured by real estate for the purpose of purchasing, refinancing, developing and constructing one-to-four family residences and commercial properties in and near Anne Arundel County, Maryland. The demand for first mortgage lending has increased in 2014, as the Bank continues to be a leading mortgage lender in its market area in 2014.  The Bank participates in the secondary market and sells loans it originates either with mortgage servicing rights released or retained.

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

The terms of both agreements will remain in effect until terminated, modified or suspended by the respective regulatory agency. The foregoing summaries are qualified by reference to (i) the supervisory agreement, a copy of which is filed as an exhibit to Bancorp’s Annual Report on Form 10-K for fiscal year ended December 31, 2009  filed with the Securities and Exchange Commission on March 15, 2010 and (ii) the formal agreement, a copy of which is filed as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on May 8, 2013.

Loan Portfolio Composition

The following table sets forth the composition of Bancorp’s loan portfolios by type of loan at the dates indicated.  The table includes a reconciliation of total net loans receivable, including loans held for sale, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowances for losses on loans as of December 31:

	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Residential mortgage	$309,461	44.91%	$258,919	39.56%	$269,405	38.60%	$295,876	39.78%	$326,255	38.87%
Construction, land acquisition and development	84,325	12.24%	75,539	11.54%	71,523	10.25%	99,122	13.32%	144,098	17.17%
Land	30,426	4.42%	34,429	5.26%	50,900	7.29%	59,649	8.02%	63,155	7.52%
Lines of credit	19,251	2.79%	21,598	3.30%	31,428	4.50%	34,278	4.61%	36,642	4.37%
Commercial real estate	198,539	28.81%	220,160	33.64%	222,038	31.81%	203,010	27.29%	212,477	25.32%
Commercial non-real estate	10,167	1.47%	8,583	1.31%	6,120	0.88%	5,599	0.75%	8,434	1.00%
Home equity	28,750	4.17%	30,339	4.64%	34,609	4.96%	41,309	5.56%	43,501	5.18%
Consumer	1,040	0.15%	1,185	0.18%	858	0.12%	897	0.12%	1,302	0.16%
Loans held for sale	7,165	1.04%	3,726	0.57%	11,116	1.59%	4,128	0.55%	3,426	0.41%

Total gross loans	689,124	100.00%	654,478	100.00%	697,997	100.00%	743,868	100.00%	839,290	100.00%

Deferred loan origination fees and costs, net	(2,480)		(2,131)		(2,047)		(2,485)		(3,205)

Loans in process	(36,162)		(34,069)		(15,647)		(18,014)		(23,851)

Allowance for loan losses	(9,435)		(11,739)		(17,478)		(25,938)		(29,871)

Total loans net	$641,047		$606,539		$662,825		$697,431		$782,363

Lending Activities

General

The Bank originates mortgage loans of all types, including residential, residential-construction, commercial-construction, commercial, land and residential lot loans.  The Bank also originates non-mortgage loans, which include consumer, business and commercial loans.  These loans constitute a small part of the Bank’s portfolio.

The Bank originated and funded $232,781,000 and $249,033,000 of loans for the years ended December 31, 2014 and 2013, respectively.

Loan Origination Procedures

The following table contains information on the activity of the Bank’s loans held for sale and its loans held for investment in its portfolio:

	For the Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Held for Sale:
Beginning balance	$3,726	$11,116	$4,128
Originations	93,999	116,788	105,674
Net sales	(90,560)	(124,178)	(98,686)

Ending balance	$7,165	$3,726	$11,116

Held for investment:
Beginning balance	$650,752	$686,881	$739,740
Originations and purchases	138,782	132,245	85,324
Transfers to foreclosed real estate	(847)	(10,341)	(16,515)
Repayments/payoffs	(106,728)	(109,381)	(121,668)
Bulk loan sales	-	(48,652)	-

Ending balance	$681,959	$650,752	$686,881

The Bank originates residential mortgage loans that are to be held in the Bank’s loan portfolio as well as loans that are intended for sale in the secondary market.  Loans sold in the secondary market are primarily sold to investors with which the Bank maintains a correspondent relationship.  These loans are made in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market, and are approved either by the Bank’s underwriter or the correspondent’s underwriter.  Loans considered for the Bank’s portfolio with borrowers that have lending relationships less than $500,000 are approved by the Bank’s Officers, which includes the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer and the Chief Lending Officer.  Loans considered for the Bank’s portfolio with borrowers that have lending relationships of $500,000 or greater are approved by the Bank’s Directors Loan Committee.  Meetings of the Directors Loan Committee are open to attendance by any member of the Bank’s Board of Directors who wishes to attend.  The loan committee reports to and consults with the Board of Directors in interpreting and applying the Bank’s lending policy.  Single loans greater than $2,000,000, or loans to one borrower aggregating more than $4,000,000, up to $16,037,000 (the maximum amount of loans to one borrower as of December 31, 2014), must also have Board of Directors’ approval.

Loans that are sold are typically long-term (15 or more years) loans with fixed interest rates eligible for resale in the secondary market.  Loans retained for Bancorp’s portfolio typically include construction loans, commercial loans and loans that periodically reprice or mature prior to the end of an amortized term.  Loans are sold with either servicing released or retained by the Bank.  As of December 31, 2014, the Bank was servicing $21,577,000 in loans for Federal Home Loan Mortgage Corporation (“FHLMC”), $46,347,000 in loans for Federal National Mortgage Association (“FNMA”) and $25,408,000 in loans for other investors.

The following table contains information, as of December 31, 2014, on the percentage of fixed-rate single-family loans serviced for others by the Bank, by interest rate category.

Interest rate range	Percentage of Portfolio
Less than 5.00%	92.2%
5.00 – 6.00%	7.6%
6.01 – 7.00%	0.1%
7.01 – 8.00%	0.0%
Over 8.00%	0.1%
100.0%

The Bank’s mortgage loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  The authority of the loan committee to approve loans is established by the Board of Directors and currently is commensurate with the Bank’s limitation on loans to one borrower.  The Bank’s maximum amount of loans to one borrower currently is equal to 15% of the Bank’s unimpaired capital, or $16,037,000 as of December 31, 2014.  Loans greater than this amount require participation by one or more additional lenders.  Letters of credit are subject to the same limitations as direct loans.  The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate.  The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

Residential Mortgage Loans

At December 31, 2014, Bancorp’s residential mortgage loan portfolio totaled $309,461,000, or 44.9% of Bancorp’s loan portfolio.  All of Bancorp’s residential mortgage loans are secured by one to four family residential properties.

Commercial Real Estate Loans

At December 31, 2014, Bancorp’s commercial real estate loan portfolio totaled $198,539,000, or 28.8% of Bancorp’s loan portfolio.  All of Bancorp’s commercial real estate loans are secured by improved property such as office buildings, retail strip shopping centers, industrial condominium units and other small businesses, most of which are located in the Bank’s primary lending area.  The largest commercial real estate loan outstanding at December 31, 2014 was a $7,945,000 loan secured by a commercial property in Edgewater, Maryland.  This loan has consistently performed in accordance with the terms of the debt instrument.

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

Construction and Land Acquisition and Development Loans

The Bank originates loans to finance the construction of one-to-four family dwellings, and to a lesser extent, commercial real estate.  It also originates loans for the acquisition and development of unimproved property to be used for residential and/or commercial purposes in cases where the Bank is to provide the construction funds to improve the properties.  As of December 31, 2014, Bancorp had 105 construction loans outstanding in the gross aggregate amount of $84,325,000, representing 12.2% of its loan portfolio.  Included in that total were commitments to advance an additional $36,162,000.

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

Land and Residential Building Lots

Land loans include loans to developers for the development of residential subdivisions and loans on unimproved lots primarily to individuals.  At December 31, 2014, Bancorp had outstanding land and residential building lot loans totaling $30,426,000, or 4.4% of the total loan portfolio.  The largest of these loans is for $2,995,000, is secured by residential lots in Severn, Maryland, and has performed in accordance with the terms of the debt instrument.  Land development loans typically are short-term loans; the duration of these loans is typically not greater than three years.  The interest rate on land loans is generally at least 1% or 2% over the prime rate.   The loan-to-value ratio generally does not exceed 75% at the time of loan origination. Land and residential building lot loans typically are made to customers of the Bank and developers and contractors with whom the Bank has had previous lending experience.  In addition to the customary requirements for these types of loans, the Bank may also require a satisfactory Phase I environmental study and feasibility study to determine the profit potential of the development.

Lines of Credit and Commercial Non-Real Estate Loans

The Bank also offers other business and commercial loans.  These are loans to businesses are typically lines of credit or other loans that are not secured by real estate, although equipment, securities, or other collateral may secure them.  They typically are offered to customers with long-standing relationships with the Bank.  At December 31, 2014, $29,418,000, or 4.3%, of the loan portfolio consisted of lines of credit and other commercial loans.

Home Equity and Other Consumer Loans

The Bank also offers other loans to consumers, including home equity loans, home equity lines of credit and other consumer loans.  At December 31, 2014, $29,790,000, or 4.3% of the loan portfolio consisted of these loans.

Loan Portfolio Cash Flows

The following table sets forth the estimated maturity of Bancorp’s loan portfolios by type of loan at December 31, 2014.  The estimated maturity reflects contractual terms at December 31, 2014.  Contractual principal repayments of loans do not necessarily reflect the actual life of the Bank’s loan portfolios.  The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of “due on sale” clauses.  The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Due Within one year or less	Due after 1 through 5 years	Due after 5 years	Total
	(dollars in thousands)
Residential mortgage	$30,909	$29,226	$256,491	$316,626	*
Construction, land acquisition and development	67,593	16,732	-	84,325
Land	14,602	7,067	8,757	30,426
Lines of credit	13,453	5,626	172	19,251
Commercial real estate	16,696	49,370	132,473	198,539
Commercial, non-real estate	207	3,357	6,603	10,167
Home equity	-	-	28,750	28,750
Consumer	150	878	12	1,040
Total	$143,610	$112,256	$433,258	$689,124

*Includes loans categorized as held for sale.

The following table contains certain information as of  December 31, 2014 relating to the loan portfolio of Bancorp with the dollar amounts of loans due after one year that have fixed and floating rates.  All loans are shown maturing based upon contractual maturities and include scheduled payments but not possible prepayments.

	Fixed	Floating	Total
	(dollars in thousands)
Residential mortgage	$129,723	$155,994	$285,717	*
Construction, land acquisition and development	12,093	4,639	16,732
Land	6,536	9,288	15,824
Lines of credit	-	5,798	5,798
Commercial real estate	63,561	118,282	181,843
Commercial, non-real estate	6,407	3,553	9,960
Home equity	-	28,750	28,750
Consumer	890	-	890
Total	$219,210	$326,304	$545,514

*Includes loans categorized as held for sale.

Loans to One Borrower

Under regulatory guidelines, the aggregate amount of loans that the Bank may make to one borrower was $16,037,000 at December 31, 2014, which is 15% of the Bank’s unimpaired capital and unimpaired surplus.  The Bank’s three largest loans at December 31, 2014 were a $7,945,000 loan secured by a commercial property located in Edgewater, Maryland, a $5,213,000 loan secured by commercial property in Columbia, Maryland and a $4,791,000 loan secured by commercial property located in Annapolis, Maryland.  All three loans are performing as agreed.

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

The Bank’s mortgage loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  Loans considered for the Bank’s portfolio with borrowers that have lending relationships less than $500,000 are approved by the Bank’s Officers Loan Committee, which includes the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer and the Chief Lending Officer.  Loans considered for the Bank’s portfolio with borrowers that have lending relationships of $500,000 or greater are approved by the Bank’s Directors Loan Committee.  Meetings of the Financial Directors’ Loan Committee are open to attendance by any member of the Bank’s Board of Directors who wishes to attend.  The loan committee reports to and consults with the Board of Directors in interpreting and applying the Bank’s lending policy.  Single loans greater than $2,000,000, or loans to one borrower aggregating more than $4,000,000, up to $16,037,000 (the maximum amount of loans to one borrower as of December 31, 2014), must also have Board of Directors’ approval. The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate. The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

The Bank discontinues the accrual of interest on loans 90 days or more past due, at which time all previously accrued but uncollected interest is deducted from income.  $1,171,000 in interest income would have been recorded for the year ended December 31, 2014 if the loans had been current in accordance with their original terms and had been outstanding throughout the year ended December 31, 2014 or since their origination (if held for only part of the fiscal year).  For the year ended December 31, 2014, $539,000 in interest income on such loans was actually included in net income.  The following table sets forth information as to non-accrual loans and other non-performing assets.

	At December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Residential mortgage	$6,052	$6,802	$14,436	$8,912	$18,778
Construction, land acquisition and development	115	814	8,564	10,997	15,160
Land	847	183	4,688	6,813	5,890
Lines of credit	388	304	1,877	2,019	4,265
Commercial real estate	652	1,155	5,793	2,140	1,927
Commercial non-real estate	1,775	-	111	5	-
Home Equity	3,016	1,777	2,000	343	118
Consumer	-	-	26	203	26
Total non-accrual loans	$12,845	$11,035	$37,495	$31,432	$46,164
Accruing loans greater than 90 days past due	$-	$-	$-	$-	$-
Foreclosed real-estate	$1,947	$8,972	$11,441	$19,932	$20,955
Total non-performing assets	$14,792	$20,007	$48,936	$51,364	$67,119
Nonaccrual troubled debt restructures (included above)	$2,641	$2,091	$5,635	$19,351	$13,299
Accruing troubled debt restructurings	$27,724	$34,827	$56,448	$40,424	$58,730
Total non-accrual loans to net loans	2.0%	1.8%	5.8%	4.5%	5.9%
Allowance for loan losses to total non-performing loans, including loans contractually past due 90 days or more	73.5%	106.4%	46.6%	82.5%	64.7%
Total non-accrual and accruing loans greater than 90 days past due to total assets	1.7%	1.4%	4.4%	3.5%	4.8%
Total non-performing assets to total assets	1.9%	2.5%	5.7%	5.7%	7.0%

Included in non-accrual residential mortgage loans at December 31, 2014, were 24 loans totaling $6,052,000 to consumers and no loans to builders.  Included in non-accrual land loans at December 31, 2014 were seven loans totaling $847,000.

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

Total classified loans as of December 31, 2014 were $27,861,000 of which all were classified substandard   The allowance for loan losses as of December 31, 2014 was $9,435,000, which was 1.4% of gross loans receivable and 73.5% of total non-performing loans.

[see table on following page]

The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans (excluding loans held for sale) as of December 31,

	2014		2013		2012		2011		2010
	Allowance Amount	Percentage of Loans in each Category to Total Loans	Allowance Amount	Percentage of Loans in each Category to Total Loans	Allowance Amount	Percentage of Loans in each Category to Total Loans	Allowance Amount	Percentage of Loans in each Category to Total Loans	Allowance Amount	Percentage of Loans in each Category to Total Loans
	(dollars in thousands)
Residential mortgage	$4,664	45.38%	$6,291	39.79%	$8,418	39.22%	$12,303	40.00%	$16,339	39.03%
Construction, land acquisition and development	362	12.37%	414	11.61%	2,120	10.41%	3,916	13.40%	3,997	17.24%
Land	646	4.46%	1,346	5.29%	2,245	7.41%	2,405	8.06%	4,225	7.56%
Lines of credit	12	2.82%	36	3.32%	87	4.57%	725	4.63%	458	4.38%
Commercial real estate	2,504	29.11%	2,512	33.83%	3,295	32.33%	4,157	27.44%	3,949	25.42%
Commercial non-real estate	280	1.49%	135	1.32%	46	0.89%	169	0.76%	131	1.01%
Home equity	963	4.22%	1,003	4.66%	1,254	5.04%	2,257	5.58%	762	5.20%
Consumer	4	0.15%	2	0.18%	13	0.13%	6	0.13%	10	0.16%
Total	$9,435	100.00%	$11,739	100.00%	$17,478	100.00%	$25,938	100.00%	$29,871	100.00%

The following table contains information with respect to Bancorp’s allowance for loan losses for the periods indicated:

	As of or for the Year Ended
	December 31
	2014	2013	2012	2011	2010
	(dollars in thousands)
Average loans outstanding, net	$622,935	$648,959	$692,831	$753,926	$823,410
Total gross loans outstanding at end of period	$689,124	$654,478	$697,997	$743,868	$839,290
Total net loans outstanding at end of period	$641,047	$606,539	$662,825	$697,431	$782,363
Allowance balance at beginning of period	$11,739	$17,478	$25,938	$29,871	$34,693

Provision for loan losses	831	16,520	765	4,612	5,744
Actual charge-offs
Residential real estate	844	7,919	4,299	4,421	6,825
Construction, land acquisition and development	63	2,439	1,395	1,503	-
Land	-	4,529	1,624	1,054	3,096
Lines of credit	1,324	521	182	-	-
Commercial real estate	92	8,343	416	811	523
Commercial non-real estate	1,410	687	20	-	-
Home Equity	261	809	1,407	39	217
Consumer	-	46	10	717	5
Total charge-offs	3,994	25,293	9,353	8,545	10,666
Recoveries
Residential real estate	306	1,034	18	-	100
Construction, land acquisition and development	-	66	-	-	-
Land	349	1,773	-	-	-
Lines of credit	15	60	-	-	-
Commercial real estate	25	54	-	-	-
Commercial non-real estate	159	8	110	-	-
Home Equity	-	15	-	-	-
Consumer	5	24	-	-	-
Total recoveries	859	3,034	128	-	100
Net charge offs	3,135	22,259	9,225	8,545	10,566

Allowance balance at end of period	$9,435	$11,739	$17,478	$25,938	$29,871
Net charge-offs as a percent of average loans	0.50%	3.43%	1.33%	1.13%	1.28%
Allowance for loan losses to total gross loans at end of period	1.37%	1.79%	2.50%	3.49%	3.56%
Allowance for loan losses to net loans at end of period	1.47%	1.94%	2.64%	3.72%	3.82%

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

The amortized cost of the Bank’s investment securities held to maturity as of the dates indicated, are presented in the following table:

	At December 31,
	2014	2013	2012
	(dollars in thousands)
US Treasury securities	$27,140	$31,235	$29,414
US Agency securities	17,044	11,123	4,142
US Government sponsored mortgage-backed securities	15,432	2,303	510

Total Investment Securities Held to Maturity	$59,616	$44,661	$34,066

Investment Scheduled Maturity Table

As of December 31, 2014

	One Year or Less		More than One to Five Years		More than Five to Ten Years		More than Ten Years		Total Investment Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(dollars in thousands)

US Treasury securities	$6,002	1.59%	$20,173	1.64%	$965	3.28%	$-	-	$27,140	1.69%	$27,576
US Agency securities	1,024	1.73%	14,070	1.34%	1,950	3.15%	-	-	17,044	1.57%	17,117
US Government sponsored mortgage-backed securities*	-	-	9,318	1.85%	5,879	2.10%	235	5.21%	15,432	2.00%	15,430
Total securities	$7,026	1.61%	$43,561	1.59%	$8,794	2.48%	$235	5.21%	$59,616	1.74%	$60,123

* The amortized cost of mortgage-backed securities as of December 31, 2014, by contractual maturity, is shown above.  Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

Deposits

Deposits are attracted principally from within the Bank’s primary market areas through the offering of a variety of deposit instruments, including passbook and statement accounts and certificates of deposit ranging in terms from three months to five years.  Deposit account terms vary, principally on the basis of the minimum balance required; the time periods the funds must remain on deposit and the interest rate.  The Bank also offers individual retirement accounts.

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

Deposits in the Bank as of December 31, 2014, 2013 and 2012 consisted of savings programs described below:

	2014	2013	2012
	(dollars in thousands)

NOW accounts	$54,827	$40,067	$32,140
Money market accounts	39,579	38,619	48,252
Passbooks	126,062	164,504	176,799
Certificates of deposit	298,489	301,355	318,955
Non-interest bearing accounts	24,857	26,704	23,248

Total deposits	$543,814	$571,249	$599,394

The following table contains information pertaining to the certificates of deposit held by the Bank with a minimum denomination of $100,000 as of December 31, 2014.

Jumbo Certificates of Deposit
Time Remaining Until Maturity	(dollars in thousands)
Less than three months	$16,645
3 months to 6 months	22,992
6 months to 12 months	53,753
Greater than 12 months	45,957
Total	$139,347

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

Borrowings

The Bank’s credit availability under the FHLB of Atlanta’s credit availability program was $153,070,000 at December 31, 2014.  The Bank is able to borrow up to 20% of total assets. The Bank, from time to time, utilizes the line of credit when interest rates under the line are more favorable than obtaining deposits from the public.  There were no short-term borrowings with the FHLB of Atlanta at December 31, 2014.

Employees

As of December 31, 2014, Bancorp and its subsidiaries had approximately 150 full-time equivalent employees.    Bancorp’s employees are not represented by any collective bargaining group.

Hyatt Commercial

Hyatt Commercial is a subsidiary of the bank and is a real estate brokerage company specializing in commercial real estate sales, leasing and property management.

SBI Mortgage Company

SBI Mortgage Company (“SBI”) is a subsidiary of Bancorp that has engaged in the origination of mortgages not suitable for the Bank.  It owns subsidiary companies that purchase real estate for investment purposes.  As of December 31, 2014, SBI had $1,813,000 in outstanding mortgage loans and it had $479,000 invested in subsidiaries, which funds were held in cash, pending potential acquisition of investment real estate.

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

The Dodd-Frank Act directed the FDIC to redefine the base for deposit insurance assessments paid by banks. Assessments will now be based on the average consolidated total assets less tangible equity of a financial institution. This change may proportionally shift deposit insurance funding away from banks that rely primarily on deposits for funding operations, like the Bank. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act increased the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of estimated insured deposits.  The FDIC must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, leaving it, instead, to the discretion of the FDIC.  The FDIC has recently exercised that discretion by establishing a long-range fund ratio of 2%.

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

It is difficult to predict the exact impact the Dodd-Frank Act and the implementing rules and regulations will continue to have on savings and loan holding companies and banks. The Dodd-Frank Act and resulting rules and regulations may impact the profitability of our business or change certain of our business practices, including our ability to offer new products, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased regulatory compliance costs.  The changes also may require us to invest significant management attention and resources to make any necessary changes to our operations in order to comply, and could materially adversely affect our business, results of operations and financial condition.  The following provides a description of the current regulations that are applicable to Bancorp and the Bank and selected changes to be implemented pursuant to the Dodd-Frank Act, all of which are subject to further change as additional provisions of the Dodd-Frank Act are implemented.

Federal banking agencies recently adopted regulations implementing the provisions of the Dodd-Frank Act known as the “Volcker Rule.”  The Volcker Rule attempts to reduce risk and banking system instability by restricting U.S. banks and affiliated companies from investing in or engaging in proprietary trading and speculation and imposing a strict framework to justify exemptions for underwriting, market making and hedging activities.  It also imposes limits on banking entities’ investments in, and other relationships with, hedge funds and private equity funds.  The regulations became effective on April 1, 2014 with full compliance being phased in through July 21, 2015, except that with respect to investments and relationships that were in place prior to December 31, 2013, the compliance period has been extended to July 21, 2016.  The Bank is reviewing its portfolio to ensure compliance with the Volcker Rule and does not believe the Volcker Rule will have a significant effect on operations.

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

Bancorp is currently under a supervisory agreement enforced by the FRB.  Among other things, the supervisory agreement restricts the ability of Bancorp to pay dividends or other capital distributions or to incur issue or renew any debt, without the prior approval of the FRB.  For more information, see “Supervisory and Formal Agreements.”

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

No director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company, without written approval of the FRB. Certain individuals, including Alan J. Hyatt, Louis Hyatt, and Melvin Hyatt, and their respective spouses (“Applicants”), filed an Application for Notice of Change In Control (“Notice”) in April 2001 pursuant to 12 CFR Section 574.3(b).  The Notice permitted the Applicants to acquire up to 32.32% of Bancorp’s issued and outstanding shares of stock of Bancorp by April 16, 2002.  The OTS approved requests by the Applicants to extend the time to consummate such acquisition of shares to December 16, 2011. The Applicants currently own approximately 29.71% of the total outstanding shares of Bancorp as of December 31, 2014.

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

Tier 1 or core capital includes common stockholder’s equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries and certain non-withdrawable accounts or pledged deposits. Tier 1 (Core) capital is generally reduced by the amount of the saving’s institution’s intangible assets. Limited exceptions to the deduction of intangible assets exist for certain mortgage servicing rights and credit card relationships and qualifying supervisory goodwill.

Tangible capital is generally defined the same as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association’s intangible assets with only limited exceptions, including certain mortgage servicing rights.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital.  At December 31, 2014, the Bank had no such investments.

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

As shown below, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2014 and 2013.

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
December 31, 2014
Tangible (1)	$106,916	13.8%	$11,590	1.50%	N/A	N/A
Tier 1 capital (2)	106,916	19.4%	N/A	N/A	$33,081	6.00%
Core (1)	106,916	13.8%	30,906	4.00%	38,633	5.00%
Total (2)	113,848	20.6%	44,108	8.00%	55,135	10.00%

December 31, 2013
Tangible (1)	$102,790	12.9%	$11,924	1.50%	N/A	N/A
Tier 1 capital (2)	102,790	18.6%	N/A	N/A	$33,114	6.00%
Core (1)	102,790	12.9%	31,797	4.00%	39,747	5.00%
Total (2)	109,055	19.8%	44,153	8.00%	55,191	10.00%

(1)  To adjusted total assets.
(2)  To risk-weighted assets.

On April 23, 2013, the Bank was notified by the OCC that the OCC established minimum capital ratios for the Bank requiring it to immediately maintain a Tier 1 Leverage Capital Ratio to Adjusted Total Assets of at least 10% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 15%.  The Bank was in compliance with these requirements as of December 31, 2014 and December 31, 2013.

Recent Amendments to Regulatory Capital Requirements. On July 9, 2013, the federal banking agencies approved amendments to their regulatory capital rules to conform U.S. regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the international accord referred to as “Basel III”,  and to implement certain provisions of the Dodd-Frank Act.  The revisions establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets.  The new requirements apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies (other than certain savings and loan holding companies engaged in insurance underwriting and grandfathered diversified holding companies) regardless of asset size.  The rules became effective in January 2014 for institutions with assets over $250 billion and internationally active institutions and became effective in January 2015 for all other institutions, including the Company and the Bank.  Management believes that the current capital levels of Bancorp and the Bank are sufficient to comply with the standards under the new rules.

Under the amendments, a new capital measure, “Common Equity Tier 1 Capital,” was established, which consists of common stock and related surplus, retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries.  Depository institutions and their holding companies are required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets.

The amendments also increased the minimum Tier 1 Capital ratio to 6% from the current 4%.  Tier 1 Capital  consists of Common Equity Tier 1 Capital plus Additional Tier 1 Capital elements which includes non-cumulative perpetual preferred stock.  Cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) no longer qualifies as Additional Tier 1 Capital.  Trust preferred securities and other non-qualifying capital instruments issued prior to May 19, 2010 by bank and savings and loan holding companies with less than $15 billion in assets as of December 31, 2009 or by mutual holding companies may continue to be included in Tier 1 Capital but will be phased out over 10 years beginning in 2016 for all other banking organizations.  These non-qualifying capital instruments, however, may be included in Tier 2 Capital which also include qualifying subordinated debt.  The amended regulations also require a minimum Tier 1 leverage ratio of 4% for all institutions, eliminating the 3% option for institutions with the highest supervisory ratings.  The minimum required ratio of total capital to risked-weighted assets remains at 8%.

In addition to higher capital requirements, depository institutions and their holding companies are required to maintain a common equity Tier 1 capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases or for the payment of discretionary bonuses to senior executive management.  The capital conservation buffer requirement will be phased in over four years beginning in 2016.  The capital conservation buffer requirement effectively raises the minimum required  risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

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

The amended regulations continue to assign a 50% risk-weighting to “qualifying mortgage loans” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due.  All other mortgage loans will have a 100% risk weight.  The revised regulations impose a 150% risk-weighting for non-residential mortgage loans that are 90 days past due or otherwise on non-accrual status and for certain high volatility commercial real estate loans and construction, land acquisition and development loans. The revised regulations apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through net operating carrybacks and investments in the capital instruments of other financial institutions that are not deducted from capital.

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

As of December 31, 2014, the Bank met the capital requirements of a “well capitalized” institution under applicable OCC regulations.

Recent Amendments to Prompt Corrective Action.  The amendments issued in connection with implementation of Basel III international standards discussed in the “Recent Amendments to Regulatory Capital Requirements-” section above revised the adequately capitalized and well-capitalized categories.  Effective January 1, 2015, to be well-capitalized, a savings association is required to have at least a 10% total risk-based capital ratio, an 8% Tier 1 risk-based capital ratio, a 6.5% common equity Tier 1 risk-based capital ratio and a 5% Tier 1 leverage ratio.  To be adequately capitalized, a savings association is required to have at least an 8% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, a 4.5% common equity Tier 1 risk based capital ratio and a 4% Tier 1 leverage ratio.  The definitions of undercapitalized, significantly undercapitalized and critically undercapitalized remain the same.

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

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.  The termination of deposit insurance for the Bank could have a material adverse effect on Bancorp’s earnings.

All FDIC-insured depository institutions pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board.  The bonds, commonly referred to as Financing Corporation (“FICO”) bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation.  For the quarter ended September 30, 2011, the annualized FICO assessment rate equaled 1.0 basis point for each $100 in domestic deposits maintained at an institution.  Beginning with the fourth quarter of 2011, the FICO assessment was based on total assets less tangible capital instead of deposits. The payment made in the fourth quarter of 2014 was based on a FICO assessment rate of 0.62 basis points and the first quarter of 2015 FICO assessment rate payment was 0.60 basis points.  FICO assessments will continue until the bonds mature in 2017 through 2019.

The FDIC has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operation of the Bank.

Privacy.  The Bank is subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records.  The GLBA places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties.  Pursuant to the GLBA and rules adopted thereunder financial institutions must provide:

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

At December 31, 2014, the Bank’s loans-to-one-borrower limit was $16,307,000 based upon the 15% of unimpaired capital and surplus measurement.  At December 31, 2014, the Bank’s three largest loans were a $7,945,000 loan secured by commercial property in Edgewater, Maryland, a $5,213,000 loan secured by commercial property in Columbia, Maryland and a $4,971,000 loan secured by commercial property located in Annapolis, Maryland.  These loans were performing in accordance with their terms.

Qualified Thrift Lender Test. Savings associations must meet a QTL test, which may be met either by maintaining, on average, at least 65% of its portfolio assets in qualified thrift investments in at least nine of the most recent twelve month period, or meeting the definition of a “domestic building and loan association” as defined in the Code.  “Portfolio Assets” generally means total assets of a savings institution, less the sum of (i) specified liquid assets up to 20% of total assets, (ii) goodwill and other intangible assets, and (iii) the value of property used in the conduct of the savings association’s business.  Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage‑related securities.  Associations that fail to meet the QTL test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2014, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

Affiliate Transactions. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act (HOLA).  A savings association affiliate includes any company or entity which controls the savings institution or that is controlled by a company that controls the savings association.  For example, the holding company of a savings association and any companies which are controlled by such holding company, are affiliates of the savings association.  Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, as well as contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.  Section 23B applies to “covered transactions,” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate.  “Covered transaction” include the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions.  Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate.  In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners’ Loan Act prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

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

Under the capital plan of the FHLB-Atlanta as of December 31, 2014, the Bank was required to own at least $5,891,000 of the capital stock of the FHLB-Atlanta.  As of such date, the Bank owned $5,936,000 of the capital stock of the FHLB-Atlanta and was in compliance with the capital plan requirements.

Federal Reserve System.  The FRB requires all depository institutions to maintain non‑interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non‑personal time deposits.  For transaction accounts in 2015, the first $14.5 million, up from $13.3 million in 2014, will be exempt from reserve requirements.  A 3 percent reserve ratio will be assessed on transaction accounts over $14.5 million up to and including $103.6 million, up from $89 million in 2014.  A 10 percent reserve ratio will be assessed on transaction accounts in excess of $103.6 million.  At December 31, 2014, the Bank was in compliance with the reserve requirements.

Activities of Subsidiaries. A savings association seeking to establish a new subsidiary acquire control of an existing company or conduct a new activity through a subsidiary must provide 30 days prior notice to the FDIC and the FRB and conduct any activities of the subsidiary in compliance with regulations and orders of the FRB. The FRB has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the FRB determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to four family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Truth in Savings Act; and
•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards. The Bank is evaluating recent regulations and proposals, and devotes significant compliance, legal and operational resources to compliance with consumer protection regulations and standards.

The operations of the Bank also are subject to the:

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
•	The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations.

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

Negative developments in the financial services industry from 2008 into 2014 have resulted in uncertainty in the financial markets in general and a related general economic downturn globally.  While we are beginning to experience modest improvement in performance, we may experience negative conditions in 2015.  In addition, as a consequence of the recent United States recession, business activity across a wide range of industries face serious difficulties due to the decline in the housing market and lack of consumer spending. Although unemployment levels have fallen from the 2008-2009 recession, any downturn in the economy could cause unemployment rates to increase.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven.  Recovery by many businesses has been impaired by lower consumer spending.  A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  If the Federal Reserve Board increases the federal funds rate or more rapidly curtails its bond purchasing program, higher interest rates would likely result, which may reduce our loan originations, and housing markets and U.S. economic activity would be negatively affected.  Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our nonperforming and criticized and classified assets and a decline in demand for our products and services. These events could then result in further increases in loan loss provisions, costs associated with monitoring delinquent loans and disposing of foreclosed property, which could negatively affect our financial condition and results of operations.

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

During the last few years, the Federal Reserve’s involvement in the purchase of U.S. government debt securities, commonly known as “quantitative easing,” has caused interest rates to be lower than they would have been without such involvement.  As a result of the end of quantitative easing in October 2014, interest rates could begin to rise, which could disrupt domestic and world markets and could adversely affect the value of our investment portfolio or our liquidity and results of operations.

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

Most of our loans are secured by real estate located in our market area.  If there is a downturn in the real estate market, additional borrowers may default on their loans and we may not be able to fully recover our loans.

Although the real estate market has begun to rebound from the financial crisis of 2008-2009, it has not fully recovered and a downturn in the real estate market could adversely affect our business because most of our loans are secured by real estate.  Substantially all of our real estate collateral is located in the states of Maryland, Virginia and Delaware.  Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature.

In addition to the risks generally present with respect to mortgage lending activities, our operations are affected by other factors affecting our borrowers, including:

•	the ability of our mortgagors to make mortgage payments,
•	the ability of our borrowers to attract and retain buyers or tenants, which may in turn be affected by local conditions such as an oversupply of space or a reduction in demand for rental space in the area, the attractiveness of properties to buyers and tenants, and competition from other available space, or by the ability of the owner to pay leasing commissions, provide adequate maintenance and insurance, pay tenant improvements costs and make other tenant concessions, remove space
•	interest rate levels and the availability of credit to refinance loans at or prior to maturity, and
•	increased operating costs, including energy costs, real estate taxes and costs of compliance with environmental controls and regulations.

As of December 31, 2014, approximately 97% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate.  If real estate prices decline, the value of real estate collateral securing our loans will be reduced.   Our ability to recover defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to incur financial losses on defaulted loans.

In addition, approximately 45% of the book value of our loans consisted of construction, land acquisition and development loans, commercial real estate loans and land loans, which present additional risks described in “Item 1. Business - Construction Loans” of this Form 10-K.

Our loan portfolio exhibits a high degree of risk.

We have a significant amount of nonresidential loans, as well as construction and land loans granted on a speculative basis. Although permanent single-family, owner-occupied loans currently represent the largest single component of assets and impaired loans, we have a significant level of nonresidential loans, construction loans, and land loans that have an above-average risk exposure.  Our monitoring of higher risk loans and the internal asset review function may be inadequate in view of current real estate market weaknesses.

At December 31, 2014 and December 31, 2013, our nonperforming loans (those loans 90 or more days in arrears) equaled $12,845,000 and $11,035,000, respectively. There were 48 residential loans (including construction, land acquisition and development, land loans and home equity lines of credit) in non-accrual status totaling $10,417,000 and eight commercial loans in non-accrual status totaling $2,428,000 at December 31, 2014 compared to 45 residential loans in non-accrual status totaling $9,576,000, and 11 commercial loans in non-accrual status totaling $1,459,000 at December 31, 2013.  For the years ended December 31, 2014 and December 31, 2013, there were $3,135,000 and $22,259,000 of net loan charge-offs, respectively.  At December 31, 2014, the total allowance for loan losses was $9,435,000, which was 1.47% of total net loans, compared with $11,739,000, which was 1.94% of total net loans, as of December 31, 2013.

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

The Dodd-Frank Act restructures the regulation of depository institutions.  Under the Dodd-Frank Act, the OTS was merged into the OCC, which regulates national banks.  Savings and loan holding companies are now regulated by the FRB.  Also, included was the creation of a new federal agency to administer consumer protection and fair lending laws, a function that was previously performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally charted depository institutions was reduced as well.  The Dodd-Frank Act imposed consolidated capital requirements on savings and loan holding companies effective for us in 2015, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth.  The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  The full impact of the Dodd-Frank Act on our business and operations may not be known for years until all regulations implementing the statute are written, adopted and implemented.  The Dodd-Frank Act may have a material impact on operations, particularly through increased regulatory burden and compliance costs.

Bancorp has become subject to more stringent capital requirements, which may have a material adverse effect on Bancorp’s operations.

The federal banking agencies have recently adopted proposals that substantially amend the regulatory capital rules applicable to us and the Bank.  The amendments implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.  The amended rules establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets.  The amended rules became effective with respect to us and the Bank in January 2015, with certain requirements to be phased in beginning in 2016.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's best estimate of probable incurred losses within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management's continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations and other unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Bancorp has seen a significant decrease in TDR balances in 2014 compared to 2013, due to the bulk loan sales that we undertook in the third and fourth quarters of 2013.  However, the TDR balances are still high compared to historical averages.

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

The operations of our business, including our interaction with customers, are increasingly done via electronic means, and this has increased our risks related to cyber-attacks.

We are exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. There has been an increased level of attention focused recently on cyber-attacks against large corporations that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating cash, other assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks may be carried out by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. The objectives of cyber-attacks vary widely and can include theft of financial assets, intellectual property, or other sensitive information, including the information belonging to our banking customers. Cyber-attacks may also be directed at disrupting our operations.

While we have not incurred any losses related to cyber-attacks, nor are we aware of any specific or threatened cyber-incidents as of the date of this report, we may incur substantial costs and suffer other negative consequences if we fall victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; increased cybersecurity protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.

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

Our ability to declare dividends on our common stock is limited by the terms of our (i) 8.0% Non-Cumulative Convertible Preferred Stock, referred to as Series A preferred stock, and (ii) our Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share and liquidation preference $1,000 per share, referred to as Series B preferred stock.  We may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to our common stock in any quarter until the dividend on the Series A preferred stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally, we may not declare or pay any dividend or distribution on our common stock, and we may not purchase, redeem or otherwise acquire for consideration any of our common stock, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Series B preferred stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside), subject to certain minor exceptions.   Dividends on the Series A preferred stock and Series B preferred stock have not been declared since the first quarter of  2012 because Bancorp did not receive approval from the FRB to pay such dividends.  As of December 31, 2014, the cumulative amount of dividends of the Series B preferred stock in arrears not declared, including interest on unpaid dividends at 9% per year was $4,442,000. Accordingly, Bancorp will not be able to pay dividends on its common stock until the dividend arrearages on its Series B preferred stock have been paid in full and until Bancorp declares and pays a dividend on its Series A preferred stock.

Further, under the terms of our Junior Subordinated Debt Securities due 2035, referred to as the 2035 Debentures, if (i) there has occurred and is continuing an event of default, (ii) we are in default with respect to payment of any obligations under the related guarantee or (iii) we have given notice of our election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then we may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of our capital stock, including our common stock.  As permitted under the terms of the 2035 Debenture, as of December 31, 2014, Bancorp has deferred the payment of eleven quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,350,000.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the interest deferrals on the 2035 Debentures have been paid in full.

An investment in our securities is not insured against loss.

Investments in our common stock are not deposits insured against loss by the FDIC or any other entity.  As a result, an investor may lose some or all of his, her or its investment.

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

Not applicable.

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

Item 4.1.  Executive Officers of the Registrant

James M. Anthony, age 43, joined Bancorp in August 2014 and currently serves as Executive Vice President and Chief Operating Officer.  Mr. Anthony has over fifteen years of experience in the financial services industry, the last ten of which he spent at Chesapeake Bank & Trust where he served in key bank management positions including Chief Executive Officer, President, Senior Lending Officer, Head of Investment Services, and Chief Information Officer.  Mr. Anthony holds an MBA from the University of Chicago and two degrees from the University of Maryland: a master’s degree in systems engineering and a bachelor’s degree in mechanical engineering. He is also a graduate of ABA Stonier Graduate School of Banking hosted by Georgetown University.  Mr. Anthony currently serves on the board of directors of the Atlantic Community Bankers Bank.

Thomas G. Bevivino, age 59, a Certified Public Accountant, joined Bancorp in August 2004 and currently serves as Executive Vice President and Chief Financial Officer.  Mr. Bevivino joined Bancorp as Controller, and served as the Executive Vice President and Chief Financial Officer of Bancorp and Bank from July, 2005 to February 2012, and was reappointed to the Chief Financial Officer position in September 2013.  Effective December 2011, Mr. Bevivino became Chief Operating Officer of Bancorp and the Bank and served in such capacity until August 2014.  Mr. Bevivino, was a financial consultant from 2002 until 2004, and served as Chief Financial Officer of Luminant Worldwide Corporation from 1999 until 2002.

William F. Lindlaw, age 60, joined the Bancorp in 2013 as Executive Vice President and Chief Lending Officer.  Mr. Lindlaw has over 35 years in the banking industry.  Prior to joining Bancorp, Mr. Lindlaw was the Chief Lending Officer and Chief Credit Officer for City First Bank of DC for six years. Mr. Lindlaw is a graduate of the University of Virginia and received his MBA from the College of William and Mary.  He is active with the American Bankers Association and is a member of the Maryland Financial Banker’s Advisory Board.

Information concerning Alan J. Hyatt will be contained in the proxy statement for the 2015 Annual Meeting of Shareholders.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Bancorp is traded on the Nasdaq Capital Market under the symbol “SVBI”.  As of March 10, 2015, there were 160 stockholders of record of Bancorp’s common stock.

Computershare, 211 Quality Circle, Suite 210, College Station, Texas 77845-4470, serves as the Transfer Agent and Registrar for Bancorp.

The following table sets forth the high and low sales prices per share of Bancorp’s common stock for the periods indicated, as reported on the Nasdaq Capital Market:

Quarterly Stock Information

2014				2013
	Stock Price Range		Per Share		Stock Price Range		Per Share
Quarter	Low	High	Dividend	Quarter	Low	High	Dividend
1st	$4.31	$5.12	$-	1st	$3.11	$5.78	$-
2nd	4.41	4.93	-	2nd	4.03	5.39	-
3rd	4.26	4.90	-	3rd	4.41	5.53	-
4th	4.30	4.85	-	4th	4.10	5.54	-

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

Bancorp’s ability to declare a dividend on its common stock is also limited by the terms of Bancorp’s Series A preferred stock and Series B preferred stock.  Bancorp may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to its common stock in any quarter until the dividend on the Series A preferred stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally, Bancorp may not declare or pay any dividend or distribution on its common stock, and Bancorp may not purchase, redeem or otherwise acquire for consideration any of its common stock, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Series B preferred stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside), subject to certain minor exceptions. Dividends on the Series A preferred stock and Series B preferred stock have not been declared since the first quarter of 2012 because Bancorp did not receive approval from the FRB to pay such dividends.  As of December 31, 2014, the cumulative amount of dividends of the Series B preferred stock in arrears not declared, including interest on unpaid dividends at was $4,442,000.  There is no requirement that Bancorp’s board of directors declares any dividends on the Series A preferred stock and any unpaid dividends are not cumulative.

Additionally, under the terms of Bancorp's 2035 Debentures, if (i) there has occurred and is continuing an event of default, (ii) Bancorp is in default with respect to payment of any obligations under the related guarantee or (iii) Bancorp has given notice of its election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then Bancorp may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of its capital stock, including common stock.  As permitted under the terms of the 2035 Debenture, as of December 31, 2014, Bancorp has deferred the payment of eleven quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,350,000.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the interest deferrals on the 2035 Debentures have been paid in full.

Item 6.  Selected Financial Data

The following summary financial information is derived from the audited financial statements of Bancorp, except as noted below.  The information is a summary and should be read in conjunction with Bancorp’s audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary Financial and Other Data

	At December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except per share information)
Balance Sheet Data
Total assets	$776,328	$799,603	$852,118	$901,163	$962,745
Total loans, net	633,882	602,813	651,709	693,303	778,937
Investment securities held to maturity	59,616	44,661	34,066	40,357	27,311
Non-performing loans	12,845	11,035	37,495	31,432	46,164
Total non-performing assets	14,792	20,007	48,936	51,364	67,119
Deposits	543,814	571,249	599,394	652,757	714,776
Long-term debt	115,000	115,000	115,000	115,000	115,000
Total liabilities	692,518	716,834	743,122	794,698	856,443
Stockholders’ equity	83,810	82,769	108,996	106,465	106,302
Book value per common share	$5.68	$5.57	$8.18	$7.93	$7.91
Common shares outstanding	10,067,379	10,066,679	10,066,679	10,066,679	10,066,679

Other Data:
Number of:
Full service retail banking facilities	4	4	4	4	4
Full-time equivalent employees	150	160	142	127	116

Summary of Operations

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except per share information)
Interest income	$31,816	$33,792	$39,057	$44,501	$49,533
Interest expense	8,634	9,184	12,502	15,587	19,329
Net interest income	23,182	24,608	26,555	28,914	30,204
Provision for loan losses	831	16,520	765	4,612	5,744
Net interest income after provision for loan losses	22,351	8,088	25,790	24,302	24,460
Non-interest income	4,325	5,529	4,123	2,510	2,745
Non-interest expense	23,736	30,072	23,527	24,050	24,674
Income (loss) before income tax provision	2,940	(16,455)	6,386	2,762	2,531
Provision for income taxes	31	8,710	2,658	1,210	1,172
Net income (loss)	$2,909	$(25,165)	$3,728	$1,552	$1,359

Per Common Share Data:
Basic earnings (loss) per common share	$0.06	$(2.64)	$0.22	$(0.02)	$(0.04)
Diluted earnings (loss) per common share	$0.06	$(2.64)	$0.22	$(0.02)	$(0.04)
Cash dividends declared per common share	$-	$-	$-	$-	$-
Weighted number of common shares outstanding basic	10,067,379	10,066,679	10,066,679	10,066,679	10,066,679
Weighted number of common shares outstanding diluted	10,096,387	10,066,679	10,066,679	10,066,679	10,066,679

Key Operating Ratios

	For the Year Ended December 31,
	2014	2013	2012	2011	2010

Performance Ratios:
Return on average assets	0.37%	(3.00%)	0.42%	0.17%	0.14%
Return on average equity	3.55%	(24.45%)	3.50%	1.47%	1.31%
Dividend payout ratio	-%	-%	-%	-%	-%
Net interest margin	3.26%	3.28%	3.33%	3.39%	3.40%
Interest rate spread	3.24%	3.24%	3.27%	3.34%	3.36%
Non-interest expense to average assets	3.07%	3.64%	2.69%	2.56%	2.52%
Efficiency ratio*	86.25%	79.73%	66.00%	59.32%	58.14%

Asset Quality Ratios:
Average equity to average assets	10.42%	12.28%	12.11%	11.27%	10.59%
Nonperforming assets to total assets at end of period	1.91%	2.50%	5.74%	5.70%	6.97%
Nonperforming loans to total gross loans at end of period	1.86%	1.69%	5.37%	4.23%	5.50%
Allowance for loan losses to net loans at end of period	1.47%	1.95%	2.68%	3.74%	3.83%
Allowance for loan losses to nonperforming loans at end of period	73.45%	106.38%	46.61%	82.52%	64.71%

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

	Year Ended December 31,
	2014			2013			2012
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$622,935	$30,574	4.91%	$648,959	$32,838	5.06%	$692,831	$38,140	5.50%
Investments (2)	44,468	746	1.68%	33,797	601	1.78%	37,084	642	1.73%
Mortgage-backed securities	9,518	205	2.15%	1,269	35	2.76%	630	30	4.76%
Other interest-earning assets (3)	33,560	291	0.87%	65,436	318	0.49%	66,334	245	0.37%
Total interest-earning assets	710,481	31,816	4.48%	749,461	33,792	4.51%	796,879	39,057	4.90%
Non-interest earning assets	75,125			88,431			81,860
Total Assets	$785,606			$837,892			$878,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$261,513	417	0.16%	$273,750	768	0.28%	$273,817	1,097	0.40%
Certificates of deposits	293,682	3,511	1.20%	311,654	3,938	1.26%	354,495	6,444	1.82%
Borrowings	139,122	4,706	3.38%	139,119	4,478	3.22%	139,119	4,961	3.57%
Total interest-bearing liabilities	694,317	8,634	1.24%	724,523	9,184	1.27%	767,431	12,502	1.63%
Non-interest bearing liabilities	9,457			10,450			4,909
Stockholders' equity	81,832			102,919			106,399
Total liabilities and stockholders' equity	$785,606			$837,892			$878,739
Net interest income and Interest rate spread		$23,182	3.24%		$24,608	3.24%		$26,555	3.27%
Net interest margin			3.26%			3.28%			3.33%
Average interest-earning assets to average interest-bearing liabilities			102.33%			103.44%			103.84%

(1) Non-accrual loans are included in the average balances and in the computation of yields.
(2) Bancorp does not have any tax-exempt investment securities.
(3) Other interest earning assets include interest bearing deposits in other banks, federal funds, and FHLB stock investments.

Rate Volume Table

	Year ended December 31, 2014			Year ended December 31, 2013
	vs.			vs.
	Year ended December 31, 2013			Year ended December 31, 2012
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(dollars in thousands)
Interest-earning assets
Loans	$(2,264)	$(1,277)	$(987)	$(5,302)	$(2,415)	$(2,887)
Investments	145	179	(34)	(41)	(57)	16
Mortgage-backed securities	170	178	(8)	5	18	(13)
Other interest-earning assets	(27)	(277)	250	73	(3)	76
Total interest income	(1,976)	(1,197)	(779)	(5,265)	(2,457)	(2,808)

Interest-bearing liabilities
Savings and checking deposits	(351)	(20)	(331)	(329)	-	(329)
Certificates of deposits	(427)	(215)	(212)	(2,506)	(779)	(1,727)
Borrowings	228	-	228	(483)	-	(483)
Total interest expense	(550)	(235)	(315)	(3,318)	(779)	(2,539)

Net change in net interest income	$(1,426)	$(962)	$(464)	$(1,947)	$(1,678)	$(269)

(1)  Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Bancorp provides a wide range of personal and commercial banking services. Personal services include various lending services as well as deposit products such as personal internet banking and online bill pay, checking accounts, individual retirement accounts, money market accounts, and savings and time deposit accounts. Commercial services include commercial secured and unsecured lending services as well as business internet banking, corporate cash management services and deposit services. Bancorp also provides ATMs, debit cards, mortgage lending, safe deposit boxes, and telephone banking, among other products and services.

Bancorp has experienced an improved level profitability in 2014 as well as increased loan originations and improved local economic activity from those experienced during the recession of 2009.  In addition, Bancorp’s level of non-performing assets, foreclosed real estate and provision for loan losses has improved in 2014.   Management believes that, while conditions continue to improve, and real estate values in Bancorp’s market area continue to stabilize and, in some cases improve, the financial stress of the recession, including job losses and other factors, still exist for some customers. While the interest rate spread between Bancorp’s cost of funds and what it earns on loans has increased from 2009 levels, it has decreased from 2010 levels and competition for new loans and deposits remains strong.

Bancorp’s total loan portfolio has increased from 2013 and Bancorp has experienced a decrease in loan delinquencies in part due to the sale of under-performing and non-performing loans in 2013, and in part due to an improved economy.   The allowance for loan losses decreased from levels needed in 2013 primarily due to an improvement in the level of problem assets at December 31, 2014 compared to the level at December 31, 2013 and management’s assessment of the collectability of the loans in Bancorp’s portfolio. In addition, Bancorp has seen a $7.0 million decrease in foreclosed real estate and the related level of foreclosed real estate expenses in 2014 as compared to 2013.  This is due to an improved economy and the use of the provision recorded on foreclosed real estate in 2013.

Bancorp expects to experience continued improvement in market conditions in 2015, as the national and local economies continue to improve and as the employment environment in its market improves.  However, the Federal Reserve Board has ended its quantitative easing program, and if interest rates increase, demand for borrowing may decrease and Bancorp’s interest rate spread could decrease. Bancorp will continue to manage loan and deposit pricing against the risks of rising costs of its deposits and borrowings. Interest rates are outside the control of Bancorp, so it must attempt to balance its pricing and duration of its loan portfolio against the risks of rising costs of its deposits and borrowings.

The continued success and attraction of Anne Arundel County, Maryland, and vicinity, will also be important to Bancorp’s ability to originate and grow its mortgage loans and deposits, as will Bancorp’s continued focus on maintaining a low overhead.

If the volatility in the market and the economy continues or worsens, Bancorp’s business, financial condition, results of operations, access to funds and the price of its stock could be materially and adversely impacted.

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

Critical Accounting Policies and Recent Accounting Pronouncements

Bancorp’s significant accounting policies and recent accounting pronouncements are set forth in Note 1 of the consolidated financial statements which are included elsewhere in this Form 10-K.  Of these significant accounting policies, Bancorp considers the policies regarding the allowance for loan losses, the valuation of foreclosed real estate, the evaluation of other than temporary impairment of investment securities and the valuation of the deferred tax asset to be its most critical accounting policies, given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations and future taxable income.  In addition, changes in economic conditions can have a significant impact on real estate values of underlying collateral affecting the allowance for loan losses and therefore the provision for loan losses and results of operations as well as the valuation of foreclosed real estate.  Bancorp has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  Bancorp’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

Recent Accounting Pronouncements – Under ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a creditor will be considered to have physical possession of residential real estate property that is collateral for a residential mortgage loan and therefore should reclassify the loan to other real estate owned when either (a) the creditor obtains legal title to the property upon completion of a foreclosure, or (b) the borrower conveys all interest in the real estate property to the lender to satisfy that loan even though legal title may not have passed.  The amendments are effective for public business entities for annual periods and interim periods, beginning after December 15, 2014.  Early adoption is permitted.  An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method.  Bancorp evaluated the effect of ASU 2014-04 and believes adoption will not have a material effect on the Consolidated Financial Statements.

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

Under ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-maturity Transactions, Repurchase Financings, and Disclosures, is an amendment requiring two accounting changes.  First, repurchase-to maturity will be accounted for as secured borrowing transactions on the balance sheet, rather than sales.  Second, for repurchase financial arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement.

ASU 2014-11 also introduces new disclosures to increase transparency about the types of collateral pledged for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings.  The ASU also requires a transferor to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee.  The updated standard applies to all public entities for the first interim period beginning after December 15, 2014.  Bancorp has evaluated the effect of ASU 2014-11 and believes adoption will not have a material effect on the Consolidated Financial Statements.

Financial Condition

Total assets decreased by $23,275,000, or 3.0%, at December 31, 2014 to $776,328,000, compared to the $799,603,000 at December 31, 2013.  The following discusses the material changes between the December 31, 2014 and 2013 statements of financial condition.

Cash

Cash and cash equivalents decreased by $65,041,000, or 66.1%, at December 31, 2013 to $33,335,000, compared to $98,376,000 at December 31, 2013.  This decrease was primarily due to management’s decision to purchase additional securities for the investment portfolio, and to allow certain higher rate customer deposits to leave the bank.  In addition, cash was used to fund an increase in loan originations.

Investments

Investment securities held to maturity increased by $14,955,000, or 33.5%, at December 31, 2014 to $59,616,000, compared to $44,661,000 at December 31, 2013.  This increase was primarily due to management’s decision to purchase additional US Treasury and agency securities to gain higher yields than cash held in federal funds sold.

Loans

Loans Held For Sale.  Loans held for sale increased by $3,439,000, or 92.3% at December 31, 2014 to $7,165,000, compared to $3,726,000 at December 31, 2013.  This increase was primarily due to an increase in residential loans originated for sale and the timing of loans pending sale as of December 31, 2014 compared to as of December 31, 2013.

Loans Receivable.  Total loans receivable, net increased by $31,069,000, or 5.2% at December 31, 2014, to $633,882,000, compared to $602,813,000 at December 31, 2013.  This increase was primarily due to an increase in demand for new loan originations in 2014, and management’s decision to hold a portion of the new loan originations in the portfolio.  Those loans were primarily residential mortgages with floating rates and residential construction loans.  In addition, the allowance for loan losses decreased by $2,304,000, or 19.6%, at December 31, 2014 to $9,435,000, compared to $11,739,000 at December 31, 2013.  This decrease in the allowance was primarily due to an improvement in the level of problem loans at December 31, 2014 compared to the level at December 31, 2013 and management’s assessment of the collectability of the loans in Bancorp’s portfolio.

Foreclosed Real Estate

Foreclosed real estate decreased by $7,025,000, or 78.3%, at December 31, 2014 to $1,947,000, compared to $8,972,000 at December 31, 2013.  This decrease was primarily due to an increase in the number of foreclosed properties sold in 2014 that were included in the balance as of December 31, 2013, and the lower level of loans foreclosed on in 2014 compared to 2013.

Premises and Equipment

Premises and equipment decreased by $679,000, or 2.6%, at December 31, 2014 to $25,159,000, compared to $25,838,000 at December 31, 2013.  This decrease was primarily due to the annual depreciation taken on premises and equipment in 2014 partially offset by new fixed assets acquired in 2014.

Accrued Interest Receivable and Other Assets

Accrued interest receivable and other assets increased by $261,000, or 2.9%, at December 31, 2014 to $9,288,000, compared to $9,027,000 at December 31, 2013.  This increase is primarily due to an increase in prepaid expenses and the recording of a new fair value measurement in 2014 on Bancorp’s interest rate lock commitments.

Liabilities

Deposits.  Total deposits decreased by $27,435,000, or 4.8%, at December 31, 2014 to $543,814,000, compared to $571,249,000 at December 31, 2013.  This decrease was primarily the result of management’s decision to allow certain higher rate customer deposits to mature and leave the bank.

FHLB-Atlanta Advances.  FHLB-Atlanta advances at December 31, 2014 were $115,000,000, which was unchanged from December 31, 2013.  There were no contractual advance payoffs scheduled during 2014 and no additional advances were needed.

Subordinated Debentures.  As of December 31, 2014, Bancorp had outstanding approximately $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR (0.23% December 31, 2014) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

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

Under the terms of the 2035 Debenture, Bancorp is permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing.  As of December 31, 2014, Bancorp has deferred the payment of eleven quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,350,000.

Subordinated Notes and Series A Preferred Stock.  On November 15, 2008, Bancorp completed a private placement offering consisting of a total of 70 units, at an offering price of $100,000 per unit, for gross proceeds of $7,000,000. Each unit consists of 6,250 shares of Bancorp's Series A 8.0% Non-Cumulative Convertible Preferred Stock and Bancorp's Subordinated Notes (“Subordinated Notes”) in the original principal amount of $50,000. The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Dividends will not be paid on Bancorp’s common stock in any quarter until the dividend on the Series A Preferred Stock has been paid for such quarter; however, there is no requirement that Bancorp’s board of directors declare any dividends on the Series A Preferred Stock and any unpaid dividends are not cumulative.

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

The Series B Preferred Stock qualifies as Tier 1 capital and pays cumulative compounding dividends at the rate of 9% per annum. The Series B Preferred Stock may be redeemed by Bancorp.  The Series B Preferred Stock has no maturity date and ranks pari passu with Bancorp’s existing Series A Preferred Stock, in terms of dividend payments and distributions upon liquidation, dissolution and winding up of Bancorp.

The Series B Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series B Preferred Stock. If dividends on the Series B Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, Bancorp’s authorized number of directors will be automatically increased by two and the holders of the Series B Preferred Stock, voting together with holders of any then outstanding voting parity stock, will have the right to elect those directors at Bancorp’s next annual meeting of stockholders or at a special meeting of stockholders called for that purpose. These preferred share directors will be elected annually and serve until all accrued and unpaid dividends on the Series B Preferred Stock have been paid. In connection with the sale by the Treasury of the Series B Preferred Stock, the Federal Reserve obtained waivers from the outside investors who purchased the Series B Preferred Stock in which such investors agreed not to exercise their right to elect directors, and certain other voting or control rights, without the prior approval of the Federal Reserve Board.

Dividends on the Series B Preferred Stock have not been paid since the first quarter of 2012 because Bancorp has not received approval from the Federal Reserve to pay such dividends.  As of December 31, 2014, Bancorp had cumulative dividends and interest in arrears on the Series B Preferred Stock of $4,442,000.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the dividends in arrearage on its Series B Preferred Stock has been paid in full and until Bancorp declares and pays a dividend on its Series A preferred stock.

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

Standby letters of credit, which are conditional commitments of Bancorp to guarantee performance of customers to various municipalities, decreased $7,362,000, or 50.0%, as of December 31, 2014 to $7,357,000, compared to $14,719,000 as of December 31, 2013. Bancorp continues to experience a decrease in demand from its customers for letter of credit requirements.  Bancorp requires collateral supporting these letters of credit as deemed necessary, and believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability for guarantees under standby letters of credit issued as of December 31, 2014 and 2013 was $314,000 and $0, respectively.

Unadvanced construction commitments increased $2,139,000, or 6.3%, as of December 31, 2014 to $36,162,000, compared to $34,023,000 as of December 31, 2013. This increase was primarily the result of increased construction activity in 2014 and the resulting higher level of new construction loan originations.

Home equity lines of credit decreased $3,774,000, or 30.6%, as of December 31, 2014 to $8,571,000, compared to $12,345,000 as of December 31, 2013.  This decrease was primarily due to management’s decision to not aggressively seek new lines of credit and lower customer demand for home equity loans in 2014 because of lower home values in the marketplace.  Home equity lines of credit allow the borrowers to draw funds up to a specified loan amount, from time to time.  Bancorp’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

Mortgage loan commitments decreased $2,073,000, or 49.4%, as of December 31, 2014 to $2,120,000, compared to $4,193,000 as of December 31, 2013. This decrease was primarily due to the timing of loan commitments at year end.  Loan commitments are obligations of Bancorp to provide loans, and such commitments are made in the usual course of business, however, these obligations can and do fluctuate based on the timing of when new loans are entered into.

Lines of credit, which are obligations of Bancorp to fund loans made to certain borrowers, decreased $7,121,000, or 23.0%, to $23,844,000 as of December 31, 2014, compared to $30,965,000 as of December 31, 2013.  The decrease was a result of slightly lower demand for this type of loan product during 2014.  Bancorp’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

Loans sold and serviced with limited repurchase provisions increased $10,113,000, or 35.9% as of December 31, 2014 to $38,247,000, compared to $28,134,000 as of December 31, 2013.  This increase was primarily due to an increase in demand for new loan originations in 2014, and management’s decision to sell a smaller portion of the new loan originations with servicing retained by Bancorp.  Management typically retains servicing on those loans that are originated in Bancorp’s primary market area.

Bancorp uses the same credit policies in making commitments and conditional obligations as it does for its on-balance sheet instruments.  Except for the liability recorded for standby letters of credit at December 31, 2014, liabilities for credit losses associated with these commitments were not material at December 31, 2014 and 2013.

Comparison of Results of Operations for the Years Ended December 31, 2014 and 2013.

General.  Bancorp had net income for the year ended December 31, 2014 of $2,909,000 or $0.06 per common share after the effect of dividends declared on preferred stock and amortization of discount on preferred stock.  This compared to net loss of $25,165,000 or loss of $2.64 per common share in 2013.  This increase in net income in of $28,074,000 was primarily due to a lower provision for loan losses of $15.7 million, lower expenses of $6.1 million relating to foreclosed real estate and a lower income tax provision in 2014.  Management made certain decisions in 2013 to sell certain non-performing and under-performing loans and to record a non-cash charge to provide a valuation allowance for its net deferred tax asset. In addition, Bancorp experienced a lower level of foreclosed real estate in 2014 as loan foreclosures decreased.

Net Interest Income.  Net interest income (interest earned net of interest charges) decreased $1,426,000, or 5.8%, to $23,182,000 for the year ended December 31, 2014, compared to $24,608,000 for the year ended December 31, 2013.  This decrease was primarily due to a decrease in Bancorp’s loan portfolio from the two bulk loan sales in 2013 and from lower originations in the first half of 2014.  Proceeds from the loan sales were not immediately reinvested in interest earning assets which caused interest income to decrease from 2013 levels.  Bancorp’s interest rate spread remained at constant at 3.24% for the years ended December 31, 2014 and 2013.

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

The provision for loan losses decreased $15,689,000, or 95.0%, to $831,000 for the year ended December 31, 2014, compared to $16,520,000 for the year ended December 31, 2013.  This decrease was a result of management’s decision in 2013 to sell approximately $48,514,000 of its loan portfolio to reduce the amount of problem loans in its portfolio as of December 31, 2013.  In accordance with generally accepted accounting principles, the losses on these sales, totaling approximately $14,199,000, were charged off and recorded against the allowance for loan losses in 2013.  Accordingly after analysis of the allowance for loan losses, a corresponding provision occurred to replenish the allowance.

The total allowance for loan losses decreased $2,304,000, or 19.6% to $9,435,000 as of December 31, 2014, compared to $11,739,000 as of December 31, 2013.  This decrease in the allowance was primarily due to an improvement in the level of criticized loans at December 31, 2014 compared to the level at December 31, 2013 and management’s assessment of the collectability of the loans in Bancorp’s portfolio.

Non-Interest Income.  Total non-interest income decreased $1,204,000, or 21.8%, to $4,325,000 for 2014 compared to $5,529,000 for 2013.

Revenues from mortgage banking activities decreased $1,718,000, or 51.8%, to $1,600,000 for the year ended December 31, 2014, compared to $3,318,000 for the year ended December 31, 2013.  This decrease was primarily a result of a slowdown in loans originated for sale during the first half of 2014 and management’s decision to retain a larger percentage of loans originated in 2014 compared to 2013.  Those loans were primarily residential mortgages with floating rates.

Real estate commissions increased $506,000, or 95.8%, to $1,034,000 for the year ended December 31, 2014, compared to $528,000 for the year ended December 31, 2013. This increase was primarily the result of an improvement in general business conditions in Bancorp’s market and a resulting increase in commercial sales and leasing in 2014 compared to 2013.

Real estate management fees increased $56,000, or 8.2%, to $742,000 for the year ended December 31, 2014, compared to $686,000 for the year ended December 31, 2013.  This increase was primarily due to an increase in properties managed in 2014 compared to 2013.

Other non-interest income decreased $48,000, or 4.8%, to $949,000 for the year ended December 31, 2014, compared to $997,000 for the year ended December 31, 2013.  This increase was primarily due a gain recorded in 2014 for the fair value of interest rate lock commitments entered into by the Bank in 2014,  partially offset by a settlement received in 2013 on a previous written off asset.

Non-Interest Expenses.  Total non-interest expense decreased $6,336,000, or 21.1%, to $23,736,000 for 2014 compared to $30,072,000 for 2013.

Compensation and related expenses increased $333,000, or 2.3%, to $14,654,000 for the year ended December 31, 2014, compared to $14,321,000 for the year ended December 31, 2013.  This increase was primarily the result of hiring certain higher level employees in 2014, including senior management and credit department personnel, partially offset by a reduction in the number of employees needed in foreclosures and collections as a result of the two bulk loan sales in 2013.  As of December 31, 2014, Bancorp had 150 full-time equivalent employees compared to 160 at December 31, 2013.

Occupancy expense increased $176,000, or 11.3%, to $1,732,000 for the year ended December 31, 2014, compared to $1,556,000 for the year ended December 31, 2013.  This increase was primarily due to higher maintenance costs and utilities expenses in 2014.

Foreclosed real estate expenses, net decreased $6,122,000, or 99.8%, to $10,000 for the year ended December 31, 2014, compared to $6,132,000 for the year ended December 31, 2013.  This decrease was primarily due to lower level of foreclosed properties in 2014 and a lower level of expenses associated with the properties. In addition, there were higher write downs taken on foreclosed property in 2013 from an aggressive pricing strategy in 2013.

Legal fees decreased $482,000, or 60.4%, to $316,000 for the year ended December 31, 2014, compared to $798,000 for the year ended December 31, 2013.  This decrease was primarily due to a lower level of legal services needed in 2014 due to a lower level of non-performing loans, loan foreclosures and loan collections in 2014 compared to 2013.

The FDIC assessment decreased $358,000, or 25.8%, to $1,031,000 for the year ended December 31, 2014, compared to $1,389,000 for the year ended December 31, 2013.  This decrease was primarily the result of a decreased level of net assets in 2014 used by the FDIC to calculate the risk-based assessment charge.

Professional fees decreased $198,000, or 17.7%, to $921,000 for the year ended December 31, 2014, compared to $1,119,000 for the year ended December 31, 2013.  This decrease was primarily the result of a decrease in consultants hired in 2014 compared to 2013.  Management hired certain credit department personnel in 2014 that replaced consultants that were used in 2013.

Advertising fees increased $63,000, or 10.1%, to $687,000 for the year ended December 31, 2014, compared to $624,000 for the year ended December 31, 2013.  This increase was primarily due to an increase in production costs for new marketing designs in 2014 compared to 2013.

Online charges increased $47,000, or 5.5%, to $907,000 for the year ended December 31, 2014, compared to $860,000 for the year ended December 31, 2013.  This increase was due to an increase in the cost of online banking computer services from an expanded product offering to customers.

Credit report and appraisal fees increased $34,000, or 4.0%, to $890,000 for the year ended December 31, 2014, compared to $856,000 for the year ended December 31, 2013.  This increase was due to the updating of the loan portfolio files.

Other non-interest expense increased $171,000, or 7.1%, to $2,588,000 for the year ended December 31, 2014, compared to $2,417,000 for the year ended December 31, 2013.  This increase was primarily the result of a $314,000 reserve recorded for continent liabilities related to standby letters of credit during the year 2014, partially offset by a decrease in office expenses.

Income Taxes.  Income taxes decreased $8,679,000, to $31,000 for the year ended December 31, 2014, compared to $8,710,000 for the year ended December 31, 2013.  This decrease in the income tax provision in 2014 was due to the utilization of net operating losses to offset the 2014 pretax income.  In 2013, management and the board provided a full valuation allowance of $15.6 million as they had determined that it was more likely than not that net operating losses generated in 2013 and other deferred tax assets would not be realized.

Liquidity and Capital Resources

In 2014, Bancorp’s sources of liquidity were loan repayments, maturing investments, deposits, borrowed funds, and proceeds from loans sold on the secondary market.  Bancorp considers core deposits stable funding sources and includes all deposits, except time deposits of $100,000 or more.  The Bank’s experience has been that a substantial portion of certificates of deposit renew at time of maturity and remain on deposit with the Bank.  Additionally, loan payments, maturities, deposit growth and earnings contributed to Bancorp’s flow of funds.

In addition to its ability to generate deposits, Bancorp has external sources of funds, which may be drawn upon when desired.  The primary source of external liquidity is an available line of credit with the FHLB-Atlanta.  The Bank’s credit availability under the FHLB of Atlanta’s credit availability program was $153,070,000 at December 31, 2014, of which $115,000,000 was outstanding.  The Bank is able to borrow up to 20% of total assets.

The maturities of these long-term advances at December 31, 2013 were as follows (dollars in thousands):

Rate	Amount	Maturity
1.81% to 1.83%	$15,000	2016
2.43% to 4.05%	70,000	2017
2.58% to 3.43%	15,000	2018
4.00%	15,000	2019
	$115,000

As of December 31, 2014, Bancorp had outstanding an aggregate of $24,119,000 principal amount of subordinated debt, consisting of the 2035 Debentures and the Subordinated Notes.  The 2035 Debentures total $20,619,000, pay interest quarterly at a floating rate of interest of 3-month LIBOR (0.23% December 31, 2014) plus 200 basis points, and mature on January 7, 2035.  The Subordinated Notes total $3,500,000 and pay interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.

As of December 31, 2014, Bancorp had $2,120,000 outstanding in mortgage loan commitments, and unadvanced construction commitments of $36,162,000 which Bancorp expects to fund from the sources of liquidity described above.  These amounts do not include undisbursed lines of credit, home equity lines of credit and standby letters of credit, in the aggregate amount of $41,415,000 at December 31, 2014, which Bancorp anticipates it will be able to fund, if required, from these liquidity sources in the regular course of business.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity because Bancorp is currently not permitted to pay dividends.  As of December 31, 2014, Bancorp had no material commitments for capital expenditures.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2014, that the Bank meets all capital adequacy requirements to which it is subject.

The federal banking agencies have recently adopted proposals that substantially amend the regulatory capital rules applicable to us and the Bank.  The amended rules establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets.  The amended rules became effective with respect to us and the Bank in January 2015, with certain requirements to be phased in beginning in 2016. Management believes that the current capital levels of Bancorp and the Bank are sufficient to comply with the standards under the new rules.

We anticipate that our primary sources of liquidity in fiscal 2015 will be from loan repayments, maturing investments, deposits, borrowed funds, and proceeds from loans sold on the secondary market. We believe that these sources of liquidity will be sufficient for Bancorp to meet its liquidity needs over the next twelve months.  Cash generated from these liquidity sources may be affected by a number of factors. See “Risk Factors” for a discussion of the factors that can negatively impact the amount of cash we could receive.

Contractual Obligations

The following table contains, for the periods indicated, information regarding the financial obligations owing by Bancorp under contractual obligations.

	Payments due by period (dollars in thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Long-term borrowings	$115,000	$-	$85,000	$30,000	$-

Subordinated debentures	24,119	-	-	3,500	20,619

Operating lease obligations	131	92	39	-	-

Certificates of Deposit	298,489	197,603	85,076	15,810	-

Total	$437,739	$197,695	$170,115	$49,310	$20,619

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

Bancorp’s primary strategy to control interest rate risk is to sell substantially all long-term fixed-rate loans in the secondary market.  Bancorp did retain a higher amount of certain loans, including residential mortgages with floating rates, but these loans typically have interest rates that reset after a period of three to seven years. To further control interest rate risk related to its loan portfolio, Bancorp originates construction loans that typically have terms of one year or less.  The turnover in construction loan portfolio assists Bancorp in maintaining a reasonable level of interest rate risk.

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

Exposure to interest rate risk is actively monitored by Bancorp’s management.  Its objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments.  Bancorp uses the BankersGPS model to monitor its exposure to interest rate risk, which calculates changes in the economic value of equity (“EVE”).  The following table represents Bancorp’s EVE at December 31, 2014.  The EVE was calculated based upon information provided to the OCC.

ECONOMIC VALUE OF EQUITY (EVE)

			Economic Value of Equity
Change In Rates		$ Amount	$ Change	% Change

+400	bp	94,161	(14,315)	(13.2)%
+300	bp	96,879	(11,597)	(10.7)%
+200	bp	99,480	(8,996)	(8.3)%
+100	bp	103,492	(4,984)	(4.6)%
0	bp	108,476
-100	bp	113,091	4,615	4.3%
-200	bp	118,206	9,730	9.0%
-300	bp	124,605	16,129	14.9%
-400	bp	132,245	23,769	21.9%

The above table suggests that if interest rates rise 100 basis points, Bancorp’s market value of equity would decrease in value by $4,984,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Financial statements and supplementary data are included herein at pages F-1 through F-56, and incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previously reported in Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2013.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures,

Under the supervision and with the participation of Bancorp's management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2014.   Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the period covered by this report, Bancorp’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by  Bancorp in its reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Bancorp’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.  Based on that evaluation, there was no such a change during the quarter ended December 31, 2014.

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

Management assessed the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2014.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework 2013.  Based on its assessment, management concluded that as of December 31, 2013, Bancorp’s internal control over financial reporting is effective and meets the criteria of the Internal Control – Integrated Framework.

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

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Reference is made to the section captioned “Discussion of Proposals Recommended by the Board - Proposal 1:  Election of Directors” in Bancorp's Proxy Statement relating to the 2015 Annual Stockholders Meeting (“Proxy Statement”), and the information contained in item 4.1 of this Form 10-K,  for the information required by this Item, which is hereby incorporated by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the section captioned “Stock Ownership,” in Bancorp's Proxy Statement for the information required by this Item, which is hereby incorporated by reference.  The following table provides certain information as of December 31, 2014 with respect to Bancorp’s equity based compensation plans.

	Number of		Number of
	securities to be		securities
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding	outstanding	under equity
	options, warrants	options, warrants	compensation
Plan Category	and rights	and rights	plans
Equity compensation plan approved by security holders	328,200	$4.33	293,601
Equity compensation plans not approved by security holders	-	-	-
Total	328,200	$4.33	293,601

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)     The following consolidated financial statements of Bancorp and its wholly owned subsidiaries are filed as part of this report:

1.         Financial Statements

●	Report of BDO USA, LLP, independent registered public accounting firm.

●	Consolidated statements of financial condition at December 31, 2014 and December 31, 2013

●	Consolidated statements of operations for the years ended December 31, 2014 and 2013,

●	Consolidated statements of stockholders’ equity for the years ended December 31, 2014 and 2013

●	Consolidated statements of cash flows for the years ended December 31, 2014 and 2013

●	Notes to consolidated financial statements

2.        Financial Statement Schedules
All financial statement schedules have been omitted, as required information is either inapplicable or included in the consolidated financial statements or related notes.

3.        Exhibits
The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Severn Bancorp, Inc., as amended (1)
3.2	Bylaws of Severn Bancorp, Inc., as amended (2)
4.1	Warrant for Purchase of Shares of Common Stock (3)
10.1+	Stock Option Plan (4)
10.2+	Employee Stock Ownership Plan (5)
10.3+	Form of Common Stock Option Agreement (6)
10.4+	2008 Equity Incentive Plan (7)
10.5+	Form of Subscription Agreement (8)
10.6	Form of Subordinated Note (8)
10.7	Purchase Agreement, dated November 21, 2008, between Bancorp and the United States Department of the Treasury (3)
10.8	Supervisory Agreement dated November 23, 2009 between Severn Savings Bank, FSB and the OTS (9)
10.9	Supervisory Agreement dated November 23, 2009 between Severn Bancorp, Inc. and the OTS (9)
10.10+	Form of Director Option Award (10)
10.11+	Form of Employee Option Award (10)
10.12	Formal Agreement between Severn Savings Bank, FSB and the Office of the Comptroller of the Currency, dated April 23, 2013. (11)
14.1	Code of Ethics (12)
16.1	ParenteBeard LLC letter dated September 3, 2013 (13)
21.1*	Subsidiaries of Severn Bancorp, Inc.
23.1*	Consent of BDO USA, LLP
31.1*	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32 *	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*
The following financial statements from Severn Bancorp, Inc. Annual Report on Form 10-K as of December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

+ Denotes management contract, compensatory plan or arrangement.
* Filed herewith.

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

SEVERN BANCORP, INC.
March 17, 2015	/s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 17, 2015	/s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board,
President, Chief Executive Officer
and Director

March 17, 2015	/s/ Thomas G. Bevivino
Thomas G. Bevivino, Executive Vice
President, and Chief Financial Officer

March 17, 2015	/s/ Konrad M. Wayson
Konrad M. Wayson, Director
Vice Chairman of the Board

March 17, 2015	/s/ Michael H. Cook
Michael H. Cook, Director

March 17, 2015	/s/ Raymond S. Crosby
Raymond S. Crosby, Director

March 17, 2015	/s/ James H. Johnson, Jr.
James H. Johnson, Jr., Director

March 17, 2015	/s/ David S. Jones
David S. Jones, Director

March 17, 2015	/s/ Eric M. Keitz
Eric M. Keitz, Director

March 17, 2015	/s/ John A. Lamon III
John A. Lamon III, Director

March 17, 2015	/s/ Albert W. Shields
Albert W. Shields, Director

March 17, 2015	/s/ Mary Kathleen Sulick
Mary Kathleen Sulick, Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Severn Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Severn Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Severn Bancorp, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/BDO USA, LLP
Harrisburg, Pennsylvania
March 17, 2015

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	December 31,
	2014	2013

ASSETS
Cash and due from banks	$24,866	$44,934
Interest bearing deposits in other banks	8,469	41,269
Federal funds sold	-	12,173
Cash and cash equivalents	33,335	98,376
Investment securities held to maturity (fair value: $60,123 at December 31, 2014; $45,213 at December 31, 2013)	59,616	44,661
Loans held for sale	7,165	3,726
Loans receivable, net of allowance for loan losses of $9,435 and $11,739 in 2014 and 2013, respectively	633,882	602,813
Premises and equipment, net	25,159	25,838
Foreclosed real estate	1,947	8,972
Federal Home Loan Bank stock, at cost	5,936	6,190
Accrued interest receivable and other assets	9,288	9,027

Total assets	$776,328	$799,603

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$543,814	$571,249
Long-term borrowings	115,000	115,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	9,585	6,466

Total Liabilities	692,518	716,834

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
Preferred stock series “A”, 437,500 shares issued and outstanding; $3,500 liquidation preference at December 31, 2014 and December 31, 2013	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding; $23,393 liquidation preference at December 31, 2014 and December 31, 2013	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized; 10,067,379 and 10,066,679 shares issued and outstanding, respectively	101	101
Additional paid-in capital	75,848	75,374
Retained earnings	7,857	7,290

Total stockholders' equity	83,810	82,769

Total liabilities and stockholders' equity	$776,328	$799,603

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Years Ended December 31,
Interest Income	2014	2013

Loans, including fees	$30,574	$32,838
Securities, taxable	951	636
Other	291	318
Total interest income	31,816	33,792

Interest Expense
Deposits	3,928	4,706
Long-term borrowings and subordinated debentures	4,706	4,478
Total interest expense	8,634	9,184

Net interest income	23,182	24,608
Provision for loan losses	831	16,520
Net interest income after provision for loan losses	22,351	8,088

Non-Interest Income
Mortgage banking activities	1,600	3,318
Real estate commissions	1,034	528
Real estate management fees	742	686
Other	949	997
Total non-interest income	4,325	5,529

Non-Interest Expenses
Compensation and related expenses	14,654	14,321
Occupancy	1,732	1,556
Foreclosed real estate expenses, net	10	6,132
Legal	316	798
FDIC assessments and regulatory expense	1,031	1,389
Professional fees	921	1,119
Advertising	687	624
Online charges	907	860
Credit reports and appraisal fees	890	856
Other	2,588	2,417
Total non-interest expenses	23,736	30,072

Income (loss) before income tax provision	2,940	(16,455)
Income tax provision	31	8,710

Net income (loss)	2,909	(25,165)
Amortization of discount on preferred stock	270	270
Dividends on preferred stock	2,072	1,170
Net income (loss) available to common stockholders	$567	$(26,605)
Basic income (loss) per common share	$0.06	$(2.64)
Diluted income (loss) per common share	$0.06	$(2.64)

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2014 and 2013
(dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance - December 31, 2012	$4	$101	$74,996	$33,895	$108,996

Net Loss	-	-	-	(25,165)	(25,165)
Stock-based compensation	-	-	108	-	108
Dividend declared on Series B
preferred stock	-	-	-	(1,170)	(1,170)
Amortization of discount on Series B
preferred stock	-	-	270	(270)	-

Balance - December 31, 2013	4	101	75,374	7,290	82,769

Net Income	-	-	-	2,909	2,909
Stock-based compensation	-	-	201	-	201
Dividend declared on Series B
preferred stock	-	-	-	(2,072)	(2,072)
Amortization of discount on Series B
preferred stock			270	(270)	-
Exercised Options (700 shares)	-	-	3	-	3

Balance - December 31, 2014	$4	$101	$75,848	$7,857	$83,810

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2014	2013
Cash Flows from Operating Activities

Net income (loss)	$2,909	$(25,165)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred loan fees	(995)	(876)
Net amortization of premiums and Discounts	239	197
Provision for loan losses	831	16,520
Provision for depreciation	1,110	1,054
Provision for foreclosed real estate	-	4,610
Gain on sale of loans	(2,207)	(3,750)
(Gain) loss on sale of foreclosed real estate	(302)	367
Loss on disposal of fixed assets	-	134
Proceeds from loans sold to others	92,767	127,928
Loans originated for sale	(93,999)	(116,788)
Stock-based compensation expense	201	108
Deferred income tax expense	-	8,708
(Increase) in accrued interest receivable and other assets	(261)	(309)
Increase in accrued interest payable and other liabilities	1,047	687

Net cash provided by operating activities	1,340	13,425

Cash Flows from Investing Activities

Purchase of investment securities held to maturity	(21,549)	(16,048)
Proceeds from maturing investment securities held to maturity	5,000	5,000
Principal collected on mortgage-backed securities held to maturity	1,355	256
Proceeds from sale of loans	-	34,413
Net increase in loans	(31,752)	(11,330)
Proceeds from sale of foreclosed real estate	8,174	8,586
Investment in foreclosed real estate	-	(925)
Investment in premises and equipment	(431)	(578)
Redemption of FHLB stock	254	330

Net cash (used in) provided by investing activities	(38,949)	19,704

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Years Ended December 31,
	2014	2013

Cash Flows from Financing Activities

Net decrease in deposits	$(27,435)	$(28,145)
Proceeds from exercise of options	3	-

Net cash used in financing activities	(27,432)	(28,145)

(Decrease) increase in cash and cash equivalents	(65,041)	4,984
Cash and cash equivalents at beginning of year	98,376	93,392

Cash and cash equivalents at end of year	$33,335	$98,376

Supplemental disclosure of cash flows information:
Cash paid during year for:

Interest	$7,874	$8,655

Income taxes	$9	$1,437

Transfer of net loans to foreclosed real estate	$847	$10,169

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

Note 1 - Summary of Significant Accounting Policies - Continued

E.
Federal Home Loan Bank Stock – Federal Home Loan Bank of Atlanta (the “FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of generally accepted accounting principles, because its ownership is restricted and it lacks a market.  FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution.  As of December 31, 2014 and 2013, the Bank owned shares totaling $5,936,000 and $6,190,000, respectively.

The Bank evaluated the FHLB stock for impairment in accordance with generally accepted accounting principles.  The Bank’s determination of whether this investment is impaired is based on an assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value.  The determination of whether a decline in value affects the ultimate recoverability of its cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and accordingly on the customer base of the FHLB, and (4) the liquidity position of the FHLB.  Management has evaluated the FHLB stock for impairment and believes that no impairment charge is necessary as of December 31, 2014.

F.
Loans Held for Sale - Loans held for sale are carried at lower of cost or market value in the aggregate based on investor quotes.  Net unrealized losses are recognized through a valuation allowance by charges to income.

G.
Derivative Financial Instruments – The Bank enters into commitments to fund residential loans with intentions of selling them in the secondary market.  The Bank also enters into forward sales agreements for certain funded loans and loan commitments. The Bank records unfunded commitments intended for loans held for sale and forward sale agreements at fair value with changes in fair value recorded as a component of other income.  Loans originated and intended for sale in the secondary market are carried at lower of cost or fair value which based on those sales commitments.  For pipeline loans which are not pre-sold to an investor, the Bank manages the interest rate risk on rate lock commitments by entering into forward  sales contracts of mortgage backed securities, whereby the Bank obtains the right to deliver securities to investors in the future at a specific price.  Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in other income.

H.
Loan Servicing - Mortgage loans held for sale are sold either with the mortgage servicing rights released or retained by the Bank.  Gains and losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying values of the loan servicing rights, if retained, and related mortgage loans sold.  Mortgage servicing rights totaled $658,000 and $723,000 at December 31, 2014 and 2013, respectively.

Loans serviced for others not included in the accompanying consolidated statements of financial condition totaled $93,332,000 and $109,244,000 at December 31, 2014 and 2013, respectively.  As of December 31, 2014, the Bank was servicing $21,577,000 in loans for Federal Home Loan Mortgage Corporation (“FHLMC”), $46,347,000 in loans for Federal National Mortgage Association (“FNMA”) and $25,408,000 in loans for other investors.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies - Continued

I.
Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.  The Bank categorizes the loans into eight classifications: residential mortgage; construction; land acquisition and development; land; lines of credit; commercial real estate; commercial non-real estate; home equity; and consumer.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

J.
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

K.	Foreclosed Real Estate - Real estate acquired through or in the process of foreclosure is recorded at fair value less estimated disposal costs. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using estimates as described under the caption "Allowance for Loan Losses". In the event of a subsequent decline, management provides a specific reserve to reduce real estate acquired through foreclosure to fair value less estimated disposal cost. Expenses on foreclosed real estate incurred prior to the disposition of the property, such as maintenance, insurance and taxes, and physical security, are charged to expense. Material expenses that improve the property to its best use are capitalized to the property. Gains or losses on the sale of foreclosed real estate are recognized upon disposition of the property.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – Continued

L.
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

O.
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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established. The Bancorp recognizes a tax position as a benefit only if it “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The judgment about the level of future taxable income is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.

Bancorp recognizes interest and penalties on income taxes as a component of income tax expense.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – Continued

P.
Earnings Per Common Share - Basic earnings (loss) per share of common stock for the years ended December 31, 2014 and 2013 is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for each year. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by Bancorp relate to outstanding stock options, warrants, and convertible preferred stock, and are determined using the treasury stock method.

Not included in the diluted earnings per share calculation for the years ended December 31, 2014 and 2013, because they were anti-dilutive, were shares of common stock issuable upon exercise of outstanding stock options totaling 172,000 and 125,000, respectively, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A preferred stock.  There was no dilution during the 2013 period, as dilution does not apply to loss periods.

	Year Ended December 31,
	2014	2013
Common shares – weighted average (basic)	10,067,379	10,066,679
Common share equivalents – weighted average	29,008	-
Common shares – weighted average (diluted)	10,096,387	10,066,679

Q.	Advertising Cost - Advertising cost is expensed as incurred and totaled $687,000, and $624,000 for the years ended December 31, 2014, and 2013, respectively.

R.
Troubled Debt Restructuring – Loans are classified as troubled debt restructurings if the Bank grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring may be modified by means of extending the maturity date of the loan, reducing the interest rate on the loan to a rate below market, a combination of rate adjustments and maturity extensions, or by other means including covenant modifications, forbearances or other concessions.   All troubled debt restructurings, or TDRs, are considered impaired.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – Continued

S.
Significant Group Concentrations of Credit Risk – Most of Bancorp’s activities are with customers located in Anne Arundel County, Maryland and nearby areas.   Note 2, of the Notes to Consolidated Financial Statements discusses the types of securities that Bancorp currently invests in.  Note 3 discusses the types of lending that Bancorp engages in.  Although Bancorp intends to have a diversified loan portfolio, its debtors’ ability to honor their contracts will be influenced by the region’s economy.  Bancorp does not have any significant concentrations to any one customer.

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

T.
Off-Balance Sheet Financial Instruments – In the ordinary course of business, Bancorp has entered into off-balance sheet financial instruments consisting of commitments to extend credit.  Such financial instruments are recorded in the consolidated balance sheet when they are funded.

U.
Recent Accounting Pronouncements – Under ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a creditor will be considered to have physical possession of residential real estate property that is collateral for a residential mortgage loan and therefore should reclassify the loan to other real estate owned when either (a) the creditor obtains legal title to the property upon completion of a foreclosure, or (b) the borrower conveys all interest in the real estate property to the lender to satisfy that loan even though legal title may not have passed.  The amendments are effective for public business entities for annual periods and interim periods, beginning after December 15, 2014.  Early adoption is permitted.  An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method.  Bancorp evaluated the effect of ASU 2014-04 and believes adoption will not have a material effect on the Consolidation Financial Statements.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – Continued

Under ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-maturity Transactions, Repurchase Financings, and Disclosures, is an amendment requiring two accounting changes.  First, repurchase-to maturity will be accounted for as secured borrowing transactions on the balance sheet, rather than sales.  Second, for repurchase financial arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement.

ASU 2014-11 also introduces new disclosures to increase transparency about the types of collateral pledged for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings.  The ASU also requires a transferor to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee.  The updated standard applies to all public entities for the first interim period beginning after December 15, 2014.  Bancorp has evaluated the effect of ASU 2014-11 and believes adoption will not have a material effect on the Consolidated Financial Statements.

V.
Subsequent Events – Bancorp has evaluated events and transactions occurring subsequent to December 31, 2014, the date of the consolidated statements of financial condition, for items that should potentially be recognized or disclosed in the consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

W.
Concentration of Credit Risk – From time to time, the Bank will maintain balances with its correspondent bank that exceed the $250,000 federally insured deposit limit.  Management routinely evaluates the credit worthiness of the correspondent bank and does not feel they pose a significant risk to Bancorp.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2014:

US Treasury securities	$27,140	$465	$29	$27,576
US Agency securities	17,044	130	57	17,117
US Government sponsored mortgage-backed securities	15,432	48	50	15,430
Total	$59,616	$643	$136	$60,123

December 31, 2013:

US Treasury securities	$31,235	$665	$69	$31,831
US Agency securities	11,123	44	101	11,066
US Government sponsored mortgage-backed securities	2,303	27	14	2,316
Total	$44,661	$736	$184	$45,213

As of December 31, 2014 and 2013, there were $4,244,000 and $3,263,000, respectively, of US Treasury securities or mortgage-backed securities pledged by Bancorp as collateral for borrowers’ letters of credit with Anne Arundel County.

The following table shows fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2014. Included in the table are seven US Treasury securities, ten Agency securities and five Mortgage-backed security in a gross unrealized loss position at December 31, 2014.  There were seven US Treasury securities, eight Agency securities and two Mortgage-backed securities in a gross unrealized loss position at December 31, 2013. Management believes that the unrealized losses in 2014 and 2013 were the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds.  The Bank does not consider any of these securities to be other than temporarily impaired at December 31, 2014 or December 31, 2013, because the unrealized losses were related primarily to changes in market interest rates and widening of sector spreads and were not necessarily related to the credit quality of the issuers of the securities.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 2 - Investment Securities – Continued

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014:	(dollars in thousands)

US Treasury securities	$6,953	$29	$-	$-	$6,953	$29
US Agency securities	10,024	57	-	-	10,024	57
US Government sponsored mortgage-backed securities	13,405	50	-	-	13,405	50
Total	$30,382	$136	$-	$-	$30,382	$136

December 31, 2013:

US Treasury securities	$6,907	$69	$-	$-	$6,907	$69
US Agency securities	7,934	101	-	-	7,934	101
US Government sponsored mortgage-backed securities	1,931	14			1,931	14
Total	$16,772	$184	$-	$-	$16,772	$184

The amortized cost and estimated fair value of debt securities as of December 31, 2014, by contractual maturity, are shown in the following table.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity
	(dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,026	$7,092
Due from one year to five years	34,243	34,520
Due from five years to ten years	2,915	3,081
US Government sponsored mortgage-backed securities	15,432	15,430
	$59,616	$60,123

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable

Loans receivable, including unfunded commitments consist of the following:

	December 31
	2014	2013
	(dollars in thousands)
Residential mortgage, total	$309,461	$258,919
Individually evaluated for impairment	28,535	35,064
Collectively evaluated for impairment	280,926	223,855
Construction, land acquisition and development, total	84,325	75,539
Individually evaluated for impairment	917	2,808
Collectively evaluated for impairment	83,408	72,731
Land, total	30,426	34,429
Individually evaluated for impairment	2,039	1,263
Collectively evaluated for impairment	28,387	33,166
Lines of credit, total	19,251	21,598
Individually evaluated for impairment	454	304
Collectively evaluated for impairment	18,797	21,294
Commercial real estate, total	198,539	220,160
Individually evaluated for impairment	6,309	4,672
Collectively evaluated for impairment	192,230	215,488
Commercial non-real estate, total	10,167	8,583
Individually evaluated for impairment	274	-
Collectively evaluated for impairment	9,893	8,583
Home equity, total	28,750	30,339
Individually evaluated for impairment	3,551	1,777
Collectively evaluated for impairment	25,199	28,562
Consumer, total	1,040	1,185
Individually evaluated for impairment	12	-
Collectively evaluated for impairment	1,028	1,185
Total Loans	681,959	650,752
Less
Unfunded commitments included above	(36,162)	(34,069)
	645,797	616,683
Individually evaluated for impairment	42,091	45,888
Collectively evaluated for impairment	603,706	570,795
	645,797	616,683
Allowance for loan losses	(9,435)	(11,739)
Deferred loan origination fees and costs, net	(2,480)	(2,131)
Net Loans	$633,882	$602,813

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 3 - Loans Receivable – Continued

 The following is a summary of the allowance for loan losses for the years ended December 31, 2014 and December 31, 2013 (dollars in thousands):

2014	Total	Residential Mortgage	Acquisition and Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Beginning Balance	$11,739	$6,291	$414	$1,346	$36	$2,512	$135	$1,003	$2
Provision	831	(1,089)	11	(1,049)	1,285	59	1,396	221	(3)
Charge-offs	(3,994)	(844)	(63)	-	(1,324)	(92)	(1,410)	(261)	-
Recoveries	859	306	-	349	15	25	159	-	5
Ending Balance	$9,435	$4,664	$362	$646	$12	$2,504	$280	$963	$4

Allowance on loans individually evaluated for impairment	$2,777	$2,113	$-	$53	$-	$224	$15	$370	$2
Allowance on loans collectively evaluated for impairment	$6,658	$2,551	$362	$593	$12	$2,280	$265	$593	$2

2013	Total	Residential Mortgage	Acquisition and Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Beginning Balance	$17,478	$8,418	$2,120	$2,245	$87	$3,295	$46	$1,254	$13
Provision	16,520	4,758	667	1,857	410	7,506	768	543	11
Charge-offs	(25,293)	(7,919)	(2,439)	(4,529)	(521)	(8,343)	(687)	(809)	(46)
Recoveries	3,034	1,034	66	1,773	60	54	8	15	24
Ending Balance	$11,739	$6,291	$414	$1,346	$36	$2,512	$135	$1,003	$2

Allowance on loans individually evaluated for impairment	$3,303	$2,749	$-	$67	$-	$241	$-	$246	$-
Allowance on loans collectively evaluated for impairment	$8,436	$3,542	$414	$1,279	$36	$2,271	$135	$757	$2

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

The allowance for loan losses is based on management’s judgment and evaluation of the loan portfolio.  Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors.  While management believes the allowance was adequate as December 31, 2014, changing economic and market conditions may require future adjustments to the allowance for loan losses.

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

During the year ended December 31, 2014, the provision for loan losses was $831,000 compared to $16,520,000 for the year ended December 31, 2013.  This decrease of $15,689,000, or 94.5%, was a result of management’s decision to sell approximately $48,514,000 of its loan portfolio to reduce the amount of problem loans in its portfolio as of December 31, 2013.  In accordance with generally accepted accounting principles, the losses on these sales, totaling approximately $14,199,000, were charged off and recorded in the allowance for loan losses in 2013.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

The following tables summarize impaired loans at December 31, 2014 and 2013 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2014
Residential mortgage	$14,094	$2,113	$14,441	$28,535	$29,487
Construction, acquisition and development	-	-	917	917	917
Land	355	53	1,684	2,039	2,157
Lines of credit	-	-	454	454	545
Commercial real estate	2,529	224	3,780	6,309	6,533
Commercial non-real estate	274	15	-	274	274
Home equity	1,472	370	2,079	3,551	4,274
Consumer	12	2	-	12	12
Total Impaired loans	$18,736	$2,777	$23,355	$42,091	$44,199

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2013
Residential mortgage	$16,910	$2,749	$18,154	$35,064	$39,149
Construction, acquisition and development	-	-	2,808	2,808	3,453
Land	363	67	900	1,263	1,380
Lines of credit	-	-	304	304	395
Commercial real estate	2,092	241	2,580	4,672	4,685
Commercial non-real estate	-	-	-	-	-
Home equity	491	246	1,286	1,777	2,239
Consumer	-	-	-	-	-
Total Impaired loans	$19,856	$3,303	$26,032	$45,888	$51,302

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

The following tables summarize average impaired loans for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
December 31, 2014
Residential mortgage	$14,222	$592	$17,342	$648	$31,564	$1,240
Construction, acquisition and development	-	-	1,831	54	1,831	54
Land	359	13	1,774	89	2,133	102
Lines of credit	599	15	616	41	1,215	56
Commercial real estate	2,556	120	4,515	230	7,071	350
Commercial non-real estate	258	5	406	23	664	28
Home equity	1,460	-	2,174	65	3,634	65
Consumer	13	-	-	-	13	-
Total Impaired loans	$19,467	$745	$28,658	$1,150	$48,125	1,895

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
December 31, 2013
Residential mortgage	$18,024	$781	$28,941	$1,148	$46,965	$1,929
Construction, acquisition and development	952	44	5,284	164	6,236	208
Land	1,920	59	1,538	79	3,458	138
Lines of credit	-	-	365	24	365	24
Commercial real estate	5,698	272	6,949	270	12,647	542
Commercial non-real estate	-	-	-	-	-	-
Home equity	491	22	1,684	88	2,175	110
Consumer	-	-	1,077	43	1,077	43
Total Impaired loans	$27,085	$1,178	$45,838	$1,816	$72,923	2,994

During 2013, management elected to sell approximately $48,514,000 of loans in two separate bulk sales.  The loans sold included approximately $24,084,000 of non-accruing loans, $7,844,000 of performing troubled debt restructurings (“TDR’s”), and $16,586,000 of classified and other loans.

Commercial loans represented approximately $24,256,000, residential loans approximately $15,283,000 and land loan approximately $8,975,000.  The loss on the two 2013 bulk loan sales totaled approximately $14,199,000.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

Included in the above impaired loans amount at December 31, 2014 is $29,301,000 of loans that are not in non-accrual status.  In addition, there was a total of $28,535,000 of residential real estate loans included in impaired loans at December 31, 2014, of which $23,626,000 were to consumers and $4,909,000 to builders. The collateral supporting impaired loans is individually reviewed by management to determine its estimated fair market value, less estimated disposal cost and a charge-off to the loan is made, if necessary, for the difference between the carrying amount of any loan and the estimated fair value of the collateral less estimated disposal cost.  A specific allowance is established if the net collateral value has not been finalized, but management determines that it is likely that the net collateral value of the loan is lower than the carrying value of the loan.

The following tables present the classes of the loan portfolio, including unfunded commitments summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2014 and 2013 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Residential mortgage	$295,589	$1,331	$12,541	$-	$309,461
Construction acquisition and development	82,778	-	1,547	-	84,325
Land	30,285	-	141	-	30,426
Lines of credit	16,112	2,479	660	-	19,251
Commercial real estate	181,686	7,172	9,681	-	198,539
Commercial non-real estate	9,275	637	255	-	10,167
Home equity	25,769	-	2,981	-	28,750
Consumer	985	-	55	-	1,040
Total loans	$642,479	$11,619	$27,861	$-	$681,959

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Residential mortgage	$240,325	$3,454	$15,140	$-	$258,919
Construction acquisition and development	72,104	250	3,185	-	75,539
Land	33,804	480	145	-	34,429
Lines of credit	19,152	568	1,878	-	21,598
Commercial real estate	205,063	6,775	8,322	-	220,160
Commercial non-real estate	8,583	-	-	-	8,583
Home equity	28,447	115	1,777	-	30,339
Consumer	299	-	886	-	1,185
Total loans	$607,777	$11,642	$31,333	$-	$650,752

Included in the Pass column were $36,162,000 and $34,069,000 in unfunded commitments at December 31, 2014 and 2013, respectively.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  There were no loans past due greater than 90 days and still accruing as of December 31, 2014 and 2013. Included in the Current column were $36,162,000 and $34,069,000 in unfunded commitments at December 31, 2014 and 2013, respectively. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2014 and 2013 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Non-Accrual
December 31, 2014
Residential mortgage	$2,549	$2,333	$3,095	$7,977	$301,484	$309,461	$6,052
Construction acquisition and development	-	-	-	-	84,325	84,325	115
Land	-	-	6	6	30 420	30,426	847
Lines of credit	-	-	-	-	19,251	19,251	388
Commercial real estate	447	45	375	867	197,672	198,539	652
Commercial non-real estate	-	-	-	-	10,167	10,167	1,775
Home equity	174	242	2,417	2,833	25,917	28,750	3,016
Consumer	-	-	-	-	1,040	1,040	-
Total loans	$3,170	$2,620	$5,893	$11,683	$670,276	$681,959	$12,845

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Non-Accrual
December 31, 2013
Residential mortgage	$2,985	$3,834	$3,678	$10,497	$248,422	$258,919	$6,802
Construction acquisition and development	-	-	705	705	74,834	75,539	814
Land	29	-	-	29	34,400	34,429	183
Lines of credit	181	-	-	181	21,417	21,598	304
Commercial real estate	420	28	350	798	219,362	220,160	1,155
Commercial non-real estate	1	-	-	1	8,582	8,583	-
Home equity	29	138	469	636	29,703	30,339	1,777
Consumer	1	-	-	1	1,184	1,185	-
Total loans	$3,646	$4,000	$5,202	$12,848	$637,904	$650,752	$11,035

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

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Unless otherwise noted, the Bank requires collateral or other security to support financial instruments with off-balance-sheet credit risk.

Financial Instruments Whose Contract Amounts Represent Credit Risk	Contract Amount At December 31,
	2014	2013
	(dollars in thousands)
Standby letters of credit	$7,357	$14,719
Home equity lines of credit	8,571	12,345
Unadvanced construction commitments	36,162	34,023
Mortgage loan commitments	2,120	4,193
Lines of credit	23,844	30,965
Loans sold with limited repurchase provisions	38,247	28,134

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes, except for certain standby letters of credit, that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of December 31, 2014 and 2013 for guarantees under standby letters of credit issued was $314,000 and $0, respectively.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable – Continued

Mortgage loan commitments not reflected in the accompanying statements of financial condition at December 31, 2014 include $2,120,000 at a fixed interest rate range of 3.750% to 4.50% and none at floating interest rates, and at December 31, 2013 included $4,193,000 at a fixed rate range of 3.625% to 5.250% and none at floating interest rates.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. The loans sold under these agreements for the years ended December 31, 2014 and 2013 were $90,560,000 and $124,178,000, respectively. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within a period ranging from 90 to 120 days after the sale date depending on the investor’s agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the consolidated statement of financial condition at December 31, 2014 and 2013 as a liability for credit loss related to these loans.  The Bank repurchased no loans under these agreements in 2014 or 2013.

Only loans originated specifically for sale are recorded as held for sale at the period ended December 31, 2014 and December 31, 2013.

Except for the $314,000 liability recorded for standby letters of credit at December 31, 2014, liabilities for credit losses associated with these commitments were not material at December 31, 2014 and 2013.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

The following tables present newly restructured loans that occurred during the years ended December 31, 2014 and 2013 by the type of concession (dollars in thousands):

Year ended December 31, 2014
	Rate Modification	Contracts	Term Modifications	Contracts	Combination Modifications	Contracts	Total	Total Contracts

Pre-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	-	-	$447	2	$447	2
Construction, acquisition and development	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	541	3	541	3
Commercial non-real estate	-	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total loans	-	-	-	-	$988	5	$988	5

Post-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	-	-	$447	2	$447	2
Construction, acquisition and development	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	541	3	541	3
Commercial non-real estate	-	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total loans	-	-	-	-	$988	5	$988	5

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

In addition, the TDR is considered an impaired loan.  A determination is made as to whether an impaired TDR is cash flows or collateral dependent.  If the TDR is cash flows dependent, an allowance for loan losses specific reserve is calculated based on the difference in net present value of future cash flows between the original and modified loan terms.  If the TDR is collateral dependent, the collateral securing the TDR, which is always real estate, is evaluated for impairment based on an appraisal.  If a TDR’s collateral valuation is less than its current loan balance, the TDR is written down for accounting purposes by the amount of the difference between the current loan balance and the collateral.  If the borrower performs under the terms of the modification, generally six consecutive months, and the ultimate collectability of all amounts contractually due under the modified terms is not in doubt, the loan is returned to accrual status but continues to be an impaired loan.  There are no loans that have been modified due to the financial difficulties of the borrower that are not considered a TDR.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable – Continued

Interest on TDRs was accounted for under the following methods as of December 31, 2014 and December 31, 2013 (dollars in thousands):

	Number of Contracts	Accrual Status	Number of Contracts	Non- Accrual Status	Total Number of Contracts	Total Modifications
December 31, 2014
Residential mortgage	57	$22,154	5	$2,402	62	$24,556
Construction, acquisition and development	2	803	-	-	2	803
Land	5	982	1	6	6	988
Lines of credit	-	-	-	-	-	-
Commercial real estate	6	3,623	1	109	7	3,732
Commercial non-real estate	5	150	2	124	7	274
Home equity	-	-	-	-	-	-
Consumer	1	12	-	-	1	12
Total loans	76	$27,724	9	$2,641	85	$30,365

December 31, 2013
Residential mortgage	66	$28,966	5	$856	71	$29,822
Construction, acquisition and development	3	1,994	1	705	4	2,699
Land	5	1,080	2	6	7	1,086
Lines of credit	-	-	-	-	-	-
Commercial real estate	5	3,199	1	112	6	3,311
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	79	$35,239	9	$1,679	88	$36,918

Management does not charge off a TDR, or a portion of a TDR, until one of the following conditions has been met:

•	The loan has been foreclosed on. Once the loan has been transferred from the loans receivable to foreclosed real estate, a charge off is recorded for the difference between the recorded amount of the loan and the net value of the underlying collateral.

•	An agreement to accept less than the face value of the loan has been made with the borrower. Once an agreement has been finalized, and any proceeds from the borrower are received, a charge off is recorded for the difference between the recorded amount of the loan and the net value of the underlying collateral.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Premises and Equipment

Premises and equipment are summarized by major classification as follows:

	December 31,		Estimated
	2014	2013	Useful Lives
	(dollars in thousands)
Land	$1,537	$1,537	-
Building	29,423	29,162	39 Years
Leasehold improvements	1,675	1,657	15-27.5 Years
Furniture, fixtures and equipment	2,985	3,221	3-10 Years
Construction in process	-	54
Total at cost	35,620	35,631
Accumulated depreciation	(10,461)	(9,793)
	$25,159	$25,838

Depreciation expense was $1,110,000 and $1,054,000 for the years ended December 31, 2014 and 2013, respectively.

Bancorp has four retail branch locations in Anne Arundel County, Maryland, of which it owns three and leases the fourth from a third party.  The lease term expires July 2015. There is an option remaining to renew the lease for one additional five year term.  In addition, the Bank leases office space in Annapolis, Maryland from a third party.  The lease expires January 2016, with the option to renew the lease for one additional five year term.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Premises and Equipment - Continued

The minimum future annual rental payments on leases are as follows:

Years Ended December 31, (in thousands)
2015	92
2016	21
2017	18

Total rent expense was $121,000 and $99,000 for the years ended December 31, 2014 and 2013, respectively.

The minimum future annual rental income on leases is as follows:

Years Ended December 31, (in thousands)
2015	908
2016	926
2017	674
2018	455
2019	217

H.S. West, LLC, a subsidiary of the Bank, leases space to three unrelated companies and to a law firm of which the President of Bancorp and the Bank is a partner.  Total gross rental income included in occupancy expense on the Consolidated Statements of Operations was $956,000 and $648,000 for the years ended December 31, 2014 and 2013, respectively.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Foreclosed Real Estate

As of December 31, 2014, Bancorp had foreclosed real estate consisting of 11 residential properties with a carrying value of $1,947,000.  During the year ended December 31, 2014, Bancorp sold a total of 21 properties previously included in foreclosed real estate.  The properties sold during 2014 had a combined net book value of $7,872,000 after total write-downs taken subsequent to their transfer from loans to foreclosed real estate of $2,338,000, and were sold at a combined net gain of $302,000.  In addition, Bancorp incurred $1,103,000 in costs related to the sale of the properties.  The following table summarizes the changes in foreclosed real estate for the years ended December 31, 2014 and 2013 (dollars in thousands):

Foreclosed real estate at December 31, 2012	$11,441
Transferred from impaired loans, net of specific reserves of $3,267	10,169
Property improvements	925
Additional write downs	(4,610)
Property sold, including loss on sale	(8,953)
Foreclosed real estate at December 31, 2013	$8,972
Transferred from impaired loans, net of specific reserves of $3,303	847
Property improvements	-
Additional write downs	-
Property sold, including loss on sale	(7,872)
Foreclosed real estate at December 31, 2014	$1,947

Total foreclosed real estate expense for 2014 was $10,000.  Net gain on the property sales was $302,000, property write downs totaled $0 and operating expense was $312,000.  Total foreclosed real estate expense for 2013 was $6,132,000.  Net loss on the property sales was $367,000, property write downs totaled $4,610,000 and operating expense was $1,155,000.

Note 6 - Investment in Federal Home Loan Bank of Atlanta Stock

The Bank is required to maintain an investment in the stock of the FHLB in an amount equal to at least 1% of the unpaid principal balances of the Bank's residential mortgage loans or 1/20 of its outstanding advances from the FHLB, whichever is greater. Purchases and sales of stock are made directly with the FHLB at par value.

Note 7 – Deposits

Deposits in the Bank as of December 31, 2014 and 2013 consisted of the following:

	December 31, 2014		December 31, 2013
Category	Amount	Percent	Amount	Percent
	(dollars in thousands)

NOW accounts	$54,827	10.08%	$40,067	7.01%
Money market accounts	39,579	7.28%	38,619	6.76%
Passbooks	126,062	23.18%	164,504	28.79%
Certificates of deposit	298,489	54.89%	301,355	52.75%
Non-interest bearing accounts	24,857	4.57%	26,704	4.69%
Total deposits	$543,814	100.00%	$571,249	100.00%

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Deposits - Continued

At December 31, 2014 scheduled maturities of certificates of deposit are as follows:

Amount
(dollars in thousands)
One year or less	$197,603
More than 1 year to 2 years	47,667
More than 2 years to 3 years	37,409
More than 3 years to 4 years	11,027
More than 4 years to 5 years	4,783
$298,489

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was $139,347,000 and $131,425,000 at December 31, 2014 and 2013, respectively.

Note 8 – Long Term Borrowings

The Bank's total credit availability under the FHLB’s credit availability program was $153,070,000 and $162,110,000 at December 31, 2014 and 2013, respectively.  The Bank is able to borrow up to 20% of total assets.  There were no short-term borrowings with the FHLB at December 31, 2014 and 2013.   Long-term advances outstanding were $115,000,000 at both December 31, 2014 and 2013.  The maturities of these long-term advances at December 31, 2014 are as follows (dollars in thousands):

Rate	Amount	Maturity
1.81% to 1.83%	$15,000	2016
2.43% to 4.05%	70,000	2017
2.58% to 3.43%	15,000	2018
4.00%	15,000	2019
	$115,000

The Bank's stock in the FHLB is pledged as security for the advances and under a blanket floating lien security agreement with the FHLB. The Bank is required to maintain as collateral for its advances, qualified loans in varying amounts depending on the loan type.  Loans with an approximate fair value of $261,682,000 are pledged as collateral at December 31, 2014.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Subordinated Debentures

As of December 31, 2014, Bancorp had outstanding approximately $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR (0.23% December 31, 2014) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

The 2035 Debentures were issued and sold to Severn Capital Trust I (the “Trust”), of which 100% of the common equity is owned by Bancorp.  The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures.  The 2035 Debentures held by the Trust are the sole assets of the Trust.  Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures.  Bancorp has entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee. $17,000,000 of the proceeds from Bancorp’s issuance of the debentures was contributed to the Bank, and qualifies as Tier 1 capital for the Bank under Federal Reserve Board guidelines.  Under the terms of the 2035 Indenture, Bancorp is permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods provided that no event of default has occurred and is continuing.  As of December 31, 2014, Bancorp has deferred the payment of eleven quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,350,000.  This amount is included in the accrued interest payable and other liabilities total on the balance sheet.

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

On November 15, 2008, Bancorp completed a private placement offering consisting of a total of 70 units, at an offering price of $100,000 per unit, for gross proceeds of $7.0 million. Each unit consisted of 6,250 shares of Bancorp's Series A preferred stock and Bancorp's Subordinated Note in the original principal amount of $50,000.

The Subordinated Notes pay interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Debt issuance costs totaled $245,000 and are being amortized over 10 years.  Interest payments on the Subordinated Notes are current as of December 31, 2014.

Note 10 – Employee Benefit Plans

The Bank has a 401(k) Retirement Savings Plan.  Employees may contribute a percentage of their salary up to the maximum amount allowed by law. The Bank is obligated to contribute 50% of the employee's contribution, not to exceed 6% of the employee's annual salary. All employees who have completed one

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Employee Benefit Plans - Continued

year of service with the Bank are eligible to participate. The Bank's contributions to this plan were $198,000, and $175,000 for the years ended December 31, 2014 and 2013, respectively.

The Bank has an Employee Stock Ownership Plan ("ESOP") for the exclusive benefit of participating employees. The Bank recognized ESOP expense of $140,000 for each of the years ended December 31, 2014 and 2013, and had unallocated shares to participants in the plan totaling 25,000 shares and 40,000 shares as of December 31, 2014 and 2013, respectively.  The fair value of the unallocated shares at December 31, 2014 was approximately $114,000.

Note 11 - Stockholders’ Equity

As part of the private placement offering discussed in Note 9, Bancorp issued a total of 437,500 shares of its Series A 8.0% Non-Cumulative Convertible preferred stock (“Series A preferred stock”). The liquidation preference is $8.00 per share.  Holders of Series A preferred stock will not be entitled to any further liquidation distribution on the Series A preferred stock. Each share of Series A preferred stock is convertible at the option of the holder into one share of Bancorp common stock, subject to adjustment upon certain corporate events. The initial conversion rate is equivalent to an initial conversion price of $8.00 per share of Bancorp common stock. At the option of Bancorp, on and after December 31, 2014, at any time and from time to time, some or all of the Series A preferred stock may be converted into shares of Bancorp common stock at the then-applicable conversion rate.  Costs related to the issuance of the preferred stock totaled $247,000 and were netted against the proceeds.

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

The Series B preferred stock qualifies as Tier 1 capital and pays cumulative compounding dividends at a rate of 9% per annum. The Series B preferred stock may be redeemed by Bancorp.

The Series B preferred stock has no maturity date and ranks pari passu with Bancorp’s existing Series A preferred stock, in terms of dividend payments and distributions upon liquidation, dissolution and winding up of Bancorp.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Stockholders’ Equity - Continued

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

Bancorp’s ability to declare dividends on its common stock are limited by the terms of Bancorp’s Series A preferred stock and Series B preferred stock.  Bancorp may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to its common stock in any quarter until the dividend on the Series A preferred stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally, Bancorp may not declare or pay dividend or distribution on its common stock, and Bancorp may not purchase, redeem or otherwise acquire for consideration any of its common stock, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Series B preferred stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside), subject to certain minor exceptions.  As of December 31, 2014, the cumulative amount of dividends of the Series B preferred stock in arrears not declared, including interest on unpaid dividends was $4,442,000.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the dividend arrearages on its Series B preferred stock have been paid in full and until Bancorp declares and pays a dividend on its Series A preferred stock.

Additionally, under the terms of Bancorp's 2035 Debentures, if (i) there has occurred and is continuing an event of default, (ii) Bancorp is in default with respect to payment of any obligations under the related guarantee or (iii) Bancorp has given notice of its election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then Bancorp may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of its capital stock, including common stock.  As permitted under the terms of the 2035 Debentures, as of December 31, 2014, Bancorp has deferred the payment of eleven quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,350,000.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the interest deferrals on the 2035 Debentures have been paid in full.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12- Stock-Based Compensation

Bancorp has a stock-based compensation plan for directors, officers, and other key employees of Bancorp.  The aggregate number of shares of common stock that may be issued with respect to the awards granted under the plan is 500,000 plus any shares forfeited under Bancorp’s old stock-based compensation plan.  Under the terms of the plan, Bancorp has the ability to grant various stock compensation incentives, including stock options, stock appreciation rights, and restricted stock.  The number of shares available to grant under the plan was 293,100 at December 31, 2014.  The stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors.  Under the stock based compensation plan, stock options generally have a maximum term of ten years, and are granted with an exercise price at least equal to the fair market value of the common stock on the date the options are granted.  Generally, options granted to directors of Bancorp vest immediately, and options granted to officers and employees vest over a five-year period, although the Compensation Committee has the authority to provide for different vesting schedules.

Bancorp follows FASB ASC 718, Compensation – Stock Compensation (FASB ASC 718) to account for stock-based compensation.  FASB ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statement of operations at fair value.  FASB ASC 718 requires an entity to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award.  The expense is recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2014 and 2013 totaled $201,000 and $108,000, respectively.  There was no income tax benefit recognized in the consolidated statements of operations for stock-based compensation for the years ended December 31, 2014 and 2013.

There were 50,000 options granted in 2014 and 260,000 options granted in 2013.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12- Stock-Based Compensation – Continued

Information regarding Bancorp’s stock option plan as of and for the years ended December 31, 2014 and 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, December 31, 2012	81,000	$4.23
Options granted	260,000	4.17
Options exercised	-	-
Options forfeited	(22,000)	3.61
Options outstanding, December 31, 2013	319,000	4.23
Options granted	50,000	4.67
Options exercised	(700)	3.37
Options forfeited	(40,100)	3.93
Options outstanding, December 31, 2014	328,200	4.33	3.03	$122,160
Options exercisable, December 31, 2014	129,695	4.16	1.75	$60,033
Option price range at December 31, 2014	$3.37 to $5.31

The stock-based compensation expense amounts were derived using the Black-Scholes option-pricing model.  The following weighted average assumptions were used to value options granted in current and prior periods presented.

	2014	2013
Expected life of options	5.5 years	5.0 years
Risk-free interest rate	1.76%	1.09%
Expected volatility	66.61%	79.14%
Expected dividend yield	0.00%	0.00%
Weighted average fair value of options granted	$2.63	$2.58

The expected life of options amount is based on the vesting period and the expiration date of the options granted.  The Risk-free interest rate is based on the US Treasury’s five year Treasury note rate at the time of the option grant.  The expected volatility is based on the closing common stock price of Bancorp over a five year period.  The expected dividend yield is based on Bancorp’s current policy of not paying a common stock dividend.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12- Stock-Based Compensation – Continued

The following table summarizes the nonvested options in Bancorp’s stock option plan as of December 31, 2014.

	Shares	Weighted Average Exercise Price
Nonvested options outstanding, December 31, 2013	236,383	$4.29
Nonvested options granted	50,000	4.67
Nonvested options vested	(47,778)	4.35
Nonvested options forfeited	(40,100)	3.93
Nonvested options outstanding, December 31, 2014	198,505	$4.44

As of December 31, 2014, there was approximately $616,000 of total unrecognized stock-based compensation cost related to non-vested stock options, which is expected to be recognized over a period of fifty-eight months.

Note 13- Regulatory Matters

As of December 31, 2014, Bancorp’s reservable liability was below the threshold established by the Federal Reserve Bank and therefore, Bancorp was not required to maintain reserves (in the form of deposits with the Federal Reserve Bank or a correspondent bank on behalf of the Federal Reserve Bank.)

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

As of December 31, 2014, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13- Regulatory Matters – Continued

The following table presents the Bank's actual capital amounts and ratios at December 31, 2014 and 2013:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
December 31, 2014
Tangible (1)	$106,916	13.8%	$11,590	1.50%	N/A	N/A
Tier 1 capital (2)	106,916	19.4%	N/A	N/A	$33,081	6.00%
Core (1)	106,916	13.8%	30,906	4.00%	38,633	5.00%
Total (2)	113,848	20.6%	44,108	8.00%	55,135	10.00%

December 31, 2013
Tangible (1)	$102,790	12.9%	$11,924	1.50%	N/A	N/A
Tier 1 capital (2)	102,790	18.6%	N/A	N/A	$33,114	6.00%
Core (1)	102,790	12.9%	31,797	4.00%	39,747	5.00%
Total (2)	109,055	19.8%	44,153	8.00%	55,191	10.00%

(1) To adjusted total assets.
(2) To risk-weighted assets.

On April 23, 2013, the Bank was notified by the OCC that the OCC established minimum ratios for the Bank requiring it to immediately maintain a Tier 1 Leverage Capital Ratio to Adjusted Total Assets of at least 10% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 15%.  The Bank was in compliance with these requirements as of December 31, 2014 and December 31, 2013.

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

The terms of the agreement with Bancorp and the agreement with the Bank will remain in effect until terminated, modified or suspended by the FRB and OCC, respectively. The foregoing summaries are qualified by reference to (i) the supervisory agreement, a copy of which is filed as an exhibit to Bancorp’s Annual Report on Form 10-K for fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 15, 2010 and (ii) the formal agreement, a copy of which is filed as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on May 8, 2013.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Income Taxes

The income tax provision consists of the following for the years ended December 31:

	2014	2013
Current
Federal	$12	$-
State	19	2
	31	2
Deferred
Federal	1,029	(5,272)
State	251	(1,323)
	1,280	(6,595)
Valuation allowance	(1,280)	15,303

Total income tax provision	$31	$8,710

The amount computed by applying the statutory federal income tax rate to income before taxes is less than the tax provision for the following reasons for the years ended December 31:

	2014		2013
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Statutory Federal income tax rate	$1,000	34.0%	$(5,595)	34.0%
State tax net of Federal income tax benefit	178	6.1%	(872)	5.3%
Valuation allowance change	(1,280)	(43.5)%	15,303	(93.0)%
Other adjustments	133	4.5%	(126)	0.8%
	$31	1.1%	$8,710	(52.9)%

Bancorp does not have a liability related to tax positions at December 31, 2014 or 2013.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below:

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Income Taxes - Continued

	2014	2013

	(dollars in thousands)
Deferred Tax Assets:
Allowance for loan losses	$5,648	$4,737
Loan charge-offs	-	1,982
Reserve on foreclosed real estate	565	1,499
Reserve for uncollected interest	263	247
Reserve for contingent liability	128	-
Federal net operating loss carryforwards	8,593	7,923
State net operating loss carryforwards	1,606	1,499
Charitable contribution carryforwards	319	242
Other	12	-
Total deferred tax assets	17,134	18,129
Valuation allowance	(14,292)	(15,572)
Total deferred tax assets, net of valuation allowance	2,842	2,557

Deferred Tax Liabilities:
Federal Home Loan Bank stock dividends	(84)	(84)
Loan origination costs	(627)	(541)
Accelerated depreciation	(1,599)	(1,654)
Prepaid expenses	(265)	-
Mortgage servicing rights	(265)	-
Other	(2)	(278)
Total deferred tax liabilities	(2,842)	(2,557)

Net deferred tax assets	$-	$-

At December 31, 2014, federal net operating losses totaled $24,552,000 and expire in 2033 and 2034.  The state net operating losses totaled $ 29,954,000 and expire at various times from 2023 through 2033.

In assessing the realizability of federal or state deferred tax assets at December 31, 2014, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and prudent, feasible and permissible as well as available tax planning strategies in making this assessment.  Based on its review of all available evidence, and after consideration of the losses recorded on the loan sales in 2013, management determined it was more likely than not that the deferred tax assets will not be realized and accordingly determined that a valuation allowance should be recorded as of December 31, 2014 and 2013.  The deferred tax asset valuation may, in accordance with the requirements of generally accepted accounting principles, be reversed in future periods, depending upon Bancorp’s financial position and results of operations in the future, among other factors, and, in such event, may be available to increase future earnings.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Income Taxes - Continued

Bancorp will continue to have the benefit of the net operating loss carryforward relating to the deferred tax asset, and will have the ability to utilize the carryforward against future federal and state income taxes.

The statute of limitations for Internal Revenue Service examination of Bancorp’s federal consolidated tax returns remains open for tax years 2011 through 2014.

Note 15 - Related Party Transactions

During the years ended December 31, 2014 and 2013, the Bank engaged in the transactions described below with parties that are deemed affiliated.

During January, 2007, a law firm, in which the President of Bancorp and the Bank is a partner, entered into a five year lease agreement with a subsidiary of Bancorp.  The term of the lease is five years with the option to renew the lease for three additional five year terms.  The first option to renew was exercised in January 2012.  The total payments received by the subsidiary, which includes rent, common area maintenance and utilities were $385,000 and $378,000 for the years ended December 31, 2014 and 2013, respectively.  In addition, the law firm represents Bancorp and the Bank in certain legal matters. The fees for services rendered by that firm were $324,000, and $615,000 for the years ended December 31, 2014 and 2013 respectively.

Members of the Board of Directors of Bancorp had loans outstanding totaling $846,000 and $905,000 at December 31, 2014 and 2013, respectively.  The following table shows loan activity for the year ended December 31, 2014:

2014
Beginning balance as of December 31, 2013	$905,000
Loan funding	-
Loan pay off/payment	59,000
Ending balance as of December 31, 2014	$846,000

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

Level 2:  Significant other observable inputs other than level 1 such as quoted prices for similar assets or liabilities: quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, inputs that are observable or can be corroborated by observable market data.

Level 3:  Significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Fair Value of Financial Instruments - Continued

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following information should not be interpreted as an estimate of the fair value of Bancorp since a fair value calculation is only provided for a limited portion of Bancorp’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Bancorp’s financial instruments at December 31, 2014 and December 31, 2013.

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

Impaired loans are those for which Bancorp has measured impairment based on the present value of expected future cash flows or on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $18,736,000 and $19,856,000 at December 31, 2014 and December 31, 2013, respectively, less their valuation allowances of $2,777,000 and $3,303,000 at December 31, 2014 and December 31, 2013, respectively.

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

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring and recurring basis by level within the fair value hierarchy as of December 31, 2014:

		December 31, 2014 Fair Value Measurement Using:
	December 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$15,959	$-	$-	$15,959
Foreclosed real estate	1,947	-	-	1,947
Total nonrecurring fair value measurements	$17,906	$-	$-	$17,906

Recurring fair value measurements
Mortgage servicing rights	$658	$-	$-	$658
Rate lock commitments	139	-	139	-
Mandatory forward contracts	(59)	-	(59)	-
Total recurring fair value measurements	$738	$-	$80	$658

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring and recurring basis by level within the fair value hierarchy as of December, 31, 2013:

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

There were no liabilities that were required to be re-measured on a nonrecurring basis at December 31, 2014 or December 31, 2013.

All appraisals are reviewed by the credit department; however, no modifications or adjustments are made to the appraisals received.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2014
Impaired loans	$15,589	PV of future cash flows (1)	Discount Rate	-6.00%
	$370	Appraisal of collateral (2)	Liquidation expenses (3)	-6.00%

Foreclosed real estate	$1,947	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-6.51% to -100% (-13.94%)

December 31, 2013
Impaired loans	$15,942	PV of future cash flows (1)	Discount Rate	-6.00%
	$611	Appraisal of collateral (2)	Liquidation expenses (3)	-6.00%

Foreclosed real estate	$8,972	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-6.00% to -44.08% (-12.69%)

(1)	Cash flow which generally include various level 3 inputs which are not identifiable.
(2)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(3)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(4)	Includes qualitative adjustments by management and estimated liquidation expenses.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Fair Value of Financial Instruments – Continued

The estimated fair values of Bancorp's financial instruments as of December 31, 2014 and December 31, 2013 were as follows:

			Fair Value Measurement at December 31, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$33,335	$33,335	$33,335	$-	$-
Investment securities (HTM)	59,616	60,123	-	60,123	-
Loans held for sale	7,165	7,211	-	7,211	-
Loans receivable, net	633,882	636,696	-	-	636,696
FHLB stock	5,936	5,936	-	5,936	-
Accrued interest receivable	2,297	2,297	-	2,297	-
Mortgage servicing rights	658	-	-	-	658
Rate lock commitments	416	-	-	416	-
Mandatory forward contracts	4	-	-	4	-
Financial Liabilities
Deposits	$543,814	$544,751	-	544,751	-
FHLB advances	115,000	108,859	-	108,859	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	2,136	2,136	-	2,136	-

Off Balance Sheet Commitments	$-	$-	$-	$-	$-

	Fair Value Measurement at December 31, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)

Financial Assets
Cash and cash equivalents	$98,376	$98,376	$98,376	$-	$-
Investment securities (HTM)	44,661	45,213	-	45,213	-
Loans held for sale	3,726	3,825	-	3,825	-
Loans receivable, net	602,813	631,032	-	-	631,032
FHLB stock	6,190	6,190	-	6,190	-
Accrued interest receivable	2,353	2,353	-	2,353	-
Mortgage servicing rights	723	723	-	-	723
Financial Liabilities
Deposits	$571,249	$573,371	-	573,371	-
FHLB advances	115,000	106,876	-	106,876	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	1,375	1,375	-	1,375	-

Off Balance Sheet Commitments	$-	$-	$-	$-	$-

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Fair Value of Financial Instruments – Continued

The foregoing information should not be interpreted as an estimate of the fair value of Bancorp since a fair value calculation is only provided for a limited portion of Bancorp’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Bancorp’s financial instruments at December 31, 2014 and 2013.

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

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at December 31, 2014 and 2013.

Loans held for sale:
The fair value of loans held for sale is based primarily on mandatory contracts.

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

 Derivative Instruments:
 Mortgage banking derivatives used in the ordinary course of business primarily consist of mandatory forward sales contracts (“forward contract”) and rate lock commitments.  The fair value of Bancorp’s derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants.  The pricing is derived from observable market inputs that can generally be verified and do not typically involve significant judgment by Bancorp.  Forward contracts and rate lock loan commitments are classified as Level 2 in the fair value hierarchy.

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

Note 16 - Fair Values of Financial Instruments – Continued

fees.  Management reviews all significant assumptions on a monthly basis.  Mortgage loan prepayment speed, a key assumption in the model, is the annual rate at which borrowers are forecasted to repay their mortgage loan principal.  The discount rate used to determine the present value of estimated future net servicing income, another key assumption in the model, is an estimate of the required rate of return investors in the market would require for an asset with similar risk.  Both assumptions can, and generally will, change as market conditions and interest rates change.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Condensed Financial Information (Parent Company Only)

Information as to the financial position of Severn Bancorp, Inc. as of December 31, 2014 and 2013 and results of operations and cash flows for each of the years ended December 31, 2014 and 2013 is summarized below.

	December 31,
	2014	2013

	(dollars in thousands)
Statements of Financial Condition

Cash	$1,316	$969
Equity in net assets of subsidiaries:
Bank	107,316	103,196
Non-Bank	3,758	3,675
Loans, net of allowance for loan losses of $- and $19, respectively	-	331
Foreclosed real estate	-	250
Other assets	920	1,479

Total assets	$113,310	$109,900

Subordinated debentures	$24,119	$24,119
Other liabilities	5,381	3,012

Total liabilities	29,500	27,131

Stockholders’ equity	83,810	82,769

Total liabilities and stockholders’ equity	$113,310	$109,900

	December 31,
	2014	2013

Statements of Operations
Interest income	$34	$26
Interest expense on subordinated debentures	1,086	857

Net interest expense	(1,052)	(831)

General and administrative expenses	242	184
Provision for loan losses	(19)	-
Loss before income taxes and equity in undistributed net income (loss) of subsidiaries	(1,275)	(1,015)

Income tax expense	(20)	(3)
Equity in undistributed net income (loss) of subsidiaries	4,204	(24,147)

Net income (loss)	$2,909	$(25,165)

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Condensed Financial Information (Parent Company Only) - Continued

	For the Years Ended December 31,
	2014	2013
	(dollars in thousands)
Statements of Cash Flows

Cash Flows from Operating Activities:
Net income (loss)	$2,909	$(25,165)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed (earnings) loss of subsidiaries	(4,204)	24,147
Provision for loan losses	(19)	-
Decrease (increase) in other assets	559	(65)
Stock-based compensation expense	201	108
Increase in other liabilities	298	579

Cash (used in) operating activities	(256)	(396)

Cash Flows from Investing Activities:
Net decrease in loans	350	-

Cash provided by investing activities	350	-
Cash Flows from Financing Activities:
Proceeds from sale of foreclosed real estate	250	-
Proceeds from exercise of options	3	-

Cash provided by financing activities	253	-

Increase (decrease) in cash and cash equivalents	347	(396)

Cash and cash equivalents at beginning of year	969	1,365

Cash and cash equivalents at end of year	$1,316	$969

Supplemental disclosure of cash flows information:
Transfer of net loans to foreclosed real estate	$-	$250