Form 10-Q
period 2015-03-31
SEVERN BANCORP INC
filed 2015-05-12
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on May 12, 2015: 10,088,879 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

PART I– FINANCIAL INFORMATION

Item 1.	Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(dollars in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$39,102	$24,866
Interest-bearing deposits in other banks	12,542	8,469
Cash and cash equivalents	51,644	33,335
Investment securities held to maturity (fair value: $58,860 at March 31, 2015; $60,123 at December 31, 2014)	57,919	59,616
Loans held for sale	13,059	7,165
Loans receivable, net of allowance for loan losses of $8,964 and $9,435, respectively	618,627	633,882
Premises and equipment, net	24,986	25,159
Foreclosed real estate	2,211	1,947
Federal Home Loan Bank stock, at cost	5,583	5,936
Accrued interest receivable and other assets	7,599	9,288

Total assets	$781,628	$776,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$546,535	$543,814
Long-term borrowings	115,000	115,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	11,699	9,585

Total liabilities	697,353	692,518

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
Preferred stock series “A”, 437,500 shares issued and outstanding; $3,500 liquidation preference	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding; $23,393 liquidation preference	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized; 10,087,879 and 10,067,379 shares issued and outstanding, respectively	101	101
Additional paid-in capital	76,043	75,848
Retained earnings	8,127	7,857

Total stockholders' equity	84,275	83,810

Total liabilities and stockholders' equity	$781,628	$776,328

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2015	2014
Interest Income
Loans, including fees	$7,546	$7,642
Securities, taxable	233	194
Other	81	86
Total interest income	7,860	7,922

Interest Expense
Deposits	1,004	986
Long-term/short-term borrowings and subordinated debentures	1,197	1,129
Total interest expense	2,201	2,115

Net interest income	5,659	5,807
Provision for loan losses	100	200
Net interest income after provision for loan losses	5,559	5,607

Non-interest Income
Mortgage banking activities	470	201
Real estate commissions	107	260
Real estate management fees	158	254
Other	165	261
Total non-interest income	900	976

Non-Interest Expenses
Compensation and related expenses	3,810	3,637
Occupancy	425	433
Legal	62	104
Foreclosed real estate, net	(65)	(53)
FDIC assessments and regulatory expense	318	352
Professional fees	266	191
Office supplies	57	93
Online charges	209	223
Credit report and appraisal fees	130	173
Other	381	553
Total non-interest expenses	5,593	5,706

Income before income tax provision	866	877
Income tax provision	1	10
Net income	$865	$867
Amortization of discount on preferred stock	(68)	(68)
Dividends on preferred stock	(527)	(493)
Net income available to common stockholders	$270	$306
Basic income per share	$0.03	$0.03
Diluted income per share	$0.03	$0.03

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
 (dollars in thousands, except per share data)

Three Months Ended March 31, 2015

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2014	$4	$101	$75,848	$7,857	$83,810

Net Income	-	-	-	865	865
Exercise of stock options (20,500 shares)	-	-	93	-	93
Stock-based compensation	-	-	34	-	34
Dividend declared on Series B preferred stock	-	-	-	(527)	(527)
Amortization of discount on Series B preferred stock	-	-	68	(68)	-

Balance – March 31, 2015	$4	$101	$76,043	$8,127	$84,275

Three Months Ended March 31, 2014

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2013	$4	$101	$75,374	$7,290	$82,769

Net Income	-	-	-	867	867
Stock-based compensation	-	-	59	-	59
Dividend declared on Series B preferred stock	-	-	-	(493)	(493)
Amortization of discount on Series B preferred stock	-	-	68	(68)	-

Balance – March 31, 2014	$4	$101	$75,501	$7,596	$83,202

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014

Cash Flows from Operating Activities

Net income	$865	$867
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of deferred loan fees	(297)	(232)
Net amortization of premiums and discounts	91	48
Provision for loan losses	100	200
Provision for depreciation	280	283
Gain on sale of mortgage loans	(470)	(352)
Gain on sale of foreclosed real estate	(99)	(96)
Proceeds from loans sold to others	29,473	16,115
Loans originated for sale	(34,897)	(18,193)
Stock-based compensation expense	34	59
Decrease in accrued interest receivable and other assets	1,689	230
Increase in accrued interest payable and other liabilities	1,587	1,189

Net cash (used in) provided by operating activities	(1,644)	118

Cash Flows from Investing Activities

Proceeds from maturing investment securities held to maturity	1,000	1,000
Principal collected on mortgage-backed securities held to maturity	606	78
Net decrease (increase) in loans	14,466	(916)
Proceeds from sale of foreclosed real estate	821	3,507
Investment in premises and equipment	(107)	(257)
Redemption of FHLB stock	353	299

Net cash provided by investing activities	17,139	3,711

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014

Cash Flows from Financing Activities

Net increase (decrease) in deposits	2,721	(8,285)
Proceeds from exercise of options	93	-
Net cash provided by (used in) financing activities	2,814	(8,285)

Increase (decrease) in cash and cash equivalents	18,309	(4,456)
Cash and cash equivalents at beginning of year	33,335	98,376

Cash and cash equivalents at end of period	$51,644	$93,920

Supplemental disclosure of cash flows information:

Cash paid during period for:

Interest	$1,994	$1,992

Income taxes	$1	$7

Transfer of loans to foreclosed real estate	$986	$-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015 or any other interim period.  The unaudited consolidated financial statements for the three months ended March 31, 2015 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Not included in the diluted earnings per share calculation for the three month periods ended March 31, 2015 and March 31, 2014, because they were anti-dilutive, were 172,000 and 125,000 shares, respectively, of common stock issuable upon exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.

	Three Months Ended March 31,
	2015	2014
Common shares – weighted average (basic)	10,070,796	10,066,679
Common share equivalents – weighted average	22,455	36,474
Common shares – diluted	10,093,251	10,103,153

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

Federal banking agencies have adopted proposals that have substantially amended the regulatory capital rules applicable to Bancorp and the Bank.  The amendments implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.  The amended rules establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets.  The amended rules were effective with respect to Bancorp and the Bank in January 2015, with certain requirements to be phased in beginning in 2016.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 7 - Regulatory Matters – Continued

	Actual at March 31 2015	Actual at December 31, 2014		To Be Well Capitalized Under Prompt Corrective Provisions
Tangible (1)	14.0%	13.8%		N/	A
Tier 1 Capital (2)	19.5%	19.4%		8.0%
Common Equity Tier 1 (2)	19.5%	N/	A	6.5%
Core (1)	14.0%	13.8%		5.0%
Total Capital (2)	19.5%	20.6%		10.0%

(1)	To adjusted total assets.
(2)	To risk-weighted assets.

On April 23, 2013, the Bank was notified by the Office of the Comptroller of the Currency (“OCC”) that the OCC established minimum capital ratios for the Bank requiring it to immediately maintain a Tier 1 Leverage Capital Ratio to Adjusted Total Assets of at least 10% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 15%.  The Bank was in compliance with these requirements as of March 31, 2015.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 8 - Stock-Based Compensation - Continued

There were no options granted during the three months ended March 31, 2015 and 2014.

Stock-based compensation expense for the three months ended March 31, 2015 and 2014 totaled $34,000 and $59,000, respectively. There were 20,500 options exercised during the three months ended March 31, 2015 and no options exercised the three months ended March 31, 2014.

Information regarding Bancorp’s stock-based compensation plan as of and for the three months ended March 31, 2015 is as follows:

	2015
	Shares	Weighted Average Price
Options outstanding, December 31, 2014	328,200	$4.33
Options granted	-	-
Options exercised	(20,500)	$4.53
Options forfeited	(49,400)	$4.13
Options outstanding, March 31, 2015	258,300	$4.36
Options exercisable, March 31, 2015	75,901	$4.12

The aggregate intrinsic value of the options outstanding as of March 31, 2015 and December 31, 2014 was $162,694 and $122,160, respectively.  The aggregate intrinsic value of the options exercisable as of March 31, 2015 and December 31, 2014 was $65,000 and $60,000 respectively.

The following table summarizes the nonvested options in Bancorp’s stock option plan as of March 31, 2015.

	Shares	Weighted Average Grant Date Exercise Price
Nonvested options outstanding, December 31, 2014	198,505	$4.44
Nonvested options granted	-	-
Nonvested options vested	(16,106)	$4.34
Nonvested options forfeited	-	-
Nonvested options outstanding, March 31, 2015	182,399	$4.45

As of March 31, 2015, there was $493,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over a period of fifty-five months.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 9 - Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015:

US Treasury securities	$26,118	$543	$-	$26,661
US Agency securities	17,029	266	-	17,295
US Government sponsored mortgage-backed securities	14,772	132	-	14,904
Total	$57,919	$941	$-	$58,860

December 31, 2014:

US Treasury securities	$27,140	$465	$29	$27,576
US Agency securities	17,044	130	57	17,117
US Government sponsored mortgage-backed securities	15,432	48	50	15,430
Total	$59,616	$643	$136	$60,123

As of March 31, 2015 and December 31, 2014, there were $4,239,000 and $4,244,000, respectively, of US Treasury securities or mortgage-backed securities pledged by Bancorp as collateral for borrowers’ letters of credit with Anne Arundel County.

There were no securities in a gross unrealized loss position at March 31, 2015. The following table shows fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2014. Seven US Treasury securities, ten Agency securities and five Mortgage-backed securities were in a gross unrealized loss position at December 31, 2014. Management believes that the unrealized losses in 2014 were the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds.  The Bank does not consider any of these securities to be other than temporarily impaired at December 31, 2014, because the unrealized losses were related primarily to changes in market interest rates and widening of sector spreads and were not necessarily related to the credit quality of the issuers of the securities.

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

The amortized cost and estimated fair value of debt securities at March 31, 2015, by contractual maturity are shown in the following table.  Actual maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity (dollars in thousands)
	Amortized Cost	Estimated Fair Value

Due in one year or less	$7,021	$7,082
Due from one year to five years	33,208	33,723
Due from five years to ten years	2,918	3,151
US Government sponsored mortgage-backed securities	14,772	14,904
	$57,919	$58,860

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable

Loans receivable, included unfunded commitments consist of the following:

	March 31	December 31
	2015	2014
	(dollars in thousands)
Residential mortgage, total	$309,904	$309,461
Individually evaluated for impairment	28,880	28,535
Collectively evaluated for impairment	281,024	280,926

Construction, land acquisition and development, total	81,418	84,325
Individually evaluated for impairment	919	917
Collectively evaluated for impairment	80,499	83,408

Land, total	30,043	30,426
Individually evaluated for impairment	1,948	2,039
Collectively evaluated for impairment	28,095	28,387

Lines of credit, total	17,651	19,251
Individually evaluated for impairment	453	454
Collectively evaluated for impairment	17,198	18,797

Commercial real estate, total	185,367	198,539
Individually evaluated for impairment	4,462	6,309
Collectively evaluated for impairment	180,905	192,230

Commercial non-real estate, total	10,042	10,167
Individually evaluated for impairment	269	274
Collectively evaluated for impairment	9,773	9,893

Home equity, total	26,233	28,750
Individually evaluated for impairment	3,147	3,551
Collectively evaluated for impairment	23,086	25,199

Consumer, total	990	1,040
Individually evaluated for impairment	12	12
Collectively evaluated for impairment	978	1,028
Total Loans	661,648	681,959
Less
Unfunded commitments included above	(31,429)	(36,162)
	630,219	645,797
Individually evaluated for impairment	40,090	42,091
Collectively evaluated for impairment	590,129	603,706
	630,219	645,797
Allowance for loan losses	(8,964)	(9,435)
Deferred loan origination fees and costs, net	(2,628)	(2,480)
Net Loans	$618,627	$633,882

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

Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans classified as special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loans not classified are rated pass.

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

Bancorp recognized $57,000 and $5,000 of interest income and capitalized interest in its loan portfolio from interest reserves during the three months ended March 31, 2015 and 2014, respectively.  None of the loans where interest reserves were recorded as capitalized interest were non-performing.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following is a summary of the allowance for loan losses for the three month periods ended March 31, 2015 and 2014 (dollars in thousands):

	Total	Residential Mortgage	Construction Acquisition Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Three months March 2015
Beginning Balance	$9,435	$4,664	$362	$646	$12	$2,504	$280	$963	$4
Provision	100	(22)	6	(308)	(5)	294	78	58	(1)
Charge-offs	(626)	(168)	-	-	-	-	(1)	(457)	-
Recoveries	55	17	-	-	10	-	25	3	-
Ending Balance	$8,964	$4,491	$368	$338	$17	$2,798	$382	$567	$3

Ending balance related to:

Allowance on loans individually evaluated for impairment	$2,254	$1,969	$-	$49	$-	$220	$14	$-	$2
Allowance on loans collectively evaluated for impairment	$6,710	$2,522	$368	$289	$17	$2,578	$368	$567	$1

Three months March 2014

Beginning Balance	$11,739	$6,282	$411	$1,345	$35	$2,527	$135	$1,002	$2
Provision	200	(161)	196	(176)	2	349	43	(53)	-
Charge-offs	(752)	(587)	-	-	-	-	(1)	(164)	-
Recoveries	38	11	-	-	-	25	2	-	-
Ending Balance	$11,225	$5,545	$607	$1,169	$37	$2,901	$179	$785	$2
Ending balance related to:
Allowance on loans individually evaluated for impairment	$2,546	$2,245	$-	$64	$-	$237	$-	$-	$-
Allowance on loans collectively evaluated for impairment	$8,679	$3,300	$607	$1,105	$37	$2,664	$179	$785	$2

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize impaired loans at March 31, 2015 and December 31, 2014 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
March 31, 2015
Residential mortgage	$13,626	$1,969	$15,254	$28,880	$29,765
Construction, acquisition and development	-	-	919	919	919
Land	353	49	1,595	1,948	2,065
Lines of credit	-	-	453	453	545
Commercial real estate	2,513	220	1,949	4,462	4,580
Commercial non-real estate	269	14	-	269	269
Home equity	-	-	3,147	3,147	4,109
Consumer	12	2	-	12	12
Total impaired loans	$16,773	$2,254	$23,317	$40,090	$40,264

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2014
Residential mortgage	$14,094	$2,113	$14,441	$28,535	$29,487
Construction, acquisition and development	-	-	917	917	917
Land	355	53	1,684	2,039	2,157
Lines of credit	-	-	454	454	545
Commercial real estate	2,529	224	3,780	6,309	6,533
Commercial non-real estate	274	15	-	274	274
Home equity	1,472	370	2,079	3,551	4,274
Consumer	12	2	-	12	12
Total impaired loans	$18,736	$2,777	$23,355	$42,091	$44,199

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize average impaired loans for the three month periods ended March 31, 2015 and 2014 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three months ended March 31, 2015
Residential mortgage	$13,648	$136	$15,343	$148	$28,991	$284
Construction, acquisition and development	-	-	1,157	9	1,157	9
Land	354	3	1,676	22	2,030	25
Lines of credit	-	-	454	13	454	13
Commercial real estate	2,518	31	1,953	40	4,471	71
Commercial non-real estate	270	2	-	13	270	15
Home equity	352	-	3,077	38	3,429	38
Consumer	12	-	-	-	12	-
Total impaired loans	17,154	$172	$23,660	$283	$40,814	$455

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Three months ended March 31, 2014
Residential mortgage	$15,076	$167	$18,702	$225	$33,778	$392
Construction, acquisition and development	-	-	2,735	19	2,735	19
Land	362	3	1,187	14	1,549	17
Lines of credit	-	-	1,937	20	1,937	20
Commercial real estate	2,083	29	4,157	68	6,240	97
Commercial non-real estate	-	-	530	7	530	7
Home equity	-	-	1,732	15	1,732	15
Consumer	-	-	-	-	-	-
Total impaired loans	17,521	$199	$30,980	$368	$48,501	$567

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Bancorp recognized $455,000 and $567,000 of interest income on impaired loans using a cash-basis method of accounting for the three months ended March 31, 2015 and 2014, respectively. Bancorp did not record any interest income attributable to the change in present value due to the passage of time.  Bancorp evaluates its impaired loans and assesses them based on either discounted cash flows or if it deems its loans to be collateral based, assesses impairment based on the net value of the underlying collateral.

Included in the above impaired loans amount at March 31, 2015 was $26,773,000 of loans that are not in non-accrual status.  In addition, there was a total of $28,880,000 of residential real estate loans included in impaired loans at March 31, 2015, of which $24,040,000 were to consumers and $4,840,000 to builders. The collateral supporting impaired collateral dependent loans is individually reviewed by management to determine its estimated fair market value, less estimated disposal cost and a charge off is taken, if necessary, for the difference between the carrying amount of any loan and the estimated fair value of the collateral less estimated disposal cost.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2015 and December 31, 2014.  Included in the Pass column were $31,429,000 and $36,162,000 in unfunded commitments at March 31, 2015 and December 31, 2014, respectively (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total

March 31, 2015
Residential mortgage	$291,830	$2,825	$15,249	$-	$309,904
Construction, acquisition and development	79,780	-	1,638	-	81,418
Land	29,903	-	140	-	30,043
Lines of credit	14,486	2,449	716	-	17,651
Commercial real estate	168,981	6,868	9,518	-	185,367
Commercial non-real estate	9,421	621	-	-	10,042
Home equity	23,404	-	2,829	-	26,233
Consumer	935	-	55	-	990
Total loans	$618,740	$12,763	$30,145	$-	$661,648

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2014
Residential mortgage	$295,589	$1,331	$12,541	$-	$309,461
Construction, acquisition and development	82,778	-	1,547	-	84,325
Land	30,285	-	141	-	30,426
Lines of credit	16,112	2,479	660	-	19,251
Commercial real estate	181,686	7,172	9,681	-	198,539
Commercial non-real estate	9,275	637	255	-	10,167
Home equity	25,769	-	2,981	-	28,750
Consumer	985	-	55	-	1,040
Total loans	$642,479	$11,619	$27,861	$-	$681,959

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  Included in the Current column were $31,429,000 and $36,162,000 in unfunded commitments at March 31, 2015 and December 31, 2014, respectively. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual
March 31, 2015
Residential mortgage	$1,737	$1,937	$1,951	$5,625	$304,279	$309,904	$7,085
Construction, acquisition and development	-	-	-	-	81,418	81,418	116
Land	-	101	6	107	29,936	30,043	820
Lines of credit	66	238	-	304	17,347	17,651	388
Commercial real estate	406	-	-	406	184,961	185,367	274
Commercial non-real estate	125	-	-	125	9,917	10,042	1,768
Home equity	-	188	1,769	1,957	24,276	26,233	2,866
Consumer	-	-	-	-	990	990	-
Total loans	$2,334	$2,464	$3,726	$8,524	$653,124	$661,648	$13,317

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual
December 31, 2014
Residential mortgage	$2,549	$2,333	$3,095	$7,977	$301,484	$309,461	$6,052
Construction, acquisition and development	-	-	-	-	84,325	84,325	115
Land	-	-	6	6	30,420	30,426	847
Lines of credit	-	-	-	-	19,251	19,251	388
Commercial real estate	447	45	375	867	197,672	198,539	652
Commercial non-real estate	-	-	-	-	10,167	10,167	1,775
Home equity	174	242	2,417	2,833	25,917	28,750	3,016
Consumer	-	-	-	-	1,040	1,040	-
Total loans	$3,170	$2,620	$5,893	$11,683	$670,276	$681,959	$12,845

Bancorp does not have any greater than 90 days and still accruing loans as of the periods ended March 31, 2015 and December 31, 2014.

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

Bancorp has not purchased, sold or reclassified any loans to held for sale during the periods discussed.  Only loans originated specifically for sale are recorded as held for sale at the period ended March 31, 2015 and December 31, 2014.

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

There were 84 restructured loans at March 31, 2015 totaling $28,795,000, of which 75 loans totaling $26,175,000 were performing as agreed.  Of those performing loans, 60 loans totaling $22,343,000 have not been late on a payment during the last 2 years.

There were 85 restructured loans at December 31, 2014 totaling $30,365,000, of which 76 loans totaling $27,724,000 were performing as agreed.

In the first quarter of 2015 and 2014 there were no TDR’s that subsequently defaulted during the 12 month period ended March 31, 2015 and 2014.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following table presents loans that were restructured during the three months ended March 31, 2015 (dollars in thousands):

Three months ended March 31, 2015
	Rate Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts

Pre-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$91	1	$91	1
Construction, acquisition and development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	-	-	$91	1	$91	1

Post-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$91	1	$91	1
Construction, acquisition and development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	-	-	$91	1	$91	1

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following table presents restructured loans that occurred during the three months ended March 31, 2014 (dollars in thousands):

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

In addition, the TDR is evaluated for impairment.  A determination is made as to whether an impaired TDR is cash flow or collateral dependent.  If the TDR is cash flow dependent, an allowance for loan losses specific reserve is calculated based on the difference in net present value of future cash flows between the original and modified loan terms.  If the TDR is collateral dependent, the collateral securing the TDR, which is always real estate, is evaluated for impairment based on either an appraisal or broker price opinion.  If a TDR’s collateral valuation is less than its current loan balance, the TDR is written down for accounting purposes by the amount of the difference between the current loan balance and the collateral value.  If the borrower performs under the terms of the modification, generally six consecutive months, and the ultimate collectability of all amounts contractually due under the modified terms is not in doubt, the loan is returned to accrual status.  There are no loans that have been modified due to the financial difficulties of the borrower that are not considered a TDR.  There were no TDR defaults during the quarters ended March 31, 2015 and 2014.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

  Interest on TDRs was accounted for under the following methods as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	Number of Contracts	Accrual Status	Number of Contracts	Non- Accrual Status	Total Number of Contracts	Total Modifications
March 31, 2015
Residential mortgage	57	$21,730	5	$2,382	62	$24,112
Construction, acquisition and development	2	802	-	-	2	802
Land	5	973	1	6	6	979
Lines of credit	-	-	-	-	-	-
Commercial real estate	5	2,513	1	108	6	2,621
Commercial non-real estate	5	145	2	124	7	269
Home equity	-	-	-	-	-	-
Consumer	1	12	-	-	1	12
Total loans	75	$26,175	9	$2,620	84	$28,795

December 31, 2014
Residential mortgage	57	$22,154	5	$2,402	62	$24,556
Construction, acquisition anddevelopment	2	803	-	-	2	803
Land	5	982	1	6	6	988
Lines of credit	-	-	-	-	-	-
Commercial real estate	6	3,623	1	109	7	3,732
Commercial non-real estate	5	150	2	124	7	274
Home equity	-	-	-	-	-	-
Consumer	1	12	-	-	1	12
Total loans	76	$27,724	9	$2,641	85	$30,365

Unless otherwise noted, the Bank requires collateral or other security to support financial instruments with off-balance-sheet credit risk (dollars in thousands).

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	March 31, 2015	December 31, 2014
Standby letters of credit	$6,751	$7,357
Home equity lines of credit	8,310	8,571
Unadvanced construction commitments	31,429	36,162
Mortgage loan commitments	345	2,120
Lines of credit	24,570	23,844
Loans sold with limited repurchase provisions	41,022	38,247

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2015 and December 31, 2014 for guarantees under standby letters of credit issued was $115,000 and $314,000, respectively.

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

Mortgage loan commitments not reflected in the accompanying statements of financial condition at March 31, 2015 included $345,000 at a fixed range of 3.875% to 4.00% and none at floating interest rates and at December 31, 2014 included $2,120,000 at a fixed interest rate range of 3.750% to 4.50% and none at floating interest rates.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. The loans sold under these agreements for the three month period ended March 31, 2015 and year ended December 31, 2014 were $29,003,000 and $90,560,000, respectively. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within the terms specified by the agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.

Only loans originated specifically for sale are recorded as held for sale at the period ended March 31, 2015 and December 31, 2014.

No amount was recognized in the consolidated statement of financial condition at March 31, 2015 and December 31, 2014 as a liability for credit loss related to these loans.

Except for the liability recorded for standby letters of credit at March 31, 2015, liabilities for credit loss associated with these commitments were not material at March 31, 2015 and December 31, 2014.

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

The following information should not be interpreted as an estimate of the fair value of Bancorp since a fair value calculation is only provided for a limited portion of Bancorp’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Bancorp’s financial instruments at March 31, 2015 and December 31, 2014.

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

Impaired loans are those for which Bancorp has measured impairment based on the present value of expected future cash flows or on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $16,773,000 and $18,736,000 at March 31, 2015 and December 31, 2014, respectively, less their valuation allowances of $2,254,000 and $2,777,000 at March 31, 2015 and December 31, 2014, respectively.

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

Foreclosed real estate totaled $2,211,000 and $1,947,000 as of March 31, 2015 and December 31, 2014, respectively.  The carrying value of foreclosed residential real estate included within foreclosed real estate totaled $959,000 and $695,000 as of March 31, 2015 and December 31, 2014, respectively.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction totaled $3,943,000 as of March 31, 2015.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments - Continued

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring and recurring basis by level within the fair value hierarchy as of March, 31, 2015 and December 31, 2014:

		March 31, 2015 Fair Value Measurement Using:
	March 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$14,519	$-	$-		$14,519
Foreclosed real estate	2,211	-	-		2,211
Total nonrecurring fair value measurements	$16,730	$-	$-		$16,730

Recurring fair value measurements
Mortgage servicing rights	$619	$-	$-		$619
Rate lock commitments	$7	$-	$7	$
Mandatory forward contracts	$(27)	$-	$(27)	$
Total recurring fair value measurements	$599	$-	$(20)		$619

		December 31, 2014 Fair Value Measurement Using:
	December 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$15,959	$-	$-		$15,959
Foreclosed real estate	1,947	-	-		1,947
Total nonrecurring fair value measurements	$17,906	$-	$-		$17,906

Recurring fair value measurements
Mortgage servicing rights	$658	$-			$658
Rate lock commitments	$139	$-	$139	$
Mandatory forward contracts	$(59)	$-	$(59)	$
Total recurring fair value measurements	$738	$-	$80		$658

There were no liabilities that were required to be re-measured on a nonrecurring basis at March 31, 2015 or December 31, 2014.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments - Continued

The following table presents additional quantitative information about assets measured at fair value on a recurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2015
Mortgage servicing rights	$619	Market approach	Weighted average prepayment speed	9.89%

December 31, 2014
Mortgage servicing rights	$658	Market approach	Weighted average prepayment speed	8.81%

All appraisals are reviewed by the credit department; however, no modifications or adjustments are made to the appraisals received.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2015
Impaired loans	$14,519	PV of future cash flows (1)	Discount rate	-6.00%

	$-	Appraisal of collateral (2)	Liquidation expenses (3)	-6.00%

Foreclosed real estate	$2,211	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-6.74% to -100% (-18.17%)

December 31, 2014
Impaired loans	$15,589	PV of future cash flows (1)	Discount rate	-6.00%

	$370	Appraisal of collateral (2)	Liquidation expenses (3)	-6.00%

Foreclosed real estate	$1,947	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-6.51% to -100% (-13.94%)

(1)	Cash flow which generally includes various level 3 inputs which are not identifiable.
(2)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(3)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(4)	Includes qualitative adjustments by management and estimated liquidation expenses.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments – Continued

The estimated fair values of Bancorp's financial instruments as of March 31, 2015 and December 31, 2014 were as follows:

			Fair Value Measurement at March 31, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets	(dollars in thousands)
Cash and cash equivalents	$51,644	$51,644	$51,644	$-	$-
Investment securities (HTM)	57,919	58,860	-	58,860	-
Loans held for sale	13,059	13,225	-	13,225	-
Loans receivable, net	618,627	635,567	-	-	635,567
FHLB stock	5,583	5,583	-	5,583	-
Accrued interest receivable	2,315	2,315	-	2,315	-
Mortgage servicing rights	619	619	-	-	619
Rate lock commitments	7	7	-	7	-

Financial Liabilities
Deposits	$546,535	$547,045	-	547,045	-
FHLB advances	115,000	108,743	-	108,743	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	2,343	2,343	-	2,343	-
Mandatory forward contracts	27	27	-	27	-
Off Balance Sheet Commitments	$-	$-	$-	$-	$-

			Fair Value Measurement At December 31, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets	(dollars in thousands)
Cash and cash equivalents	$33,335	$33,335	$33,335	$-	$-
Investment securities (HTM)	59,616	60,123	-	60,123	-
Loans held for sale	7,165	7,211	-	7,211	-
Loans receivable, net	633,882	636,696	-	-	636,696
FHLB stock	5,936	5,936	-	5,936	-
Accrued interest receivable	2,297	2,297	-	2,297	-
Mortgage servicing rights	658	658	-	-	658
Rate lock commitments	139	139	-	139	-

Financial Liabilities
Deposits	$543,814	$544,751	-	544,751	-
FHLB advances	115,000	108,859	-	108,859	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	2,136	2,136	-	2,136	-
Mandatory forward contracts	59	59	-	59	-
Off Balance Sheet Commitments	$-	$-	$-	$-	$-

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

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at March 31, 2015 and December 31, 2014.

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

Under ASU 2014-09, Revenue from Contracts with Customers, establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance.  The revenue standard’s core principal is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  The new standard applies to all public entities for annual periods beginning after December 15, 2016.  Early adoption is prohibited under U.S. GAAP.  In April 2015, the FASB issued an exposure draft proposing a one-year delay of the effective date for this standard. The proposal is currently open for comment. Bancorp has evaluated the effect of ASU 2014-09 and believes adoption will not have a material effect on the Consolidated Financial Statements.

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

Forward Looking Statements

In addition to the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements contained herein include, but are not limited to, those with respect to the Bank’s strategy; management’s determination of the amount of the loan loss allowance; the effect of changes in interest rates;  changes in deposit insurance premiums; ability to meet obligations; and legal proceedings.  The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  Bancorp’s operations and actual results could differ significantly from those discussed in the forward-looking statements.  Some of the factors that could cause or contribute to such differences include, but are not limited to: changes in general economic conditions and political conditions and by governmental monetary and fiscal policies; changes in the economic conditions of the geographic areas in which Bancorp conducts business; changes in interest rates; a downturn in the real estate markets in which Bancorp conducts business; the high degree of risk exhibited by Bancorp’s loan portfolio; environmental liabilities with respect to properties Bancorp has title; changes in federal and state regulation; the effects of the supervisory agreements entered into by each of Bancorp and the Bank; Bancorp’s ability to estimate loan losses; competition; breaches in security or interruptions in Bancorp’s information systems; Bancorp’s ability to timely develop and implement technology; Bancorp’s ability to retain its management team; perception of Bancorp in the market place; Bancorp’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; and terrorist attacks and threat of actual war; and other factors detailed from time to time in Bancorp’s filings with the Securities and Exchange Commission (the “SEC”), including “Item 1A. Risk Factors” contained in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Critical Accounting Policies

Bancorp’s significant accounting policies are set forth in Note 1 of the audited consolidated financial statements as of December 31, 2014 which were included in Bancorp’s Annual Report on Form 10-K.  Of these significant accounting policies, Bancorp considers its policies regarding the allowance for loan losses, the valuation of foreclosed real estate, the evaluation of other than temporary impairment of investment securities and the valuation of the deferred tax asset to be its most critical accounting policies, giving the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgements can have on the results of operations and future taxable income. In addition, changes in economic conditions can have a significant impact on real estate values of underlying collateral affecting the allowance for loan losses and therefore the provision for loan losses and results of operations as well as the valuation of foreclosed real estate. Bancorp has developed policies and procedures for assessing the adequacy of the allowance for loan losses and the fair value of foreclosed real estate, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  Bancorp’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

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

Bancorp had net income of $865,000 for the three months ended March 31, 2015, compared to $867,000 for the three months ended March 31, 2014, primarily due to a decrease in net interest margin and non-interest income offset by a decrease in the provision for loan losses and non-interest expenses for the first quarter of 2015.  Bancorp has experienced stronger loan demand and lower loan delinquencies from the levels experienced during the recent economic downturn.  However, Bancorp continues to experience strong competition among financial institutions for loans and deposits.  While the housing market has improved, it is still significantly below levels experienced in prior economic recoveries.

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

Results of Operations

Net income decreased by $2,000 to $865,000 for the first quarter of 2015, compared to $867,000 for the first quarter of 2014.  Basic and diluted income per share remained constant at $0.03 for the first quarter of 2015 compared to $0.03 for the first quarter of 2014.

Net interest income, which is interest earned net of interest expense, decreased by $148,000, or 2.5%, to $5,659,000 for the first quarter of 2015, compared to $5,807,000 for the first quarter of 2014. The primary reason for the decrease in net interest income was a greater increase in the yield on interest-bearing liabilities than the increase in yield on interest-bearing assets during the first quarter of 2015, compared to the first quarter of 2014.

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

The provision for loan losses decreased by $100,000, or 50.0%, to $100,000 for the first quarter of 2015, compared to $200,000 for the first quarter of 2014.  This was primarily due to a lower loan portfolio and lower loan delinquencies at March 31, 2015 compared to March 31, 2014.

Total non-interest income decreased by $76,000, or 7.8%, to $900,000 for the first quarter of 2015, compared to $976,000 for the first quarter of 2014. The primary reason for the decrease in non-interest income was a decrease in real estate commissions, real estate management fees and other income, partially offset by an increase in mortgage banking activities. Mortgage banking activities increased $269,000, or 133.8%, to $470,000 for the first quarter of 2015, compared to $201,000 for the first quarter of 2014.  This increase in activity was the result of an increase in residential loan originations due to the continued low interest rate environment, and management’s decision to sell most of the longer term fixed rate mortgages.  Real estate commissions by Hyatt Commercial decreased by $153,000, or 58.8%, to $107,000 for the first quarter of 2015, compared to $260,000 for the first quarter of 2014.  Real estate management fees decreased by $96,000, or 37.8%, to $158,000 for the first quarter of 2015, compared to $254,000 for the first quarter of 2014.  These decreases were primarily due to a lower level of commercial property sales and leasing during the first quarter of 2015 compared to the first quarter of 2014.  Other non-interest income decreased $96,000, or 36.8%, to $165,000 for the first quarter of 2015, compared to $261,000 for the first quarter 2014.  The primary reason for the decrease was due to a net loss of $260,000 recorded during the first quarter of 2015 for the change in the fair value of interest rate lock commitments and mandatory contracts entered into by the Bank.  There was no entry recorded for the fair value of interest rate lock commitment and mandatory contracts during the first quarter of 2014.

Total non-interest expenses decreased $113,000, or 2.0%, to $5,593,000 for the first quarter of 2015, compared to $5,706,000 for the first quarter of 2014.  Compensation and related expenses increased by $173,000, or 4.8%, to $3,810,000 for the first quarter of 2015, compared to $3,637,000 for the first quarter of 2014. This increase was primarily due to higher commissions paid due to higher mortgage banking activities during the first quarter of 2015 compared to the first quarter of 2014.  Net occupancy costs decreased by $8,000, or 1.8%, to $425,000 for the first quarter of 2015, compared to $433,000 for the first quarter of 2014. The primary reason for the decrease was lower rental expenses.  The net gain on foreclosed real estate expense increased by $12,000, or 22.6%, to ($65,000) for the first quarter of 2015 compared to ($53,000) for the first quarter of 2014.  This decrease was primarily due to a higher gain realized on properties sold during the first quarter of 2015, compared to the first quarter of 2014.  Legal fees decreased by $42,000, or 40.4%, to $62,000 for the first quarter of 2015, compared to $104,000 for the first quarter of 2014. This decrease was primarily due to a lower level of loan delinquencies and related attorney fees associated with collections during the first quarter of 2015 compared to the first quarter of 2014.  FDIC assessments and regulatory expense decreased by $34,000, or 9.7% to $318,000 for the first quarter of 2015, compared to $352,000 for the first quarter of 2014. This decrease was primarily due to a decrease in the risk-based assessment charged by the FDIC.  Professional fees increased by $75,000, or 39.3%, to $266,000 for the first quarter of 2015, compared to $191,000 for the first quarter of 2014.  This increase was primarily due to an increase in fees incurred for loan reviews and credit administration projects.  Office supplies decreased $36,000, or 38.7%, to $57,000 for the first quarter of 2015, compared to $93,000 for the first quarter of 2014.  The decrease is due to a lower usage of supplies during the first quarter of 2015, compared to the first quarter of 2014.  Online charges decreased $14,000, or 6.3%, to $209,000 for the first quarter of 2015, compared to $223,000 for the first quarter of 2014.  This decrease was primarily due to a general decrease in processing charges.  Credit report and appraisal fees decreased $43,000, or 24.9%, to $130,000 for the first quarter of 2015, compared to $173,000 for the first quarter of 2014.  This decrease was primarily due to fewer appraisals needed for loans in foreclosure during the first quarter of 2015, compared to the first quarter of 2014.  Other non-interest expenses decreased by $172,000, or 31.1%, to $381,000 for the first quarter of 2014 compared to $553,000 for the first quarter of 2014. This decrease was primarily due to a $200,000 decrease in a prior reserve taken for contingent liabilities related to standby letters of credit during the first quarter of 2015.

Income Taxes

Income tax expense decreased by $9,000 to $1,000 for the first quarter of 2015 compared to $10,000 for the first quarter of 2014.  The effective tax rate for the first quarter of 2015 was 0.1% compared to 1.1% for the first quarter of 2014.  The low effective tax rates for 2015 and 2014 was primarily due to the utilization of Bancorp’s Federal and State net operating loss carryforwards during the quarter ended March 31, 2015.

Analysis of Financial Condition

Total assets increased $5,300,000 to $781,628,000 at March 31, 2015, compared to $776,328,000 at December 31, 2014.  Cash and cash equivalents increased by $18,309,000, or 54.9%, to $51,644,000 at March 31, 2015, compared to $33,335,000 at December 31, 2014.  This increase was primarily due to management’s decision to increase cash balances to preserve liquidity at March 31, 2015, compared to December 31, 2014. Net loans receivable decreased $15,255,000, or 2.4%, to $618,627,000 at March 31, 2015, compared to $633,882,000 at December 31, 2014.  This decrease is due to lower loan sales volume during the first quarter of 2015 and management’s decision to sell most of new fixed rate residential loans. Loans held for sale increased $5,894,000, or 82.3%, to $13,059,000 at March 31, 2015, compared to $7,165,000 at December 31, 2014.  This increase was primarily due to the timing of loans pending sale as of March 31, 2015.  Foreclosed real estate increased $264,000, or 13.6%, to $2,211,000 at March 31, 2015 compared to $1,947,000 at December 31, 2014. This increase was the result of new loan foreclosures outpacing properties sold during the first quarter of 2015.  Total deposits increased $2,721,000, or 0.5%, to $546,535,000 at March 31, 2015 compared to $543,814,000 at December 31, 2014.  The increase was primarily the result of new deposit promotions during the first quarter of 2015 and new accounts opened in the first quarter of 2015.  Long-term borrowings remained at $115,000,000 at March 31, 2015 and December 31, 2014.  These borrowings do not mature until 2016 or later and would incur prepayment penalties if paid earlier.

Stockholders’ Equity

Total stockholders’ equity increased $465,000 to $84,275,000 at March 31, 2014 compared to $83,810,000 as of December 31, 2014.  This increase was primarily a result of net income for the first three months of 2015 partially offset by the dividends declared to Bancorp’s preferred stockholders.

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

Management believes Bancorp has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $197,708,000 at March 31, 2015.  Based on past experience, management believes that a significant portion of such deposits will remain with Bancorp. At March 31, 2015, Bancorp had commitments to originate mortgage loans of $345,000, unadvanced home equity lines of credit of $8,310,000, unadvanced construction commitments of $31,429,000, unused lines of credit of $24,570,000 and commitments under standby letters of credit of $6,751,000.  Bancorp has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise.  As of March 31, 2015, outstanding FHLB Atlanta borrowings totaled $115,000,000, and Bancorp had available to it an additional $39,610,000 in borrowing availability from FHLB Atlanta.

Net cash used in operating activities increased $1,762,000 to ($1,644,000) for the three months ended March 31, 2015, compared to net cash provided by operating activities of $118,000 for the same period in 2014. This increase was primarily the result of an increase in loans originated for sale in 2015.  Net cash provided by investing activities increased $13,428,000 to $17,139,000 for the three months ended March 31, 2015, compared to $3,711,000 provided by investing activities for the same period in 2014.  This increase was primarily due to loans decreasing in the first quarter of 2015 compared to increasing in the first quarter of 2014.  Net cash provided by financing activities increased $11,099,000 to $2,814,000 for the three months ended March 31, 2015, compared to $8,285,000 used in financing activities for the same period in 2014.  This increase was primarily due to a net increase in deposits in 2015 compared to the decrease in deposits during the same period in 2014.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of twenty percent of its total assets, with the FHLB Atlanta.  As of March 31, 2015, the total available line of credit with the FHLB Atlanta was approximately $154,610,000, of which $115,000,000 was outstanding in the form of long-term borrowings.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of March 31, 2015 (dollars in thousands):

Principal Amount	Rate	Maturity
$15,000	1.81% to 1.83%	2016
70,000	2.43% to 4.05%	2017
15,000	2.58% to 3.43%	2018
15,000	4.00%	2019
$115,000

Subordinated Debentures

As of March 31, 2015, Bancorp had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association, as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (0.28% as of March 31, 2015) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

The 2035 Debentures were issued and sold to Severn Capital Trust I (the “Trust”), of which 100% of the common equity is owned by Bancorp.  The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures.  The 2035 Debentures held by the Trust are the sole assets of the Trust.  Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures.  Bancorp has entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee.  Under the terms of the 2035 Indenture, Bancorp is permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods provided that no event of default has occurred and is continuing.  As of March 31, 2015, Bancorp has deferred the payment of twelve quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,474,000.

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

The aggregate principal amount of Subordinated Notes outstanding at March 31, 2015 was $3,500,000.  The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Debt issuance costs totaled $245,000 and are being amortized over 10 years.  Interest payments on the Subordinated Notes are current as of March 31, 2015.

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

Dividends on the Series A Preferred Stock and Series B Preferred Stock have not been paid since the first quarter of 2012 because Bancorp did not receive approval from the Federal Reserve Bank of Richmond to pay such dividends.  As of March 31, 2015, Bancorp has unpaid cumulative dividends and interest in arrears on the Series B Preferred Stock of $5,068,000.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the dividend in arrearage on its Series B Preferred Stock has been paid in full.

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

Average Balance Sheet

The following table presents Bancorp’s distribution of the average consolidated balance sheets and net interest analysis for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$636,172	$7,546	4.74%	$614,203	$7,642	4.98%
Held to maturity securities (2)	58,882	233	1.58%	44,578	194	1.74%
Other interest-earning assets (3)	7,450	81	4.33%	60,364	86	0.57%

Total interest-earning assets	702,504	7,860	4.48%	719,145	7,922	4.41%

Non-interest earning assets	69,334			79,522

Total assets	$771,838			$798,667

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$242,544	164	0.27%	$270,370	99	0.15%
Certificates of deposit	296,239	840	1.13%	299,601	887	1.18%
Borrowings	139,119	1,197	3.44%	139,119	1,129	3.25%

Total interest-bearing liabilities	677,902	2,201	1.30%	709,090	2,115	1.19%

Non-interest bearing liabilities	11,436			8,024

Stockholders' equity	82,500			81,553

Total liabilities and stockholders’ equity	$771,838			$798,667

Net interest income and interest rate spread		$5,659	3.18%		$5,807	3.22%

Net interest margin			3.22%			3.23%

Average interest-earning assets to average interest-bearing liabilities			103.63%			101.42%

(1)	Non-accrual loans are included in the average balances and in the computation of yields.
(2)	Bancorp does not have any tax-exempt securities.
(3)	Other interest-earning assets include interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 12 to the unaudited Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2014, as reported in Bancorp’s Form 10-K filed with the SEC on March 17, 2015.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of Bancorp's management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2015.  Disclosure controls and procedures are defined in Rule 13a-15(e) under the Securities Exchange Act as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the period covered by this report, Bancorp’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Bancorp’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.  Based on that evaluation, there were no such changes during the quarter ended March 31, 2015.

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

Item 1A. Risk Factors

The risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 should be carefully considered by you. If any of the risks actually occur, Bancorp’s business, financial condition or results of operations could be materially and adversely affected.  The risks described in our Annual Report on Form 10-K are not the only risks facing Bancorp.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Bancorp’s actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by Bancorp described in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

As noted above, Bancorp and the Bank entered into formal agreements with the regulators that require, among other things, that Bancorp and Bank obtain prior regulatory approval before paying any dividends or distributions.  During the first quarter of 2015, Bancorp did not receive approval from the Federal Reserve Bank of Richmond to pay dividends on the Series B Preferred Stock in the amount of $527,000 due on February 15, 2015 and Series A Preferred Stock in the amount of $70,000 due on March 31, 2015.  As of March 31, 2015, Bancorp has unpaid cumulative dividends and interest in arrears on the Series B Preferred Stock of $5,068,000 and $0 on the Series A Preferred Stock.

Also as noted above, as permitted under the terms of the 2035 Indenture, as of March 31, 2015, Bancorp has deferred the payment of eleven quarters of interest on its 2035 Debentures and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,474,000.

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

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of March 31, 2015 and for the three months ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

May 12, 2015	Alan J. Hyatt
Alan J. Hyatt,
Chairman of the Board, President and
Chief Executive Officer (Principal Executive Officer)

May 12, 2015	Thomas G. Bevivino
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

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of March 31, 2015 and for the three months ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholder’s Equity: (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.