Form 10-Q
period 2015-06-30
SEVERN BANCORP INC
filed 2015-08-12
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on August 12, 2015: 10,088,879 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

PART I– FINANCIAL INFORMATION

Item 1.	Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$35,747	$24,866
Interest-bearing deposits in other banks	13,002	8,469
Cash and cash equivalents	48,749	33,335
Investment securities held to maturity (fair value: $77,401 at June 30, 2015; $60,123 at December 31, 2014)	76,824	59,616
Loans held for sale	12,945	7,165
Loans receivable, net of allowance for loan losses of $8,944 and $9,435, respectively	602,879	633,882
Premises and equipment, net	24,765	25,159
Foreclosed real estate	2,092	1,947
Federal Home Loan Bank stock, at cost	5,626	5,936
Accrued interest receivable and other assets	8,043	9,288

Total assets	$781,923	$776,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$544,112	$543,814
Long-term borrowings	115,000	115,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	13,547	9,585

Total liabilities	696,778	692,518

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
Preferred stock series “A”, 437,500 shares issued and outstanding; $3,500 liquidation preference	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding; $23,393 liquidation preference	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized; 10,088,879 and 10,067,379 shares issued and outstanding, respectively	101	101
Additional paid-in capital	76,141	75,848
Retained earnings	8,899	7,857

Total stockholders' equity	85,145	83,810

Total liabilities and stockholders' equity	$781,923	$776,328

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest Income
Loans, including fees	$7,446	$7,515	$14,992	$15,157
Securities, taxable	241	211	474	405
Other	92	82	173	168
Total interest income	7,779	7,808	15,639	15,730

Interest Expense
Deposits	1,019	970	2,023	1,956
Long-term/short-term borrowings and subordinated debentures	1,224	1,160	2,421	2,289
Total interest expense	2,243	2,130	4,444	4,245

Net interest income	5,536	5,678	11,195	11,485
Provision for loan losses	100	(19)	200	181
Net interest income after provision for loan losses	5,436	5,697	10,995	11,304

Non-interest Income
Mortgage banking activities	949	438	1,419	639
Real estate commissions	491	189	598	449
Real estate management fees	167	158	325	412
Other	725	177	890	438
Total non-interest income	2,332	962	3,232	1,938

Non-Interest Expenses
Compensation and related expenses	4,091	3,605	7,901	7,242
Occupancy	453	418	878	851
Legal	67	68	129	172
Foreclosed real estate, net	52	(24)	(13)	(77)
FDIC assessments and regulatory expense	292	331	610	683
Professional fees	235	264	501	455
Office supplies	76	59	133	152
Online charges	198	294	407	517
Credit report and appraisal fees	346	268	476	441
Other	558	1,952	939	2,505
Total non-interest expenses	6,368	7,235	11,961	12,941
Income (loss) before income tax provision	1,400	(576)	2,266	301
Income tax provision	35	-	36	10
Net income (loss)	1,365	(576)	2,230	291
Amortization of discount on preferred stock	(67)	(67)	(135)	(135)
Dividends on preferred stock	(526)	(526)	(1,053)	(1,019)
Net income available (loss attributable) to common stockholders	$772	$(1,169)	$1,042	$(863)
Basic income (loss) per share	$0.08	$(0.12)	$0.10	$(0.09)
Diluted income (loss) per share	$0.08	$(0.12)	$0.10	$(0.09)

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
 (dollars in thousands)

Six Months Ended June 30, 2015

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2014	$4	$101	$75,848	$7,857	$83,810

Net Income	-	-	-	2,230	2,230
Stock-based compensation	-	-	62	-	62
Dividend declared on Series B preferred stock	-	-	-	(1,053)	(1,053)
Amortization of discount on Series B preferred stock			135	(135)	-
Exercised Options (21,500 shares)	-	-	96		96

Balance – June 30, 2015	$4	$101	$76,141	$8,899	$85,145

Six Months Ended June 30, 2014

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2013	$4	$101	$75,374	$7,290	$82,769

Net Income	-	-	-	291	291
Stock-based compensation	-	-	106	-	106
Dividend declared on Series B preferred stock	-	-	-	(1,019)	(1,019)
Amortization of discount on Series B preferred stock			135	(135)	-
Exercised Options (700 shares)	-	-	3		3

Balance – June 30, 2014	$4	$101	$75,618	$6,427	$82,150

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,
	2015	2014

Cash Flows from Operating Activities

Net income	$2,230	$291
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(623)	(463)
Net amortization of premiums and discounts	184	97
Provision for loan losses	200	181
Provision for depreciation	564	559
Gain on sale of loans	(1,419)	(917)
Gain on sale of foreclosed real estate	(82)	(262)
Proceeds from loans sold to others	76,538	38,289
Loans originated for sale	(80,899)	(35,330)
Stock-based compensation expense	62	106
Decrease in accrued interest receivable and other assets	1,245	344
Increase in accrued interest payable and other liabilities	2,909	4,119

Net cash provided by operating activities	909	7,014

Cash Flows from Investing Activities

Purchase of investment securities held to maturity	(20,661)	(20,554)
Proceeds from maturing investment securities held to maturity	2,000	2,000
Principal collected on mortgage-backed securities held to maturity	1,269	159
Net decrease (increase) in loans	29,519	(3,688)
Proceeds from sale of foreclosed real estate	1,844	4,200
Investment in premises and equipment	(170)	(307)
Redemption of FHLB stock	310	254

Net cash provided by (used in) investing activities	14,111	(17,936)

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For the Six Months Ended June 30,
	2015	2014

Cash Flows from Financing Activities

Net increase (decrease) in deposits	298	(15,469)
Proceeds from exercise of options	96	3
Net cash provided by (used in) financing activities	394	(15,466)

Increase (decrease) in cash and cash equivalents	15,414	(26,388)
Cash and cash equivalents at beginning of year	33,335	98,376

Cash and cash equivalents at end of period	$48,749	$71,988

Supplemental disclosure of cash flows information:

Cash paid (received) during period for:

Interest	$3,979	$3,932

Income taxes	$(301)	$7

Transfer of loans to foreclosed real estate	$1,907	$655

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015 or any other interim period.  The unaudited consolidated financial statements for the six months ended June 30, 2015 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Not included in the diluted earnings per share calculation for the three and six month periods ended June 30, 2015 and June 30, 2014, because they were anti-dilutive, were 149,500 and 125,000 shares, respectively, of common stock issuable upon exercise of outstanding stock options, 559,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Common shares – weighted average (basic)	10,088,549	10,067,379	10,078,923	10,067,033
Common share equivalents – weighted average	24,746	-	23,298	36,932
Common shares – weighted average (diluted)	10,113,295	10,067,379	10,102,221	10,103,965

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 7 -  Regulatory Matters – Continued

	Actual at June 30 2015	Actual at December 31, 2014	To Be Well Capitalized Under Prompt Corrective Provisions
Tangible (1)	14.1%	13.8%	N/A
Tier 1 Capital (2)	19.2%	19.4%	8.0%
Common Equity Tier 1 (2)	19.2%	N/A	6.5%
Core (1)	14.1%	13.8%	5.0%
Total Capital (2)	20.5%	20.6%	10.0%

(1) To adjusted total assets.
(2) To risk-weighted assets.

On April 23, 2013, the Bank was notified by the Office of the Comptroller of the Currency (“OCC”) that the OCC established minimum capital ratios for the Bank requiring it to immediately maintain a Tier 1 Leverage Capital Ratio to Adjusted Total Assets of at least 10% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 15%.  The Bank was in compliance with these requirements as of June 30, 2015.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 8 -  Stock-Based Compensation - Continued

There were no options granted during the six months ended June 30, 2015 and June 30, 2014.

Stock-based compensation expense for the three and six months ended June 30, 2015 totaled $28,000 and $62,000, respectively. Stock-based compensation expense for the three and six months ended June 30, 2014 totaled $47,000 and $106,000, respectively. There were 21,500 options exercised during the six months ended June 30, 2015 and 700 options exercised during the six months ended June 30, 2014.

Information regarding Bancorp’s stock-based compensation plan as of and for the six months ended June 30, 2015 is as follows:

	2015
	Shares	Weighted Average Price
Options outstanding, December 31, 2014	328,200	$4.33
Options granted	-	-
Options exercised	(21,500)	$4.48
Options forfeited	(73,700)	$4.28
Options outstanding, June 30, 2015	233,000	$4.34
Options exercisable, June 30, 2015	83,250	$4.12

The aggregate intrinsic value of the options outstanding as of June 30, 2015 and December 31, 2014 was $127,240 and $122,160, respectively.  The aggregate intrinsic value of the options exercisable as of June 30, 2015 and December 31, 2014 was $62,000 and $60,000, respectively.

The following table summarizes the nonvested options in Bancorp’s stock option plan as of June 30, 2015.

	Shares	Weighted Average Grant Date Exercise Price
Nonvested options outstanding, December 31, 2014	198,505	$4.44
Nonvested options granted	-	-
Nonvested options vested	(23,455)	$4.27
Nonvested options forfeited	(25,300)	$4.60
Nonvested options outstanding, June 30, 2015	149,750	$4.45

As of June 30, 2015, there was $407,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over a period of fifty-one months.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 9 -  Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015:

US Treasury securities	$25,098	$470	$-	$25,568
US Agency securities	17,014	185	-	17,199
US Government sponsored mortgage-backed securities	34,712	63	141	34,634
Total	$76,824	$718	$141	$77,401

December 31, 2014:

US Treasury securities	$27,140	$465	$29	$27,576
US Agency securities	17,044	130	57	17,117
US Government sponsored mortgage-backed securities	15,432	48	50	15,430
Total	$59,616	$643	$136	$60,123

As of June 30, 2015 and December 31, 2014, there were $4,235,000 and $4,244,000, respectively, of US Treasury securities or mortgage-backed securities pledged by Bancorp as collateral for borrowers’ letters of credit with Anne Arundel County.

The following table shows fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2015 and December 31, 2014. Included in the table are nine Mortgage-backed securities in a gross unrealized loss position at June 30, 2015.  Seven US Treasury securities, ten Agency securities and five Mortgage-backed securities were in a gross unrealized loss position at December 31, 2014. Management believes that the unrealized losses in 2015 and 2014 were the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds.  The Bank does not consider any of these securities to be other than temporarily impaired at June 30, 2015 and December 31, 2014, because the unrealized losses were related primarily to changes in market interest rates and widening of sector spreads and were not necessarily related to the credit quality of the issuers of the securities.

In addition, the Bank does not intend to sell, nor does it believe it will be more likely than not that it will be required to sell, any impaired securities prior to a recovery of amortized cost.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 9 -  Investment Securities – Continued

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015:	(dollars in thousands)

US Treasury securities	$-	$-	$-	$-	$-	$-
US Agency securities	-	-	-	-	-	-
US Government sponsored mortgage-backed securities	30,846	141	-	-	30,846	141
Total	$30,846	$141	$-	$-	$30,846	$141

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014:	(dollars in thousands)

US Treasury securities	$6,953	$29	$-	$-	$6,953	$29
US Agency securities	10,024	57	-	-	10,024	57
US Government sponsored mortgage-backed securities	13,405	50	-	-	13,405	50
Total	$30,382	$136	$-	$-	$30,382	$136

The amortized cost and estimated fair value of debt securities at June 30, 2015, by contractual maturity are shown in the following table.  Actual maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity (dollars in thousands)
	Amortized Cost	Estimated Fair Value

Due in one year or less	$9,049	$9,108
Due from one year to five years	30,142	30,575
Due from five years to ten years	2,921	3,084
US Government sponsored mortgage-backed securities	34,712	34,634
	$76,824	$77,401

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable

Loans receivable, included unfunded commitments consist of the following:

	June 30	December 31
	2015	2014
	(dollars in thousands)
Residential mortgage, total	$297,840	$309,461
Individually evaluated for impairment	24,277	28,535
Collectively evaluated for impairment	273,563	280,926

Construction, land acquisition and development, total	81,815	84,325
Individually evaluated for impairment	725	917
Collectively evaluated for impairment	81,090	83,408

Land, total	28,578	30,426
Individually evaluated for impairment	1,866	2,039
Collectively evaluated for impairment	26,712	28,387

Lines of credit, total	16,954	19,251
Individually evaluated for impairment	453	454
Collectively evaluated for impairment	16,501	18,797

Commercial real estate, total	181,201	198,539
Individually evaluated for impairment	4,375	6,309
Collectively evaluated for impairment	176,826	192,230

Commercial non-real estate, total	9,608	10,167
Individually evaluated for impairment	264	274
Collectively evaluated for impairment	9,344	9,893

Home equity, total	24,979	28,750
Individually evaluated for impairment	5,092	3,551
Collectively evaluated for impairment	19,887	25,199

Consumer, total	1,020	1,040
Individually evaluated for impairment	14	12
Collectively evaluated for impairment	1,006	1,028
Total Loans	641,995	681,959
Less
Unfunded commitments included above	(27,552)	(36,162)
	$614,443	645,797
Individually evaluated for impairment	37,066	42,091
Collectively evaluated for impairment	577,377	603,706
	614,443	645,797
Allowance for loan losses	(8,944)	(9,435)
Deferred loan origination fees and costs, net	(2,620)	(2,480)
Net Loans	$602,879	$633,882

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

Bancorp recognized $189,000 and $9,000 of interest income from its loan portfolio from interest reserves during the six months ended June 30, 2015 and 2014, respectively.  None of the loans where interest reserves were recorded as capitalized interest were non-performing.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following is a summary of the allowance for loan losses for the six and three month periods ended June 30, 2015 (dollars in thousands):

	Total	Residential Mortgage	Construction Acquisition Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Six months ended June 30, 2015
Beginning Balance	$9,435	$4,664	$362	$646	$12	$2,504	$280	$963	$4
Provision	200	(44)	60	(188)	(16)	278	88	23	(1)
Charge-offs	(873)	(351)	-	-	-	(50)	(1)	(471)	-
Recoveries	182	127	-	-	25	-	27	3	-
Ending Balance	$8,944	$4,396	$422	$458	$21	$2,732	$394	$518	$3

Ending balance related to:
Loans individually evaluated for impairment	$2,199	$1,924	$-	$45	$-	$216	$12	$-	$2
Loans collectively evaluated for impairment	$6,745	$2,472	$422	$413	$21	$2,516	$382	$518	$1

Three months ended June 30, 2015

Beginning Balance	$8,964	$4,491	$368	$338	$17	$2,798	$382	$567	$3
Provision	100	(22)	54	120	(11)	(16)	10	(35)	-
Charge-offs	(247)	(183)	-	-	-	(50)	-	(14)	-
Recoveries	127	110	-	-	15	-	2	-	-
Ending Balance	$8,944	$4,396	$422	$458	$21	$2,732	$394	$518	$3

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize impaired loans at June 30, 2015 and December 31, 2014 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
June 30, 2015
Residential mortgage	$13,223	$1,924	$11,054	$24,277	$24,913
Construction, acquisition and development	-	-	725	725	725
Land	351	45	1,515	1,866	1,984
Lines of credit	-	-	453	453	545
Commercial real estate	2,497	216	1,878	4,375	4,493
Commercial non-real estate	264	12	-	264	264
Home equity	-	-	5,092	5,092	6,149
Consumer	11	2	3	14	36
Total impaired loans	$16,346	$2,199	$20,720	$37,066	$39,109

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2014
Residential mortgage	$14,094	$2,113	$14,441	$28,535	$29,487
Construction, acquisition and development	-	-	917	917	917
Land	355	53	1,684	2,039	2,157
Lines of credit	-	-	454	454	545
Commercial real estate	2,529	224	3,780	6,309	6,533
Commercial non-real estate	274	15	-	274	274
Home equity	1,472	370	2,079	3,551	4,274
Consumer	12	2	-	12	12
Total impaired loans	$18,736	$2,777	$23,355	$42,091	$44,199

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize average impaired loans for the six month and three month periods ended June 30, 2015 and 2014 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Six months ended June 30, 2015
Residential mortgage	$12,929	$265	$14,732	$297	$27,661	$562
Construction, acquisition and development	-	-	1,011	17	1,011	17
Land	353	6	1,599	44	1,952	50
Lines of credit	-	-	454	15	454	15
Commercial real estate	2,028	57	2,384	82	4,412	139
Commercial non-real estate	268	3	-	13	268	16
Home equity	667	-	2,609	65	3,276	65
Consumer	11	-	205	3	216	3
Total impaired loans	$16,256	$331	$22,994	$536	$39,250	$867

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three months ended June 30, 2015
Residential mortgage	$12,900	$129	$13,773	$149	$26,673	$278
Construction, acquisition and development	-	-	865	8	865	8
Land	352	3	1,523	22	1,875	25
Lines of credit	-	-	454	2	454	2
Commercial real estate	2,021	26	2,331	42	4,352	68
Commercial non-real estate	266	1	-	-	266	1
Home equity	-	-	3,122	27	3,122	27
Consumer	11	-	409	3	420	3
Total impaired loans	$15,550	$159	$22,477	$253	$38,027	$412

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize average impaired loans for the six and three month periods ended June 30, 2014 (dollars in thousands):

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Bancorp recognized $412,000 and $867,000 of interest income on impaired loans using a cash-basis method of accounting for the three months and six months ended June 30, 2015 and $473,000 and $1,040,000 for the three months and six months ended June 30, 2014. Bancorp did not record any interest income attributable to the change in present value attributable to the passage of time.  Bancorp evaluates its impaired loans and assesses them based on either discounted cash flows or if it deems its loans to be collateral based, assesses impairment based on the net value of the underlying collateral.

Included in the above impaired loans amount at June 30, 2015 was $26,959,000 of loans that are not in non-accrual status.  In addition, there was a total of $24,277,000 of residential real estate loans included in impaired loans at June 30, 2015, of which $20,270,000 were to consumers and $4,007,000 to builders. The collateral supporting impaired collateral dependent loans is individually reviewed by management to determine its estimated fair market value, less estimated disposal cost and a charge off is taken, if necessary, for the difference between the carrying amount of any loan and the estimated fair value of the collateral less estimated disposal cost.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2015 and December 31, 2014.  Included in the Pass column were $27,552,000 and $36,162,000 in unfunded commitments at June 30, 2015 and December 31, 2014, respectively (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2015
Residential mortgage	$278,386	$9,166	$10,288	$-	$297,840
Construction, acquisition and development	80,750	-	1,065	-	81,815
Land	27,173	-	1,405	-	28,578
Lines of credit	13,752	2,579	623	-	16,954
Commercial real estate	164,890	11,831	4,480	-	181,201
Commercial non-real estate	9,287	197	124	-	9,608
Home equity	22,028	-	2,951	-	24,979
Consumer	1,017	-	3	-	1,020
Total loans	$597,283	$23,773	$20,939	$-	$641,995

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Residential mortgage	$295,589	$1,331	$12,541	$-	$309,461
Construction, acquisition and development	82,778	-	1,547	-	84,325
Land	30,285	-	141	-	30,426
Lines of credit	16,112	2,479	660	-	19,251
Commercial real estate	181,686	7,172	9,681	-	198,539
Commercial non-real estate	9,275	637	255	-	10,167
Home equity	25,769	-	2,981	-	28,750
Consumer	985	-	55	-	1,040
Total loans	$642,479	$11,619	$27,861	$-	$681,959

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  Included in the Current column were $27,552,000 and $36,162,000 in unfunded commitments at June 30, 2015 and December 31, 2014, respectively. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual
June 30, 2015
Residential mortgage	$3,331	$57	$1,174	$4,562	$293,278	$297,840	$3,784
Construction, acquisition and development	-	-	-	-	81,815	81,815	149
Land	14	-	6	20	28,558	28,578	815
Lines of credit	-	-	304	304	16,650	16,954	453
Commercial real estate	-	123	-	123	181,078	181,201	372
Commercial non-real estate	-	30	7	37	9,571	9,608	1,761
Home equity	229	-	1,528	1,757	23,222	24,979	2,773
Consumer	1	-	-	1	1,019	1,020	-
Total loans	$3,575	$210	$3,019	$6,804	$635,191	$641,995	$10,107

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual
December 31, 2014
Residential mortgage	$2,549	$2,333	$3,095	$7,977	$301,484	$309,461	$6,052
Construction, acquisition and development	-	-	-	-	84,325	84,325	115
Land	-	-	6	6	30,420	30,426	847
Lines of credit	-	-	-	-	19,251	19,251	388
Commercial real estate	447	45	375	867	197,672	198,539	652
Commercial non-real estate	-	-	-	-	10,167	10,167	1,775
Home equity	174	242	2,417	2,833	25,917	28,750	3,016
Consumer	-	-	-	-	1,040	1,040	-
Total loans	$3,170	$2,620	$5,893	$11,683	$670,276	$681,959	$12,845

Bancorp did not have any greater than 90 days and still accruing loans as of the periods ended June 30, 2015 and December 31, 2014.

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

Bancorp has not purchased, sold or reclassified any loans to held for sale during the periods discussed.  Only loans originated specifically for sale are recorded as held for sale at the period ended June 30, 2015 and December 31, 2014.

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

There were 82 restructured loans at June 30, 2015 totaling $27,719,000, of which 74 loans totaling $25,591,000 were performing as agreed.  Of those performing loans, 65 loans totaling $22,273,000 have not been late on a payment during the last 2 years.

There were 85 restructured loans at December 31, 2014 totaling $30,365,000, of which 76 loans totaling $27,724,000 were performing as agreed.

In the six months ended June 30, of  2015 and 2014 there were no TDR’s that subsequently defaulted during the 12 month period ended June 30, 2015 and 2014.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables present newly restructured loans that occurred during the six and three months ended June 30, 2015 (dollars in thousands):

Six months ended June 30, 2015
	Rate Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts

Pre-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$91	2	91	2
Construction, acquisition and development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	-	-	$91	2	$91	2

Post-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$200	2	$200	2
Construction, acquisition and development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	-	-	$200	2	$200	2

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Three months ended June 30, 2015
	Rate Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts

Pre-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$-	1	$-	1
Construction, acquisition and development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	-	-	$-	1	$-	1

Post-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$200	2	$200	2
Construction, acquisition and development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	-	-	$200	2	$200	2

In addition, the TDR is evaluated for impairment.  A determination is made as to whether an impaired TDR is cash flow or collateral dependent.  If the TDR is cash flow dependent, an allowance for loan losses specific reserve is calculated based on the difference in net present value of future cash flows between the original and modified loan terms.  If the TDR is collateral dependent, the collateral securing the TDR, which is always real estate, is evaluated for impairment based on either an appraisal or broker price opinion.  If a TDR’s collateral valuation is less than its current loan balance, the TDR is written down for accounting purposes by the amount of the difference between the current loan balance and the collateral value.  If the borrower performs under the terms of the modification, generally six consecutive months, and the ultimate collectability of all amounts contractually due under the modified terms is not in doubt, the loan is returned to accrual status.  There are no loans that have been modified due to the financial difficulties of the borrower that are not considered a TDR.  There were no TDR defaults during the six months ended June 30, 2015 and 2014.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Interest on TDRs was accounted for under the following methods as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	Number of Contracts	Accrual Status	Number of Contracts	Non- Accrual Status	Total Number of Contracts	Total Modifications
June 30, 2015
Residential mortgage	57	$21,467	4	$1,891	61	$23,358
Construction, acquisition and Development	2	577	-	-	2	577
Land	5	899	1	6	6	905
Lines of credit	-	-	-	-	-	-
Commercial real estate	4	2,497	1	107	5	2,604
Commercial non-real estate	5	140	2	124	7	264
Home equity	-	-	-	-	-	-
Consumer	1	11	-	-	1	11
Total loans	74	$25,591	8	$2,128	82	$27,719

December 31, 2014
Residential mortgage	57	$22,154	5	$2,402	62	$24,556
Construction, acquisition and development	2	803	-	-	2	803
Land	5	982	1	6	6	988
Lines of credit	-	-	-	-	-	-
Commercial real estate	6	3,623	1	109	7	3,732
Commercial non-real estate	5	150	2	124	7	274
Home equity	-	-	-	-	-	-
Consumer	1	12	-	-	1	12
Total loans	76	$27,724	9	$2,641	85	$30,365

Unless otherwise noted, the Bank requires collateral or other security to support financial instruments with off-balance-sheet credit risk (dollars in thousands).

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	June 30, 2015	December 31, 2014
Standby letters of credit	$5,690	$7,357
Home equity lines of credit	7,971	8,571
Unadvanced construction commitments	27,552	36,162
Mortgage loan commitments	2,660	2,120
Lines of credit	25,974	23,844
Loans sold with limited repurchase provisions	56,329	38,247

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2015 and December 31, 2014 for guarantees under standby letters of credit issued was $115,000 and $314,000, respectively.

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

Mortgage loan commitments not reflected in the accompanying statements of financial condition at June 30, 2015 included $2,660,000 of which five were at a fixed range of 3.875% to 4.625% and one at a floating interest rate. Mortgage loan commitments at December 31, 2014 included $2,120,000 of which four were at a fixed interest rate range of 3.750% to 4.50% and none at floating interest rates.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. The loans sold under these agreements for the six month period ended June 30, 2015 and year ended December 31, 2014 were $75,119,000 and $90,560,000, respectively. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within the terms specified by the agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.

Only loans originated specifically for sale are recorded as held for sale at the period ended June 30, 2015 and December 31, 2014.

No amount was recognized in the consolidated statement of financial condition at June 30, 2015 and December 31, 2014 as a liability for credit loss related to these loans.

Except for the liability recorded for standby letters of credit at June 30, 2015, liabilities for credit loss associated with these commitments were not material at June 30, 2015 and December 31, 2014.

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

The following information should not be interpreted as an estimate of the fair value of Bancorp since a fair value calculation is only provided for a limited portion of Bancorp’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Bancorp’s financial instruments at June 30, 2015 and December 31, 2013.

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

Impaired loans are those for which Bancorp has measured impairment based on the present value of expected future cash flows or on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $16,346,000 and $18,736,000 at June 30, 2015 and December 31, 2014, respectively, less their valuation allowances of $2,199,000 and $2,777,000 at June 30, 2015 and December 31, 2014, respectively. The fair value of 5 impaired collateral-dependent loans that were partially charged off during the six months ended June 30, 2015 totaled $11,262,000 net of charge-offs of $469,000. The fair value of 9 impaired collateral-dependent loans that were partially charged off during the year ended December 31, 2014 totaled $3,834,000 net of charge-offs of $477,000.

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

Foreclosed real estate totaled $2,092,000 and $1,947,000 as of June 30, 2015 and December 31, 2014, respectively.  The carrying value of foreclosed residential real estate included within foreclosed real estate totaled $1,547,000 and $695,000 as of June 30, 2015 and December 31, 2014, respectively.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction totaled $2,374,000 as of June 30, 2015.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments – Continued

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring and recurring basis by level within the fair value hierarchy as of June 30, 2015 and December 31, 2014:

		June 30, 2015 Fair Value Measurement Using:
	June 30, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$15,409	$-	$-	$15,409
Foreclosed real estate	2,092	-	-	2,092
Total nonrecurring fair value measurements	$17,501	$-	$-	$17,501
Recurring fair value measurements
Mortgage servicing rights	$665	$-	$-	$665
Rate lock commitments	298	-	298	-
Mandatory forward contracts	76	-	76	-
Total recurring fair value measurements	$1,039	$-	$374	$665

		December 31, 2014 Fair Value Measurement Using:
	December 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$19,793	$-	$-	$19,793
Foreclosed real estate	1,947	-	-	1,947
Total nonrecurring fair value measurements	$21,740	$-	$-	$21,740
Recurring fair value measurements
Mortgage servicing rights	$658	$-	$-	$658
Rate lock commitments	139	-	139	-
Mandatory forward contracts	(59)	-	(59)	-
Total recurring fair value measurements	$738	$-	$80	$658

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments - Continued

There were no liabilities that were required to be re-measured on a nonrecurring basis at June 30, 2015 or December 31, 2014.

The following table presents additional quantitative information about assets measured at fair value on a recurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2015
Mortgage servicing rights	$665	Market approach	Weighted average prepayment speed	10.80%

December 31, 2014
Mortgage servicing rights	$658	Market approach	Weighted average prepayment speed	8.81%

All appraisals are reviewed by the credit department; however, no modifications or adjustments are made to the appraisals received.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2015
Impaired loans	$14,147	PV of future cash flows (1)	Discount rate	-6.00%

	$1,262	Appraisal of collateral (2)	Liquidation expenses (3)	-6.00%

Foreclosed real estate	$2,092	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-6.03% to -100% (-42.13%)

December 31, 2014
Impaired loans	$15,589	PV of future cash flows (1)	Discount rate	-6.00%

	$4,204	Appraisal of collateral (2)	Liquidation expenses (3)	-6.00%

Foreclosed real estate	$1,947	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-6.51% to -100% (-13.94%)

(1)	Cash flow which generally includes various level 3 inputs which are not identifiable.
(2)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(3)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(4)	Includes qualitative adjustments by management and estimated liquidation expenses.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments – Continued

The estimated fair values of Bancorp's financial instruments as of June 30, 2015 and December 31, 2014 were as follows:

			Fair Value Measurement at June 30, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets			(dollars in thousands)
Cash and cash equivalents	$48,749	$48,749	$48,749	$-	$-
Investment securities (HTM)	76,824	77,401	-	77,401	-
Loans held for sale	12,945	13,097	-	13,097	-
Loans receivable, net	602,879	620,383	-	-	620,383
FHLB stock	5,626	5,626	-	5,626	-
Accrued interest receivable	2,233	2.233	-	2,233	-
Mortgage servicing rights	665	665	-	-	665
Rate lock commitments	298	298	-	298	-
Mandatory forward contracts	76	76	-	76	-

Financial Liabilities
Deposits	$544,112	$544,684	-	544,684	-
FHLB advances	115,000	109,446	-	109,446	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	2,601	2,601	-	2,601	-
Off Balance Sheet Commitments	$-	$-	$-	$-	$-

			Fair Value Measurement at December 31, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets			(dollars in thousands)
Cash and cash equivalents	$33,335	$33,335	$33,335	$-	$-
Investment securities (HTM)	59,616	60,123	-	60,123	-
Loans held for sale	7,165	7,211	-	7,211	-
Loans receivable, net	633,882	636,696	-	-	636,696
FHLB stock	5,936	5,936	-	5,936	-
Accrued interest receivable	2,297	2,297	-	2,297	-
Mortgage servicing rights	658	658	-	-	658
Rate lock commitments	139	139	-	139	-

Financial Liabilities
Deposits	$543,814	$544,751	-	544,751	-
FHLB advances	115,000	108,859	-	108,859	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	2,136	2,136	-	2,136	-
Mandatory forward contracts	59	59	-	59	-
Off Balance Sheet Commitments	$-	$-	$-	$-	$-

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

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at June 30, 2015 and December 31, 2014.

Accrued interest receivable and payable:
The carrying amounts of accrued interest receivable and accrued interest payable approximates their fair values.

Derivative Instruments:
Mortgage banking derivatives used in the ordinary course of business primarily consist of mandatory forward sales contracts (“forward contract”) and rate lock commitments.  The fair value of Bancorp’s derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants.  The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by Bancorp.  Forward contracts and rate lock loan commitments are classified as Level 2 in the fair value hierarchy

Mortgage servicing rights:
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

Note 12 - Recent Accounting Pronouncements

Under ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a creditor will be considered to have physical possession of residential real estate property that is collateral for a residential mortgage loan and therefore should reclassify the loan to other real estate owned when either (a) the creditor obtains legal title to the property upon completion of a foreclosure, or (b) the borrower conveys all interest in the real estate property to the lender to satisfy that loan even though legal title may not have passed.  The amendments are effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014. Bancorp adopted this guidance on January 1, 2015 using a prospective transition method; it did not have material impact on the consolidated financial statements. The guidance requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. Bancorp has included these disclosures in Note 11 Fair Values of Financial Instruments.

Under ASU 2014-09, Revenue from Contracts with Customers, establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance.  The revenue standard’s core principal is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  The new standard applies to all public entities for annual periods beginning after December 15, 2017. Early adoption is prohibited under U.S. GAAP.   Bancorp has evaluated the effect of ASU 2014-09 and believes adoption will not have a material effect on the Consolidated Financial Statements.

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

Bancorp had net income of $2,230,000 for the six months ended June 30, 2015, compared to $291,000 for the six months ended June 30, 2014, primarily due to increased non-interest income and decreased non-interest expenses.  Our results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, borrowings and subordinated debentures.  We also generate non-interest income, including, among others, mortgage banking activities, real estate commissions and management fees, and service charges on deposit accounts.  Our non-interest expense consists primarily of employee compensation and benefits, net occupancy expense and other operating expenses.

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

If the volatility in the market and the economy worsens, our business, financial condition, results of operations, access to funds and the price of our stock could be materially and adversely impacted.

Results of Operations

Net income increased by $1,941,000 to net income of $1,365,000 for the second quarter of 2015, compared to a net loss of ($576,000) for the second quarter of 2014.  Basic and diluted earnings (loss) per share were $0.08 for the second quarter of 2015 compared to ($0.12) for the second quarter of 2014. Net income increased by $1,939,000 to net income of $2,230,000 for the six months ended June 30, 2015, compared to net income of $291,000 for the six months ended June 30, 2014.  Basic and diluted earnings (loss) per share were $0.10 for the six months ended June 30, 2015 compared to ($0.09) for the six months ended June 30, 2014.

Net interest income, which is interest earned net of interest expense, decreased by $142,000, or 2.5%, to $5,536,000 for the second quarter of 2015, compared to $5,678,000 for the second quarter of 2014.  Net interest income decreased $290,000, or 2.5%, to $11,195,000 for the six months ended June 30, 2015, compared to $11,485,000 for the six months ended June 30, 2014. The primary reasons for these decreases in net interest income were a higher cost of funds and a decrease in the yield on the loan portfolio.

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

The provision for loan losses increased by $119,000, to $100,000 for the second quarter of 2015, compared to ($19,000) for the second quarter of 2014. The provision for loan losses increased by $19,000, or 10.5%, to $200,000 for the six months ended June 30, 2015, compared to $181,000 for the same period in 2014. This increase was primarily due to a reversal of a specific reserve on a loan that was paid off during the second quarter of 2014, compared to management’s decision to record a $100,000 provision during the second quarter of 2015.

Total non-interest income increased by $1,370,000, or 142.4%, to $2,332,000 for the second quarter of 2015, compared to $962,000 for the second quarter of 2014.  Total non-interest income increased by $1,294,000, or 66.8%, to $3,232,000 for the six months ended June 30, 2015, compared to $1,938,000 for the same period in 2014.  The primary reasons for these increases in non-interest income were an increase in mortgage banking activities, an increase in real estate commissions, and income booked in 2015 for the change in fair value of interest rate lock commitments and mandatory contracts entered into by the Bank.  Mortgage banking activities increased $511,000, or 116.7%, to $949,000 for the second quarter of 2015, compared to $438,000 for the second quarter of 2014.  Mortgage banking activities increased $780,000, or 122.1%, to $1,419,000 for the six months ended June 30, 2014, compared to $639,000 for the same period in 2014.    This increase in activity was the result of a continued low interest rate environment resulting in the Bank’s general increase in residential loan originations and in the sale of loans.  Real estate commissions increased by $302,000, or 159.8%, to $491,000 for the second quarter of 2015, compared to $189,000 for the second quarter of 2014.  Real estate commissions increased $149,000, or 33.2%, to $598,000 for the six months ended June 30, 2015, compared to $449,000 for the same period in 2014.  The increase in real estate commissions was due to increased sales and leasing activity in 2015 compared to 2014. Real estate management fees increased by $9,000, or 5.7%, to $167,000 for the second quarter of 2015, compared to $158,000 for the second quarter of 2014. Real estate management fees decreased $87,000, or 21.1%, to $325,000 for the six months ended June 30, 2015, compared to $412,000 for the same period in 2014.  These variances are due to a lower level of commercial property under management during the first quarter of 2015 compared to the first quarter of 2014 partially offset by some improvement in the second quarter of 2015.  Other non-interest income increased $548,000, or 309.6%, to $725,000 for the second quarter of 2015, compared to $177,000 for the second quarter of 2014.  Other non-interest income increased $452,000, or 103.2%, to $890,000 for the six months ended June 30, 2014, compared to $438,000 for the for the same period in 2014.  The primary reason for the increase was due to the timing of certain fees collected from borrowers in 2015 compared to 2014, and income booked in 2015 for the change in fair value of interest rate lock commitments and mandatory contracts entered into by the Bank. There was no entry recorded for the fair value of interest rate lock commitments and mandatory contracts during the first six months of 2014.

Total non-interest expenses decreased $867,000, or 12.0%, to $6,368,000 for the second quarter of 2015, compared to $7,235,000 for the second quarter of 2014.  Total non-interest expenses decreased $980,000, or 7.6%, to $11,961,000 for the six months ended June 30, 2015, compared to $12,941,000 for the same period in 2014.  Compensation and related expenses increased by $486,000, or 13.5%, to $4,091,000 for the second quarter of 2015, compared to $3,605,000 for the second quarter of 2014. Compensation and related expenses increased by $659,000, or 9.1%, to $7,901,000 for the six months ended June 30, 2015, compared to $7,242,000 for the same period in 2014.  This was primarily due to higher commissions paid due to higher mortgage banking activities in 2015 compared to 2014. Net occupancy costs increased by $35,000, or 8.4%, to $453,000 for the second quarter of 2015, compared to $418,000 for the second quarter of 2014.  Net occupancy costs increased by $27,000, or 3.2%, to $878,000 for the six months ended June 30, 2015, compared to $851,000 for the same period in 2014.  These increases were the result of increased maintenance costs in 2015 compared to 2014, partially offset by an increase in rents collected from tenants.  Legal fees decreased by $1,000, or 1.5%, to $67,000 for the second quarter of 2015, compared to $68,000 for the second quarter of 2014.  Legal fees decreased $43,000, or 25.0%, to $129,000 for the six months ended June 30, 2015, compared to $172,000 for the same period in 2014. These decreases were primarily due to a reduced need for services from outside legal firms in 2015 compared to 2014. Foreclosed real estate, net increased by $76,000, to $52,000 for the second quarter of 2015 compared to ($24,000) for the second quarter of 2014.  Foreclosed real estate, net increased by $64,000, or 83.1%, to ($13,000) for the six months ended June 30, 2015, compared to $($77,000) for the same period in 2014.  These increases were primarily due to slightly higher expenses and slightly lower gains on sold properties in 2015, compared to 2014.  FDIC assessments and regulatory expense decreased by $39,000, or 11.8% to $292,000 for the second quarter of 2015, compared to $331,000 for the second quarter of 2014.  FDIC assessments and regulatory expense decreased by $73,000, or 10.7% to $610,000 for the six months ended June 30, 2015, compared to $683,000 for the same period in 2015.  These decreases were primarily due to a decrease in the risk-based assessment charged by the FDIC.  Professional fees decreased by $29,000, or 11.0%, to $235,000 for the second quarter of 2015, compared to $264,000 for the second quarter of 2014.  This decrease was primarily due to a decrease in accounting related fees during the second quarter of 2015.  Professional fees increased by $46,000, or 10.1% to $501,000 for the six months ended June 30, 2015, compared to $455,000 for the same period in 2014.  This increase was primarily due to an increase in consulting related fees during the first quarter of 2015.  Office supplies increased $17,000, or 28.8%, to $76,000 for the second quarter of 2015, compared to $59,000 for the second quarter of 2014.  Office supplies decreased by $19,000, or 12.5% to $133,000 for the six months ended June 30, 2015, compared to $152,000 for the same period in 2014.  These variances are due to the timing of the use of supplies.  Online charges decreased $96,000, or 32.7%, to $198,000 for the second quarter of 2015, compared to $294,000 for the second quarter of 2014.  Online charges decreased by $110,000, or 21.3% to $407,000 for the six months ended June 30, 2015, compared to $517,000 for the same period in 2014.  These decreases were primarily due to a lower contracted price in processing charges in 2015.  Credit report and appraisal fees increased $78,000, or 29.1%, to $346,000 for the second quarter of 2015, compared to $268,000 for the second quarter of 2014.  Credit report and appraisal fees increased by $35,000, or 7.9% to $476,000 for the six months ended June 30, 2015, compared to $441,000 for the same period in 2014.  These increases were primarily due to a higher volume of credit reports and appraisals ordered for the increase in mortgage banking activities in 2015.  Other non-interest expenses decreased by $1,394,000, or 71.4%, to $558,000 for the second quarter of 2015 compared to $1,952,000 for the second quarter of 2014.  Other non-interest expenses decreased by $1,566,000, or 62.5% to $939,000 for the six months ended June 30, 2015, compared to $2,505,000 for the same period in 2014.  These decreases were primarily due to a $1,400,000 reserve recorded for contingent liabilities related to standby letters of credit during the quarter ended June 30, 2014.

Income Taxes

There was a $35,000 income tax expense recorded for the second quarter of 2015 compared to $0 for the second quarter of 2014.  There was a $36,000 income tax expense for the six months ended June 30, 2015, compared to a $10,000 income tax expense for the same period last year.  This was due alternative minimum tax recorded in 2015 that was not required in 2014.  The effective tax rate for the second quarter of 2015 was 2.5% compared to 0.0% for the second quarter of 2014.

Analysis of Financial Condition

Total assets increased $5,595,000 to $781,923,000 at June 30, 2015, compared to $776,328,000 at December 31, 2015.  Cash and cash equivalents increased by $15,414,000, or 46.2%, to $48,749,000 at June 30, 2015, compared to $33,335,000 at December 31, 2014.  This increase was primarily due to proceeds received from portfolio loans paid off during the second quarter of 2015. Loans receivable, net decreased $31,003,000, or 4.9%, to $602,879,000 at June 30, 2015, compared to $633,882,000 at December 31, 2014.  This decrease was due to a larger number of loans paying off during 2015 than 2014.  Loans held for sale increased $5,780,000, or 80.7%, to $12,945,000 at June 30, 2015, compared to $7,165,000 at December 31, 2014.  This increase was primarily due to the timing of loans sold as of June 30, 2015 and an increase in mortgage banking activities.  Foreclosed real estate increased $145,000, or 7.4%, to $2,092,000 at June 30, 2015 compared to $1,947,000 at December 31, 2014. This increase was the result of additional properties foreclosed on and less foreclosed properties sold during 2015 compared to 2014.  Accrued interest receivable and other assets decreased $1,245,000, or 13.4%, to $8,043,000 at June 30, 2015 compared to $9,288,000 at December 31, 2014. This decrease is primarily due to the collection of an approximately $1,116,000 miscellaneous receivable in 2015. Total deposits increased $298,000, or 0.1%, to $544,112,000 at June 30, 2015 compared to $543,814,000 at December 31, 2014.  This increase was primarily due to an increase in certificates of deposit.  Long-term borrowings remained at $115,000,000 at June 30, 2015 and December 31, 2014.  These borrowings do not mature until 2016 or later and would incur prepayment penalties if paid earlier.  Accrued interest payable and other liabilities increased $3,962,000, or 41.3% to $13,547,000 at June 30, 2015 compared to $9,585,000 at December 31, 2014.  The primary reason for the increase was the additional accrual for preferred stock dividends and interest on subordinated debentures in 2015 and an increase in escrow funds.

Stockholders’ Equity

Total stockholders’ equity increased $1,335,000 to $85,145,000 at June 30, 2015 compared to $83,810,000 as of December 31, 2014.  This increase was primarily a result of net income for the six months ended June 30, 2015 partially offset by the dividend declared to Bancorp’s preferred stockholders.

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

Management believes Bancorp has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $186,802,000 at June 30, 2015.  Based on past experience, management believes that a significant portion of such deposits will remain with Bancorp. At June 30, 2015, Bancorp had commitments to originate mortgage loans of $2,660,000, unadvanced home equity lines of credit of $7,971,000, unadvanced construction commitments of $27,552,000, unused lines of credit of $25,974,000 and commitments under standby letters of credit of $5,690,000.  Bancorp has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise.  As of June 30, 2015, outstanding FHLB Atlanta borrowings totaled $115,000,000, and Bancorp had available to it an additional $79,610,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities decreased $6,105,000 to $909,000 for the six months ended June 30, 2015, compared to 7,014,000 for the same period in 2014. This decrease was primarily the result of an increase in loans originated for sale in 2015 net of proceeds from loans sold to others. Net cash from investing activities increased $32,047,000 to cash provided by of $14,111,000 for the six months ended June 30, 2015, compared to $17,936,000 used in investing activities for the same period in 2014.  This increase was primarily due a net decrease in loans in the amount of $33,207,000.  Net cash provided by financing activities increased $15,860,000 to $394,000 for the six months ended June 30, 2015, compared to $15,466,000 used in financing activities for the same period in 2014.  This increase was primarily due to a net increase in deposits in 2015 compared to the decrease in deposits during the same period in 2014.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of twenty five percent of its total assets, with the FHLB Atlanta.  As of June 30, 2015, the total available line of credit with the FHLB Atlanta was approximately $194,610,000, of which $115,000,000 was outstanding in the form of long-term borrowings.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of June 30, 2015 (dollars in thousands):

Principal Amount	Rate	Maturity
$15,000	1.81% to 1.83%	2016
70,000	2.43% to 4.05%	2017
15,000	2.58% to 3.43%	2018
15,000	4.00%	2019
$115,000

Subordinated Debentures

As of June 30, 2015, Bancorp had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association, as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (0.23% as of June 30, 2014) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

The 2035 Debentures were issued and sold to Severn Capital Trust I (the “Trust”), of which 100% of the common equity is owned by Bancorp.  The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures.  The 2035 Debentures held by the Trust are the sole assets of the Trust.  Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures.  Bancorp has entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee.  Under the terms of the 2035 Indenture, Bancorp is permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods provided that no event of default has occurred and is continuing.  As of June 30, 2015, Bancorp has deferred the payment of thirteen quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,601,000.

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

The aggregate principal amount of Subordinated Notes outstanding at June 30, 2015 was $3,500,000.  The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Debt issuance costs totaled $245,000 and are being amortized over 10 years.  Interest payments on the Subordinated Notes are current as of June 30, 2015.

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

Dividends on the Series A Preferred Stock and Series B Preferred Stock have not been paid since the first quarter of 2012 because Bancorp did not receive approval from the Federal Reserve Bank of Richmond to pay such dividends.  As of June 30, 2015, Bancorp has unpaid cumulative dividends and interest in arrears on the Series B Preferred Stock of $5,708,000.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the dividend in arrearage on its Series B Preferred Stock has been paid in full.

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

Average Balance Sheet

The following table presents Bancorp’s distribution of the average consolidated balance sheets and net interest analysis for the six months ended June 30, 2015 and June 30, 2014:

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$630,620	$14,992	4.75%	$614,495	$15,157	4.93%
Held to maturity securities (2)	59,742	474	1.59%	46,028	405	1.76%
Other interest-earning assets (3)	11,724	173	2.95%	54,860	168	0.61%

Total interest-earning assets	702,086	15,639	4.46%	715,383	15,730	4.40%

Non-interest earning assets	73,784			79,461

Total assets	$775,870			$794,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$244,205	326	0.27%	$269,066	146	0.11%
Certificates of deposit	297,322	1,697	1.14%	296,125	1,810	1.22%
Borrowings	139,130	2,421	3.48%	139,125	2,289	3.29%

Total interest-bearing liabilities	680,657	4,444	1.31%	704,316	4,245	1.21%

Non-interest bearing liabilities	12,660			8,936

Stockholders' equity	82,553			81,592

Total liabilities and stockholders’ equity	$775,870			$794,844

Net interest income and interest rate spread		$11,195	3.15%		$11,485	3.19%

Net interest margin			3.19%			3.21%

Average interest-earning assets to average interest-bearing liabilities			103.15%			101.57%

(1)	Non-accrual loans and Loans Held for Sale are included in the average balances and in the computation of yields.
(2)	Bancorp does not have any tax-exempt securities.
(3)	Other interest-earning assets include interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 12 to the unaudited Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2014, as reported in Bancorp’s Form 10-K filed with the SEC on March 17, 2015.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of Bancorp's management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2015.  Disclosure controls and procedures are defined in Rule 13a-15(e) under the Securities Exchange Act as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, Bancorp’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Bancorp’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.  Based on that evaluation, there were no such changes during the quarter ended June 30, 2015.

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

As noted above, Bancorp and the Bank entered into formal agreements with the regulators that require, among other things, that Bancorp and Bank obtain prior regulatory approval before paying any dividends or distributions.  During the second quarter of 2015, Bancorp did not receive approval from the Federal Reserve Bank of Richmond to pay dividends on the cumulative Series B Preferred Stock in the amount of $526,000 due on May 15, 2015 and the non-cumulative Series A Preferred Stock in the amount of $70,000 due on June 30, 2015.  As of June 30, 2015, Bancorp has unpaid cumulative dividends and interest in arrears on the Series B Preferred Stock of $5,708,000 and $0 on the Series A Preferred Stock.

Also as noted above, as permitted under the terms of the 2035 Indenture, as of June 30, 2015, Bancorp has deferred the payment of thirteen quarters of interest on its 2035 Debentures and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,601,000.

Bancorp and Bank continue to work with the regulators to obtain approval for dividends and interest payments.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of June 30, 2015 and for the six months ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

August 12, 2015	Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and
Chief Executive Officer (Principal Executive Officer)

August 12, 2015	Thomas G. Bevivino
Thomas G. Bevivino, Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of June 30, 2015 and for the six months ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2015 and 2014; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.