Form 10-K
period 2015-12-31
SEVERN BANCORP INC
filed 2016-03-17
CIK 868271

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the 6,413,607 shares of common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2015 of $4.81 per share was $30,849,450.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 1, 2016, there were issued and outstanding 10,088,879 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year-ended December 31, 2015, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

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

On November 23, 2009, Bancorp and the Bank each entered into a supervisory agreement with the Office of Thrift Supervision (“OTS”).  As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), effective as of July 21, 2011, the OTS was abolished and the regulatory oversight functions and authority of the OTS related to the Bank were transferred to the Office of the Comptroller of the Currency (“OCC”) and the regulatory oversight functions and authority of the OTS related to Bancorp were transferred to the Board of Governors of the Federal Reserve System (“Federal Reserve” or “FRB”).  The Bank’s supervisory agreement was replaced by a formal agreement dated April 13, 2013 with the OCC.  On October 15, 2015, the Bank was notified by the OCC that its agreement was terminated.  Bancorp’s supervisory agreement was enforced by FRB.  On January 21, 2016, Bancorp was notified by the FRB that its agreement was terminated.

On April 23, 2013, the Bank was notified by the OCC that the OCC established minimum capital ratios for the Bank requiring it to immediately maintain a Tier I Leverage Capital Ratio to Adjusted Total Assets of at least 10% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 15%.  On October 15, 2015, the Bank was notified by the OCC that these additional minimum capital ratios were no longer required.

As of December 31, 2015, Bancorp had total assets of $762,079,000, total deposits of $523,771,000, and total stockholders’ equity of $86,456,000. Bancorp’s net income for the year ended December 31, 2015 was $4,535,000.  For more information, see “Item 6. Selected Financial Data.”

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

Business of the Bank

The Bank was organized in 1946 in Baltimore, Maryland as Pompei Permanent Building and Loan Association.  It relocated to Annapolis, Maryland in 1980 and its name was changed to Severn Savings Association.  Subsequently, the Bank obtained a federal charter and changed its name to Severn Savings Bank, FSB.  The Bank operates four full-service branch offices and one administrative office.  The Bank operates as a federally chartered savings bank whose principal business is attracting deposits from the general public and investing those funds in mortgage and commercial loans.   The Bank also uses advances, or loans, from the Federal Home Loan Bank of Atlanta, (“FHLB-Atlanta”) to fund its lending activities.  The Bank provides a wide range of personal and commercial banking services. Personal services include mortgage lending and various other lending services as well as checking, savings, money market, time deposit and individual retirement accounts. Commercial services include commercial secured and unsecured lending services as well as business internet banking, corporate cash management services and deposit services.  The Bank also provides safe deposit boxes, ATMs, debit cards, and personal internet banking including on-line bill pay, mortgage lending, and telephone banking, among other products and services.

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

For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Bancorp’s interest income and expense during the fiscal years ended December 31, 2015 and 2014, refer to Item 6, “Selected Financial Data - Rate Volume Table”.

Market Area

The Bank’s market area is primarily Anne Arundel County, Maryland and nearby areas, due to its four branch locations, all being located in Anne Arundel County.

The Bank continues to expand its business relationship banking department by focusing on the needs of the business community in Anne Arundel County, Maryland.  In addition, the Bank increased its offerings to businesses and consumers, including additional commercial lending products, business internet banking, and an expanded line of consumer deposit products.  The Bank has traditionally focused its lending activities on first mortgage loans secured by real estate for the purpose of purchasing, refinancing, developing and constructing one-to-four family residences and commercial properties in and near Anne Arundel County, Maryland. The demand for first mortgage lending has increased in 2015, as the Bank continues to be a leading mortgage lender in its market area in 2015.  The Bank participates in the secondary market and sells loans it originates either with mortgage servicing rights released or retained.

Supervisory and Formal Agreements

On November 23, 2009, Bancorp and the Bank each entered into a supervisory agreement with the OTS.

Bancorp’s agreement generally prohibited Bancorp from paying dividends or distributions, or incurring debt, without the prior approval of the FRB.  As a result of the Dodd-Frank Act, Bancorp’s supervisory agreement was enforced by the FRB.  However, on January 21, 2016, Bancorp was notified by the FRB that its supervisory agreement was terminated.

The Bank’s supervisory agreement was replaced by a formal agreement dated April 23, 2013 with the OCC.  The formal agreement primarily addressed issues identified in the OCC’s report and examination of the Bank’s operations and financial condition in 2012 and prescribed certain corrective actions that the Bank must take.  Additionally, on April 23, 2013, the Bank was notified by the OCC that the OCC established certain individual minimum capital ratios for the Bank. However, on October 15, 2015, the Bank was notified by the OCC that its formal agreement was terminated and that the additional minimum capital ratios were no longer required.

Loan Portfolio Composition

The following table sets forth the composition of Bancorp’s loan portfolios by type of loan at the dates indicated.  The table includes a reconciliation of total net loans receivable, including loans held for sale, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowances for losses on loans as of December 31:

	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Residential mortgage	$285,930	45.00%	$309,461	44.91%	$258,919	39.56%	$269,405	38.60%	$295,876	39.78%
Construction, land acquisition and development	77,478	12.19%	84,325	12.24%	75,539	11.54%	71,523	10.25%	99,122	13.32%
Land	28,677	4.51%	30,426	4.42%	34,429	5.26%	50,900	7.29%	59,649	8.02%
Lines of credit	20,188	3.18%	19,251	2.79%	21,598	3.30%	31,428	4.50%	34,278	4.61%
Commercial real estate	174,912	27.53%	198,539	28.81%	220,160	33.64%	222,038	31.81%	203,010	27.29%
Commercial non-real estate	9,296	1.46%	10,167	1.47%	8,583	1.31%	6,120	0.88%	5,599	0.75%
Home equity	24,529	3.86%	28,750	4.17%	30,339	4.64%	34,609	4.96%	41,309	5.56%
Consumer	1,224	0.19%	1,040	0.15%	1,185	0.18%	858	0.12%	897	0.12%
Loans held for sale	13,203	2.08%	7,165	1.04%	3,726	0.57%	11,116	1.59%	4,128	0.55%

Total gross loans	635,437	100.00%	689,124	100.00%	654,478	100.00%	697,997	100.00%	743,868	100.00%

Deferred loan origination fees and costs, net	(2,719)		(2,480)		(2,131)		(2,047)		(2,485)

Loans in process	(21,101)		(36,162)		(34,069)		(15,647)		(18,014)

Allowance for loan losses	(8,758)		(9,435)		(11,739)		(17,478)		(25,938)

Total loans net	$602,859		$641,047		$606,539		$662,825		$697,431

Lending Activities

General

The Bank originates mortgage loans of all types, including residential, residential-construction, commercial-construction, commercial, land and residential lot loans.  The Bank also originates non-mortgage loans, which include consumer, business and commercial loans.  These loans constitute a small part of the Bank’s portfolio.

The Bank originated and funded $282,828,000 and $232,781,000 of loans for the years ended December 31, 2015 and 2014, respectively.

Loan Origination Procedures

The following table contains information on the activity of the Bank’s loans held for sale and its loans held for investment in its portfolio:

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Held for Sale:
Beginning balance	$7,165	$3,726	$11,116
Originations	163,347	93,999	116,788
Net sales	(157,309)	(90,560)	(124,178)

Ending balance	$13,203	$7,165	$3,726

Held for investment:
Beginning balance	$681,959	$650,752	$686,881
Originations and purchases	119,481	138,782	132,245
Transfers to foreclosed real estate	(2,234)	(847)	(10,341)
Repayments/payoffs	(176,972)	(106,728)	(109,381)
Bulk loan sales	-	-	(48,652)

Ending balance	$622,234	$681,959	$650,752

The Bank originates residential mortgage loans that are to be held in the Bank’s loan portfolio as well as loans that are intended for sale in the secondary market.  Loans sold in the secondary market are primarily sold to investors with which the Bank maintains a correspondent relationship.  These loans are made in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market, and are approved either by the Bank’s underwriter or the correspondent’s underwriter.  Loans considered for the Bank’s portfolio with borrowers that have lending relationships less than $500,000 are approved by any of the Bank’s Officers, which includes the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, the Chief Credit Officer and the Chief Lending Officer.  Loans considered for the Bank’s portfolio with borrowers that have lending relationships of $500,000 or greater are approved by the Bank’s Directors Loan Committee.  Meetings of the Directors Loan Committee are open to attendance by any member of the Bank’s Board of Directors who wishes to attend.  The loan committee reports to and consults with the Board of Directors in interpreting and applying the Bank’s lending policy.  Single loans greater than $2,000,000, or loans to one borrower aggregating more than $4,000,000, up to $16,944,000 (the maximum amount of loans to one borrower as of December 31, 2015), must also have Board of Directors’ approval.

Loans that are sold are typically long-term (15 or more years) loans with fixed interest rates eligible for resale in the secondary market.  Loans retained for Bancorp’s portfolio typically include construction loans, commercial loans and loans that periodically reprice or mature prior to the end of an amortized term.  Loans are sold with either servicing released or retained by the Bank.  As of December 31, 2015, the Bank was servicing $20,454,000 in loans for Federal Home Loan Mortgage Corporation (“FHLMC”), $44,366,000 in loans for Federal National Mortgage Association (“FNMA”) and $11,640,000 in loans for other investors.

The following table contains information, as of December 31, 2015, on the percentage of fixed-rate single-family loans serviced for others by the Bank, by interest rate category.

Interest rate range	Percentage of Portfolio
Less than 5.00%	92.4%
5.00 – 6.00%	7.4%
6.01 – 7.00%	0.1%
7.01 – 8.00%	0.0%
Over 8.00%	0.1%
100.0%

The Bank’s mortgage loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  The authority of the Directors Loan Committee to approve loans is established by the Board of Directors and currently is commensurate with the Bank’s limitation on loans to one borrower.  The Bank’s maximum amount of loans to one borrower currently is equal to 15% of the Bank’s unimpaired capital, or $16,944,000 as of December 31, 2015.  Loans greater than this amount require participation by one or more additional lenders.  Letters of credit are subject to the same limitations as direct loans.  The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate.  The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

Residential Mortgage Loans

At December 31, 2015, Bancorp’s residential mortgage loan portfolio totaled $285,930,000, or 45.0% of Bancorp’s loan portfolio.  All of Bancorp’s residential mortgage loans are secured by one to four family residential properties.

Commercial Real Estate Loans

At December 31, 2015, Bancorp’s commercial real estate loan portfolio totaled $174,912,000, or 27.5% of Bancorp’s loan portfolio.  All of Bancorp’s commercial real estate loans are secured by improved property such as office buildings, retail strip shopping centers, industrial condominium units and other small businesses, most of which are located in the Bank’s primary lending area.  The largest commercial real estate loan outstanding at December 31, 2015 was a $7,945,000 loan secured by a commercial property in Edgewater, Maryland.  This loan has consistently performed in accordance with the terms of the debt instrument.

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

Construction and Land Acquisition and Development Loans

The Bank originates loans to finance the construction of one-to-four family dwellings, and to a lesser extent, commercial real estate.  It also originates loans for the acquisition and development of unimproved property to be used for residential and/or commercial purposes in cases where the Bank is to provide the construction funds to improve the properties.  As of December 31, 2015, Bancorp had 90 construction loans outstanding in the gross aggregate amount of $77,478,000, representing 12.2% of its loan portfolio.  Included in that total were commitments to advance an additional $21,101,000.

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

Land and Residential Building Lots

Land loans include loans to developers for the development of residential subdivisions and loans on unimproved lots primarily to individuals.  At December 31, 2015, Bancorp had outstanding land and residential building lot loans totaling $28,677,000, or 4.5% of the total loan portfolio.  The largest of these loans is for $4,800,000, is secured by residential lots in Severn, Maryland, and has performed in accordance with the terms of the debt instrument.  Land development loans typically are short-term loans; the duration of these loans is typically not greater than three years.  The interest rate on land loans is generally at least 1% or 2% over the prime rate.   The loan-to-value ratio generally does not exceed 75% at the time of loan origination. Land and residential building lot loans typically are made to customers of the Bank and developers and contractors with whom the Bank has had previous lending experience.  In addition to the customary requirements for these types of loans, the Bank may also require a satisfactory Phase I environmental study and feasibility study to determine the profit potential of the development.

Lines of Credit and Commercial Non-Real Estate Loans

The Bank also offers other business and commercial loans.  These are loans to businesses are typically lines of credit or other loans that are not secured by real estate, although equipment, securities, or other collateral may secure them.  They typically are offered to customers with long-standing relationships with the Bank.  At December 31, 2015, $29,484,000, or 4.6%, of the loan portfolio consisted of lines of credit and other commercial loans.

Home Equity and Other Consumer Loans

The Bank also offers other loans to consumers, including home equity loans, home equity lines of credit and other consumer loans.  At December 31, 2015, $25,753,000, or 4.1% of the loan portfolio consisted of these loans.

Loan Portfolio Cash Flows

The following table sets forth the estimated maturity of Bancorp’s loan portfolios by type of loan at December 31, 2015.  The estimated maturity reflects contractual terms at December 31, 2015.  Contractual principal repayments of loans do not necessarily reflect the actual life of the Bank’s loan portfolios.  The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of “due on sale” clauses.  The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Due Within one year or less	Due after 1 through 5 years	Due after 5 years	Total
	(dollars in thousands)
Residential mortgage*	$23,140	$27,994	$247,999	$299,133	*
Construction, land acquisition and development	63,921	13,557	-	77,478
Land	12,810	5,715	10,152	28,677
Lines of credit	12,563	7,476	149	20,188
Commercial real estate	13,984	46,897	114,031	174,912
Commercial, non-real estate	160	2,550	6,586	9,296
Home equity	-	-	24,529	24,529
Consumer	29	986	209	1,224
Total	$126,607	$105,175	$403,655	$635,437

*Includes loans categorized as held for sale.

The following table contains certain information as of  December 31, 2015 relating to the loan portfolio of Bancorp with the dollar amounts of loans due after one year that have fixed and floating rates.  All loans are shown maturing based upon contractual maturities and include scheduled payments but not possible prepayments.

	Fixed	Floating	Total
	(dollars in thousands)
Residential mortgage*	$121,240	$154,753	$275,993	*
Construction, land acquisition and development	6,492	7,065	13,557
Land	4,868	10,999	15,867
Lines of credit	-	7,625	7,625
Commercial real estate	61,989	98,939	160,928
Commercial, non-real estate	5,730	3,406	9,136
Home equity	-	24,529	24,529
Consumer	1,195	-	1,195
Total	$201,514	$307,316	$508,830

*Includes loans categorized as held for sale.

Loans to One Borrower

Under regulatory guidelines, the aggregate amount of loans that the Bank may make to one borrower was $16,944,000 at December 31, 2015, which is 15% of the Bank’s unimpaired capital and unimpaired surplus.  The Bank’s three largest loans at December 31, 2015 were a $7,945,000 loan secured by a commercial property located in Edgewater, Maryland, a $5,092,000 loan secured by commercial property in Columbia, Maryland and a $4,800,000 loan secured by residential property located in Severn, Maryland.  All three loans are performing as agreed.

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

The Bank’s mortgage loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  Loans considered for the Bank’s portfolio with borrowers that have lending relationships less than $500,000 are approved by any of the Bank’s Officers, which includes the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, the Chief Credit Officer and the Chief Lending Officer.  Loans considered for the Bank’s portfolio with borrowers that have lending relationships of $500,000 or greater are approved by the Bank’s Directors Loan Committee.  Meetings of the Directors’ Loan Committee are open to attendance by any member of the Bank’s Board of Directors who wishes to attend.  The loan committee reports to and consults with the Board of Directors in interpreting and applying the Bank’s lending policy.  Single loans greater than $2,000,000, or loans to one borrower aggregating more than $4,000,000, up to $16,944,000 (the maximum amount of loans to one borrower as of December 31, 2015), must also have Board of Directors’ approval. The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate. The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

The Bank discontinues the accrual of interest on loans 90 days or more past due, at which time all previously accrued but uncollected interest is deducted from income.  $585,000 in interest income would have been recorded for the year ended December 31, 2015 if the loans had been current in accordance with their original terms and had been outstanding throughout the year ended December 31, 2015 or since their origination (if held for only part of the fiscal year).  For the year ended December 31, 2015, $455,000 in interest income on such loans was actually included in net income.  The following table sets forth information as to non-accrual loans and other non-performing assets.

	At December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Residential mortgage	$3,191	$6,052	$6,802	$14,436	$8,912
Construction, land acquisition and development	244	115	814	8,564	10,997
Land	277	847	183	4,688	6,813
Lines of credit	483	388	304	1,877	2,019
Commercial real estate	2,681	652	1,155	5,793	2,140
Commercial non-real estate	-	1,775	-	111	5
Home Equity	2,098	3,016	1,777	2,000	343
Consumer	-	-	-	26	203
Total non-accrual loans	$8,974	$12,845	$11,035	$37,495	$31,432
Accruing loans greater than 90 days past due	$-	$-	$-	$-	$-
Foreclosed real-estate	$1,744	$1,947	$8,972	$11,441	$19,932
Total non-performing assets	$10,718	$14,792	$20,007	$48,936	$51,364
Nonaccrual troubled debt restructures (included above)	$1,329	$2,641	$2,091	$5,635	$19,351
Accruing troubled debt restructurings	$24,386	$27,724	$34,827	$56,448	$40,424
Total non-accrual loans to net loans	1.5%	2.0%	1.8%	5.8%	4.5%
Allowance for loan losses to total non-performing loans, including loans contractually past due 90 days or more	97.6%	73.5%	106.4%	46.6%	82.5%
Total non-accrual and accruing loans greater than 90 days past due to total assets	1.2%	1.7%	1.4%	4.4%	3.5%
Total non-performing assets to total assets	1.4%	1.9%	2.5%	5.7%	5.7%

Included in non-accrual residential mortgage loans at December 31, 2015, were seventeen loans totaling $2,891,000 to consumers and two loans totaling $300,000 to builders.  Included in non-accrual land loans at December 31, 2015 were three loans totaling $277,000.

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

Total classified loans decreased $13,988,000 to $13,873,000 at December 31, 2015 from $27,861,000 at December 31, 2014 primarily due to an improving economy.  All of these loans were classified as substandard.   The allowance for loan losses as of December 31, 2015 was $8,758,000, which was 1.4% of gross loans receivable and 97.6% of total non-performing loans.

[see table on following page]

The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans (excluding loans held for sale) as of December 31,

	2015		2014		2013		2012		2011
	Allowance Amount	Percentage of Loans in each Category to Total Loans	Allowance Amount	Percentage of Loans in each Category to Total Loans	Allowance Amount	Percentage of Loans in each Category to Total Loans	Allowance Amount	Percentage of Loans in each Category to Total Loans	Allowance Amount	Percentage of Loans in each Category to Total Loans
	(dollars in thousands)
Residential mortgage	$4,188	45.95%	$4,664	45.38%	$6,291	39.79%	$8,418	39.22%	$12,303	40.00%
Construction, land acquisition and development	446	12.45%	362	12.37%	414	11.61%	2,120	10.41%	3,916	13.40%
Land	510	4.61%	646	4.46%	1,346	5.29%	2,245	7.41%	2,405	8.06%
Lines of credit	57	3.24%	12	2.82%	36	3.32%	87	4.57%	725	4.63%
Commercial real estate	2,792	28.11%	2,504	29.11%	2,512	33.83%	3,295	32.33%	4,157	27.44%
Commercial non-real estate	234	1.50%	280	1.49%	135	1.32%	46	0.89%	169	0.76%
Home equity	528	3.94%	963	4.22%	1,003	4.66%	1,254	5.04%	2,257	5.58%
Consumer	3	0.20%	4	0.15%	2	0.18%	13	0.13%	6	0.13%
Total	$8,758	100.00%	$9,435	100.00%	$11,739	100.00%	$17,478	100.00%	$25,938	100.00%

The following table contains information with respect to Bancorp’s allowance for loan losses for the periods indicated:

	At of or for the Year Ended December 31
	2015	2014	2013	2012	2011
	(dollars in thousands)
Average loans outstanding, net*	$618,309	$622,935	$648,959	$692,831	$753,926
Total gross loans outstanding at end of period*	$635,437	$689,124	$654,478	$697,997	$743,868
Total net loans outstanding at end of period*	$602,859	$641,047	$606,539	$662,825	$697,431
Allowance balance at beginning of period*	$9,435	$11,739	$17,478	$25,938	$29,871

Provision for loan losses	(280)	831	16,520	765	4,612
Actual charge-offs
Residential real estate	454	844	7,919	4,299	4,421
Construction, land acquisition and development	-	63	2,439	1,395	1,503
Land	-	-	4,529	1,624	1,054
Lines of credit	-	1,324	521	182	-
Commercial real estate	80	92	8,343	416	811
Commercial non-real estate	154	1,410	687	20	-
Home Equity	834	261	809	1,407	39
Consumer	-	-	46	10	717
Total charge-offs	1,522	3,994	25,293	9,353	8,545
Recoveries
Residential real estate	629	306	1,034	18	-
Construction, land acquisition and development	-	-	66	-	-
Land	49	349	1,773	-	-
Lines of credit	235	15	60	-	-
Commercial real estate	-	25	54	-	-
Commercial non-real estate	49	159	8	110	-
Home Equity	163	-	15	-	-
Consumer	-	5	24	-	-
Total recoveries	1,125	859	3,034	128	-
Net charge offs	397	3,135	22,259	9,225	8,545

Allowance balance at end of period	$8,758	$9,435	$11,739	$17,478	$25,938
Net charge-offs as a percent of average loans*	0.06%	0.50%	3.43%	1.33%	1.13%
Allowance for loan losses to total gross loans at end of period*	1.38%	1.37%	1.79%	2.50%	3.49%
Allowance for loan losses to net loans at end of period*	1.45%	1.47%	1.94%	2.64%	3.72%

*Includes held for sale loans.

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

The amortized cost of the Bank’s investment securities held to maturity as of the dates indicated, are presented in the following table:

	At December 31,
	2015	2014	2013
	(dollars in thousands)
US Treasury securities	$21,057	$27,140	$31,235
US Agency securities	20,011	17,044	11,123
US Government sponsored mortgage-backed securities	35,065	15,432	2,303

Total Investment Securities Held to Maturity	$76,133	$59,616	$44,661

Investment Scheduled Maturity Table

As of December 31, 2015

	One Year or Less		More than One to Five Years		More than Five to Ten Years		More than Ten Years		Total Investment Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(dollars in thousands)

US Treasury securities	$9,047	1.65%	$12,010	1.77%	$-	-	$-	-	$21,057	1.72%	$21,325
US Agency securities	2,013	0.87%	16,043	1.39%	1,955	3.15%	-	-	20,011	1.51%	20,074
US Government sponsored mortgage-backed securities*	44	0.54%	20,716	1.86%	14,305	2.25%	-	-	35,065	2.02%	34,911
Total securities	$11,104	1.50%	$48,769	1.68%	$16,260	2.36%	-	-	$76,133	1.80%	$76,310

* The amortized cost of mortgage-backed securities as of December 31, 2015, by contractual maturity, is shown above.  Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

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

Deposits in the Bank as of December 31, 2015, 2014 and 2013 consisted of savings programs described below:

	2015	2014	2013
	(dollars in thousands)

NOW accounts	$56,096	$54,827	$40,067
Money market accounts	47,690	39,579	38,619
Passbooks	111,992	126,062	164,504
Certificates of deposit	277,778	298,489	301,355
Non-interest bearing accounts	30,215	24,857	26,704

Total deposits	$523,771	$543,814	$571,249

The following table contains information pertaining to the certificates of deposit held by the Bank with a minimum denomination of $100,000 as of December 31, 2015.

Jumbo Certificates of Deposit
Time Remaining Until Maturity	(dollars in thousands)
Less than three months	$21,635
3 months to 6 months	21,721
6 months to 12 months	39,510
Greater than 12 months	53,111
Total	$135,977

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

Management believes that funds available through short-term borrowings and asset maturities are adequate to meet all anticipated needs for the next twelve months, and management is continually monitoring the Bank’s liquidity position to meet projected needs.

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

Borrowings

The Bank’s credit availability under the FHLB of Atlanta’s credit availability program was $192,672,000 at December 31, 2015.  The Bank’s credit availability is based on the level of collateral pledged up to 25% of total assets. The Bank, from time to time, utilizes the line of credit when interest rates under the line are more favorable than obtaining deposits from the public.  There were no short-term borrowings with the FHLB of Atlanta at December 31, 2015.

Employees

As of December 31, 2015, Bancorp and its subsidiaries had approximately 152 full-time equivalent employees.    Bancorp’s employees are not represented by any collective bargaining group.

Hyatt Commercial

Hyatt Commercial is a subsidiary of the bank and is a real estate brokerage company specializing in commercial real estate sales, leasing and property management.

SBI Mortgage Company

SBI Mortgage Company (“SBI”) is a subsidiary of Bancorp that has engaged in the origination of mortgages not suitable for the Bank.  It owns subsidiary companies that purchase real estate for investment purposes.  As of December 31, 2015, SBI had $1,444,000 in outstanding mortgage loans and it had $479,000 invested in subsidiaries, which funds were held in cash, pending potential acquisition of investment real estate.

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

Pursuant to the Dodd-Frank Act, effective July 21, 2011, the OTS, which was the primary federal regulator for Bancorp and the Bank, was abolished and replaced by the FRB with respect to savings and loan holding companies and their non-depository institution subsidiaries, including Bancorp, and was replaced by the OCC with respect to federal savings associations, including the Bank.

The Dodd-Frank Act required federal banking regulators to implement new capital requirements.  See “Regulatory Capital Requirements” below.

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

The Dodd-Frank Act weakened the federal preemption rules applicable to national banks and federal savings associations, allowing federal law to preempt state consumer protection law only where state law (i) would have a discriminatory effect on federal savings associations, (ii) would prevent or significantly interfere with the exercise by a federal savings association of its powers or (iii) is preempted by other federal law.  The OCC has the authority to make preemption determinations and must make each determination on a case by case basis.

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

Federal banking agencies adopted regulations implementing the provisions of the Dodd-Frank Act known as the “Volcker Rule.”  The Volcker Rule attempts to reduce risk and banking system instability by restricting U.S. banks and affiliated companies from investing in or engaging in proprietary trading and speculation and imposing a strict framework to justify exemptions for underwriting, market making and hedging activities.  It also imposes limits on banking entities’ investments in, and other relationships with, hedge funds and private equity funds.  The regulations became effective on April 1, 2014 with full compliance being phased in through July 21, 2015, except that with respect to certain investments and relationships that were in place prior to December 31, 2013, the compliance period has been extended to July 21, 2016.

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

Activities Restriction Test.  As a unitary savings and loan holding company, Bancorp generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender (“QTL”) test (see “Qualified Thrift Lender Test” below).  If the Bank failed to meet the QTL test, then Bancorp would become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the Bank qualified as a QTL within one year thereafter, Bancorp would be required to register as, and would become subject to the restrictions applicable to, a bank holding company. Additionally, if Bancorp acquired control of another savings association, either through merger or other combination with the Bank, other than in a supervisory acquisition where the acquired association also met the QTL test, Bancorp would thereupon become a multiple savings and loan holding company and thereafter be subject to further restrictions on its activities.  Bancorp presently intends to continue to operate as a unitary savings and loan holding company.

Regulatory Capital Requirements.  Under amended capital regulations adopted pursuant to the Dodd-Frank Act, savings and loan holding companies became subject to the new regulatory capital requirements.  However, in May 2015, amendments to the FRB’s small bank holding company policy statement (the “SBHC Policy”) became effective. The amendments made the SBHC Policy applicable to savings and loan holding companies, such as Bancorp, and increased the asset threshold to qualify to be subject to the provisions of the SBHC Policy from $500 million to $1.0 billion. Savings and loan holding companies that have total assets of $1.0 billion or less are subject to the SBHC Policy and are not required to comply with the regulatory capital requirements described below provided that such holding company (i) is not engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) does not conduct significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; and (iii) does not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the Securities and Exchange Commission.   The FRB may in its discretion exclude any savings and loan holding company, regardless of asset size, from the SBHB Policy if such action is warranted for supervisory purposes.   The exemption continues until Bancorp’s total assets exceed $1.0 billion, does not meet the other requirements discussed above or the FRB deems it to be warranted for supervisory purposes.

Certain of the savings and loan holding company capital requirements promulgated by the FRB in 2013 became effective as of January 1, 2015. Those requirements establish the following four minimum capital ratios that savings and loan holding companies not subject to the SBHC Policy must comply with as of that date: (i) a common equity tier 1 capital to total risk-weighted assets ratio of 4.5%; (ii) a tier 1 capital to total risk-weighted assets ratio of 6.0% (up from 4%); (iii) a total capital to total risk-weighted assets ratio of 8%; and (iv) a tier 1 capital to total assets leverage ratio of 4%.  For more information, see “Regulatory Capital Requirements” under “Regulation of the Bank” below.

Restrictions on Acquisitions.  Except under limited circumstances, savings and loan holding companies, such as Bancorp, are prohibited from (i) acquiring, without approval of the FRB, control of a savings association or a savings and loan holding company or all or substantially all of the assets of any such association or holding company (ii) acquiring, without prior approval of the FRB, more than 5% of the voting shares of a savings association or a holding company which is not a subsidiary thereof or (iii) acquiring control of an uninsured institution, or retaining, for more than one year after the date of any savings association becomes uninsured, control of such association.  In evaluating proposed acquisitions of savings institutions by holding companies, the FRB considers the financial and managerial resources and future prospects of the holding company and the target institution, the effect of the acquisition on the risk to the DIF, the convenience and the needs of the community and competitive factors.

No director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company, without written approval of the FRB. Certain individuals, including Alan J. Hyatt, Louis Hyatt, and Melvin Hyatt, and their respective spouses (“Applicants”), filed an Application for Notice of Change In Control (“Notice”) in April 2001 pursuant to 12 CFR Section 574.3(b).  The Notice permitted the Applicants to acquire up to 32.32% of Bancorp’s issued and outstanding shares of stock of Bancorp by April 16, 2002.  The OTS approved requests by the Applicants to extend the time to consummate such acquisition of shares to December 16, 2011. The Applicants currently own approximately 29.86% of the total outstanding shares of Bancorp as of December 31, 2015.

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

Regulatory Capital Requirements. On July 9, 2013, the federal banking agencies approved amendments to their regulatory capital rules to conform U.S. regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the international accord referred to as “Basel III” and to implement certain provisions of the Dodd-Frank Act.  The revisions established a new capital measure, “common equity tier 1 capital” as well as new higher capital ratio requirements, narrowed the definitions of capital, imposed new operating restrictions on banking organizations with insufficient capital buffers and increased the risk weighting of certain assets.  The new requirements apply to all banks and savings associations and bank holding companies and savings and loan holding companies (other than bank or savings and loan holding companies that have less than $1.0 billion in assets and otherwise qualify under the SBHB Policy).  The rules became effective in January 2014 for institutions with assets over $250 billion and internationally active institutions and became effective in January 2015 for all other institutions, including the Bank.

Under the amended regulations, the Bank is required to meet minimum levels of regulatory capital, including: (i) the new common equity tier 1 capital to total risk-weighted assets ratio of 4.5%; (ii) a tier 1 capital to total risk-weighted assets ratio of 6.0% (up from 4%); (iii) a total capital to total risk-weighted assets ratio of 8%; (iv) a tier 1 capital to total assets leverage ratio of 4%; and (v) a tangible capital, measured as core capital (tier 1 capital), to average total assets ratio of 1.5%.

Common equity tier 1 capital generally consists of common stock and related surplus, retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries, reduced by goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities.

Tier 1 Capital means the sum of common equity tier 1 capital and additional tier 1 capital. Additional tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Under the amendments, cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury Department under the TARP Capital Purchase Program or the Small Business Lending Fund) no longer qualifies as additional tier 1 capital.  Trust preferred securities and other non-qualifying capital instruments issued prior to May 19, 2010 by bank and savings and loan holding companies with less than $15 billion in assets as of December 31, 2009 or by mutual holding companies may continue to be included in tier 1 capital but will be phased out over 10 years beginning in 2016 for all other banking organizations.

Total Capital includes tier 1 capital and tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock, and subordinated debt.

Tangible Capital means the amount of core capital (tier 1 capital), plus the amount of outstanding perpetual preferred stock (including related surplus) not included in tier 1 capital.

Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, and residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien residential mortgages, a risk weight of 100% is assigned to first lien residential mortgages not qualifying under the prudently underwritten standards as well as commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans, a risk weight of 250% is assigned to certain mortgage serving rights, and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to higher capital requirements, the amended regulations provide that depository institutions and their holding companies are required to maintain a common equity tier 1 Capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases or for the payment of discretionary bonuses to senior executive management.  The capital conservation buffer requirement will be phased in over four years beginning on January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.    The capital conservation buffer requirement effectively raises the minimum required risk-based capital ratios to 7% common equity tier 1 capital, 8.5% tier 1 capital and 10.5% total capital on a fully phased-in basis.

The amendments also revise the prompt corrective action framework discussed below by incorporating the common equity tier 1 capital requirement and raising the capital requirements for certain capital categories.  See “Prompt Corrective Action” below.

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

As shown below, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2015 and 2014.

	Actual		Required For Capital Adequacy Purposes				Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount		%		Amount		%
	(dollars in thousands)
December 31, 2015
Tangible (1)	$112,959	14.8%	$11,423		1.50%		N/	A	N/	A
Tier 1 capital (2)	112,959	19.6%	34,626		6.00%		$46,168		8.00%
Common Equity Tier 1(2) )	112,959	19.6%	25,970		4.50%		37,512		6.50%
Leverage (1)	112,959	14.8%	30,461		4.00%		38,076		5.00%
Total (2)	120,193	20.8%	46,168		8.00%		57,710		10.00%

December 31, 2014
Tangible (1)	$106,916	13.8%	$11,590		1.50%		N/	A	N/	A
Tier 1 capital (2)	106,916	19.4%	N/	A	N/	A	$33,081		6.00%
Leverage (1)	106,916	13.8%	30,906		4.00%		38,633		5.00%
Total (2)	113,848	20.6%	44,108		8.00%		55,135		10.00%

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

Prompt Corrective Action.  Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings associations.  The regulations were amended to incorporate the previously described amendments to regulatory capital standards that were effective January 1, 2015. For this purpose, a savings association is placed into one of the following five categories dependent on their respective capital ratios:

•	An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a common equity tier 1 risk-based capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater.
•	An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater, a common equity tier 1 risk-based capital ratio of 4.5% or greater and a leverage ratio of 4.0% or greater.
•	An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a tier 1 risk-based capital ratio of less than 6.0%, a common equity tier 1 risk-based capital ratio of less than 4.5% or a leverage ratio of less than 4.0%.
•	An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a tier 1 risk-based capital ratio of less than 4.0%, a common equity tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%.
•	An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

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

As of December 31, 2015, the Bank met the capital requirements of a “well capitalized” institution under applicable OCC regulations.

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

All FDIC-insured depository institutions pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board.  The bonds, commonly referred to as Financing Corporation (“FICO”) bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation.  For the quarter ended September 30, 2011, the annualized FICO assessment rate equaled 1.0 basis point for each $100 in domestic deposits maintained at an institution.  Beginning with the fourth quarter of 2011, the FICO assessment was based on total assets less tangible capital instead of deposits. The payment made in the fourth quarter of 2015 was based on a FICO assessment rate of 0.60 basis points and the first quarter of 2016 FICO assessment rate payment was 0.58 basis points.  FICO assessments will continue until the bonds mature in 2017 through 2019.

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

At December 31, 2015, the Bank’s loans-to-one-borrower limit was $16,944,000 based upon the 15% of unimpaired capital and surplus measurement.  At December 31, 2015, the Bank’s three largest loans were a $7,945,000 loan secured by commercial property in Edgewater, Maryland, a $5,092,000 loan secured by commercial property in Columbia, Maryland and a $4,800,000 loan secured by residential property located in Severn, Maryland.  These loans were performing in accordance with their terms.

Qualified Thrift Lender Test. Savings associations must meet a QTL test, which may be met either by maintaining, on average, at least 65% of its portfolio assets in qualified thrift investments in at least nine of the most recent twelve month period, or meeting the definition of a “domestic building and loan association” as defined in the Code.  “Portfolio Assets” generally means total assets of a savings institution, less the sum of (i) specified liquid assets up to 20% of total assets, (ii) goodwill and other intangible assets, and (iii) the value of property used in the conduct of the savings association’s business.  Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage‑related securities.  Associations that fail to meet the QTL test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2015, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

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

The OCC regulations require a savings association to file an application for approval of a capital distribution if:

•	the association is not eligible for expedited treatment of its filings with the OCC;
•	the total amount of all of capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds its net income for that year to date plus retained net income for the preceding two years;
•	the association would not be at least adequately capitalized, as determined under the capital requirements described above under “Prompt Corrective Action,” following the distribution; or
•	the proposed capital distribution would violate any applicable statute, regulation, or regulatory agreement or condition.

In addition, a savings association must give the OCC notice of a capital distribution if the savings association is not required to file an application, but:

•	would not be well capitalized, as determined under the capital requirements described above under “Prompt Corrective Action,” following the distribution;
•	the proposed capital distribution would reduce the amount of or retire any part of the savings association's common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital, other than regular payments required under a debt instrument; or
•
the savings association is a subsidiary of a savings and loan holding company, is filing a notice of the distribution with the FRB and is not otherwise required to file an application or notice regarding the proposed distribution with the OCC, in which case an information copy of the notice filed by the holding company with the FRB needs to be simultaneously provided to the OCC.

Further, any savings association subsidiary of a savings and loan holding company also must file a notice with the FRB of any proposed dividend or distribution.

The application or notice, as applicable, must be filed with the regulators at least 30 days before the proposed declaration of dividend or approval of the proposed capital distribution by its board of directors.

The OCC or FRB may prohibit a proposed dividend or capital distribution that would otherwise be permitted if it determines that:

•
following the distribution, the savings association will be undercapitalized, significantly undercapitalized, or critically undercapitalized, as determined under the capital requirements described above under “Prompt Corrective Action;

•	the proposed distribution raises safety or soundness concerns; or
•	the proposed capital distribution would violate any applicable statute, regulation or regulatory agreement or condition.

In addition, as noted above, beginning in 2016, if the Bank does not have the required capital conservation buffer under the amended capital rules, its ability to pay dividends to Bancorp will be limited.

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

Community Reinvestment Act and the Fair Lending Laws.  Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OCC, other federal regulatory agencies as well as the Department of Justice taking enforcement actions.  Based on an examination conducted June 30, 2015, the Bank received a satisfactory rating.

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

 Under the capital plan of the FHLB-Atlanta as of December 31, 2015, the Bank was required to own at least $5,583,000 of the capital stock of the FHLB-Atlanta.  As of such date, the Bank owned $5,626,000 of the capital stock of the FHLB-Atlanta and was in compliance with the capital plan requirements.

Federal Reserve System.  The FRB requires all depository institutions to maintain non‑interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non‑personal time deposits.  For transaction accounts in 2016, the first $15.2 million, up from $14.5 million in 2015, will be exempt from reserve requirements.  A 3 percent reserve ratio will be assessed on transaction accounts over $15.2 million up to and including $110.2 million, up from $103.6 million in 2015.  A 10 percent reserve ratio will be assessed on transaction accounts in excess of $110.2 million.  At December 31, 2015, the Bank was in compliance with the reserve requirements.

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

Negative developments in the financial services industry from 2008 into 2015 have resulted in uncertainty in the financial markets in general and a related general economic downturn globally.  While we are beginning to experience modest improvement in performance, we may experience negative conditions in 2016.  In addition, as a consequence of the recent United States recession, business activity across a wide range of industries face serious difficulties due to the decline in the housing market and lack of consumer spending. Although unemployment levels have fallen from the 2008-2009 recession, any downturn in the economy could cause unemployment rates to increase.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven.  Recovery by many businesses has been impaired by lower consumer spending.  A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  If the Federal Reserve Board continues to increase the federal funds rate, higher interest rates would likely result, which may reduce our loan originations, and housing markets and U.S. economic activity would be negatively affected.  Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our nonperforming and criticized and classified assets and a decline in demand for our products and services. These events could then result in further increases in loan loss provisions, costs associated with monitoring delinquent loans and disposing of foreclosed property, which could negatively affect our financial condition and results of operations.

We are operating in a challenging economic environment, including generally uncertain national and local market conditions.  Negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses.  If the economy does not continue to improve, or worsens, declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses and other factors, could have adverse effects on our borrowers, which could adversely affect our financial condition and results of operations.  For instance, because payments on loans secured by commercial real estate properties are often dependent upon the successful operation of management of the properties, repayment of these loans are subject to adverse conditions in the economy.  If consumer spending decreases, businesses located in commercial real estate property may close, reducing the rental income of the Bank’s borrower.  The reduction in rental income may result in the borrower being unable to make payments on the loan.  Any deterioration in economic conditions could drive losses beyond that which is provided for in our allowance for loan losses and could result in the following:

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

During the last few years, the Federal Reserve’s involvement in the purchase of U.S. government debt securities, commonly known as “quantitative easing,” has caused interest rates to be lower than they would have been without such involvement; however, quantitative easing ended in October 2014. Additionally, in December 2015, the FRB raised the target range for the federal funds rate for the first time since 2006 and indicated that further interest rate hikes may be undertaken.  As a result of the end of quantitative easing and the FRB actions, interest rates could rise, which could disrupt domestic and world markets and could adversely affect the value of our investment portfolio or our liquidity and results of operations.

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

Further downgrades of the U.S. credit rating, government spending cuts or another government shutdown could negatively impact our liquidity, financial conditions and earnings.

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

As of December 31, 2015, approximately 96% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate.  If real estate prices decline, the value of real estate collateral securing our loans will be reduced.   Our ability to recover defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to incur financial losses on defaulted loans.

In addition, approximately 44% of the book value of our loans consisted of construction, land acquisition and development loans, commercial real estate loans and land loans, which present additional risks described in “Item 1. Business - Construction Loans” of this Form 10-K.

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

At December 31, 2015 and December 31, 2014, our non-accrual loans (those loans 90 or more days in arrears) equaled $8,974,000 and $12,845,000, respectively. There were thirty-eight residential loans (including construction, land acquisition and development, land loans and home equity lines of credit) in non-accrual status totaling $5,810,000 and seven commercial loans in non-accrual status totaling $2,681,000 at December 31, 2015, compared to forty-eight residential loans in non-accrual status totaling $10,030,000, and eight commercial loans in non-accrual status totaling $2,427,000 at December 31, 2014.  For the years ended December 31, 2015 and December 31, 2014, there were $397,000 and $3,135,000 of net loan charge-offs, respectively.  At December 31, 2015, the total allowance for loan losses was $8,758,000, which was 1.45% of total net loans, compared with $9,435,000, which was 1.47% of total net loans, as of December 31, 2014.

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

Our operations are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities.  In particular, the monetary policies of the FRB have had a significant effect on the operating results of banks in the past, and are expected to continue to do so in the future.  Among the instruments of monetary policy used by the FRB to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits.  In December 2015, the FRB raised the target range for the federal funds rate for the first time since 2006 and indicated that further interest rate hikes may be undertaken. It is not possible to predict what changes, if any, will be made to the monetary polices of the FRB or to existing federal and state legislation or the effect that such changes may have on our future business and earnings prospects.

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

The Dodd-Frank Act may have a material impact on our operations.

The Dodd-Frank Act restructures the regulation of depository institutions.  Under the Dodd-Frank Act, the OTS was merged into the OCC, which regulates national banks.  Savings and loan holding companies are now regulated by the FRB.  Also, included was the creation of a new federal agency to administer consumer protection and fair lending laws, a function that was previously performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally charted depository institutions was reduced as well.  The Dodd-Frank Act imposed consolidated capital requirements on savings and loan holding companies effective for us in 2015, which limits our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth.  The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  The full impact of the Dodd-Frank Act on our business and operations may not be known for years until all regulations implementing the statute are written, adopted and implemented.  The Dodd-Frank Act may have a material impact on operations, particularly through increased regulatory burden and compliance costs.

Bancorp has become subject to more stringent capital requirements, which may have a material adverse effect on Bancorp’s operations.

In 2013, federal banking agencies adopted proposals that substantially amend the regulatory capital rules applicable to us and the Bank.  The amendments implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.  The amended rules establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets.  The amended rules became effective with respect to us and the Bank in January 2015, with certain requirements to be phased in beginning in 2016.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's best estimate of probable incurred losses within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management's continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations and other unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Bancorp has seen a significant decrease in TDR balances compared to 2012, due in part to the bulk loan sales that we undertook in the third and fourth quarters of 2013.  However, the TDR balances are still high compared to historical averages.

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

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Securities Exchange Act of 1934.  As a result, current and potential stockholders may lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business and stock price and could subject us to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting.  We are currently not required to include an opinion of our independent registered public accounting firm as to our internal controls because we are a “smaller reporting company” under SEC rules and, therefore, stockholders do not have the benefit of such an independent review of our internal controls.  Compliance with the requirements of Section 404 is expensive and time-consuming. If, in the future, we fail to complete this evaluation in a timely manner, or, if required, our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.  In addition, any failure to maintain an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business and stock price.

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

Bank regulations govern and limit the payment of dividends and capital distributions to stockholders and purchases or redemption by Bancorp of its stock.  In addition, Bancorp suspended its common stock dividend in the fourth quarter of 2009 to preserve its capital.  Although we expect to be able to resume our policy of quarterly dividend payments, this dividend policy will be reviewed in light of future earnings, bank regulations and other considerations.  No assurance can be given, therefore, that cash dividends on our common stock will be paid in the future.

Our Series A preferred stock, Series B preferred stock and 2035 Debentures contain restrictions on our ability to declare and pay dividends on, or repurchase our common stock.

Our ability to declare dividends on our common stock is limited by the terms of our (i) 8.0% Non-Cumulative Convertible Preferred Stock, referred to as Series A preferred stock, and (ii) our Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share and liquidation preference $1,000 per share, referred to as Series B preferred stock.  We may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to our common stock in any quarter until the dividend on the Series A preferred stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally, we may not declare or pay any dividend or distribution on our common stock, and we may not purchase, redeem or otherwise acquire for consideration any of our common stock, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Series B preferred stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside), subject to certain minor exceptions.   Dividends on the Series A preferred stock and Series B preferred stock have not been declared since the first quarter of  2012 because Bancorp did not receive approval from the FRB to pay such dividends.  As of December 31, 2015, the cumulative amount of dividends of the Series B preferred stock in arrears not declared, including interest on unpaid dividends at 9% per year was $7,033,000. Accordingly, Bancorp will not be able to pay dividends on its common stock until the dividend arrearages on its Series B preferred stock have been paid in full and until Bancorp declares and pays a dividend on its Series A preferred stock.

Further, under the terms of our Junior Subordinated Debt Securities due 2035, referred to as the 2035 Debentures, if (i) there has occurred and is continuing an event of default, (ii) we are in default with respect to payment of any obligations under the related guarantee or (iii) we have given notice of our election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then we may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of our capital stock, including our common stock.  As permitted under the terms of the 2035 Debenture, as of December 31, 2015, Bancorp has deferred the payment of fifteen quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,863,000.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the interest deferrals on the 2035 Debentures have been paid in full.

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

Bancorp has four retail branch locations in Anne Arundel County, Maryland, of which it owns three and leases the fourth from a third party. The current term of the lease expires in July 2020. There is no option to renew the lease for any additional terms. In addition, the Bank leases office space in Annapolis, Maryland from a third party. The lease expires January 2017, with the option to renew the lease for one additional five year term.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which Bancorp, the Bank or any subsidiary is a party or to which any of their property is subject.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4.1. Executive Officers of the Registrant

James M. Anthony, age 44, joined Bancorp in August 2014 and currently serves as Executive Vice President and Chief Operating Officer. Mr. Anthony has over fifteen years of experience in the financial services industry, the last ten of which he spent at Chesapeake Bank & Trust where he served in key bank management positions including Chief Executive Officer, President, Senior Lending Officer, Head of Investment Services, and Chief Information Officer. Mr. Anthony holds an MBA from the University of Chicago and two degrees from the University of Maryland: a master’s degree in systems engineering and a bachelor’s degree in mechanical engineering. He is also a graduate of ABA Stonier Graduate School of Banking hosted by Georgetown University. Mr. Anthony currently serves on the board of directors of the Atlantic Community Bankers Bank.

Thomas G. Bevivino, age 60, a Certified Public Accountant, joined Bancorp in August 2004 and currently serves as Executive Vice President and Chief Financial Officer. Mr. Bevivino joined Bancorp as Controller, and served as the Executive Vice President and Chief Financial Officer of Bancorp and Bank from July, 2005 to February 2012, and was reappointed to the Chief Financial Officer position in September 2013. Effective December 2011, Mr. Bevivino became Chief Operating Officer of Bancorp and the Bank and served in such capacity until August 2014. Mr. Bevivino, was a financial consultant from 2002 until 2004, and served as Chief Financial Officer of Luminant Worldwide Corporation from 1999 until 2002.

Christopher A. Chick, age 48, joined Bancorp in 2015 as Executive Vice President and Chief Lending Officer. Mr. Chick has over 26 years in the banking industry. Prior to joining Bancorp, Mr. Chick held various management positions at Susquehanna Bank and was a Bank Examiner with the Office of Thrift Supervision. Mr. Chick is a graduate of the University of Baltimore where he received his Master of Finance. He is also a graduate of the Maryland Bankers Association, Executive School of Bank Management. Mr. Chick has been recognized within the industry with various awards including Next Leader in Banking, Maryland Bankers Association and Top Banker Award, Smart CEO.

Information concerning Alan J. Hyatt will be contained in the proxy statement for the 2016 Annual Meeting of Shareholders.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Bancorp is traded on the Nasdaq Capital Market under the symbol “SVBI”. As of March 10, 2016, there were 159 stockholders of record of Bancorp’s common stock.

Computershare, 211 Quality Circle, Suite 210, College Station, Texas 77845-4470, serves as the Transfer Agent and Registrar for Bancorp.

The following table sets forth the high and low sales prices per share of Bancorp’s common stock for the periods indicated, as reported on the Nasdaq Capital Market:

Quarterly Stock Information

2015				2014
	Stock Price Range		Per Share		Stock Price Range		Per Share
Quarter	Low	High	Dividend	Quarter	Low	High	Dividend
1st	$4.25	$4.95	$-	1st	$4.31	$5.12	$-
2nd	4.61	5.12	-	2nd	4.41	4.93	-
3rd	4.65	5.09	-	3rd	4.26	4.90	-
4th	4.66	5.88	-	4th	4.30	4.85	-

Dividend Policy

Federal banking regulations limit the amount of dividends that banking institutions may pay and may require prior approval or non-objection from federal banking regulators before any dividends, capital distributions or share redemptions can be made.

Bancorp’s main source of income is dividends from the Bank. As a result, Bancorp's dividends to its common shareholders depend primarily upon regulatory approval and receipt of dividends from the Bank.

Bancorp suspended its common stock dividend in the fourth quarter of 2009 to preserve its capital.

Bancorp’s ability to declare a dividend on its common stock is also limited by the terms of Bancorp’s Series A preferred stock and Series B preferred stock. Bancorp may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to its common stock in any quarter until the dividend on the Series A preferred stock has been declared and paid for such quarter, subject to certain minor exceptions. Additionally, Bancorp may not declare or pay any dividend or distribution on its common stock, and Bancorp may not purchase, redeem or otherwise acquire for consideration any of its common stock, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Series B preferred stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside), subject to certain minor exceptions. Dividends on the Series A preferred stock and Series B preferred stock have not been declared since the first quarter of 2012 because Bancorp did not receive approval from the FRB to pay such dividends. As of December 31, 2015, the cumulative amount of dividends of the Series B preferred stock in arrears not declared, including interest on unpaid dividends was $7,033,000. There is no requirement that Bancorp’s board of directors declares any dividends on the Series A preferred stock and any unpaid dividends are not cumulative.

Additionally, under the terms of Bancorp's 2035 Debentures, if (i) there has occurred and is continuing an event of default, (ii) Bancorp is in default with respect to payment of any obligations under the related guarantee or (iii) Bancorp has given notice of its election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then Bancorp may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of its capital stock, including common stock. As permitted under the terms of the 2035 Debenture, as of December 31, 2015, Bancorp has deferred the payment of fifteen quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,863,000. Accordingly, Bancorp will not be able to pay dividends on its common stock until the interest deferrals on the 2035 Debentures have been paid in full.

Item 6. Selected Financial Data

The following summary financial information is derived from the audited financial statements of Bancorp, except as noted below. The information is a summary and should be read in conjunction with Bancorp’s audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary Financial and Other Data

	At December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share information)
Balance Sheet Data
Total assets	$762,079	$776,328	$799,603	$852,118	$901,163
Total loans, net	589,656	633,882	602,813	651,709	693,303
Investment securities held to maturity	76,133	59,616	44,661	34,066	40,357
Non-performing loans	8,974	12,845	11,035	37,495	31,432
Total non-performing assets	10,718	14,792	20,007	48,936	51,364
Deposits	523,771	543,814	571,249	599,394	652,757
Long-term debt	115,000	115,000	115,000	115,000	115,000
Total liabilities	675,623	692,518	716,834	743,122	794,698
Stockholders’ equity	86,456	83,810	82,769	108,996	106,465
Book value per common share	$5.93	$5.68	$5.57	$8.18	$7.93
Common shares outstanding	10,088,879	10,067,379	10,066,679	10,066,679	10,066,679

Other Data:
Number of:
Full service retail banking facilities	4	4	4	4	4
Full-time equivalent employees	152	150	160	142	127

Summary of Operations

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share information)
Interest income	$31,153	$31,816	$33,792	$39,057	$44,501
Interest expense	8,992	8,634	9,184	12,502	15,587
Net interest income	22,161	23,182	24,608	26,555	28,914
Provision for loan losses	(280)	831	16,520	765	4,612
Net interest income after provision for loan losses	22,441	22,351	8,088	25,790	24,302
Non-interest income	6,110	4,325	5,529	4,123	2,510
Non-interest expense	23,926	23,736	30,072	23,527	24,050
Income (loss) before income tax provision	4,625	2,940	(16,455)	6,386	2,762
Provision for income taxes	90	31	8,710	2,658	1,210
Net income (loss)	$4,535	$2,909	$(25,165)	$3,728	$1,552

Per Common Share Data:
Basic earnings (loss) per common share	$0.21	$0.06	$(2.64)	$0.22	$(0.02)
Diluted earnings (loss) per common share	$0.21	$0.06	$(2.64)	$0.22	$(0.02)
Cash dividends declared per common share	$-	$-	$-	$-	$-
Weighted number of common shares outstanding basic	10,083,942	10,067,379	10,066,679	10,066,679	10,066,679
Weighted number of common shares outstanding diluted	10,112,653	10,096,387	10,066,679	10,066,679	10,066,679

Key Operating Ratios

	For the Year Ended December 31,
	2015	2014	2013	2012	2011

Performance Ratios:
Return on average assets	0.59%	0.37%	(3.00%)	0.42%	0.17%
Return on average equity	5.45%	3.55%	(24.45%)	3.50%	1.47%
Dividend payout ratio	-%	-%	-%	-%	-%
Net interest margin	3.18%	3.26%	3.28%	3.33%	3.39%
Interest rate spread	3.14%	3.24%	3.24%	3.27%	3.34%
Non-interest expense to average assets	3.09%	3.07%	3.64%	2.69%	2.56%
Efficiency ratio*	83.82%	86.25%	79.73%	66.00%	59.32%

Asset Quality Ratios:
Average equity to average assets	10.75%	10.42%	12.28%	12.11%	11.27%
Nonperforming assets to total assets at end of period	1.41%	1.91%	2.50%	5.74%	5.70%
Nonperforming loans to total gross loans at end of period**	1.41%	1.86%	1.69%	5.37%	4.23%
Allowance for loan losses to net loans at end of period**	1.45%	1.47%	1.95%	2.68%	3.74%
Allowance for loan losses to nonperforming loans at end of period**	97.59%	73.45%	106.38%	46.61%	82.52%

* The efficiency ratio is non-interest expenses less foreclosure costs as a percentage of net interest income plus non-interest income.
**Includes held for sale loans.

Average Balance Sheet

The following table contains for the periods indicated information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	Year Ended December 31,
	2015			2014			2013
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$618,309	$29,734	4.81%	$622,935	$30,574	4.91%	$648,959	$32,838	5.06%
Investments (2)	43,254	709	1.64%	44,468	746	1.68%	33,797	601	1.78%
Mortgage-backed securities	25,227	395	1.57%	9,518	205	2.15%	1,269	35	2.76%
Other interest-earning assets (3)	10,806	315	2.92%	33,560	291	0.87%	65,436	318	0.49%
Total interest-earning assets	697,596	31,153	4.47%	710,481	31,816	4.48%	749,461	33,792	4.51%
Non-interest earning assets	75,505			75,125			88,431
Total Assets	$773,101			$785,606			$837,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$244,810	635	0.26%	$261,513	417	0.16%	$273,750	768	0.28%
Certificates of deposits	293,174	3,415	1.16%	293,682	3,511	1.20%	311,654	3,938	1.26%
Borrowings	139,124	4,942	3.55%	139,122	4,706	3.38%	139,119	4,478	3.22%
Total interest-bearing liabilities	677,108	8,992	1.33%	694,317	8,634	1.24%	724,523	9,184	1.27%
Non-interest bearing liabilities	12,857			9,457			10,450
Stockholders' equity	83,136			81,832			102,919
Total liabilities and stockholders' equity	$773,101			$785,606			$837,892
Net interest income and Interest rate spread		$22,161	3.14%		$23,182	3.24%		$24,608	3.24%
Net interest margin			3.18%			3.26%			3.28%
Average interest-earning assets to average interest-bearing liabilities			103.03%			102.33%			103.44%

(1) Held for sale and non-accrual loans are included in the average balances and in the computation of yields.
(2) Bancorp does not have any tax-exempt investment securities.
(3) Other interest earning assets include interest bearing deposits in other banks, federal funds, and FHLB stock investments.

Rate Volume Table

	Year ended December 31, 2015			Year ended December 31, 2014
	vs.			vs.
	Year ended December 31, 2014			Year ended December 31, 2013
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(dollars in thousands)
Interest-earning assets
Loans	$(840)	$(223)	$(617)	$(2,264)	$(1,277)	$(987)
Investments	(37)	(20)	(17)	145	179	(34)
Mortgage-backed securities	190	246	(56)	170	178	(8)
Other interest-earning assets	24	(663)	687	(27)	(277)	250
Total interest income	(663)	(660)	(3)	(1,976)	(1,197)	(779)

Interest-bearing liabilities
Savings and checking deposits	218	(43)	261	(351)	(20)	(331)
Certificates of deposits	(96)	(6)	(90)	(427)	(215)	(212)
Borrowings	236	-	236	228	-	228
Total interest expense	358	(49)	407	(550)	(235)	(315)

Net change in net interest income	$(1,021)	$(611)	$(410)	$(1,426)	$(962)	$(464)

(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Bancorp provides a wide range of personal and commercial banking services. Personal services include mortgage lending and various other lending services as well as deposit products such as personal internet banking and online bill pay, checking accounts, individual retirement accounts, money market accounts, and savings and time deposit accounts. Commercial services include commercial secured and unsecured lending services as well as business internet banking, corporate cash management services and deposit services. Bancorp also provides ATMs, debit cards, mortgage lending, safe deposit boxes, and telephone banking, among other products and services.

Bancorp has experienced an improved level of profitability in 2015, as well as increased loan originations and expanded local economic activity. In addition, Bancorp’s levels of non-performing assets, foreclosed real estate and provision for loan losses have improved in 2015. Management believes that, while conditions continue to improve, and real estate values in Bancorp’s market area continue to stabilize and, in some cases improve, including job losses and other factors, still exist for some customers. The interest rate spread between Bancorp’s cost of funds and what it earns on loans has decreased from 2014 levels and competition for new loans and deposits remains strong.

Bancorp’s total loan portfolio has decreased from 2014 primarily due to management’s decision to sell a larger portion of newly originated residential loans on the secondary market. Bancorp has experienced a decrease in loan delinquencies in part due to an improved economy. The allowance for loan losses decreased from levels needed in 2014 primarily due to an improvement in the level of problem assets at December 31, 2015 compared to the level at December 31, 2014 and management’s assessment of the collectability of the loans in Bancorp’s portfolio. In addition, Bancorp has seen a decrease in foreclosed real estate in 2015 as compared to 2014. This is due to an improved economy resulting in a lower level of loan foreclosures in 2015 compared to 2014.

Bancorp expects to experience similar market conditions in 2016 as 2015, as the national and local economies continue to improve and as the employment environment in its market improves. However, the Federal Reserve Board has ended its quantitative easing program and recently raised the federal funds interest rate, and if interest rates increase, demand for borrowing may decrease and Bancorp’s interest rate spread could decrease. Bancorp will continue to manage loan and deposit pricing against the risks of rising costs of its deposits and borrowings. Interest rates are outside the control of Bancorp, so it must attempt to balance its pricing and duration of its loan portfolio against the risks of rising costs of its deposits and borrowings.

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

On November 23, 2009, Bancorp and the Bank each entered into a supervisory agreement with the OTS. The Bank’s supervisory agreement was replaced by a formal agreement dated April 23, 2013 with the OCC. On October 15, 2015, the Bank was notified by the OCC that its agreement was terminated. Bancorp’s supervisory agreement was enforced by the FRB. On January 21, 2016, Bancorp was notified by FRB that its agreement was terminated. See “Supervisory and Formal Agreements” for more information.

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

Recent Accounting Pronouncements – Under ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a creditor will be considered to have physical possession of residential real estate property that is collateral for a residential mortgage loan and therefore should reclassify the loan to other real estate owned when either (a) the creditor obtains legal title to the property upon completion of a foreclosure, or (b) the borrower conveys all interest in the real estate property to the lender to satisfy that loan even though legal title may not have passed. The amendments are effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014. Bancorp adopted this guidance on January 1, 2015 using a prospective transition method; it did not have material impact on the consolidated financial statements. The guidance requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. Bancorp has included these disclosures in Note 16 Fair Values of Financial Instruments.

Under ASU 2014-09, Revenue from Contracts with Customers, establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance. The revenue standard’s core principal is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. The new standard applies to all public entities for annual periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016 including interim periods within that year. Bancorp has evaluated the effect of ASU 2014-09 and believes adoption will not have a material effect on the Consolidated Financial Statements.

Under ASU 2016-01, Amendment to the Recognition and Measurement Guidance for Financial Instruments, an entity is required to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in Other Comprehensive Income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of Available For Sale debt securities in combination with other deferred tax assets. The Amendment provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The Amendment also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The new standard takes effect in 2018 for public companies. Early adoption is only permitted for the provision related to instrument-specific credit risk and the fair value disclosure exemption provided to nonpublic entities. Bancorp has evaluated the effect of ASU 2016-01 and believes adoption will not have a material effect on the Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.”  The new standard establishes a right-to-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact this update will have on its consolidated financial position and results of operations.

Financial Condition

Total assets decreased by $14,249,000, or 1.8% to $762,079,000 at December 31, 2015, compared to the $776,328,000 at December 31, 2014. The following discusses the material changes between the December 31, 2015 and 2014 statements of financial condition.

Cash

Cash and cash equivalents increased by $10,256,000, or 30.8%, to $43,591,000 at December 31, 2015, compared to $33,335,000 at December 31, 2014. This increase was primarily due to proceeds received in 2015 from loan payoffs and higher proceeds from a larger portion of newly originated residential loans sold on the secondary market, partially offset by cash used in 2015 to purchase additional securities for the investment portfolio.

Investments

Investment securities held to maturity increased by $16,517,000, or 27.7%, to $76,133,000 at December 31, 2015, compared to $59,616,000 at December 31, 2014. This increase was primarily due to management’s decision to purchase additional securities to gain higher yields than cash held in federal funds sold since loan demand was low.

Loans

Loans Held For Sale.  Loans held for sale increased by $6,038,000, or 84.3%, to $13,203,000 at December 31, 2015, compared to $7,165,000 at December 31, 2014. This increase was primarily due to an increase in residential loans originated for sale on the secondary market and the timing of loans pending sale as of December 31, 2015 compared to December 31, 2014.

Loans Receivable. Total loans receivable, net decreased by $44,226,000, or 7.0%, to $589,656,000 at December 31, 2015, compared to $633,882,000 at December 31, 2014. This decrease was primarily due to a decrease in portfolio loan demand and higher loan payoffs than expected in 2015. In addition, the allowance for loan losses decreased by $677,000, or 7.2%, at December 31, 2015 to $8,758,000, compared to $9,435,000 at December 31, 2014. This decrease in the allowance was primarily due to a decreased loan portfolio, and an improvement in the level of problem loans at December 31, 2015 compared to the level at December 31, 2014 and management’s assessment of the collectability of the loans in Bancorp’s portfolio.

Foreclosed Real Estate

Foreclosed real estate decreased by $203,000, or 10.4%, to $1,744,000 at December 31, 2015, compared to $1,947,000 at December 31, 2014. This decrease was primarily due to an increase in the number of foreclosed properties sold in 2015 that were included in the balance as of December 31, 2014, and the lower level of loans foreclosed on in 2015 compared to 2014.

Premises and Equipment

Premises and equipment decreased by $869,000, or 3.5%, to $24,290,000 at December 31, 2015, compared to $25,159,000 at December 31, 2014. This decrease was primarily due to the annual depreciation taken on premises and equipment in 2015, partially offset by new fixed assets acquired in 2015.

Accrued Interest Receivable and Other Assets

Accrued interest receivable and other assets decreased by $1,452,000, or 15.6%, to $7,836,000 at December 31, 2015, compared to $9,288,000 at December 31, 2014. This decrease is primarily due to a reimbursement of a security deposit in 2015.

Liabilities

Deposits. Total deposits decreased by $20,043,000, or 3.7%, to $523,771,000 at December 31, 2015, compared to $543,814,000 at December 31, 2014. This decrease was primarily the result of management’s decision to not renew higher priced certificates of deposit given the higher amount of cash received from loan payoffs and proceeds received from loans sold on the secondary market.

FHLB-Atlanta Advances. FHLB-Atlanta advances at December 31, 2015 were $115,000,000, which was unchanged from December 31, 2014. There were no contractual advance payoffs scheduled during 2015 and no additional advances were needed.

Subordinated Debentures. As of December 31, 2015, Bancorp had outstanding approximately $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”). The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association as Trustee. The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR (0.32% December 31, 2015) plus 200 basis points, and mature on January 7, 2035. Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture. The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

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

Under the terms of the 2035 Debenture, Bancorp is permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing. As of December 31, 2015, Bancorp has deferred the payment of fifteen quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,863,000.

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

Dividends on the Series B Preferred Stock have not been paid since the first quarter of 2012 because Bancorp has not received approval from the Federal Reserve to pay such dividends. As of December 31, 2015, Bancorp had cumulative dividends and interest in arrears on the Series B Preferred Stock of $7,033,000. Accordingly, Bancorp will not be able to pay dividends on its common stock until the dividends in arrearage on its Series B Preferred Stock has been paid in full and until Bancorp declares and pays a dividend on its Series A preferred stock.

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

Standby letters of credit, which are conditional commitments of Bancorp to guarantee performance of customers to various municipalities, decreased $1,420,000, or 19.3%, as of December 31, 2015 to $5,937,000, compared to $7,357,000 as of December 31, 2014. Bancorp continues to experience a decrease in demand from its customers for letter of credit requirements. Bancorp requires collateral supporting these letters of credit as deemed necessary, and believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability for guarantees under standby letters of credit issued as of December 31, 2015 and 2014 was $115,000 and $314,000, respectively.

Unadvanced construction commitments decreased $15,061,000, or 41.6%, as of December 31, 2015 to $21,101,000, compared to $36,162,000 as of December 31, 2014. This decrease was primarily the result of decreased construction activity in 2015 and the resulting lower level of new construction loan originations.

Home equity lines of credit decreased $1,104,000, or 12.9%, as of December 31, 2015 to $7,467,000, compared to $8,571,000 as of December 31, 2014. This decrease was primarily due to management’s decision to not aggressively seek new lines of credit and lower customer demand for home equity loans in 2015 because of lower home values in the marketplace. Home equity lines of credit allow the borrowers to draw funds up to a specified loan amount, from time to time. Bancorp’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

Mortgage loan commitments increased $1,113,000, or 52.5%, as of December 31, 2015 to $3,233,000, compared to $2,120,000 as of December 31, 2014. This increase was primarily due to the timing of loan commitments at year end. Loan commitments are obligations of Bancorp to provide loans, and such commitments are made in the usual course of business, however, these obligations can and do fluctuate based on the timing of when new loans are entered into.

Lines of credit, which are obligations of Bancorp to fund loans made to certain borrowers, increased $3,345,000, or 14.0%, to $27,189,000 as of December 31, 2015, compared to $23,844,000 as of December 31, 2014. The increase was a result of slightly higher demand for this type of loan product during 2015. Bancorp’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

Loans sold and serviced with limited repurchase provisions increased $26,860,000, or 70.2%, to $65,107,000 as of December 31, 2015, compared to $38,247,000 as of December 31, 2014. This increase was primarily due to an increase in demand for new residential loan originated for sale on the secondary market in 2015 and management’s decision to sell a larger portion of the new loan originations with servicing retained by Bancorp. Management typically retains servicing on those loans that are originated in Bancorp’s primary market area.

Bancorp uses the same credit policies in making commitments and conditional obligations as it does for its on-balance sheet instruments. Except for the liability recorded for standby letters of credit at December 31, 2015, liabilities for credit losses associated with these commitments were not material at December 31, 2015 and 2014.

Comparison of Results of Operations for the Years Ended December 31, 2015 and 2014.

General. Net income increased $1,626,000, or 55.9%, to $4,535,000 for the year ended December 31, 2015 compared to $2,909,000 for the year ended December 31, 2014. Earnings per common share, after the effect of dividends declared on preferred stock and amortization of discount on preferred stock, increased to $0.21 per common share for the year ended December 31, 2015 compared to $0.06 per common share for the year ended December 31, 2014. This increase in net income was primarily due to higher non-interest income and a lower provision for loan losses, partially offset by lower net interest income in 2015 compared to 2014.

Net Interest Income. Net interest income (interest earned net of interest charges) decreased $1,021,000, or 4.4%, to $22,161,000 for the year ended December 31, 2015, compared to $23,182,000 for the year ended December 31, 2014. This decrease was primarily due to a decrease in Bancorp’s loan portfolio and from higher interest expense on deposits and borrowings. Bancorp’s interest rate spread declined 10 basis points to 3.14% for the year ended December 31, 2015, compared to 3.24% for the year ended December 31, 2014.

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

During the year ended December 31, 2015, the provision for loan losses was ($280,000) compared to $831,000 for the year ended December 31, 2014. This decrease of $1,111,000 was primarily due to lower total loans and improved asset quality at December 31, 2015 compared to December 31, 2014 and lower net charge-offs taken in 2015 compared to 2014.

The total allowance for loan losses decreased $677,000, or 7.2% to $8,758,000 as of December 31, 2015, compared to $9,435,000 as of December 31, 2014. This decrease in the allowance was primarily due to a decreased loan portfolio, and an improvement in the level of criticized loans at December 31, 2015 compared to the level at December 31, 2014 and management’s assessment of the collectability of the loans in Bancorp’s portfolio.

Non-Interest Income. Total non-interest income increased $1,785,000, or 41.3%, to $6,110,000 for the year ended December 31, 2015 compared to $4,325,000 for the year ended December 31, 2014.

Revenues from mortgage banking activities increased $1,328,000, or 83.0%, to $2,928,000 for the year ended December 31, 2015, compared to $1,600,000 for the year ended December 31, 2014. This increase was primarily a result of higher residential loan originations sold on the secondary market in 2015, compared to 2014.

Real estate commissions increased $285,000, or 27.6%, to $1,319,000 for the year ended December 31, 2015, compared to $1,034,000 for the year ended December 31, 2014. This increase was primarily the result of an improvement in general business conditions in Bancorp’s market and a resulting increase in commercial sales and leasing in 2015 compared to 2014.

Real estate management fees decreased $84,000, or 11.3%, to $658,000 for the year ended December 31, 2015, compared to $742,000 for the year ended December 31, 2014. This decrease was primarily due to a decrease in properties managed in 2015 compared to 2014.

Other non-interest income increased $256,000, or 27.0%, to $1,205,000 for the year ended December 31, 2015, compared to $949,000 for the year ended December 31, 2014. This increase was primarily due to an approximate $88,000 gain recorded for the sale of collateral from a subsidiary investment, and higher fees collected for credit reports and appraisals, partially offset by lower income recorded for the fair value of interest rate lock commitments and mandatory contracts in 2015, compared to 2014.

Non-Interest Expenses. Total non-interest expense increased $190,000, or 0.8%, to $23,926,000 for the year ended December 31, 2015 compared to $23,736,000 for the year ended December 31, 2014.

Compensation and related expenses increased $976,000, or 6.7%, to $15,630,000 for the year ended December 31, 2015, compared to $14,654,000 for the year ended December 31, 2014. This increase was primarily the result of hiring certain higher level employees in 2015, including senior management and credit department personnel, and an increase in commissions on real estate loan sales. As of December 31, 2015, Bancorp had 152 full-time equivalent employees compared to 150 at December 31, 2014.

Occupancy expense decreased $56,000, or 3.2%, to $1,676,000 for the year ended December 31, 2015, compared to $1,732,000 for the year ended December 31, 2014. This decrease was primarily due to lower maintenance costs and utilities expenses in 2015.

Foreclosed real estate expenses, net increased $220,000, or 2,200.0%, to $230,000 for the year ended December 31, 2015, compared to $10,000 for the year ended December 31, 2014.  This increase was primarily due to higher expenses and writedowns associated with the properties and lower gains from sales compared to 2014. Included in expenses for 2015 were writedowns of approximately $58,000 and other expenses of approximately $221,000, partially offset by net gains on sale of REO of approximately $49,000.

Legal fees increased $38,000, or 12.0%, to $354,000 for the year ended December 31, 2015, compared to $316,000 the year ended December 31, 2014. This increase was primarily due to additional law firms used in 2015 for customer loans compared to 2014.

The FDIC assessment decreased $97,000, or 7.3%, to $1,234,000 for the year ended December 31, 2015, compared to $1,331,000 for the year ended December 31, 2014. This decrease was primarily the result of a decreased level of net assets in 2015 used by the FDIC to calculate assessment charge.

Professional fees decreased $34,000, or 3.7%, to $887,000 for the year ended December 31, 2015, compared to $921,000 for the year ended December 31, 2014. This decrease was primarily the result of a decrease in accounting fees, partially offset by an increase in consulting fees for loan reviews, marketing and loan workouts in 2015 compared to 2014.

Advertising fees increased $73,000, or 10.6%, to $760,000 for the year ended December 31, 2015, compared to $687,000 for the year ended December 31, 2014. This increase was primarily due a marketing campaign in 2015 for new online banking products offered by Bancorp.

Online charges decreased $43,000, or 4.7%, to $864,000 for the year ended December 31, 2015, compared to $907,000 for the year ended December 31, 2014. This decrease was due to cost savings realized by a newly negotiated contract for core processing in late 2014.

Credit report and appraisal fees decreased $117,000, or 13.1%, to $773,000 for the year ended December 31, 2015, compared to $890,000 for the year ended December 31, 2014. This decrease was due to a lower level of appraisals ordered for fewer problem assets in 2015.

Other non-interest expense decreased $770,000, or 33.7%, to $1,518,000 for the year ended December 31, 2015, compared to $2,288,000 for the year ended December 31, 2014.  This decrease was primarily the result of a lower reserve required on the improved quality of standby letters of credit in 2015 and the increased fair value of interest rate lock commitments and mandatory forward contracts in 2015, compared to 2014.

Income Taxes. Income taxes increased $59,000, or 190.3%, to $90,000 for the year ended December 31, 2015, compared to $31,000 for the year ended December 31, 2014. This increase in the income tax provision in 2015 was due to higher net income and a higher provision calculated based on an alternative minimum tax calculation.

Liquidity and Capital Resources

In 2015, Bancorp’s sources of liquidity were loan repayments, maturing investments, deposits, borrowed funds, and proceeds from loans sold on the secondary market. Bancorp considers core deposits stable funding sources and includes all deposits, except time deposits of $100,000 or more. The Bank’s experience has been that a substantial portion of certificates of deposit renew at time of maturity and remain on deposit with the Bank. Additionally, loan payments, maturities, deposit growth and earnings contributed to Bancorp’s flow of funds.

In addition to its ability to generate deposits, Bancorp has external sources of funds, which may be drawn upon when desired. The primary source of external liquidity is an available line of credit with the FHLB-Atlanta. The Bank’s credit availability under the FHLB of Atlanta’s credit availability program was $192,672,000 at December 31, 2015, of which $115,000,000 was outstanding. The Bank’s credit availability is based on the level of collateral pledged up to 25% of total assets.

The maturities of these long-term advances at December 31, 2015 were as follows (dollars in thousands):

Rate	Amount	Maturity
1.81% to 1.83%	$15,000	2016
2.43% to 4.05%	70,000	2017
2.58% to 3.43%	15,000	2018
4.00%	15,000	2019
	$115,000

As of December 31, 2015, Bancorp had outstanding an aggregate of $24,119,000 principal amount of subordinated debt, consisting of the 2035 Debentures and the Subordinated Notes. The 2035 Debentures total $20,619,000 in principal amount pay interest quarterly at a floating rate of interest of 3-month LIBOR (0.32% December 31, 2015) plus 200 basis points, and mature on January 7, 2035. The Subordinated Notes total $3,500,000 and pay interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008. The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.

As of December 31, 2015, Bancorp had $3,233,000 outstanding in mortgage loan commitments, and unadvanced construction commitments of $21,101,000 which Bancorp expects to fund from the sources of liquidity described above. These amounts do not include undisbursed lines of credit, home equity lines of credit and standby letters of credit, in the aggregate amount of $40,593,000 at December 31, 2015, which Bancorp anticipates it will be able to fund, if required, from these liquidity sources in the regular course of business.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity. As of December 31, 2015, Bancorp had no material commitments for capital expenditures.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2015, that the Bank meets all capital adequacy requirements to which it is subject.

In 2013, the federal banking agencies have adopted proposals that substantially amended the regulatory capital rules applicable to us and the Bank. The amended rules established new higher capital ratio requirements, narrowed the definitions of capital, imposed new operating restrictions on banking organizations with insufficient capital buffers and increased the risk weighting of certain assets. The amended rules became effective with respect to us and the Bank in January 2015, with certain requirements to be phased in beginning in 2016. Management believes that the current capital levels of Bancorp and the Bank are sufficient to comply with the standards under the new rules.

We anticipate that our primary sources of liquidity in fiscal 2016 will be from loan repayments, maturing investments, deposits, borrowed funds, and proceeds from loans sold on the secondary market. We believe that these sources of liquidity will be sufficient for Bancorp to meet its liquidity needs over the next twelve months. Cash generated from these liquidity sources may be affected by a number of factors. See “Risk Factors” for a discussion of the factors that can negatively impact the amount of cash we could receive.

Contractual Obligations

The following table contains, for the periods indicated, information regarding the financial obligations owing by Bancorp under contractual obligations.

	Payments due by period (dollars in thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Long-term borrowings	$115,000	$15,000	$85,000	$15,000	$-

Subordinated debentures	24,119	-	3,500	-	20,619

Operating lease obligations	666	152	286	228	-

Certificates of Deposit	277,778	169,298	78,234	30,246	-

Total	$417,563	$184,450	$167,020	$45,474	$20,619

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

Exposure to interest rate risk is actively monitored by Bancorp’s management. Its objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. Bancorp uses the BankersGPS model to monitor its exposure to interest rate risk, which calculates changes in the economic value of equity (“EVE”). The following table represents Bancorp’s EVE at December 31, 2015. The EVE was calculated based upon information provided to the OCC.

ECONOMIC VALUE OF EQUITY (EVE)
		Economic Value of Equity
Change In Rates	$ Amount	$ Change	% Change

+400bp	91,143	(18,573)	(16.9)%
+300bp	94,472	(15,244)	(13.9)%
+200bp	98,602	(11,114)	(10.1)%
+100bp	103,703	(4,013)	(5.5)%
0bp	109,716
-100bp	116,642	6,926	6.3%
-200bp	124,258	14,542	13.3%
-300bp	133,183	23,467	21.4%
-400bp	143,482	33,766	30.8%

The above table suggests that if interest rates rise 100 basis points, Bancorp’s market value of equity would decrease in value by $4,013,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data are included herein at pages F-1 through F-56, and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures,

Under the supervision and with the participation of Bancorp's management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2015. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the period covered by this report, Bancorp’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by Bancorp in its reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Bancorp’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended December 31, 2015.

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

Management assessed the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework 2013. Based on its assessment, management concluded that as of December 31, 2013, Bancorp’s internal control over financial reporting is effective and meets the criteria of the Internal Control – Integrated Framework.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained in Item 4.1, “Executive Officers of the Registrant,” of this Form 10-K is incorporated herein by reference.

The additional information required by this item will be included in Bancorp’s definitive Proxy Statement relating to the 2016 Annual Stockholders Meeting (“Proxy Statement”), which Bancorp intends to file with the Securities and Exchange Commission within 120 days after December 31, 2015, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be included in Bancorp’s Proxy Statement, which Bancorp intends to file with the Securities and Exchange Commission within 120 days after December 31, 2015, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information as of December 31, 2015 with respect to Bancorp’s equity based compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	339,800	$4.83	250,501
Equity compensation plans not approved by security holders	-	-	-
Total	339,800	$4.83	250,501

The additional information required by this item will be included in Bancorp’s Proxy Statement, which Bancorp intends to file with the Securities and Exchange Commission within 120 days after December 31, 2015, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in Bancorp’s Proxy Statement, which Bancorp intends to file with the Securities and Exchange Commission with 120 days after December 31, 2015, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in Bancorp’s Proxy Statement, which Bancorp intends to file with the Securities and Exchange Commission with 120 days after December 31, 2015, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following consolidated financial statements of Bancorp and its wholly owned sub-sidiaries are filed as part of this report:

1.	Financial Statements

●	Report of BDO USA, LLP, independent registered public accounting firm.
●	Consolidated statements of financial condition at December 31, 2015 and December 31, 2014
●	Consolidated statements of operations for the years ended December 31, 2015 and 2014,
●	Consolidated statements of stockholders’ equity for the years ended December 31, 2015 and 2014
●	Consolidated statements of cash flows for the years ended December 31, 2015 and 2014
●	Notes to consolidated financial statements

2.	Financial Statement Schedules
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
101*
The following financial statements from Severn Bancorp, Inc. Annual Report on Form 10-K as of December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

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

SEVERN BANCORP, INC.
March 17, 2016	/s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 17, 2016	/s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board,
President, Chief Executive Officer
and Director

March 17, 2016	/s/ Thomas G. Bevivino
Thomas G. Bevivino, Executive Vice
President, and Chief Financial Officer

March 17, 2016	/s/ Konrad M. Wayson
Konrad M. Wayson, Director
Vice Chairman of the Board

March 17, 2016	/s/ Raymond S. Crosby
Raymond S. Crosby, Director

March 17, 2016	/s/ James H. Johnson, Jr.
James H. Johnson, Jr., Director

March 17, 2016	/s/ David S. Jones
David S. Jones, Director

March 17, 2016	/s/ Eric M. Keitz
Eric M. Keitz, Director

March 17, 2016	/s/ John A. Lamon III
John A. Lamon III, Director

March 17, 2016	/s/ Albert W. Shields
Albert W. Shields, Director

March 17, 2016	/s/ Mary Kathleen Sulick
Mary Kathleen Sulick, Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Severn Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Severn Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Severn Bancorp, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/BDO USA, LLP

Harrisburg, Pennsylvania

March 17, 2016

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	December 31,
	2015	2014

ASSETS
Cash and due from banks	$28,366	$24,866
Interest bearing deposits in other banks	15,225	8,469
Cash and cash equivalents	43,591	33,335
Investment securities held to maturity (fair value: $76,310 at December 31, 2015; $60,123 at December 31, 2014)	76,133	59,616
Loans held for sale	13,203	7,165
Loans receivable, net of allowance for loan losses of $8,758 and $9,435 in 2015 and 2014, respectively	589,656	633,882
Premises and equipment, net	24,290	25,159
Foreclosed real estate	1,744	1,947
Federal Home Loan Bank stock, at cost	5,626	5,936
Accrued interest receivable and other assets	7,836	9,288

Total assets	$762,079	$776,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$523,771	$543,814
Long-term borrowings	115,000	115,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	12,733	9,585

Total Liabilities	675,623	692,518

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
Preferred stock series “A”, 437,500 shares issued and outstanding; $3,500 liquidation preference at December 31, 2015 and December 31, 2014	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding; $23,393 liquidation preference at December 31, 2015 and December 31, 2014	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized; 10,088,879 and 10,067,379 shares issued and outstanding, respectively	101	101
Additional paid-in capital	76,335	75,848
Retained earnings	10,016	7,857

Total stockholders' equity	86,456	83,810

Total liabilities and stockholders' equity	$762,079	$776,328

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Years Ended December 31,
Interest Income	2015	2014

Loans, including fees	$29,734	$30,574
Securities, taxable	1,104	951
Other	315	291
Total interest income	31,153	31,816

Interest Expense
Deposits	4,050	3,928
Long-term borrowings and subordinated debentures	4,942	4,706
Total interest expense	8,992	8,634

Net interest income	22,161	23,182
Provision for loan losses	(280)	831
Net interest income after provision for loan losses	22,441	22,351

Non-Interest Income
Mortgage banking activities	2,928	1,600
Real estate commissions	1,319	1,034
Real estate management fees	658	742
Other	1,205	949
Total non-interest income	6,110	4,325

Non-Interest Expenses
Compensation and related expenses	15,630	14,654
Occupancy	1,676	1,732
Foreclosed real estate expenses, net	230	10
Legal	354	316
FDIC assessments and regulatory expense	1,234	1,331
Professional fees	887	921
Advertising	760	687
Online charges	864	907
Credit reports and appraisal fees	773	890
Other	1,518	2,288
Total non-interest expenses	23,926	23,736

Income before income tax provision	4,625	2,940
Income tax provision	90	31

Net income	4,535	2,909
Amortization of discount on preferred stock	271	270
Dividends on preferred stock	2,105	2,072
Net income available to common stockholders	$2,159	$567
Basic income per common share	$0.21	$0.06
Diluted income per common share	$0.21	$0.06

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2015 and 2014
(dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance - December 31, 2013	$4	$101	$75,374	$7,290	$82,769

Net Income	-	-	-	2,909	2,909
Stock-based compensation	-	-	201	-	201
Dividend declared on Series B preferred stock	-	-	-	(2,072)	(2,072)
Amortization of discount on Series B preferred stock	-	-	270	(270)	-
Exercised Options (700 shares)	-	-	3	-	3
Balance - December 31, 2014	4	101	75,848	7,857	83,810

Net Income	-	-	-	4,535	4,535
Stock-based compensation	-	-	120	-	120
Dividend declared on Series B preferred stock	-	-	-	(2,105)	(2,105)
Amortization of discount on Series B preferred stock			271	(271)	-
Exercised Options (21,500 shares)	-	-	96	-	96

Balance - December 31, 2015	$4	$101	$76,335	$10,016	$86,456

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2015	2014
Cash Flows from Operating Activities

Net income	$4,535	$2,909
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(1,283)	(995)
Net amortization of premiums and discounts	458	239
Provision for loan losses	(280)	831
Provision for depreciation	1,137	1,110
Provision for foreclosed real estate	58	-
Gain on sale of loans	(2,927)	(2,207)
Gain on sale of foreclosed real estate	(49)	(302)
Proceeds from loans sold to others	160,236	92,767
Loans originated for sale	(163,347)	(93,999)
Stock-based compensation expense	120	201
Decrease (increase) in accrued interest receivable and other assets	1,452	(261)
Increase in accrued interest payable and other liabilities	1,043	1,047

Net cash provided by operating activities	1,153	1,340

Cash Flows from Investing Activities

Purchase of investment securities held to maturity	(27,830)	(21,549)
Proceeds from maturing investment securities held to maturity	7,000	5,000
Principal collected on mortgage-backed securities held to maturity	3,855	1,355
Net decrease (increase) in loans	43,555	(31,752)
Proceeds from sale of foreclosed real estate	2,428	8,174
Investment in premises and equipment	(268)	(431)
Redemption of FHLB stock	310	254

Net cash provided by (used in) investing activities	29,050	(38,949)

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Years Ended December 31,
	2015	2014

Cash Flows from Financing Activities

Net decrease in deposits	$(20,043)	$(27,435)
Proceeds from exercise of options	96	3

Net cash used in financing activities	(19,947)	(27,432)

Increase (decrease) in cash and cash equivalents	10,256	(65,041)
Cash and cash equivalents at beginning of year	33,335	98,376

Cash and cash equivalents at end of year	$43,591	$33,335

Supplemental disclosure of cash flows information:
Cash (received) paid during year for:

Interest	$7,991	$7,874

Income taxes	$(273)	$9

Transfer of net loans to foreclosed real estate	$2,234	$847

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies - Continued

E.	Federal Home Loan Bank Stock – Federal Home Loan Bank of Atlanta (the “FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of generally accepted accounting principles, because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution. As of December 31, 2015 and 2014, the Bank owned shares totaling $5,626,000 and $5,936,000, respectively.

The Bank evaluated the FHLB stock for impairment in accordance with generally accepted accounting principles.  The Bank’s determination of whether this investment is impaired is based on an assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value.  The determination of whether a decline in value affects the ultimate recoverability of its cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and accordingly on the customer base of the FHLB, and (4) the liquidity position of the FHLB.  Management has evaluated the FHLB stock for impairment and believes that no impairment charge is necessary as of December 31, 2015.

F.	Loans Held for Sale - Loans held for sale are carried at lower of cost or market value in the aggregate based on investor quotes. Net unrealized losses are recognized through a valuation allowance by charges to income.

G.	Derivative Financial Instruments – The Bank enters into commitments to fund residential loans with intentions of selling them in the secondary market. The Bank also enters into forward sales agreements for certain funded loans and loan commitments. The Bank records unfunded commitments intended for loans held for sale and forward sale agreements at fair value with changes in fair value recorded as a component of other income. Loans originated and intended for sale in the secondary market are carried at lower of cost or fair value based on those sales commitments. For pipeline loans which are not pre-sold to an investor, the Bank manages the interest rate risk on rate lock commitments by entering into forward sales contracts of mortgage backed securities, whereby the Bank obtains the right to deliver securities to investors in the future at a specific price. Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in other income.

H.	Loan Servicing - Mortgage loans held for sale are sold either with the mortgage servicing rights released or retained by the Bank. Gains and losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying values of the loan servicing rights, if retained, and related mortgage loans sold. Mortgage servicing rights totaled $623,000 and $658,000 at December 31, 2015 and 2014, respectively.

Loans serviced for others not included in the accompanying consolidated statements of financial condition totaled $76,460,000 and $93,332,000 at December 31, 2015 and 2014, respectively.  As of December 31, 2015, the Bank was servicing $20,454,000 in loans for Federal Home Loan Mortgage Corporation (“FHLMC”), $44,366,000 in loans for Federal National Mortgage Association (“FNMA”) and $11,640,000 in loans for other investors.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – Continued

P.	Earnings Per Common Share - Basic earnings per share of common stock for the years ended December 31, 2015 and 2014 is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for each year. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by Bancorp relate to outstanding stock options, warrants, and convertible preferred stock, and are determined using the treasury stock method.

Not included in the diluted earnings per share calculation for the years ended December 31, 2015 and 2014, because they were anti-dilutive, were shares of common stock issuable upon exercise of outstanding stock options totaling 151,500 and 172,000, respectively, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A preferred stock.

	Year Ended December 31,
	2015	2014
Common shares – weighted average (basic)	10,083,942	10,067,379
Common share equivalents – weighted average	28,711	29,008
Common shares – weighted average (diluted)	10,112,653	10,096,387

Q.	Advertising Cost - Advertising cost is expensed as incurred and totaled $760,000, and $687,000 for the years ended December 31, 2015, and 2014, respectively.

R.	Troubled Debt Restructuring – Loans are classified as troubled debt restructurings if the Bank grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring may be modified by means of extending the maturity date of the loan, reducing the interest rate on the loan to a rate below market, a combination of rate adjustments and maturity extensions, or by other means including covenant modifications, forbearances or other concessions. All troubled debt restructurings, or TDRs, are considered impaired.

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

T.	Off-Balance Sheet Financial Instruments – In the ordinary course of business, Bancorp has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated balance sheet when they are funded.

U.	Recent Accounting Pronouncements – Under ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a creditor will be considered to have physical possession of residential real estate property that is collateral for a residential mortgage loan and therefore should reclassify the loan to other real estate owned when either (a) the creditor obtains legal title to the property upon completion of a foreclosure, or (b) the borrower conveys all interest in the real estate property to the lender to satisfy that loan even though legal title may not have passed. The amendments are effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014. Bancorp adopted this guidance on January 1, 2015 using a prospective transition method; it did not have material impact on the consolidated financial statements. The guidance requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. Bancorp has included these disclosures in Note 16 Fair Values of Financial Instruments.

Under ASU 2014-09, Revenue from Contracts with Customers, establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance.  The revenue standard’s core principal is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  The new standard applies to all public entities for annual periods beginning after December 15, 2017.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year.  Bancorp has evaluated the effect of ASU 2014-09 and believes adoption will not have a material effect on the Consolidated Financial Statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – Continued

Financial Statements.

Under ASU 2016-01, Amendment to the Recognition and Measurement Guidance for Financial Instruments, an entity is required to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in Other Comprehensive Income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of Available For Sale debt securities in combination with other deferred tax assets. The Amendment provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The Amendment also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The new standard takes effect in 2018 for public companies. Early adoption is only permitted for the provision related to instrument-specific credit risk and the fair value disclosure exemption provided to nonpublic entities. Bancorp has evaluated the effect of ASU 2016-01 and believes adoption will not have a material effect on the Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact this update will have on its consolidated financial position and results of operations.

V.	Subsequent Events – Bancorp has evaluated events and transactions occurring subsequent to December 31, 2015, the date of the consolidated statements of financial condition, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

W.	Concentration of Credit Risk – From time to time, the Bank will maintain balances with its correspondent bank that exceed the $250,000 federally insured deposit limit. Management routinely evaluates the credit worthiness of the correspondent bank and does not feel they pose a significant risk to Bancorp.

X.	Reclassifications – Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation. Such reclassifications had no impact on net income.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2015:

US Treasury securities	$21,057	$276	$8	$21,325
US Agency securities	20,011	139	76	20,074
US Government sponsored mortgage-backed securities	35,065	41	195	34,911
Total	$76,133	$456	$279	$76,310
December 31, 2014:

US Treasury securities	$27,140	$465	$29	$27,576
US Agency securities	17,044	130	57	17,117
US Government sponsored mortgage-backed securities	15,432	48	50	15,430
Total	$59,616	$643	$136	$60,123

As of December 31, 2015 and 2014, there were $0 and $4,244,000, respectively, of US Treasury securities or mortgage-backed securities pledged by Bancorp as collateral for borrowers’ letters of credit with Anne Arundel County. Bancorp is no longer required to pledge collateral due to its improved financial condition.

The following table shows fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2015. Included in the table are four US Treasury securities, thirteen Agency securities and twelve Mortgage-backed securities in a gross unrealized loss position at December 31, 2015.  There were seven US Treasury securities, ten Agency securities and five Mortgage-backed securities in a gross unrealized loss position at December 31, 2014. Management believes that the unrealized losses in 2015 and 2014 were the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds.  The Bank does not consider any of these securities to be other than temporarily impaired at December 31, 2015 or December 31, 2014, because the unrealized losses were related primarily to changes in market interest rates and widening of sector spreads and were not necessarily related to the credit quality of the issuers of the securities.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 2 - Investment Securities – Continued

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015:	(dollars in thousands)

US Treasury securities	$3,992	$8	$-	$-	$3,992	$8
US Agency securities	12,958	76	-	-	12,958	76
US Government sponsored mortgage-backed securities	31,091	195	-	-	31,091	195
Total	$48,041	$279	$-	$-	$48,041	$279

December 31, 2014:

US Treasury securities	$6,953	$29	$-	$-	$6,953	$29
US Agency securities	10,024	57	-	-	10,024	57
US Government sponsored mortgage-backed securities	13,405	50	-	-	13,405	50
Total	$30,382	$136	$-	$-	$30,382	$136

The amortized cost and estimated fair value of debt securities as of December 31, 2015, by contractual maturity, are shown in the following table.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity (dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,060	$11,125
Due from one year to five years	28,053	28,211
Due from five years to ten years	1,955	2,063
US Government sponsored mortgage-backed securities	35,065	34,911
	$76,133	$76,310

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable

Loans receivable, including unfunded commitments consist of the following:

	December 31
	2015	2014
	(dollars in thousands)
Residential mortgage, total	$285,930	$309,461
Individually evaluated for impairment	26,087	28,535
Collectively evaluated for impairment	259,843	280,926

Construction, land acquisition and development, total	77,478	84,325
Individually evaluated for impairment	309	917
Collectively evaluated for impairment	77,169	83,408

Land, total	28,677	30,426
Individually evaluated for impairment	1,608	2,039
Collectively evaluated for impairment	27,069	28,387

Lines of credit, total	20,188	19,251
Individually evaluated for impairment	299	454
Collectively evaluated for impairment	19,889	18,797

Commercial real estate, total	174,912	198,539
Individually evaluated for impairment	6,321	6,309
Collectively evaluated for impairment	168,591	192,230

Commercial non-real estate, total	9,296	10,167
Individually evaluated for impairment	122	274
Collectively evaluated for impairment	9,174	9,893

Home equity, total	24,529	28,750
Individually evaluated for impairment	2,285	3,551
Collectively evaluated for impairment	22,244	25,199

Consumer, total	1,224	1,040
Individually evaluated for impairment	10	12
Collectively evaluated for impairment	1,214	1,028

Total Loans	622,234	681,959
Less
Unfunded commitments included above	(21,101)	(36,162)
	601,133	645,797
Individually evaluated for impairment	37,041	42,091
Collectively evaluated for impairment	564,092	603,706
	601,133	645,797
Allowance for loan losses	(8,758)	(9,435)
Deferred loan origination fees and costs, net	(2,719)	(2,480)
Net Loans	$589,656	$633,882

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

Bancorp has experienced extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. An extension may be granted to allow for the completion of the project, marketing or sales of completed units, or to provide for permanent financing, and is based on a re-underwriting of the loan and management's assessment of the borrower's ability to perform according to the agreed-upon terms. Typically, at the time of an extension, borrowers are performing in accordance with contractual loan terms. Extension terms generally do not exceed 12 to 18 months and typically require that the borrower provide additional economic support in the form of partial repayment, additional collateral or guarantees. In cases where the fair value of the collateral or the financial resources of the borrower are deemed insufficient to repay the loan, reliance may be placed on the support of a guarantee, if applicable. However, such guarantees are not relied on when evaluating a loan for impairment and never considered the sole source of repayment.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 3 - Loans Receivable – Continued

 The following is a summary of the allowance for loan losses for the years ended December 31, 2015 and December 31, 2014 (dollars in thousands):

2015	Total	Residential Mortgage	Acquisition and Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Beginning Balance	$9,435	$4,664	$362	$646	$12	$2,504	$280	$963	$4
Provision	(280)	(651)	84	(185)	(190)	368	59	236	(1)
Charge-offs	(1,522)	(454)	-	-	-	(80)	(154)	(834)	-
Recoveries	1,125	629	-	49	235	-	49	163	-
Ending Balance	$8,758	$4,188	$446	$510	$57	$2,792	$234	$528	$3

Allowance on loans individually evaluated for impairment	$2,282	$1,838	$-	$78	$30	$328	$5	$2	$1
Allowance on loans collectively evaluated for impairment	$6,476	$2,350	$446	$432	$27	$2,464	$229	$526	$2

2014	Total	Residential Mortgage	Acquisition and Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Beginning Balance	$11,739	$6,291	$414	$1,346	$36	$2,512	$135	$1,003	$2
Provision	831	(1,089)	11	(1,049)	1,285	59	1,396	221	(3)
Charge-offs	(3,994)	(844)	(63)	-	(1,324)	(92)	(1,410)	(261)	-
Recoveries	859	306	-	349	15	25	159	-	5
Ending Balance	$9,435	$4,664	$362	$646	$12	$2,504	$280	$963	$4

Allowance on loans individually evaluated for impairment	$2,777	$2,113	$-	$53	$-	$224	$15	$370	$2
Allowance on loans collectively evaluated for impairment	$6,658	$2,551	$362	$593	$12	$2,280	$265	$593	$2

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

The allowance for loan losses is based on management’s judgment and evaluation of the loan portfolio.  Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors.  While management believes the allowance was adequate at December 31, 2015, changing economic and market conditions may require future adjustments to the allowance for loan losses.

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

During the year ended December 31, 2015, the provision for loan losses was ($280,000) compared to $831,000 for the year ended December 31, 2014.  This decrease of $1,111,000 was primarily due to lower total loans and improved asset quality at December 31, 2015 compared to December 31, 2014 and lower net charge-offs taken in 2015 compared to 2014.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

The following tables summarize impaired loans at December 31, 2015 and 2014 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2015
Residential mortgage	$11,885	$1,838	$14,202	$26,087	$26,656
Construction, acquisition and development	-	-	309	309	309
Land	639	78	969	1,608	1,723
Lines of credit	299	30	-	299	299
Commercial real estate	3,214	328	3,107	6,321	6,469
Commercial non-real estate	103	5	19	122	123
Home equity	16	2	2,269	2,285	3,251
Consumer	10	1	-	10	10
Total Impaired loans	$16,166	$2,282	$20,875	$37,041	$38,840

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2014
Residential mortgage	$14,094	$2,113	$14,441	$28,535	$29,487
Construction, acquisition and development	-	-	917	917	917
Land	355	53	1,684	2,039	2,157
Lines of credit	-	-	454	454	545
Commercial real estate	2,529	224	3,780	6,309	6,533
Commercial non-real estate	274	15	-	274	274
Home equity	1,472	370	2,079	3,551	4,274
Consumer	12	2	-	12	12
Total Impaired loans	$18,736	$2,777	$23,355	$42,091	$44,199

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

The following tables summarize average impaired loans for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
December 31, 2015
Residential mortgage	$12,645	$540	$13,886	$564	$26,531	$1,104
Construction, acquisition and development	114	1	573	29	687	30
Land	822	21	1,035	72	1,857	93
Lines of credit	25	1	321	18	346	19
Commercial real estate	2,933	134	2,179	166	5,112	300
Commercial non-real estate	213	5	10	13	223	18
Home equity	337	8	2,520	115	2,857	123
Consumer	11	-	414	3	425	3
Total Impaired loans	$17,100	$710	$20,938	$980	$38,038	1,690

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
December 31, 2014
Residential mortgage	$14,222	$592	$17,342	$648	$31,564	$1,240
Construction, acquisition and development	-	-	1,831	54	1,831	54
Land	359	13	1,774	89	2,133	102
Lines of credit	599	15	616	41	1,215	56
Commercial real estate	2,556	120	4,515	230	7,071	350
Commercial non-real estate	258	5	406	23	664	28
Home equity	1,460	-	2,174	65	3,634	65
Consumer	13	-	-	-	13	-
Total Impaired loans	$19,467	$745	$28,658	$1,150	$48,125	1,895

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

Included in the above impaired loans amount at December 31, 2015 is $28,067,000 of loans that are not in non-accrual status.  In addition, there was a total of $26,087,000 of residential real estate loans included in impaired loans at December 31, 2015, of which $20,378,000 were to consumers and $5,709,000 to builders. The collateral supporting impaired loans is individually reviewed by management to determine its estimated fair market value, less estimated disposal cost and a charge-off to the loan is made, if necessary, for the difference between the carrying amount of any loan and the estimated fair value of the collateral less estimated disposal cost.  A specific allowance is established if the net collateral value has not been finalized, but management determines that it is likely that the net collateral value of the loan is lower than the carrying value of the loan.

The following tables present the classes of the loan portfolio, including unfunded commitments summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2015 and 2014 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015
Residential mortgage	$268,583	$12,457	$4,890	$-	$285,930
Construction acquisition and development	77,168	71	239	-	77,478
Land	26,845	1,268	564	-	28,677
Lines of credit	19,521	368	299	-	20,188
Commercial real estate	155,766	13,208	5,938	-	174,912
Commercial non-real estate	9,151	125	20	-	9,296
Home equity	22,018	588	1,923	-	24,529
Consumer	1,224	-	-	-	1,224
Total loans	$580,276	$28,085	$13,873	$-	$622,234

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Residential mortgage	$295,589	$1,331	$12,541	$-	$309,461
Construction acquisition and development	82,778	-	1,547	-	84,325
Land	30,285	-	141	-	30,426
Lines of credit	16,112	2,479	660	-	19,251
Commercial real estate	181,686	7,172	9,681	-	198,539
Commercial non-real estate	9,275	637	255	-	10,167
Home equity	25,769	-	2,981	-	28,750
Consumer	985	-	55	-	1,040
Total loans	$642,479	$11,619	$27,861	$-	$681,959

Included in the Pass column were $21,101,000 and $36,162,000 in unfunded commitments at December 31, 2015 and 2014, respectively.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  There were no loans past due greater than 90 days and still accruing as of December 31, 2015 and 2014. Included in the Current column were $21,101,000 and $36,162,000 in unfunded commitments at December 31, 2015 and 2014, respectively. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2015 and 2014 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Non-Accrual
December 31, 2015
Residential mortgage	$1,593	$65	$2,461	$4,119	$281,811	$285,930	$3,191
Construction acquisition and development	-	-	-	-	77,478	77,478	244
Land	137	-	156	293	28,384	28,677	277
Lines of credit	149	-	-	149	20,039	20,188	483
Commercial real estate	253	-	292	545	174,367	174,912	2,681
Commercial non-real estate	-	-	-	-	9,296	9,296	-
Home equity	-	-	625	625	23,904	24,529	2,098
Consumer	3	-	-	3	1,221	1,224	-
Total loans	$2,135	$65	$3,534	$5,734	$616,500	$622,234	$8,974

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Non-Accrual
December 31, 2014
Residential mortgage	$2,549	$2,333	$3,095	$7,977	$301,484	$309,461	$6,052
Construction acquisition and development	-	-	-	-	84,325	84,325	115
Land	-	-	6	6	30,420	30,426	847
Lines of credit	-	-	-	-	19,251	19,251	388
Commercial real estate	447	45	375	867	197,672	198,539	652
Commercial non-real estate	-	-	-	-	10,167	10,167	1,775
Home equity	174	242	2,417	2,833	25,917	28,750	3,016
Consumer	-	-	-	-	1,040	1,040	-
Total loans	$3,170	$2,620	$5,893	$11,683	$670,276	$681,959	$12,845

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

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Unless otherwise noted, the Bank requires collateral or other security to support financial instruments with off-balance-sheet credit risk.

Financial Instruments Whose Contract Amounts Represent Credit Risk	Contract Amount At December 31,
	2015	2014
	(dollars in thousands)
Standby letters of credit	$5,937	$7,357
Home equity lines of credit	7,467	8,571
Unadvanced construction commitments	21,101	36,162
Mortgage loan commitments	3,233	2,120
Lines of credit	27,189	23,844
Loans sold with limited repurchase provisions	65,107	38,247

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes, except for certain standby letters of credit, that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of December 31, 2015 and 2014 for guarantees under standby letters of credit issued was $115,000 and $314,000, respectively.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable – Continued

Mortgage loan commitments not reflected in the accompanying statements of financial condition at December 31, 2015 include seven loans at a fixed interest rate range of 3.75% to 8.00% totaling $3,233,000 and two at floating interest rates totaling $0, and at December 31, 2014 included $2,120,000 at a fixed rate range of 3.75% to 4.50% and none at floating interest rates.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. The loans sold under these agreements for the years ended December 31, 2015 and 2014 were $163,150,000 and $90,560,000, respectively. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within a period ranging generally from 120 to 180 days after the sale date depending on the investor’s agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the consolidated statement of financial condition at December 31, 2015 and 2014 as a liability for credit loss related to these loans.  The Bank repurchased no loans under these agreements in 2015 or 2014.

Only loans originated specifically for sale are recorded as held for sale at the period ended December 31, 2015 and December 31, 2014.

Except for the liability recorded for standby letters of credit of $115,000 and $314,000 at December 31, 2015 and 2014, respectively, liabilities for credit losses associated with these commitments were not material at December 31, 2015 and 2014.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

The following tables present newly restructured loans that occurred during the years ended December 31, 2015 and 2014 by the type of concession (dollars in thousands):

Year ended December 31, 2015
	Rate Modification	Contracts	Term Modifications	Contracts	Combination Modifications	Contracts	Total	Total Contracts

Pre-Modification Outstanding Recorded Investment:

Residential mortgage	$-	-	$91	1	$-	1	$91	2
Construction, acquisition and development	-	-	-	-	-	-	-	-
Land	-	-	-	-	61	1	61	1
Lines of credit	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total loans	$-	-	$91	1	$61	2	$152	3

Post-Modification Outstanding Recorded Investment:

Residential mortgage	$-	-	$91	1	$109	1	$200	2
Construction, acquisition and development	-	-	-	-	-	-	-	-
Land	-	-	-	-	31	1	31	1
Lines of credit	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total loans	$-	-	$91	1	$140	2	$231	3

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable – Continued

Interest on TDRs was accounted for under the following methods as of December 31, 2015 and December 31, 2014 (dollars in thousands):

	Number of Contracts	Accrual Status	Number of Contracts	Non- Accrual Status	Total Number of Contracts	Total Modifications
December 31, 2015
Residential mortgage	55	$20,831	3	$1,071	58	$21,902
Construction, acquisition and development	1	71	-	-	1	71
Land	6	907	1	6	7	913
Lines of credit	-	-	-	-	-	-
Commercial real estate	4	2,464	2	252	6	2,716
Commercial non-real estate	4	103	-	-	4	103
Home equity	-	-	-	-	-	-
Consumer	1	10	-	-	1	10
Total loans	71	$24,386	6	$1,329	77	$25,715
December 31, 2014
Residential mortgage	57	$22,154	5	$2,402	62	$24,556
Construction, acquisition and development	2	803	-	-	2	803
Land	5	982	1	6	6	988
Lines of credit	-	-	-	-	-	-
Commercial real estate	6	3,623	1	109	7	3,732
Commercial non-real estate	5	150	2	124	7	274
Home equity	-	-	-	-	-	-
Consumer	1	12	-	-	1	12
Total loans	76	$27,724	9	$2,641	85	$30,365

Management does not charge off a TDR, or a portion of a TDR, until one of the following conditions has been met:

•	The loan has been foreclosed on. Once the loan has been transferred from the loans receivable to foreclosed real estate, a charge off is recorded for the difference between the recorded amount of the loan and the net value of the underlying collateral.

•	An agreement to accept less than the face value of the loan has been made with the borrower. Once an agreement has been finalized, and any proceeds from the borrower are received, a charge off is recorded for the difference between the recorded amount of the loan and the net value of the underlying collateral.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Premises and Equipment

Premises and equipment are summarized by major classification as follows:

	December 31,		Estimated
	2015	2014	Useful Lives
	(dollars in thousands)
Land	$1,537	$1,537	-
Building	29,464	29,423	39 Years
Leasehold improvements	1,676	1,675	15-27.5 Years
Furniture, fixtures and equipment	2,385	2,985	3-10 Years
Construction in process	37	-
Total at cost	35,099	35,620
Accumulated depreciation	(10,809)	(10,461)
	$24,290	$25,159

Depreciation expense was $1,137,000 and $1,110,000 for the years ended December 31, 2015 and 2014, respectively.

Bancorp has four retail branch locations in Anne Arundel County, Maryland, of which it owns three and leases the fourth from a third party.  The lease term expires July 2020. There is an option remaining to renew the lease for one additional five year term.  In addition, the Bank leases office space in Annapolis, Maryland from a third party.  The lease expires in January 2020.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Premises and Equipment - Continued

The minimum future annual rental payments on leases are as follows:

Years Ended December 31, (in thousands)
2016	$152
2017	152
2018	134
2019	134
2020	94

Total rent expense was $131,000 and $121,000 for the years ended December 31, 2015 and 2014, respectively.

The minimum future annual rental income on leases is as follows:

Years Ended December 31, (in thousands)
2016	$974
2017	674
2018	455
2019	217

H.S. West, LLC, a subsidiary of the Bank, leases space to three unrelated companies and to a law firm of which the President of Bancorp and the Bank is a partner.  Total gross rental income included in occupancy expense on the Consolidated Statements of Operations was $970,000 and $956,000 for the years ended December 31, 2015 and 2014, respectively.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Foreclosed Real Estate

As of December 31, 2015, Bancorp had foreclosed real estate consisting of seven residential properties with a carrying value of $1,419,000 and three land parcels with a carrying value of $325,000.  During the year ended December 31, 2015, Bancorp sold a total of twelve properties previously included in foreclosed real estate.  The properties sold during 2015 had a combined net book value of $2,379,000 after total write-downs taken subsequent to their transfer from loans to foreclosed real estate of $1,023,000, and were sold at a combined net gain of $49,000.  In addition, Bancorp incurred $1,526,000 in costs related to the sale of the properties.  The following table summarizes the changes in foreclosed real estate for the years ended December 31, 2015 and 2014 (dollars in thousands):

Foreclosed real estate at December 31, 2013	$8,972
Transferred from impaired loans, net of specific reserves of $3,303	847
Property improvements	-
Additional write downs	-
Property sold, including loss on sale	(7,872)
Foreclosed real estate at December 31, 2014	$1,947
Transferred from impaired loans, net of specific reserves of $2,282	2,234
Property improvements	-
Additional write downs	(58)
Property sold, including loss on sale	(2,379)
Foreclosed real estate at December 31, 2015	$1,744

Total foreclosed real estate expense for 2015 was $230,000.  Net gain on the property sales was $49,000, property write downs totaled $58,000 and operating expense was $221,000.  Total foreclosed real estate expense for 2014 was $10,000.  Net gain on the property sales was $302,000, property write downs totaled $0 and operating expense was $312,000.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction totaled $1,487,000 as of December 31, 2015.

Note 6 - Investment in Federal Home Loan Bank of Atlanta Stock

The Bank is required to maintain an investment in the stock of the FHLB in an amount equal to at least 1% of the unpaid principal balances of the Bank's residential mortgage loans or 1/20 of its outstanding advances from the FHLB, whichever is greater. Purchases and sales of stock are made directly with the FHLB at par value.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Deposits

Deposits in the Bank as of December 31, 2015 and 2014 consisted of the following:

	December 31, 2015		December 31, 2014
Category	Amount	Percent	Amount	Percent
	(dollars in thousands)
NOW accounts	$56,096	10.71%	$54,827	10.08%
Money market accounts	47,690	9.11%	39,579	7.28%
Passbooks	111,992	21.38%	126,062	23.18%
Certificates of deposit	277,778	53.03%	298,489	54.89%
Non-interest bearing accounts	30,215	5.77%	24,857	4.57%
Total deposits	$523,771	100.00%	$543,814	100.00%

At December 31, 2015 scheduled maturities of certificates of deposit are as follows:

Amount
(dollars in thousands)
One year or less	$169,298
More than 1 year to 2 years	56,335
More than 2 years to 3 years	21,899
More than 3 years to 4 years	5,936
More than 4 years to 5 years	24,310
$277,778

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $250,000 was $25,713,000 and $30,702,000 at December 31, 2015 and 2014, respectively.

Note 8 – Long Term Borrowings

The Bank's total credit availability under the FHLB’s credit availability program was $192,672,000 and $153,070,000 at December 31, 2015 and 2014, respectively.  The Bank’s credit availability is based on the level of collateral pledged up to 25% of total assets. There were no short-term borrowings with the FHLB at December 31, 2015 and 2014.   Long-term advances outstanding were $115,000,000 at December 31, 2015 and 2014.  The maturities of these long-term advances at December 31, 2015 are as follows (dollars in thousands):

Rate	Amount	Maturity
1.81% to 1.83%	$15,000	2016
2.43% to 4.05%	70,000	2017
2.58% to 3.43%	15,000	2018
4.00%	15,000	2019
	$115,000

The Bank's stock in the FHLB is pledged as security for the advances and under a blanket floating lien security agreement with the FHLB. The Bank is required to maintain as collateral for its advances, qualified loans in varying amounts depending on the loan type.  Loans with an approximate fair value of $274,783,000 are pledged as collateral at December 31, 2015.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Subordinated Debentures

As of December 31, 2015, Bancorp had outstanding approximately $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR (0.32% December 31, 2015) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

The 2035 Debentures were issued and sold to Severn Capital Trust I (the “Trust”), of which 100% of the common equity is owned by Bancorp. The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures.  The 2035 Debentures held by the Trust are the sole assets of the Trust. Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures. The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures. Bancorp has entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee. $17,000,000 of the proceeds from Bancorp’s issuance of the debentures was contributed to the Bank, and qualifies as Tier 1 capital for the Bank under Federal Reserve Board guidelines.  Under the terms of the 2035 Indenture, Bancorp is permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods provided that no event of default has occurred and is continuing.  As of December 31, 2015, Bancorp has deferred the payment of fifteen quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,863,000.  This amount is included in the accrued interest payable and other liabilities total on the balance sheet.

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

The Subordinated Notes pay interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Debt issuance costs totaled $245,000 and are being amortized over 10 years.  Interest payments on the Subordinated Notes are current as of December 31, 2015.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Employee Benefit Plans

The Bank has a 401(k) Retirement Savings Plan.  Employees may contribute a percentage of their salary up to the maximum amount allowed by law. The Bank is obligated to contribute 50% of the employee's contribution, not to exceed 6% of the employee's annual salary. All employees who have completed one year of service with the Bank are eligible to participate. The Bank's contributions to this plan were $217,000, and $198,000 for the years ended December 31, 2015 and 2014, respectively.

The Bank has an Employee Stock Ownership Plan ("ESOP") for the exclusive benefit of participating employees. The Bank recognized ESOP expense of $140,000 for each of the years ended December 31, 2015 and 2014, and had unallocated shares to participants in the plan totaling 10,000 shares and 25,000 shares as of December 31, 2015 and 2014, respectively.  The fair value of the unallocated shares at December 31, 2015 was approximately $58,000.

Note 11 - Stockholders’ Equity

As part of the private placement offering discussed in Note 9, Bancorp issued a total of 437,500 shares of its Series A 8.0% Non-Cumulative Convertible preferred stock (“Series A preferred stock”). The liquidation preference is $8.00 per share.  Holders of Series A preferred stock will not be entitled to any further liquidation distribution on the Series A preferred stock. Each share of Series A preferred stock is convertible at the option of the holder into one share of Bancorp common stock, subject to adjustment upon certain corporate events. The initial conversion rate is equivalent to an initial conversion price of $8.00 per share of Bancorp common stock. At the option of Bancorp, on and after December 31, 2015, at any time and from time to time, some or all of the Series A preferred stock may be converted into shares of Bancorp common stock at the then-applicable conversion rate.  Costs related to the issuance of the preferred stock totaled $247,000 and were netted against the proceeds.

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

Bancorp’s ability to declare dividends on its common stock are limited by the terms of Bancorp’s Series A preferred stock and Series B preferred stock.  Bancorp may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to its common stock in any quarter until the dividend on the Series A preferred stock has been declared and paid for such quarter, subject to certain minor exceptions.  Additionally, Bancorp may not declare or pay dividend or distribution on its common stock, and Bancorp may not purchase, redeem or otherwise acquire for consideration any of its common stock, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Series B preferred stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside), subject to certain minor exceptions.  As of December 31, 2015, the cumulative amount of dividends of the Series B preferred stock in arrears not declared, including interest on unpaid dividends was $7,033,000.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the dividend arrearages on its Series B preferred stock have been paid in full and until Bancorp declares and pays a dividend on its Series A preferred stock.

Additionally, under the terms of Bancorp's 2035 Debentures, if (i) there has occurred and is continuing an event of default, (ii) Bancorp is in default with respect to payment of any obligations under the related guarantee or (iii) Bancorp has given notice of its election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then Bancorp may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of its capital stock, including common stock.  As permitted under the terms of the 2035 Debentures, as of December 31, 2015, Bancorp has deferred the payment of fifteen quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,863,000.  Accordingly, Bancorp will not be able to pay dividends on its common stock until the interest deferrals on the 2035 Debentures have been paid in full.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12- Stock-Based Compensation

Bancorp has a stock-based compensation plan for directors, officers, and other key employees of Bancorp.  The aggregate number of shares of common stock that may be issued with respect to the awards granted under the plan is 500,000 plus any shares forfeited under Bancorp’s old stock-based compensation plan.  Under the terms of the plan, Bancorp has the ability to grant various stock compensation incentives, including stock options, stock appreciation rights, and restricted stock.  The number of shares available to grant under the plan was 260,501 at December 31, 2015.  The stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors.  Under the stock based compensation plan, stock options generally have a maximum term of ten years, and are granted with an exercise price at least equal to the fair market value of the common stock on the date the options are granted.  Generally, options granted to directors of Bancorp vest immediately, and options granted to officers and employees vest over a five-year period, although the Compensation Committee has the authority to provide for different vesting schedules.

Bancorp follows FASB ASC 718, Compensation – Stock Compensation (FASB ASC 718) to account for stock-based compensation.  FASB ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statement of operations at fair value.  FASB ASC 718 requires an entity to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award.  The expense is recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2015 and 2014 totaled $120,000 and $201,000, respectively.  There was no income tax benefit recognized in the consolidated statements of operations for stock-based compensation for the years ended December 31, 2015 and 2014.

There were 111,500 options granted in 2015 and 50,000 options granted in 2014.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12- Stock-Based Compensation – Continued

Information regarding Bancorp’s stock option plan as of and for the years ended December 31, 2015 and 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	319,000	$4.23
Options granted	50,000	4.67
Options exercised	(700)	3.37
Options forfeited	(40,100)	3.93
Options outstanding, December 31, 2014	328,200	4.33
Options granted	111,500	5.85
Options exercised	(21,500)	4.48
Options forfeited	(78,400)	4.29
Options outstanding, December 31, 2015	339,800	4.83	3.48	$322,714
Options exercisable, December 31, 2015	104,230	4.17	2.53	$164,859
Option price range at December 31, 2015		$3.37 to $6.33

The stock-based compensation expense amounts were derived using the Black-Scholes option-pricing model.  The following weighted average assumptions were used to value options granted in current and prior periods presented.

	2015	2014
Expected life of options	5.5 years	5.5 years
Risk-free interest rate	1.71%	1.76%
Expected volatility	61.84%	66.61%
Expected dividend yield	0.00%	0.00%
Weighted average fair value of options granted	$3.16	$2.63

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12- Stock-Based Compensation – Continued

The following table summarizes the nonvested options in Bancorp’s stock option plan as of December 31, 2015.

	Shares	Weighted Average Exercise Price
Nonvested options outstanding, December 31, 2014	198,505	$4.44
Nonvested options granted	111,500	5.85
Nonvested options vested	(45,435)	4.31
Nonvested options forfeited	(29,000)	4.55
Nonvested options outstanding, December 31, 2015	235,570	$5.13

As of December 31, 2015, there was approximately $690,000 of total unrecognized stock-based compensation cost related to non-vested stock options, which is expected to be recognized over a period of fifty-eight months.

Note 13- Regulatory Matters

As of December 31, 2015, Bancorp’s reservable liability was below the threshold established by the Federal Reserve Bank and therefore, Bancorp was not required to maintain reserves (in the form of deposits with the Federal Reserve Bank or a correspondent bank on behalf of the Federal Reserve Bank.)

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

As of December 31, 2015, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13- Regulatory Matters – Continued

The following table presents the Bank's actual capital amounts and ratios at December 31, 2015 and 2014:

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount		%		Amount		%
	(dollars in thousands)
December 31, 2015
Tangible (1)	$112,959	14.8%	$11,423		1.50%		N/	A	N/	A
Tier 1 capital (2)	112,959	19.6%	34,626		6.00%		$46,168		8.00%
Common Equity Tier 1 (2)	112,959	19.6%	25,970		4.50%		$37,512		6.50%
Leverage (1)	112,959	14.8%	30,461		4.00%		38,076		5.00%
Total (2)	120,193	20.8%	46,168		8.00%		57,710		10.00%

December 31, 2014
Tangible (1)	$106,916	13.8%	$11,590		1.50%		N/	A	N/	A
Tier 1 capital (2)	106,916	19.4%	N/	A	N/	A	$33,081		6.00%
Leverage (1)	106,916	13.8%	30,906		4.00%		38,633		5.00%
Total (2)	113,848	20.6%	44,108		8.00%		55,135		10.00%

(1) To adjusted total assets.
(2) To risk-weighted assets.

On November 23, 2009, Bancorp and the Bank each entered into a supervisory agreement with the Office of Thrift Supervision (“OTS”).  As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), effective as of July 21, 2011, the OTS was abolished, and the regulatory oversight functions and authority of the OTS related to the Bank were transferred to the Office of the Comptroller of the Currency (“OCC”) and the regulatory oversight functions and authority of the OTS related to Bancorp were transferred to the Board of Governors of the Federal Reserve System (“Federal Reserve” or “FRB”).  The Bank’s supervisory agreement was replaced by a formal agreement dated April 23, 2013 with the OCC.  On October 15, 2015, the Bank was notified by the OCC that its agreement was terminated. Bancorp’s supervisory agreement was enforced by the FRB.  On January 21, 2016, Bancorp was notified by FRB that its agreement was terminated.

On April 23, 2013, the Bank was notified by the OCC that the OCC established minimum capital ratios for the Bank requiring it to immediately maintain a Tier 1 Leverage Capital Ratio to Adjusted Total Assets of at least 10% and a Total Risk-Based Capital to Risk-Weighted Assets ratio of at least 15%.  On October 15, 2015 the Bank was notified by the OCC that these additional minimum capital ratios were no longer required.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Income Taxes

The income tax provision consists of the following for the years ended December 31:

	2015	2014
Current
Federal	$83	$12
State	7	19
	90	31
Deferred
Federal	1,486	1,029
State	321	251
	1,807	1,280
Valuation allowance	(1,807)	(1,280)

Total income tax provision	$90	$31

The amount computed by applying the statutory federal income tax rate to income before taxes is less than the tax provision for the following reasons for the years ended December 31:

	2015		2014
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Statutory Federal income tax rate	$1,572	34.0%	$1,000	34.0%
State tax net of Federal income tax benefit	216	4.7%	178	6.1%
Valuation allowance change	(1,807)	(39.1)%	(1,280)	(43.5)%
Other adjustments	109	2.4%	133	4.5%
	$90	2.0%	$31	1.1%

Bancorp does not have a liability related to tax positions at December 31, 2015 or 2014.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below:

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Income Taxes - Continued

	2015	2014

	(dollars in thousands)
Deferred Tax Assets:
Allowance for loan losses	$5,456	$5,648
Loan charge-offs	-	-
Reserve on foreclosed real estate	552	565
Reserve for uncollected interest	143	263
Reserve for contingent liability	57	128
Federal net operating loss carryforwards	7,306	8,593
State net operating loss carryforwards	1,457	1,606
Charitable contribution carryforwards	319	319
Other	88	12
Total deferred tax assets	15,378	17,134
Valuation allowance	(12,485)	(14,292)
Total deferred tax assets, net of valuation allowance	2,893	2,842

Deferred Tax Liabilities:
Federal Home Loan Bank stock dividends	(84)	(84)
Loan origination costs	(733)	(627)
Accelerated depreciation	(1,544)	(1,599)
Prepaid expenses	(278)	(265)
Mortgage servicing rights	(252)	(265)
Other	(2)	(2)
Total deferred tax liabilities	(2,893)	(2,842)

Net deferred tax assets	$-	$-

At December 31, 2015, federal net operating losses totaled $20,875,000 and expire in 2033 and 2034.  The state net operating losses totaled $27,173,000 and expire at various times from 2023 through 2033.

In assessing the realizability of federal or state deferred tax assets at December 31, 2015, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and prudent, feasible and permissible as well as available tax planning strategies in making this assessment.  Based on its review of all available evidence, and after consideration of the losses recorded on the loan sales in 2013, management determined it was more likely than not that the deferred tax assets will not be realized and accordingly determined that a valuation allowance should be recorded as of December 31, 2015 and 2014.  The deferred tax asset valuation may, in accordance with the requirements of generally accepted accounting principles, be reversed in future periods, depending upon Bancorp’s financial position and results of operations in the future, among other factors, and, in such event, may be available to increase future earnings.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Income Taxes - Continued

Bancorp will continue to have the benefit of the net operating loss carryforward relating to the deferred tax asset, and will have the ability to utilize the carryforward against future federal and state income taxes.

The statute of limitations for Internal Revenue Service examination of Bancorp’s federal consolidated tax returns remains open for tax years 2012 through 2015.

Note 15 - Related Party Transactions

During the years ended December 31, 2015 and 2014, the Bank engaged in the transactions described below with parties that are deemed affiliated.

During January 2007, a law firm, in which the President of Bancorp and the Bank is a partner, entered into a five year lease agreement with a subsidiary of Bancorp.  The term of the lease is five years with the option to renew the lease for three additional five year terms.  The first option to renew was exercised in January 2012.  The total payments received by the subsidiary, which includes rent, common area maintenance and utilities were $404,000 and $385,000 for the years ended December 31, 2015 and 2014, respectively.  In addition, the law firm represents Bancorp and the Bank in certain legal matters. The fees for services rendered by that firm were $206,000, and $324,000 for the years ended December 31, 2015 and 2014 respectively.

Members of the Board of Directors of Bancorp had loans outstanding totaling $3,186,000 and $3,340,000 at December 31, 2015 and 2014, respectively.  The following table shows loan activity for the year ended December 31, 2015:

2015
Beginning balance as of December 31, 2014	$3,340,000
Loan funding	-
Loan pay off/payment	154,000
Ending balance as of December 31, 2015	$3,186,000

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

Level 2:  Significant other observable inputs other than level 1 such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, inputs that are observable or can be corroborated by observable market data.

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

The following information should not be interpreted as an estimate of the fair value of Bancorp since a fair value calculation is only provided for a limited portion of Bancorp’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Bancorp’s financial instruments at December 31, 2015 and December 31, 2014.

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

Impaired loans are those for which Bancorp has measured impairment based on the present value of expected future cash flows or on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $16,166,000 and $18,736,000 at December 31, 2015 and December 31, 2014, respectively, less their valuation allowances of $2,282,000 and $2,777,000 at December 31, 2015 and December 31, 2014, respectively.  The fair value of seven impaired collateral-dependent loans that were partially charged off during the year ended December 31, 2015 totaled $3,219,000 net of charge-offs of $622,000.  The fair value of nine impaired collateral-dependent loans that were partially charged off during the year ended December 31, 2014 totaled $3,834,000 net of charge-offs of $477,000.

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

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring and recurring basis by level within the fair value hierarchy as of December 31, 2015:

		December 31, 2015 Fair Value Measurement Using:
	December 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$17,103	$-	$-	$17,103
Foreclosed real estate	543	-	-	543
Total nonrecurring fair value measurements	$17,646	$-	$-	$17,646

Recurring fair value measurements
Mortgage servicing rights	$623	$-	$-	$623
Rate lock commitments	141	-	141	-
Mandatory forward contracts	111	-	111	-
Total recurring fair value measurements	$875	$-	$252	$623

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring and recurring basis by level within the fair value hierarchy as of December, 31, 2014:

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

There were no liabilities that were required to be re-measured on a nonrecurring basis at December 31, 2015 or December 31, 2014.

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
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Fair Value of Financial Instruments – Continued

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2015
Impaired loans	$13,884	PV of future cash flows (1)	Discount Rate	-6.00%
	$3,219	Appraisal of collateral (2)	Liquidation expenses (3)	-6.00%

Foreclosed real estate	$543	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-6.12% to -7.31% (-6.24%)

December 31, 2014
Impaired loans	$15,589	PV of future cash flows (1)	Discount Rate	-6.00%
	$370	Appraisal of collateral (2)	Liquidation expenses (3)	-6.00%

Foreclosed real estate	$1,947	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-6.51% to -100% (-13.94%)

(1)	Cash flow which generally include various level 3 inputs which are not identifiable.
(2)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(3)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(4)	Includes qualitative adjustments by management and estimated liquidation expenses.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Fair Value of Financial Instruments – Continued

The estimated fair values of Bancorp's financial instruments as of December 31, 2015 and December 31, 2014 were as follows:

			Fair Value Measurement at December 31, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets	(dollars in thousands)
Cash and cash equivalents	$43,591	$43,591	$43,591	$-	$-
Investment securities (HTM)	76,133	76,310	-	76,310	-
Loans held for sale	13,203	13,295	-	13,295	-
Loans receivable, net	589,656	593,742	-	-	593,742
FHLB stock	5,626	5,626	-	5,626	-
Accrued interest receivable	2,218	2,218	-	2,218	-
Mortgage servicing rights	623	623	-	-	623
Rate lock commitments	141	141	-	141	-
Mandatory forward contracts	111	111	-	111	-
Financial Liabilities
Deposits	$523,771	$524,458	-	524,458	-
FHLB advances	115,000	110,759	-	110,759	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	3,137	3,137	-	3,137	-

Off Balance Sheet Commitments	$-	$-	$-	$-	$-

			Fair Value Measurement at December 31, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets	(dollars in thousands)
Cash and cash equivalents	$33,335	$33,335	33,335	$-	$-
Investment securities (HTM)	59,616	60,123	-	60,123	-
Loans held for sale	7,165	7,211	-	7,211	-
Loans receivable, net	633,882	636,696	-	-	636,696
FHLB stock	5,936	5,936	-	5,936	-
Accrued interest receivable	2,297	2,297	-	2,297	-
Mortgage servicing rights	658	658	-	-	658
Rate lock commitments	139	139	-	139	-

Financial Liabilities
Deposits	$543,814	$544,751	-	544,751	-
FHLB advances	115,000	108,859	-	108,859	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	2,136	2,136	-	2,136	-
Mandatory forward contracts	59	59	-	59	-

Off Balance Sheet Commitments	$-	$-	-	$-	$-

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Fair Value of Financial Instruments – Continued

The foregoing information should not be interpreted as an estimate of the fair value of Bancorp since a fair value calculation is only provided for a limited portion of Bancorp’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Bancorp’s financial instruments at December 31, 2015 and 2014.

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

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at December 31, 2015 and 2014.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Condensed Financial Information (Parent Company Only)

Information as to the financial position of Severn Bancorp, Inc. as of December 31, 2015 and 2014 and results of operations and cash flows for each of the years ended December 31, 2015 and 2014 is summarized below.

	December 31,
	2015	2014

	(dollars in thousands)
Statements of Financial Condition

Cash	$993	$1,316
Equity in net assets of subsidiaries:
Bank	113,294	107,316
Non-Bank	3,881	3,758
Loans, net of allowance for loan losses	-	-
Other assets	912	920

Total assets	$119,080	$113,310

Subordinated debentures	$24,119	$24,119
Other liabilities	8,505	5,381

Total liabilities	32,624	29,500

Stockholders’ equity	86,456	83,810

Total liabilities and stockholders’ equity	$119,080	$113,310

	December 31,
	2015	2014

Statements of Operations
Interest income	$-	$34
Interest expense on subordinated debentures	1,322	1,086

Net interest expense	(1,322)	(1,052)

General and administrative expenses	243	242
Provision for loan losses	-	(19)
Loss before income taxes and equity in undistributed net income of subsidiaries	(1,565)	(1,275)

Income tax expense	-	(20)
Equity in undistributed net income of subsidiaries	6,100	4,204

Net income	$4,535	$2,909

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Condensed Financial Information (Parent Company Only) - Continued

	For the Years Ended December 31,
	2015	2014
	(dollars in thousands)
Statements of Cash Flows

Cash Flows from Operating Activities:
Net income	$4,535	$2,909
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(6,100)	(4,204)
Provision for loan losses	-	(19)
Decrease in other assets	8	559
Stock-based compensation expense	120	201
Increase in other liabilities	1,018	298

Cash used in operating activities	(419)	(256)

Cash Flows from Investing Activities:
Net decrease in loans	-	350

Cash provided by investing activities	-	350

Cash Flows from Financing Activities:
Proceeds from sale of foreclosed real estate	-	250
Proceeds from exercise of options	96	3

Cash provided by financing activities	96	253

(Decrease) increase in cash and cash equivalents	(323)	347

Cash and cash equivalents at beginning of year	1,316	969

Cash and cash equivalents at end of year	$993	$1,316