Form 10-Q
period 2016-03-31
SEVERN BANCORP INC
filed 2016-05-12
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on May 12, 2016: 12,104,379 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

PART I– FINANCIAL INFORMATION

Item 1.	Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(dollars in thousands, except per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$39,126	$28,366
Interest-bearing deposits in other banks	9,579	15,225
Federal funds sold	4,393	-
Cash and cash equivalents	53,098	43,591
Investment securities held to maturity (fair value: $75,856 at March 31, 2016; $76,310 at December 31, 2015)	74,757	76,133
Loans held for sale	5,724	13,203
Loans receivable, net of allowance for loan losses of $8,633 and $8,758, respectively	592,655	589,656
Premises and equipment, net	24,064	24,290
Foreclosed real estate	1,737	1,744
Federal Home Loan Bank stock, at cost	5,613	5,626
Accrued interest receivable and other assets	7,786	7,836

Total assets	$765,434	$762,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$524,733	$523,771
Long-term borrowings	115,000	115,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	14,697	12,733

Total liabilities	678,549	675,623

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
Preferred stock series “A”, 437,500 shares issued and outstanding; $3,500 liquidation preference	4	4
Preferred stock series “B”, 23,393 shares issued and outstanding; $23,393 liquidation preference	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized;10,088,879 shares issued and outstanding	101	101
Additional paid-in capital	76,451	76,335
Retained earnings	10,329	10,016

Total stockholders' equity	86,885	86,456

Total liabilities and stockholders' equity	$765,434	$762,079

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2016	2015
Interest Income
Loans, including fees	$7,107	$7,546
Securities, taxable	311	233
Other	86	81
Total interest income	7,504	7,860

Interest Expense
Deposits	979	1,004
Long-term/short-term borrowings and subordinated debentures	1,290	1,197
Total interest expense	2,269	2,201

Net interest income	5,235	5,659
Provision for loan losses	-	100
Net interest income after provision for loan losses	5,235	5,559

Non-interest Income
Mortgage banking activities	692	470
Real estate commissions	118	107
Real estate management fees	165	158
Other	246	165
Total non-interest income	1,221	900

Non-Interest Expenses
Compensation and related expenses	3,636	3,810
Occupancy	452	425
Legal	130	62
Foreclosed real estate, net	45	(65)
FDIC assessments and regulatory expense	130	318
Professional fees	172	266
Advertising	133	142
Online charges	257	209
Credit report and appraisal fees	103	130
Other	491	296
Total non-interest expenses	5,549	5,593

Income before income tax provision	907	866
Income tax provision	-	1
Net income	$907	$865
Amortization of discount on preferred stock	(68)	(68)
Dividends on preferred stock	(526)	(527)
Net income available to common stockholders	$313	$270
Basic income per share	$0.03	$0.03
Diluted income per share	$0.03	$0.03

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
 (dollars in thousands, except per share data)

Three Months Ended March 31, 2016

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2015	$4	$101	$76,335	$10,016	$86,456

Net Income	-	-	-	907	907
Stock-based compensation	-	-	48	-	48
Dividend declared on Series B
preferred stock	-	-	-	(526)	(526)
Amortization of discount on
Series B preferred stock	-	-	68	(68)	-

Balance – March 31, 2016	$4	$101	$76,451	$10,329	$86,885

Three Months Ended March 31, 2015

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2014	$4	$101	$75,848	$7,857	$83,810

Net Income	-	-	-	865	865
Exercise of stock options (20,500 shares)	-	-	93	-	93
Stock-based compensation	-	-	34	-	34
Dividend declared on Series B
preferred stock	-	-	-	(527)	(527)
Amortization of discount on
Series B preferred stock	-	-	68	(68)	-

Balance – March 31, 2015	$4	$101	$76,043	$8,127	$84,275

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015

Cash Flows from Operating Activities

Net income	$907	$865
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred loan fees	(297)	(297)
Net amortization of premiums and discounts	104	91
Provision for loan losses	-	100
Provision for depreciation	286	280
Provision for foreclosed real estate losses	70	-
Gain on sale of mortgage loans	(692)	(470)
Gain on sale of foreclosed real estate	(57)	(99)
Proceeds from loans sold to others	36,580	29,473
Loans originated for sale	(28,409)	(34,897)
Stock-based compensation expense	48	34
Decrease in accrued interest receivable and other assets	50	1,689
Increase in accrued interest payable and other liabilities	1,438	1,587

Net cash provided by (used in) operating activities	10,028	(1,644)

Cash Flows from Investing Activities

Purchase of investment securities held to maturity	(1,021)	-
Proceeds from maturing investment securities held to maturity	1,000	1,000
Principal collected on mortgage-backed securities held to maturity	1,293	606
Net (increase) decrease in loans	(3,286)	14,466
Proceeds from sale of foreclosed real estate	578	821
Investment in premises and equipment	(60)	(107)
Redemption of FHLB stock	13	353

Net cash (used in) provided by investing activities	(1,483)	17,139

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015

Cash Flows from Financing Activities

Net increase in deposits	962	2,721
Proceeds from exercise of options	-	93
Net cash provided by financing activities	962	2,814
Increase in cash and cash equivalents	9,507	18,309
Cash and cash equivalents at beginning of year	43,591	33,335

Cash and cash equivalents at end of period	$53,098	$51,644

Supplemental disclosure of cash flows information:

Cash paid during period for:

Interest	$1,962	$1,994

Income taxes	$-	$1

Transfer of loans to foreclosed real estate	$584	$986

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016 or any other interim period.  The unaudited consolidated financial statements for the three months ended March 31, 2016 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Not included in the diluted earnings per share calculation for the three month periods ended March 31, 2016 and March 31, 2015, because they were anti-dilutive, were 136,500 and 172,000 shares, respectively, of common stock issuable upon exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.

	Three Months Ended March 31,
	2016	2015
Common shares – weighted average (basic)	10,088,879	10,070,796
Common share equivalents – weighted average	39,372	22,455
Common shares – diluted	10,128,251	10,093,251

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

As of March 31, 2016, Bancorp’s reservable liability was below the threshold established by the Federal Reserve Bank and therefore, Bancorp was not required to maintain reserves (in the form of deposits with the Federal Reserve Bank or a correspondent bank on behalf of the Federal Reserve Bank.)

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

As of March 31, 2016, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of March 31, 2016, all capital adequacy requirements under the Basel III Capital Rules have been met on a fully phased-in basis as if all such requirements were currently in effect.

	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
March 31, 2016
Tangible (1)	$114,304	15.0%	$11,408	1.5%	N/A	N/A	N/A	N/A
Tier 1 capital (2)	114,304	20.6%	33,247	6.0%	$36,711	6.6%	$44,330	8.0%
Common Equity Tier 1 (2)	114,304	20.6%	24,935	4.5%	28,399	5.1%	36,018	6.5%
Leverage (1)	114,304	15.0%	30,421	4.0%	37,175	4.6%	38,027	5.0%
Total (2)	121,253	21.9%	44,330	8.0%	47,793	8.6%	55,412	10.0%
(1)	To adjusted total assets.
(2)	To risk-weighted assets.

Note 8 -  Stock-Based Compensation

Bancorp has a stock-based compensation plan for directors, officers, and other key employees of Bancorp.  The aggregate number of shares of common stock that may be issued with respect to the awards granted under the plan is 500,000 plus any shares forfeited under Bancorp’s old stock-based compensation plan.  Under the terms of the stock-based compensation plan, Bancorp has the ability to grant various stock compensation incentives, including stock options, stock appreciation rights, and restricted stock.  The stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors. Under the stock-based compensation plan, stock options generally have a maximum term of ten years, and are granted with an exercise price at least equal to the fair market value of the common stock on the date the options are granted. Generally, options granted to directors, officers and employees of Bancorp vest over a five-year period, although the Compensation Committee has the authority to provide for different vesting schedules.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 8 -  Stock-Based Compensation - Continued

Bancorp follows FASB ASC 718, “Compensation – Stock Compensation”, to account for stock-based compensation.  FASB ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statement of operations at fair value.  FASB ASC 718 requires an entity to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award.  The expense is recognized over the period during which an employee is required to provide service in exchange for the award. There were no options granted during the three months ended March 31, 2016 and 2015.

Stock-based compensation expense for the three months ended March 31, 2016 and 2015 totaled $48,000 and $34,000, respectively. There were no options exercised during the three months ended March 31, 2016 and 20,500 options exercised during the three months ended March 31, 2015.

Information regarding Bancorp’s stock-based compensation plan as of and for the three months ended March 31, 2016 is as follows:

	2016
	Shares	Weighted Average Price
Options outstanding, December 31, 2015	339,800	$4.83
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options outstanding, March 31, 2016	339,800	$4.83
Options exercisable, March 31, 2016	120,220	$4.27

The aggregate intrinsic value of the options outstanding as of March 31, 2016 and December 31, 2015 was $169,000 and $323,000, respectively.  The aggregate intrinsic value of the options exercisable as of March 31, 2016 and December 31, 2015 was $102,000 and $165,000 respectively.

The following table summarizes the nonvested options in Bancorp’s stock option plan as of March 31, 2016.

	Shares	Weighted Average Grant Date Exercise Price
Nonvested options outstanding, December 31, 2015	235,570	$5.13
Nonvested options granted	-	-
Nonvested options vested	(15,990)	$4.93
Nonvested options forfeited	-	-
Nonvested options outstanding, March 31, 2016	219,580	$5.14

As of March 31, 2016, there was $642,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over a period of fifty-seven months.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 9 -  Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016:

US Treasury securities	$20,037	$353	$-	$20,390
US Agency securities	21,023	353	-	21,376
US Government sponsored mortgage-backed securities	33,697	393	-	34,090
Total	$74,757	$1,099	$-	$75,856

December 31, 2015:

US Treasury securities	$21,057	$276	$8	$21,325
US Agency securities	20,011	139	76	20,074
US Government sponsored mortgage-backed securities	35,065	41	195	34,911
Total	$76,133	$456	$279	$76,310

The following table shows fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2016 and December 31, 2015. There were no securities in a gross unrealized loss position at March 31, 2016.  Included in the table are: four US Treasury securities, thirteen Agency securities and twelve Mortgage-backed securities were in a gross unrealized loss position at December 31, 2015. Management believes that the unrealized losses in 2015 were the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds.  The Bank does not consider any of these securities to be other than temporarily impaired at December 31, 2015, because the unrealized losses were related primarily to changes in market interest rates and widening of sector spreads and were not necessarily related to the credit quality of the issuers of the securities.

In addition, the Bank does not intend to sell, nor does it believe it will be more likely than not that it will be required to sell, any impaired securities prior to a recovery of amortized cost.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 9 -  Investment Securities – Continued

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016:	(dollars in thousands)

US Treasury securities	$-	$-	$-	$-	$-	$-
US Agency securities	-	-	-	-	-	-
US Government sponsored mortgage-backed securities	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015:	(dollars in thousands)

US Treasury securities	$3,992	$8	$-	$-	$3,992	$8
US Agency securities	12,958	76	-	-	12,958	76
US Government sponsored mortgage-backed securities	31,091	195	-	-	31,091	195
Total	$48,041	$279	$-	$-	$48,041	$279

The amortized cost and estimated fair value of debt securities at March 31, 2016, by contractual maturity are shown in the following table.  Actual maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity (dollars in thousands)
	Amortized Cost	Estimated Fair Value

Due in one year or less	$11,048	$11,110
Due from one year to five years	28,055	28,531
Due from five years to ten years	1,957	2,125
US Government sponsored mortgage-backed securities	33,697	34,090
	$74,757	$75,856

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 -Loans Receivable

Loans receivable, included unfunded commitments consist of the following:

	March 31	December 31
	2016	2015
	(dollars in thousands)
Residential mortgage, total	$284,701	$285,930
Individually evaluated for impairment	26,477	26,087
Collectively evaluated for impairment	258,224	259,843

Construction, land acquisition and development, total	60,053	77,478
Individually evaluated for impairment	351	309
Collectively evaluated for impairment	59,702	77,169

Land, total	31,610	28,677
Individually evaluated for impairment	1,444	1,608
Collectively evaluated for impairment	30,166	27,069

Lines of credit, total	21,858	20,188
Individually evaluated for impairment	150	299
Collectively evaluated for impairment	21,708	19,889

Commercial real estate, total	186,270	174,912
Individually evaluated for impairment	3,800	6,321
Collectively evaluated for impairment	182,470	168,591

Commercial non-real estate, total	13,156	9,296
Individually evaluated for impairment	99	122
Collectively evaluated for impairment	13,057	9,174

Home equity, total	23,442	24,529
Individually evaluated for impairment	1,929	2,285
Collectively evaluated for impairment	21,513	22,244

Consumer, total	1,141	1,224
Individually evaluated for impairment	215	10
Collectively evaluated for impairment	926	1,214
Total Loans	622,231	622,234
Less
Unfunded commitments included above	(18,220)	(21,101)
	604,011	601,133
Individually evaluated for impairment	34,465	37,041
Collectively evaluated for impairment	569,546	564,092
	604,011	601,133
Allowance for loan losses	(8,633)	(8,758)
Deferred loan origination fees and costs, net	(2,723)	(2,719)
Net Loans	$592,655	$589,656

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 –Loans Receivable - Continued

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

Bancorp recognized $61,000 and $57,000 of interest income and capitalized interest in its loan portfolio from interest reserves during the three months ended March 31, 2016 and 2015, respectively.  None of the loans where interest reserves were recorded as capitalized interest were non-performing.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following is a summary of the allowance for loan losses for the three month periods ended March 31, 2016 and 2015 (dollars in thousands):

	Total	Residential Mortgage	Construction Acquisition Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Three months March 2016
Beginning Balance	$8,758	$4,188	$446	$510	$57	$2,792	$234	$528	$3
Provision	-	93	(111)	174	(20)	(397)	112	149	-
Charge-offs	(232)	(140)	-	-	-	(47)	(17)	(28)	-
Recoveries	107	82	-	-	5	-	19	1	-
Ending Balance	$8,633	$4,223	$335	$684	$42	$2,348	$348	$650	$3
Ending balance related to:
Allowance on loans individually evaluated for impairment	$2,084	$1,760	$-	$81	$15	$221	$4	$2	$1
Allowance on loans collectively evaluated for impairment	$6,549	$2,463	$335	$603	$27	$2,127	$344	$648	$2

Three months March 2015

Beginning Balance	$9,435	$4,664	$362	$646	$12	$2,504	$280	$963	$4
Provision	100	(22)	6	(308)	(5)	294	78	58	(1)
Charge-offs	(626)	(168)	-	-	-	-	(1)	(457)	-
Recoveries	55	17	-	-	10	-	25	3	-
Ending Balance	$8,964	$4,491	$368	$338	$17	$2,798	$382	$567	$3
Ending balance related to:
Allowance on loans individually evaluated for impairment	$2,254	$1,969	$-	$49	$-	$220	$14	$-	$2
Allowance on loans collectively evaluated for impairment	$6,710	$2,522	$368	$289	$17	$2,578	$368	$567	$1

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize impaired loans at March 31, 2016 and December 31, 2015 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
March 31, 2016
Residential mortgage	$11,386	$1,760	$15,091	$26,477	$27,159
Construction, acquisition and development	-	-	351	351	351
Land	647	81	797	1,444	1,557
Lines of credit	150	15	-	150	150
Commercial real estate	2,142	221	1,658	3,800	3,872
Commercial non-real estate	99	4	-	99	99
Home equity	16	2	1,913	1,929	2,515
Consumer	10	1	205	215	215
Total impaired loans	$14,450	$2,084	$20,015	$34,465	$35,918

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2015
Residential mortgage	$11,885	$1,838	$14,202	$26,087	$26,656
Construction, acquisition and development	-	-	309	309	309
Land	639	78	969	1,608	1,723
Lines of credit	299	30	-	299	299
Commercial real estate	3,214	328	3,107	6,321	6,469
Commercial non-real estate	103	5	19	122	123
Home equity	16	2	2,269	2,285	3,251
Consumer	10	1	-	10	10
Total impaired loans	$16,166	$2,282	$20,875	$37,041	$38,840

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize average impaired loans for the three month periods ended March 31, 2016 and 2015 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three months ended March 31, 2016
Residential mortgage	$11,433	$123	$15,217	$168	$26,650	$291
Construction, acquisition and development	-	-	331	4	331	4
Land	649	8	878	10	1,527	18
Lines of credit	150	2	99	-	249	2
Commercial real estate	2,148	27	2,381	16	4,529	43
Commercial non-real estate	100	1	18	-	118	1
Home equity	16	1	2,148	20	2,164	21
Consumer	10	-	68	-	78	-
Total impaired loans	$14,506	$162	$21,140	$218	$35,646	$380

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Three months ended March 31, 2015
Residential mortgage	$13,648	$136	$15,343	$148	$28,991	$284
Construction, acquisition and development	-	-	1,157	9	1,157	9
Land	354	3	1,676	22	2,030	25
Lines of credit	-	-	454	13	454	13
Commercial real estate	2,518	31	1,953	40	4,471	71
Commercial non-real estate	270	2	-	13	270	15
Home equity	352	-	3,077	38	3,429	38
Consumer	12	-	-	-	12	-
Total impaired loans	$17,154	$172	$23,660	$283	$40,814	$455

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Bancorp recognized $380,000 and $455,000 of interest income on impaired loans using a cash-basis method of accounting for the three months ended March 31, 2016 and 2015, respectively. Bancorp did not record any interest income attributable to the change in present value due to the passage of time.  Bancorp evaluates its impaired loans and assesses them based on either discounted cash flows or if it deems its loans to be collateral based, assesses impairment based on the net value of the underlying collateral.

Included in the above impaired loans amount at March 31, 2016 was $26,191,000 of loans that are not in non-accrual status.  In addition, there was a total of $26,477,000 of residential real estate loans included in impaired loans at March 31, 2016, of which $20,821,000 were to consumers and $5,656,000 to builders. The collateral supporting impaired collateral dependent loans is individually reviewed by management to determine its estimated fair market value, less estimated disposal cost and a charge off is taken, if necessary, for the difference between the carrying amount of any loan and the estimated fair value of the collateral less estimated disposal cost.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2016 and December 31, 2015.  Included in the Pass column were $18,220,000 and $21,101,000 in unfunded commitments at March 31, 2016 and December 31, 2015, respectively (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total

March 31, 2016
Residential mortgage	$270,487	$8,146	$6,068	$-	$284,701
Construction, acquisition and development	59,702	71	280	-	60,053
Land	30,715	489	406	-	31,610
Lines of credit	21,344	364	150	-	21,858
Commercial real estate	172,572	12,307	1,391	-	186,270
Commercial non-real estate	12,815	116	225	-	13,156
Home equity	21,356	587	1,499	-	23,442
Consumer	935	-	206	-	1,141
Total loans	$589,926	$22,080	$10,225	$-	$622,231

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2015
Residential mortgage	$268,583	$12,457	$4,890	$-	$285,930
Construction, acquisition and development	77,168	71	239	-	77,478
Land	26,845	1,268	564	-	28,677
Lines of credit	19,521	368	299	-	20,188
Commercial real estate	155,766	13,208	5,938	-	174,912
Commercial non-real estate	9,151	125	20	-	9,296
Home equity	22,018	588	1,923	-	24,529
Consumer	1,224	-	-	-	1,224
Total loans	$580,276	$28,085	$13,873	$-	$622,234

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  Included in the Current column were $18,220,000 and $21,101,000 in unfunded commitments at March 31, 2016 and December 31, 2015, respectively. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual
March 31, 2016
Residential mortgage	$2,431	$361	$797	$3,589	$281,112	$284,701	$2,587
Construction, acquisition and development	-	-	-	-	60,053	60,053	286
Land	6	-	6	12	31,598	31,610	267
Lines of credit	-	-	-	-	21,858	21,858	318
Commercial real estate	-	42	423	465	185,805	186,270	2,795
Commercial non-real estate	-	-	-	-	13,156	13,156	-
Home equity	-	241	625	866	22,576	23,442	1,815
Consumer	2	-	206	208	933	1,141	206
Total loans	$2,439	$644	$2,057	$5,140	$617,091	$622,231	$8,274

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual
December 31, 2015
Residential mortgage	$1,593	$65	$2,461	$4,119	$281,811	$285,930	$3,191
Construction, acquisition and development	-	-	-	-	77,478	77,478	244
Land	137	-	156	293	28,384	28,677	277
Lines of credit	149	-	-	149	20,039	20,188	483
Commercial real estate	253	-	292	545	174,367	174,912	2,681
Commercial non-real estate	-	-	-	-	9,296	9,296	-
Home equity	-	-	625	625	23,904	24,529	2,098
Consumer	3	-	-	3	1,221	1,224	-
Total loans	$2,135	$65	$3,534	$5,734	$616,500	$622,234	$8,974

Bancorp does not have any greater than 90 days and still accruing loans as of March 31, 2016 and December 31, 2015.

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

Bancorp has not purchased, sold or reclassified any loans to held for sale during the periods discussed.  Only loans originated specifically for sale are recorded as held for sale at March 31, 2016 and December 31, 2015.

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

There were 77 restructured loans at March 31, 2016 totaling $25,261,000, of which 71 loans totaling $23,934,000 were performing as agreed.  Of those performing loans, 58 loans totaling $20,045,000 have not been late on a payment during the last 2 years.

There were 77 restructured loans at December 31, 2015 totaling $25,715,000, of which 71 loans totaling $24,386,000 were performing as agreed.

In the first quarter of 2016 and 2015 there were no TDR’s that subsequently defaulted during the 12 month period ended March 31, 2016 and 2015.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following table presents loans that were restructured during the three months ended March 31, 2016 (dollars in thousands):

Three months ended March 31, 2016
	Rate Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts

Pre-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$624	3	$624	3
Construction, acquisition and development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	-	-	$624	3	$624	3

Post-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$624	3	$624	3
Construction, acquisition and development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	-	-	$624	3	$624	3

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following table presents restructured loans that occurred during the three months ended March 31, 2015 (dollars in thousands):

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

In addition, the TDR is evaluated for impairment.  A determination is made as to whether an impaired TDR is cash flow or collateral dependent.  If the TDR is cash flow dependent, an allowance for loan losses specific reserve is calculated based on the difference in net present value of future cash flows between the original and modified loan terms.  If the TDR is collateral dependent, the collateral securing the TDR, which is always real estate, is evaluated for impairment based on either an appraisal or broker price opinion.  If a TDR’s collateral valuation is less than its current loan balance, the TDR is written down for accounting purposes by the amount of the difference between the current loan balance and the collateral value.  If the borrower performs under the terms of the modification, generally six consecutive months, and the ultimate collectability of all amounts contractually due under the modified terms is not in doubt, the loan is returned to accrual status.  There are no loans that have been modified due to the financial difficulties of the borrower that are not considered a TDR.  There were no TDR defaults during the quarters ended March 31, 2016 and 2015.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Interest on TDRs was accounted for under the following methods as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	Number of Contracts	Accrual Status	Number of Contracts	Non- Accrual Status	Total Number of Contracts	Total Modifications
March 31, 2016
Residential mortgage	55	$20,416	3	$1,070	58	$21,486
Construction, acquisition and development	1	70	-	-	1	70
Land	6	891	1	6	7	897
Lines of credit	-	-	-	-	-	-
Commercial real estate	4	2,448	2	251	6	2,699
Commercial non-real estate	4	99	-	-	4	99
Home equity	-	-	-	-	-	-
Consumer	1	10	-	-	1	10
Total loans	71	$23,934	6	$1,327	77	$25,261

December 31, 2015
Residential mortgage	55	$20,831	3	$1,071	58	$21,902
Construction, acquisition and development	1	71	-	-	1	71
Land	6	907	1	6	7	913
Lines of credit	-	-	-	-	-	-
Commercial real estate	4	2,464	2	252	6	2,716
Commercial non-real estate	4	103	-	-	4	103
Home equity	-	-	-	-	-	-
Consumer	1	10	-	-	1	10
Total loans	71	$24,386	6	$1,329	77	$25,715

Unless otherwise noted, the Bank requires collateral or other security to support financial instruments with off-balance-sheet credit risk (dollars in thousands).

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	March 31, 2016	December 31, 2015
Standby letters of credit	$6,169	$5,937
Home equity lines of credit	7,564	7,467
Unadvanced construction commitments	18,220	21,101
Mortgage loan commitments	4,700	3,233
Lines of credit	19,111	27,189
Loans sold with limited repurchase provisions	43,969	65,107

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2016 and December 31, 2015 for guarantees under standby letters of credit issued was $115,000 for each period.

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

Mortgage loan commitments not reflected in the accompanying statements of financial condition at March 31, 2016 included seven totaling $4,700,000 at a fixed range of 3.875% to 4.50% and none at floating interest rates and at December 31, 2015 include seven loans at a fixed interest rate range of 3.75% to 8.00% totaling $3,233,000 and none at floating interest rates.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. The loans sold under these agreements for the three month period ended March 31, 2016 and year ended December 31, 2015 were $35,888,000 and $157,309,000, respectively. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within the terms specified by the agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.

Only loans originated specifically for sale are recorded as held for sale at the period ended March 31, 2016 and December 31, 2015.

No amount was recognized in the consolidated statement of financial condition at March 31, 2016 and December 31, 2015 as a liability for credit loss related to these loans.

Except for the liability recorded for standby letters of credit of $115,000 at March 31, 2016 and December 31, 2015, liabilities for credit losses associated with these commitments were not material.

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

The following information should not be interpreted as an estimate of the fair value of Bancorp since a fair value calculation is only provided for a limited portion of Bancorp’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Bancorp’s financial instruments at March 31, 2016 and December 31, 2015.

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

Impaired loans are those for which Bancorp has measured impairment based on the present value of expected future cash flows or on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $14,450,000 and $16,166,000 at March 31, 2016 and December 31, 2015, respectively, less their valuation allowance of $2,084,000 and $2,282,000, respectively. The fair value of two impaired collateral dependent loans that were partially charged off at March 31, 2016 totaled $403,000 net of charge-offs of $63,000. The fair value of seven impaired collateral dependent loans that were partially charged off during the year ended December 31, 2015 totaled $3,219,000 net of charge-offs of $622,000.

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

Foreclosed real estate totaled $1,737,000 and $1,744,000 as of March 31, 2016 and December 31, 2015, respectively.  The carrying value of foreclosed residential real estate included within foreclosed real estate totaled $1,261,000 and $543,000 as of March 31, 2016 and December 31, 2015, respectively.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction totaled $2,743,000 as of March 31, 2016.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments - Continued

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring and recurring basis by level within the fair value hierarchy as of March, 31, 2016 and December 31, 2015:

		March 31, 2016 Fair Value Measurement Using:
	March 31, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$12,769	$-	$-	$12,769
Foreclosed real estate	998	-	-	998
Total nonrecurring fair value measurements	$13,767	$-	$-	$13,767
Recurring fair value measurements
Mortgage servicing rights	$550	$-	$-	$550
Rate lock commitments	$256	$-	$256	$-
Mandatory forward contracts	$(4)	$-	$(4)	$-
Total recurring fair value measurements	$802	$-	$252	$550

		December 31, 2015 Fair Value Measurement Using:
	December 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$17,103	$-	$-	$17,103
Foreclosed real estate	543	-	-	543
Total nonrecurring fair value measurements	$17,646	$-	$-	$17,646
Recurring fair value measurements
Mortgage servicing rights	$623	$-		$623
Rate lock commitments	$141	$-	$141	$-
Mandatory forward contracts	$111	$-	$111	$-
Total recurring fair value measurements	$875	$-	$252	$623

There were no liabilities that were required to be re-measured on a nonrecurring basis at March 31, 2016 or December 31, 2015.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments - Continued

The following table presents additional quantitative information about assets measured at fair value on a recurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2016
Mortgage servicing rights	$550	Market approach	Weighted average prepayment speed	9.62%

December 31, 2015
Mortgage servicing rights	$623	Market approach	Weighted average prepayment speed	9.91%

All appraisals are reviewed by the credit department; however, no modifications or adjustments are made to the appraisals received.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2016
Impaired loans	$10,797	PV of future cash flows (1)	Discount rate	-6.00%
	$1,972	Appraisal of collateral (2)	Liquidation expenses (3)	-6.00%

Foreclosed real estate	$998	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-100% to -6.02% (-12.79%)

December 31, 2015
Impaired loans	$13,884	PV of future cash flows (1)	Discount rate	-6.00%
	$3,219	Appraisal of collateral (2)	Liquidation expenses (3)	-6.00%

Foreclosed real estate	$543	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-6.12% to -7.31% (-6.24%)

(1)	Cash flow which generally includes various level 3 inputs which are not identifiable.
(2)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(3)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(4)	Includes qualitative adjustments by management and estimated liquidation expenses.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments – Continued

The estimated fair values of Bancorp's financial instruments as of March 31, 2016 and December 31, 2015 were as follows:

			Fair Value Measurement at March 31, 2016
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets			(dollars in thousands)
Cash and cash equivalents	$53,098	$53,098	$53,098	$-	$-
Investment securities (HTM)	74,757	75,856	-	75,856	-
Loans held for sale	5,724	5,786	-	5,786	-
Loans receivable, net	592,655	599,078	-	-	599,078
FHLB stock	5,613	5,613	-	5,613	-
Accrued interest receivable	2,238	2,238	-	2,238	-
Mortgage servicing rights	550	550	-	-	550
Rate lock commitments	256	256	-	256	-

Financial Liabilities
Deposits	$524,733	$525,475	-	525,475	-
FHLB advances	115,000	110,726	-	110,726	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	3,444	3,444	-	3,444	-
Mandatory forward contracts	4	4	-	4	-
Off Balance Sheet Commitments	$-	$-	$-	$-	$-

			Fair Value Measurement At December 31, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets			(dollars in thousands)
Cash and cash equivalents	$43,591	$43,591	$43,591	$-	$-
Investment securities (HTM)	76,133	76,310	-	76,310	-
Loans held for sale	13,203	13,295	-	13,295	-
Loans receivable, net	589,656	593,742	-	-	593,742
FHLB stock	5,626	5,626	-	5,626	-
Accrued interest receivable	2,218	2,218	-	2,218	-
Mortgage servicing rights	623	623	-	-	623
Rate lock commitments	141	141	-	141	-
Mandatory forward contracts	111	111	-	111	-

Financial Liabilities
Deposits	$523,771	$524,458	-	524,458	-
FHLB advances	115,000	110,759	-	110,759	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	3,137	3,137	-	3,137	-
Off Balance Sheet Commitments	$-	$-	$-	$-	$-

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

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at March 31, 2016 and December 31, 2015.

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

Note 12 - Recent Accounting Pronouncements – Continued

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

ASU 2016-08, Revenue from Contracts with Customers, updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. The updates to the principal versus agent guidance:

•	require an entity to determine whether it is a principal or an agent for each distinct good or service (or a distinct bundle of goods or services) to be provided to the customer;
•	illustrate how an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer;
•	clarify that the purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance will vary depending on the facts and circumstances; and
•	revise existing examples and add two new ones to more clearly depict how the guidance should be applied.

Under ASU 2016-09 Stock Compensation, introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows.

In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity.

The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur.

Further, the ASU provides two accounting alternatives to nonpublic entities:

•	A nonpublic entity can make an accounting policy election to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that meet certain conditions.
•	A nonpublic entity can make a one-time accounting policy election to switch from measuring all liability-classified awards at fair value to intrinsic value.

The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted.  Bancorp has evaluated the effect of ASU 2016-09 and believes adoption will not have a material effect on the Consolidated Financial Statements.

Note 13 – Subsequent Events

On April 15, 2016, Bancorp entered into subscription agreements with various purchasers under which it issued a total of 2,015,500 shares of its common stock at a price of $5.50 per share. The shares were issued in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D of the rules and regulations promulgated thereunder.  The offering resulted in gross proceeds of approximately $11,100,000.  Costs related to the issuance of the common stock totaled approximately $500,000 and were netted against the proceeds.  Proceeds from the private placement were used in part to pay all accrued and unpaid interest and dividends on Bancorp’s Series B Preferred Stock, partially redeem its Series B Preferred Stock, and for general corporate and working capital purposes.

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

Forward Looking Statements

In addition to the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements contained herein include, but are not limited to, those with respect to the Bank’s strategy; management’s determination of the amount of the loan loss allowance; the effect of changes in interest rates;  changes in deposit insurance premiums; ability to meet obligations; and legal proceedings.  The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  Bancorp’s operations and actual results could differ significantly from those discussed in the forward-looking statements.  Some of the factors that could cause or contribute to such differences include, but are not limited to: changes in general economic conditions and political conditions and by governmental monetary and fiscal policies; changes in the economic conditions of the geographic areas in which Bancorp conducts business; changes in interest rates; a downturn in the real estate markets in which Bancorp conducts business; the high degree of risk exhibited by Bancorp’s loan portfolio; environmental liabilities with respect to properties Bancorp has title; changes in federal and state regulation; the effects of the supervisory agreements entered into by each of Bancorp and the Bank; Bancorp’s ability to estimate loan losses; competition; breaches in security or interruptions in Bancorp’s information systems; Bancorp’s ability to timely develop and implement technology; Bancorp’s ability to retain its management team; perception of Bancorp in the market place; Bancorp’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; and terrorist attacks and threat of actual war; and other factors detailed from time to time in Bancorp’s filings with the Securities and Exchange Commission (the “SEC”), including “Item 1A. Risk Factors” contained in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Critical Accounting Policies

Bancorp’s significant accounting policies are set forth in Note 1 of the audited consolidated financial statements for the year ended December 31, 2015 which were included in Bancorp’s Annual Report on Form 10-K.  Of these significant accounting policies, Bancorp considers its policies regarding the allowance for loan losses, the valuation of foreclosed real estate, the evaluation of other than temporary impairment of investment securities and the valuation of the deferred tax asset to be its most critical accounting policies, given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations and future taxable income.  In addition, changes in economic conditions can have a significant impact on real estate values of underlying collateral affecting the allowance for loan losses and therefore the provision for loan losses and results of operations as well as the valuation of foreclosed real estate.  Bancorp has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  Bancorp’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

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

Bancorp had net income of $907,000 for the three months ended March 31, 2016, compared to $865,000 for the three months ended March 31, 2015, primarily due to an increase in non-interest income and a slight decrease in non-interest expenses for the first quarter of 2016.  Bancorp has experienced stronger loan demand and lower loan delinquencies from the levels experienced during the recent economic downturn.  However, Bancorp continues to experience strong competition from financial institutions for loans and deposits.  While the housing market has improved, it is still significantly below levels experienced in prior economic recoveries.

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

Results of Operations

Net income increased by $42,000, or 4.9%, to $907,000 for the first quarter of 2016, compared to $865,000 for the first quarter of 2015.  Basic and diluted income per share remained constant at $0.03 for the first quarter of 2016 compared to $0.03 for the first quarter of 2015.

Net interest income, which is interest earned net of interest expense, decreased by $424,000, or 7.5%, to $5,235,000 for the first quarter of 2016, compared to $5,659,000 for the first quarter of 2015. The primary reason for the decrease in net interest income was an increase in the rate on interest-bearing liabilities and a decrease in yield on interest-bearing assets during the first quarter of 2016, compared to the first quarter of 2015.

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

The provision for loan losses decreased by $100,000, or 100.0%, to $0 for the first quarter of 2016, compared to $100,000 for the first quarter of 2015.  This was primarily due to an improvement in the loan portfolio quality and lower loan delinquencies at March 31, 2016 compared to March 31, 2015.

Total non-interest income increased by $321,000, or 35.7%, to $1,221,000 for the first quarter of 2016, compared to $900,000 for the first quarter of 2015. The primary reason for the increase in non-interest income was an increase in mortgage banking activities and other income. Mortgage banking activities increased $222,000, or 47.2%, to $692,000 for the first quarter of 2016, compared to $470,000 for the first quarter of 2015.  This increase in activity was the result of an increase in residential loan originations due to the continued low interest rate environment, and management’s decision to sell most of the longer term fixed rate mortgages.  Real estate commissions by Hyatt Commercial increased by $11,000, or 10.3%, to $118,000 for the first quarter of 2016, compared to $107,000 for the first quarter of 2015.  Real estate management fees increased by $7,000, or 4.4%, to $165,000 for the first quarter of 2016, compared to $158,000 for the first quarter of 2015.  Other non-interest income increased $81,000, or 49.1%, to $246,000 for the first quarter of 2016, compared to $165,000 for the first quarter of 2015.  The increase is due to a higher level of reimbursements received on commercial appraisals in the first quarter of 2016.

Total non-interest expenses decreased $44,000, or 0.8%, to $5,549,000 for the first quarter of 2016, compared to $5,593,000 for the first quarter of 2015.  The primary reason for the decrease in non-interest expenses was a decrease in compensation and related expenses, FDIC assessments and regulatory expense, and professional fees, partially offset by an increase in other expenses, foreclosed real estate expenses and legal expenses. Compensation and related expenses decreased by $174,000, or 4.6%, to $3,636,000 for the first quarter of 2016, compared to $3,810,000 for the first quarter of 2015. This decrease was primarily due to fewer employees and lower payroll taxes paid during the first quarter of 2016 compared to the first quarter of 2015.  Net occupancy costs increased by $27,000, or 6.4%, to $452,000 for the first quarter of 2016, compared to $425,000 for the first quarter of 2015. The primary reason for the increase was higher rental and maintenance expenses.  The net expense on foreclosed real estate expense increased by $110,000, to $45,000 for the first quarter of 2016 compared to net income of $65,000 for the first quarter of 2015.  This increase was primarily due to a lower gain realized on properties sold during the first quarter of 2016, compared to the first quarter of 2015.  Legal fees increased by $68,000, or 109.7%, to $130,000 for the first quarter of 2016, compared to $62,000 for the first quarter of 2015. This increase was primarily due to a higher level of legal activity during the first quarter of 2016 on certain foreclosures compared to the first quarter of 2015.  FDIC assessments and regulatory expense decreased by $188,000, or 59.1% to $130,000 for the first quarter of 2016, compared to $318,000 for the first quarter of 2015. This decrease was primarily due to a lower rate charged by the FDIC due to the termination of the formal agreements with the OC and the FRB.  Professional fees decreased by $94,000, or 35.3%, to $172,000 for the first quarter of 2016, compared to $266,000 for the first quarter of 2015.  This decrease was primarily due to a decrease in fees incurred for loan reviews and credit administration projects.  Advertising decreased $9,000, or 6.3%, to $133,000 for the first quarter of 2016, compared to $142,000 for the first quarter of 2015.  The decrease was due to the timing of adverting expenses during the first quarter of 2016, compared to the first quarter of 2015.  Online charges increased $48,000, or 23.0%, to $257,000 for the first quarter of 2016, compared to $209,000 for the first quarter of 2015.  This increase was primarily due to a general increase in processing charges and additional online products offered to customers.  Credit report and appraisal fees decreased $27,000, or 20.8%, to $103,000 for the first quarter of 2016, compared to $130,000 for the first quarter of 2015.  This decrease was primarily due to fewer credit reports and appraisals needed for non-performing loans during the first quarter of 2016, compared to the first quarter of 2015.  Other non-interest expenses increased by $195,000, or 65.9%, to $491,000 for the first quarter of 2016 compared to $296,000 for the first quarter of 2015.  The increase is due to the higher cost of office supplies and an increase in office supplies purchased.

Income Taxes

Income tax expense decreased by $1,000 to $0 for the first quarter of 2016 compared to $1,000 for the first quarter of 2015.  The effective tax rate for the first quarter of 2016 was 0.0% compared to 0.1% for the first quarter of 2015.  The low effective tax rates for 2016 and 2015 was primarily due to the utilization of Bancorp’s Federal and State net operating loss carryforwards during the quarters ended March 31, 2016 and 2015.

Analysis of Financial Condition

Total assets increased $3,355,000 to $765,434,000 at March 31, 2016, compared to $762,079,000 at December 31, 2015.  Cash and cash equivalents increased by $9,507,000, or 21.8%, to $53,098,000 at March 31, 2016, compared to $43,591,000 at December 31, 2015.  This increase was primarily due to a higher level of proceeds received on loans held for sale and management’s decision to increase cash balances to preserve liquidity at March 31, 2016, compared to December 31, 2015. Net loans receivable increased $2,999,000, or 0.5%, to $592,655,000 at March 31, 2016, compared to $589,656,000 at December 31, 2015.  This increase was due to an increase in demand for loans during the first quarter of 2016. Loans held for sale decreased $7,479,000, or 56.6%, to $5,724,000 at March 31, 2016, compared to $13,203,000 at December 31, 2015.  This decrease was primarily due to the timing of loans pending sale as of March 31, 2016.  Foreclosed real estate decreased $7,000, or 0.4%, to $1,737,000 at March 31, 2016 compared to $1,744,000 at December 31, 2015. Total deposits increased $962,000, or 0.2%, to $524,733,000 at March 31, 2016 compared to $523,771,000 at December 31, 2015.  Long-term borrowings remained at $115,000,000 at March 31, 2016 and December 31, 2015.  These borrowings will begin to mature in August, 2016.

Stockholders’ Equity

Total stockholders’ equity increased $429,000 to $86,885,000 at March 31, 2016 compared to $86,456,000 as of December 31, 2015.  This increase was primarily a result of net income for the first three months of 2016 partially offset by the dividends declared on Bancorp’s Series B preferred stock.

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

Management believes Bancorp has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $154,226,000 at March 31, 2016.  Based on past experience, management believes that a significant portion of such deposits will remain with Bancorp. At March 31, 2016, Bancorp had commitments to originate mortgage loans of $4,700,000, unadvanced home equity lines of credit of $7,564,000, unadvanced construction commitments of $18,220,000, unused lines of credit of $19,111,000 and commitments under standby letters of credit of $6,169,000.  Bancorp has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise.  As of March 31, 2016, outstanding FHLB Atlanta borrowings totaled $115,000,000, and Bancorp had available to it an additional $74,690,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities increased $11,672,000 to $10,028,000 for the three months ended March 31, 2016, compared to net cash used in operating activities of $1,644,000 for the same period in 2015. This increase was primarily the result of an increase in proceeds from loans sold in 2016.  Net cash used in investing activities decreased $18,622,000 to $1,483,000 for the three months ended March 31, 2016, compared to cash provided by investing activities of $17,139,000 for the same period in 2015.  This increase was primarily due to loans increasing in the first quarter of 2016 compared to decreasing in the first quarter of 2015.  Net cash provided by financing activities decreased $1,852,000 to $962,000 for the three months ended March 31, 2016, compared to $2,814,000 for the same period in 2015.  This decrease was primarily due to a net increase in deposits in 2016 that was lower than the net increase in deposits during the same period in 2015.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank’s credit availability at the FHLB is based on the level of collateral pledged up to 25% of total assets.  As of March 31, 2016, the total available line of credit with the FHLB Atlanta was approximately $189,690,000, of which $115,000,000 was outstanding in the form of long-term borrowings.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of March 31, 2016 (dollars in thousands):

Principal Amount	Rate	Maturity
$15,000	1.81% to 1.83%	2016
70,000	2.43% to 4.05%	2017
15,000	2.58% to 3.43%	2018
15,000	4.00%	2019
$115,000

Subordinated Debentures

As of March 31, 2016, Bancorp had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association, as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (0.622% as of March 31, 2016) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

The 2035 Debentures were issued and sold to Severn Capital Trust I (the “Trust”), of which 100% of the common equity is owned by Bancorp.  The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures.  The 2035 Debentures held by the Trust are the sole assets of the Trust.  Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures.  Bancorp has entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee.  Under the terms of the 2035 Indenture, Bancorp is permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods provided that no event of default has occurred and is continuing.  As of March 31, 2016, Bancorp has deferred the payment of sixteen quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $2,011,000.  Bancorp paid all interest in arrears subsequent to March 31, 2016.

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

The aggregate principal amount of Subordinated Notes outstanding at March 31, 2016 was $3,500,000.  The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Debt issuance costs totaled $245,000 and are being amortized over 10 years.  Interest payments on the Subordinated Notes are current as of March 31, 2016.

Common Stock

On April 14, 2016, Bancorp entered into subscription agreements with various purchasers under which it would issue a total of 2,015,500 shares of its common stock at a price of $5.50 per share. The shares were issued in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D of the rules and regulations promulgated thereunder.  The offering resulted in gross proceeds of approximately $11,100,000.  Costs related to the issuance of the common stock totaled approximately $500,000 and were netted against the proceeds.

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

As of March 31, 2016, dividends on the Series A Preferred Stock and Series B Preferred Stock had not been paid since the first quarter of 2012.  As of March 31, 2016, Bancorp had unpaid cumulative dividends and interest in arrears on the Series B Preferred Stock of $7,951,000.  Bancorp paid all dividends and interest in arrears on the Series B Preferred Stock subsequent to March 31, 2016.

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

Average Balance Sheet

The following table presents Bancorp’s distribution of the average consolidated balance sheets and net interest analysis for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$596,639	$7,107	4.76%	$636,172	$7,546	4.74%
Held to maturity securities (2)	75,218	311	1.65%	58,882	233	1.58%
Other interest-earning assets (3)	10,779	86	3.19%	7,450	81	4.33%

Total interest-earning assets	682,636	7,504	4.40%	702,504	7,860	4.48%

Non-interest earning assets	78,996			69,334

Total assets	$761,632			$771,838

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$245,354	155	0.25%	$242,544	164	0.27%
Certificates of deposit	278,290	824	1.18%	296,239	840	1.13%
Borrowings	139,119	1,290	3.71%	139,119	1,197	3.44%

Total interest-bearing liabilities	662,763	2,269	1.37%	677,902	2,201	1.30%

Non-interest bearing liabilities	13,931			11,436

Stockholders' equity	84,938			82,500

Total liabilities and stockholders’ equity	$761,632			$771,838

Net interest income and interest rate spread		$5,235	3.03%		$5,659	3.18%

Net interest margin			3.07%			3.22%

Average interest-earning assets to average interest-bearing liabilities			103.00%			103.63%

(1)	Loans held for sale and non-accrual loans are included in the average balances and in the computation of yields.
(2)	Bancorp does not have any tax-exempt securities.
(3)	Other interest-earning assets include interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 12 to the unaudited Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of Bancorp's management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2016.  Disclosure controls and procedures are defined in Rule 13a-15(e) under the Securities Exchange Act as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the period covered by this report, Bancorp’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Bancorp’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.  Based on that evaluation, there were no such changes during the quarter ended March 31, 2016.

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

The risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 should be carefully considered by you. If any of the risks actually occur, Bancorp’s business, financial condition or results of operations could be materially and adversely affected.  The risks described in our Annual Report on Form 10-K are not the only risks facing Bancorp.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Bancorp’s actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by Bancorp described in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, on April 15, 2016, Bancorp entered into subscription agreements with various purchasers under which it issued a total of 2,015,500 shares of its common stock at a price of $5.50 per share. The shares were issued in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D of the rules and regulations promulgated thereunder.  The offering resulted in gross proceeds of approximately $11,100,000.  Costs related to the issuance of the common stock totaled approximately $500,000 and were netted against the proceeds.  Proceeds from the private placement were used in part to pay all accrued and unpaid interest and dividends on Bancorp’s Series B Preferred Stock, partially redeem its Series B Preferred Stock, and for general corporate and working capital purposes.

Item 3.	Defaults Upon Senior Securities

As noted above, dividends on the Series A Preferred Stock and Series B Preferred Stock had not been paid since the first quarter of 2012.  As of March 31, 2016, Bancorp had unpaid cumulative dividends and interest in arrears on the Series B Preferred Stock of $7,951,000.   Bancorp paid all dividends and interest in arrears on the Series B Preferred Stock subsequent to March 31, 2016.

Also as noted above, as permitted under the terms of the 2035 Indenture, as of March 31, 2016, Bancorp has deferred the payment of sixteen quarters of interest on its 2035 Debentures and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $2,011,000.  Bancorp paid all interest in arrears subsequent to March 31, 2016.

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

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of March 31, 2016 and for the three months ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

May 12, 2016	Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2016	Thomas G. Bevivino
Thomas G. Bevivino, Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of March 31, 2016 and for the three months ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholder’s Equity: (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.