Form 10-Q
period 2016-06-30
SEVERN BANCORP INC
filed 2016-08-11
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on August 11, 2016: 12,104,379 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

PART I– FINANCIAL INFORMATION

Item 1.	Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(dollars in thousands, except per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$38,976	$28,366
Interest-bearing deposits in other banks	7,786	15,225
Federal funds sold	1,913	-
Cash and cash equivalents	48,675	43,591
Investment securities held to maturity (fair value: $73,987 at June 30, 2016; $76,310 at December 31, 2015)	72,580	76,133
Loans held for sale	13,380	13,203
Loans receivable, net of allowance for loan losses of $8,804 and $8,758, respectively	609,096	589,656
Premises and equipment, net	24,007	24,290
Foreclosed real estate	1,112	1,744
Federal Home Loan Bank stock, at cost	5,995	5,626
Deferred Tax Asset	11,239	-
Accrued interest receivable and other assets	8,058	7,836

Total assets	$794,142	$762,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$539,677	$523,771
Short-term borrowings	10,000	-
Long-term borrowings	115,000	115,000
Subordinated debentures	24,119	24,119
Accrued interest payable and other liabilities	5,825	12,733

Total liabilities	694,621	675,623

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
Preferred stock series “A”, 437,500 shares issued and outstanding; $3,500 liquidation preference	4	4
Preferred stock series “B”, 13,393 and 23,393 shares issued and outstanding; and $13,393 and $23,393 liquidation preference, respectively	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized; 12,104,379 and 10,088,879 shares issued and outstanding, respectively	121	101
Additional paid-in capital	77,055	76,335
Retained earnings	22,341	10,016

Total stockholders' equity	99,521	86,456

Total liabilities and stockholders' equity	$794,142	$762,079

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Interest Income
Loans, including fees	$7,261	$7,446	$14,368	$14,992
Securities, taxable	299	241	610	474
Other	82	92	168	173
Total interest income	7,642	7,779	15,146	15,639

Interest Expense
Deposits	1,004	1,019	1,983	2,023
Long-term/short-term borrowings and subordinated debentures	1,097	1,224	2,387	2,421
Total interest expense	2,101	2,243	4,370	4,444

Net interest income	5,541	5,536	10,776	11,195
Provision for loan losses	100	100	100	200
Net interest income after provision for loan losses	5,441	5,436	10,676	10,995

Non-interest Income
Mortgage banking activities	340	949	1,032	1,419
Real estate commissions	673	491	791	598
Real estate management fees	185	167	350	325
Other	645	725	891	890
Total non-interest income	1,843	2,332	3,064	3,232

Non-Interest Expenses
Compensation and related expenses	3,814	4,091	7,450	7,901
Occupancy	449	453	901	878
Legal	6	67	136	129
Foreclosed real estate, net	98	52	143	(13)
FDIC assessments and regulatory expense	164	292	294	610
Professional fees	235	235	407	501
Advertising	208	201	341	343
Online charges	243	198	500	407
Credit report and appraisal fees	229	346	332	476
Other	557	433	1,048	729
Total non-interest expenses	6,003	6,368	11,552	11,961
Income before income tax (benefit) provision	1,281	1,400	2,188	2,266
Income tax (benefit) provision	(11,194)	35	(11,194)	36
Net income	12,475	1,365	13,382	2,230
Amortization of discount on preferred stock	(67)	(67)	(135)	(135)
Dividends on preferred stock	(396)	(526)	(922)	(1,053)
Net income available to common stockholders	$12,012	$772	$12,325	$1,042
Basic income per share	$1.02	$0.08	$1.13	$0.10
Diluted income per share	$1.02	$0.08	$1.12	$0.10

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
 (dollars in thousands)

Six Months Ended June 30, 2016

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2015	$4	$101	$76,335	$10,016	$86,456

Net Income	-	-	-	13,382	13,382
Stock issuance (2,015,500 shares) net of expenses of $575		20	10,490		10,510
Stock-based compensation	-	-	95	-	95
Dividend declared on Series A preferred stock	-	-	-	(70)	(70)
Stock redemption on Series B preferred stock (10,000 shares)	-	-	(10,000)	-	(10,000)
Dividend declared on Series B preferred stock	-	-	-	(852)	(852)
Amortization of discount on
Series B preferred stock warrants			135	(135)	-

Balance – June 30, 2016	$4	$121	$77,055	$22,341	$99,521

Six Months Ended June 30, 2015

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2014	$4	$101	$75,848	$7,857	$83,810

Net Income	-	-	-	2,230	2,230
Stock-based compensation	-	-	62	-	62
Dividend declared on Series B preferred stock	-	-	-	(1,053)	(1,053)
Amortization of discount on Series B preferred stock warrants			135	(135)	-
Exercised Options (21,500 shares)	-	-	96		96

Balance – June 30, 2015	$4	$101	$76,141	$8,899	$85,145

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,
	2016	2015

Cash Flows from Operating Activities

Net income	$13,382	$2,230
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(592)	(623)
Net amortization of premiums and discounts	214	184
Provision for loan losses	100	200
Provision for depreciation	571	564
Provision for losses on foreclosed real estate	133	-
Gain on sale of loans	(1,033)	(1,419)
Gain on sale of foreclosed real estate	(46)	(82)
Proceeds from loans sold to others	61,428	76,538
Loans originated for sale	(60,572)	(80,899)
Stock-based compensation expense	95	62
Deferred income tax benefit	(11,239)	-
(Increase) decrease in accrued interest receivable and other assets	(222)	1,245
(Decrease) increase in accrued interest payable and other liabilities	(358)	2,909

Net cash provided by operating activities	1,861	909

Cash Flows from Investing Activities

Purchase of investment securities held to maturity	(4,562)	(20,661)
Proceeds from maturing investment securities held to maturity	5,000	2,000
Principal collected on mortgage-backed securities held to maturity	2,901	1,269
Net (increase) decrease in loans	(20,025)	29,519
Proceeds from sale of foreclosed real estate	1,622	1,844
Investment in premises and equipment	(288)	(170)
(Purchase) redemption of FHLB stock	(369)	310

Net cash (used in) provided by investing activities	(15,721)	14,111

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For the Six Months Ended June 30,
	2016	2015

Cash Flows from Financing Activities

Net increase in deposits	15,906	298
Net increase in short-term borrowings	10,000	-
Series A preferred stock dividends	(70)	-
Series B preferred stock dividends	(7,402)	-
Stock redemption of Series B preferred stock	(10,000)	-
Net proceeds from common stock issuance	10,510	-
Proceeds from exercise of options	-	96
Net cash provided by financing activities	18,944	394
Increase in cash and cash equivalents	5,084	15,414
Cash and cash equivalents at beginning of year	43,591	33,335

Cash and cash equivalents at end of period	$48,675	$48,749

Supplemental disclosure of cash flows information:

Cash paid (received) during period for:

Interest	$7,099	$3,979

Income taxes	$-	$(301)

Transfer of loans to foreclosed real estate	$1,077	$1,907

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016 or any other interim period.  The unaudited consolidated financial statements for the six months ended June 30, 2016 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Not included in the diluted earnings per share calculation for the three and six month periods ended June 30, 2016 because they were anti-dilutive, were 111,500 shares of common stock issuable upon exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.  Not included in the diluted earnings per share calculation for the three and six month periods ended June 30, 2015, because they were anti-dilutive, were 149,500 shares of common stock issuable upon exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Common shares – weighted average (basic)	11,772,195	10,088,549	10,930,537	10,078,923
Common share equivalents – weighted average	55,447	24,746	47,788	23,298
Common shares – weighted average (diluted)	11,827,642	10,113,295	10,978,325	10,102,221

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

As of June 30, 2016, Bancorp’s reservable liability was below the threshold established by the Federal Reserve Bank and therefore, Bancorp was not required to maintain reserves (in the form of deposits with the Federal Reserve Bank or a correspondent bank on behalf of the Federal Reserve Bank.)

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

As of June 30, 2016, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table below.

Under the final capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases or for the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of June 30, 2016, the Bank meets all capital adequacy requirements under the Basel III Capital Rules, including the capital conservation buffer, on a fully phased-in basis as if all such requirements were currently in effect.

	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
June 30, 2016
Tangible (1)	$109,289	14.3%	$11,477	1.5%	N/A	N/A	N/A	N/A
Tier 1 capital (2)	109,289	18.5%	35,428	6.0%	$39,118	6.6%	$47,237	8.0%
Common Equity Tier 1 (2)	109,289	18.5%	26,571	4.5%	30,261	5.1%	38,380	6.5%
Leverage (1)	109,289	14.3%	30,604	4.0%	35,386	4.6%	38,255	5.0%
Total (2)	116,727	19.8%	47,237	8.0%	50,927	8.6%	59,046	10.0%

(1)	To adjusted total assets.
(2)	To risk-weighted assets.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 8 -  Stock-Based Compensation

Bancorp has a stock-based compensation plan for directors, officers, and other key employees of Bancorp.  The aggregate number of shares of common stock that may be issued with respect to the awards granted under the plan is 500,000 plus any shares forfeited under Bancorp’s old stock-based compensation plan.  Under the terms of the stock-based compensation plan, Bancorp has the ability to grant various stock compensation incentives, including stock options, stock appreciation rights, and restricted stock.  The stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors.  Under the stock-based compensation plan, stock options generally have a maximum term of ten years, and are granted with an exercise price at least equal to the fair market value of the common stock on the date the options are granted.  Generally, options granted to directors, officers and employees vest over a five-year period, although the Compensation Committee has the authority to provide for different vesting schedules.

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

There were no options granted during the six months ended June 30, 2016 and June 30, 2015.

Stock-based compensation expense for the three and six months ended June 30, 2016 totaled $47,000 and $95,000, respectively. Stock-based compensation expense for the three and six months ended June 30, 2015 totaled $28,000 and $62,000, respectively. There were no options exercised during the six months ended June 30, 2016 and 21,500 options exercised during the six months ended June 30, 2015.

Information regarding Bancorp’s stock-based compensation plan as of and for the six months ended June 30, 2016 is as follows:

	2016
	Shares	Weighted Average Price
Options outstanding, December 31, 2015	339,800	$4.83
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options outstanding, June 30, 2016	339,800	$4.83
Options exercisable, June 30, 2016	137,210	$4.34

The aggregate intrinsic value of the options outstanding as of June 30, 2016 and December 31, 2015 was $403,000 and $323,000, respectively.  The aggregate intrinsic value of the options exercisable as of June 30, 2016 and December 31, 2015 was $229,000 and $165,000, respectively.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 8 -  Stock-Based Compensation – Continued

The following table summarizes the nonvested options in Bancorp’s stock option plan as of June 30, 2016.

	Shares	Weighted Average Grant Date Exercise Price
Nonvested options outstanding, December 31, 2015	235,570	$5.13
Nonvested options granted	-	-
Nonvested options vested	(32,980)	$4.88
Nonvested options forfeited	-	-
Nonvested options outstanding, June 30, 2016	202,590	$5.17

As of June 30, 2016, there was $595,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over a period of fifty-four months.

Note 9 -  Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016:

US Treasury securities	$18,018	$354	$-	$18,372
US Agency securities	21,043	461	-	21,504
US Government sponsored mortgage-backed securities	33,519	592	-	34,111
Total	$72,580	$1,407	$-	$73,987

December 31, 2015:

US Treasury securities	$21,057	$276	$8	$21,325
US Agency securities	20,011	139	76	20,074
US Government sponsored mortgage-backed securities	35,065	41	195	34,911
Total	$76,133	$456	$279	$76,310

The following table shows fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2016 and December 31, 2015. There were no securities in a gross unrealized loss position at June 30, 2016. Four US Treasury securities, thirteen Agency securities and twelve Mortgage-backed securities were in a gross unrealized loss position at December 31, 2015.  Management believes that the unrealized losses in 2015 were the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds.  The Bank does not consider any of these securities to be other than temporarily impaired at December 31, 2015, because the unrealized losses were related primarily to changes in market interest rates and widening of sector spreads and were not necessarily related to the credit quality of the issuers of the securities.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 9 -  Investment Securities – Continued

In addition, the Bank does not intend to sell, nor does it believe it will be more likely than not that it will be required to sell, any impaired securities prior to a recovery of amortized cost.

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016:	(dollars in thousands)

US Treasury securities	$-	$-	$-	$-	$-	$-
US Agency securities	-	-	-	-	-	-
US Government sponsored mortgage-backed securities	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015:	(dollars in thousands)

US Treasury securities	$3,992	$8	$-	$-	$3,992	$8
US Agency securities	12,958	76	-	-	12,958	76
US Government sponsored mortgage-backed securities	31,091	195	-	-	31,091	195
Total	$48,041	$279	$-	$-	$48,041	$279

The amortized cost and estimated fair value of debt securities at June 30, 2016, by contractual maturity are shown in the following table.  Actual maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity (dollars in thousands)
	Amortized Cost	Estimated Fair Value

Due in one year or less	$8,025	$8,065
Due from one year to five years	29,078	29,642
Due from five years to ten years	1,958	2,169
US Government sponsored mortgage-backed securities	33,519	34,111
	$72,580	$73,987

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable
Loans receivable, including unfunded commitments consist of the following:

	June 30	December 31
	2016	2015
	(dollars in thousands)
Residential mortgage, total	$277,245	$285,930
Individually evaluated for impairment	23,078	26,087
Collectively evaluated for impairment	254,167	259,843

Construction, land acquisition and development, total	61,576	77,478
Individually evaluated for impairment	378	309
Collectively evaluated for impairment	61,198	77,169

Land, total	33,139	28,677
Individually evaluated for impairment	1,298	1,608
Collectively evaluated for impairment	31,841	27,069

Lines of credit, total	26,926	20,188
Individually evaluated for impairment	279	299
Collectively evaluated for impairment	26,647	19,889

Commercial real estate, total	202,484	174,912
Individually evaluated for impairment	5,949	6,321
Collectively evaluated for impairment	196,535	168,591

Commercial non-real estate, total	15,521	9,296
Individually evaluated for impairment	-	122
Collectively evaluated for impairment	15,521	9,174

Home equity, total	22,397	24,529
Individually evaluated for impairment	1,928	2,285
Collectively evaluated for impairment	20,469	22,244

Consumer, total	1,646	1,224
Individually evaluated for impairment	105	10
Collectively evaluated for impairment	1,541	1,214
Total Loans	640,934	622,234
Less
Unfunded commitments included above	(20,117)	(21,101)
	$620,817	601,133
Individually evaluated for impairment	33,015	37,041
Collectively evaluated for impairment	587,802	564,092
	620,817	601,133
Allowance for loan losses	(8,804)	(8,758)
Deferred loan origination fees and costs, net	(2,917)	(2,719)
Net Loans	$609,096	$589,656

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

Bancorp recognized $103,000 and $189,000 of interest income from its loan portfolio from interest reserves during the six months ended June 30, 2016 and 2015, respectively.  None of the loans where interest reserves were recorded as capitalized interest were non-performing.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following is a summary of the allowance for loan losses for the six and three month periods ended June 30, 2016 (dollars in thousands):

	Total	Residential Mortgage	Construction Acquisition Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Six months ended June 30, 2016
Beginning Balance	$8,758	$4,188	$446	$510	$57	$2,792	$234	$528	$3
Provision	100	(330)	(246)	173	(18)	(37)	463	91	4
Charge-offs	(374)	(151)	-	-	-	(178)	(17)	(28)	-
Recoveries	320	185	97	3	10	-	23	2	-
Ending Balance	$8,804	$3,892	$297	$686	$49	$2,577	$703	$593	$7

Ending balance related to:
Loans individually evaluated for impairment	$1,948	$1,663	$-	$60	$15	$203	$-	$2	$5
Loans collectively evaluated for impairment	$6,856	$2,229	$297	$626	$34	$2,374	$703	$591	$2

Three months ended June 30, 2016

Beginning Balance	$8,633	$4,223	$335	$684	$42	$2,348	$348	$650	$3
Provision	100	(423)	(135)	(1)	2	360	351	(58)	4
Charge-offs	(142)	(11)	-	-	-	(131)	-	-	-
Recoveries	213	103	97	3	5	-	4	1	-
Ending Balance	$8,804	$3,892	$297	$686	$49	$2,577	$703	$593	$7

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following is a summary of the allowance for loan losses for the years ended December 31, 2015 (dollars in thousands):

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

All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income.  The interest collected on these loans is applied to principle unless the loan meets the criteria for recognizing interest income on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize impaired loans at June 30, 2016 and December 31, 2015 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
June 30, 2016
Residential mortgage	$10,870	$1,663	$12,208	$23,078	$23,570
Construction, acquisition and development	-	-	378	378	378
Land	460	60	838	1,298	1,411
Lines of credit	149	15	130	279	279
Commercial real estate	1,989	203	3,960	5,949	6,228
Commercial non-real estate	-	-	-	-	-
Home equity	16	2	1,912	1,928	2,514
Consumer	105	5	-	105	105
Total impaired loans	$13,589	$1,948	$19,426	$33,015	$34,485

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2015
Residential mortgage	$11,885	$1,838	$14,202	$26,087	$26,656
Construction, acquisition and development	-	-	309	309	309
Land	639	78	969	1,608	1,723
Lines of credit	299	30	-	299	299
Commercial real estate	3,214	328	3,107	6,321	6,469
Commercial non-real estate	103	5	19	122	123
Home equity	16	2	2,269	2,285	3,251
Consumer	10	1	-	10	10
Total impaired loans	$16,166	$2,282	$20,875	$37,041	$38,840

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize average impaired loans for the six month and three month periods ended June 30, 2016 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Six months ended June 30, 2016
Residential mortgage	$11,381	$250	$13,669	$285	$25,050	$535
Construction, acquisition and development	-	-	368	8	368	8
Land	556	14	859	19	1,415	33
Lines of credit	150	4	79	1	229	5
Commercial real estate	2,071	52	4,090	77	6,161	129
Commercial non-real estate	50	1	9	-	59	1
Home equity	16	1	2,030	41	2,046	42
Consumer	58	1	34	-	92	1
Total impaired loans	$14,282	$323	$21,138	$431	$35,420	$754

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Three months ended June 30, 2016
Residential mortgage	$11,209	$127	$12,065	$117	$23,274	$244
Construction, acquisition and development	-	-	378	4	378	4
Land	463	6	841	9	1,304	15
Lines of credit	149	2	59	1	208	3
Commercial real estate	1,993	25	4,214	61	6,207	86
Commercial non-real estate	-	-	-	-	-	-
Home equity	16	-	1,913	21	1,929	21
Consumer	106	1	-	-	106	1
Total impaired loans	$13,936	$161	$19,470	$213	$33,406	$374

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize average impaired loans for the six and three month periods ended June 30, 2015 (dollars in thousands):

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Bancorp recognized $374,000 and $754,000 of interest income on impaired loans using a cash-basis method of accounting for the three months and six months ended June 30, 2016, and $412,000 and $867,000 for the three months and six months ended June 30, 2015. Bancorp did not record any interest income attributable to the change in present value attributable to the passage of time.  Bancorp evaluates its impaired loans and assesses them based on either discounted cash flows or if it deems its loans to be collateral based, assesses impairment based on the net value of the underlying collateral.

Included in the above impaired loans amount at June 30, 2016 was $23,809,000 of loans that are not in non-accrual status.  In addition, there was a total of $23,078,000 of residential real estate loans included in impaired loans at June 30, 2016, of which $17,237,000 were to consumers and $5,841,000 to builders. The collateral supporting impaired collateral dependent loans is individually reviewed by management to determine its estimated fair market value, less estimated disposal cost and a charge off is taken, if necessary, for the difference between the carrying amount of any loan and the estimated fair value of the collateral less estimated disposal cost.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2016 and December 31, 2015.  Included in the Pass column were $20,117,000 and $21,101,000 in unfunded commitments at June 30, 2016 and December 31, 2015, respectively (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total

June 30, 2016
Residential mortgage	$265,116	$7,274	$4,855	$-	$277,245
Construction, acquisition and development	61,198	71	307	-	61,576
Land	32,055	372	712	-	33,139
Lines of credit	26,422	250	254	-	26,926
Commercial real estate	187,172	11,755	3,557	-	202,484
Commercial non-real estate	15,189	107	225	-	15,521
Home equity	20,539	587	1,271	-	22,397
Consumer	1,646	-	-	-	1,646
Total loans	$609,337	$20,416	$11,181	$-	$640,934

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2015
Residential mortgage	$268,583	$12,457	$4,890	$-	$285,930
Construction, acquisition and development	77,168	71	239	-	77,478
Land	26,845	1,268	564	-	28,677
Lines of credit	19,521	368	299	-	20,188
Commercial real estate	155,766	13,208	5,938	-	174,912
Commercial non-real estate	9,151	125	20	-	9,296
Home equity	22,018	588	1,923	-	24,529
Consumer	1,224	-	-	-	1,224
Total loans	$580,276	$28,085	$13,873	$-	$622,234

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  Included in the Current column were $20,117,000 and $21,101,000 in unfunded commitments at June 30, 2016 and December 31, 2015, respectively. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual
June 30, 2016
Residential mortgage	$2,990	$-	$2,731	$5,721	$271,524	$277,245	$3,045
Construction, acquisition and development	-	-	-	-	61,576	61,576	307
Land	-	-	6	6	33,133	33,139	264
Lines of credit	-	-	-	-	26,926	26,926	149
Commercial real estate	-	-	381	381	202,103	202,484	3,648
Commercial non-real estate	-	-	-	-	15,521	15,521	-
Home equity	-	408	487	895	21,502	22,397	1,587
Consumer	2	-	205	207	1,439	1,646	206
Total loans	$2,992	$408	$3,810	$7,210	$633,724	$640,934	$9,206

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual
December 31, 2015
Residential mortgage	$1,593	$65	$2,461	$4,119	$281,811	$285,930	$3,191
Construction, acquisition and development	-	-	-	-	77,478	77,478	244
Land	137	-	156	293	28,384	28,677	277
Lines of credit	149	-	-	149	20,039	20,188	483
Commercial real estate	253	-	292	545	174,367	174,912	2,681
Commercial non-real estate	-	-	-	-	9,296	9,296	-
Home equity	-	-	625	625	23,904	24,529	2,098
Consumer	3	-	-	3	1,221	1,224	-
Total loans	$2,135	$65	$3,534	$5,734	$616,500	$622,234	$8,974

Bancorp did not have any greater than 90 days and still accruing loans as of the periods ended June 30, 2016 and December 31, 2015.

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

Bancorp has not purchased, sold or reclassified any loans to held for sale during the periods discussed.  Only loans originated specifically for sale are recorded as held for sale at the period ended June 30, 2016 and December 31, 2015.

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

There were 75 restructured loans at June 30, 2016 totaling $24,458,000, of which 70 loans totaling $23,315,000 were performing as agreed.  Of those performing loans, 48 loans totaling $19,382,000 have not been late on a payment during the last 2 years.

There were 77 restructured loans at December 31, 2015 totaling $25,715,000, of which 71 loans totaling $24,386,000 were performing as agreed.

In the six months ended June 30, 2016 and 2015, there were no TDR’s that subsequently defaulted during the 12 month period ended June 30, 2016 and 2015.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables present newly restructured loans that occurred during the six and three months ended June 30, 2016 (dollars in thousands):

Six months ended June 30, 2016
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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Three months ended June 30, 2016
	Rate Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts
Pre-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$-	-	$-	-
Construction, acquisition and development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	-	-	$-	-	$-	-

Post-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$-	-	$-	-
Construction, acquisition and development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	-	-	$-	-	$-	-

In addition, the TDR is evaluated for impairment loss.  A determination is made as to whether an impaired TDR is cash flow or collateral dependent.  If the TDR is cash flow dependent, an allowance for loan losses specific reserve is calculated based on the difference in net present value of future cash flows between the original and modified loan terms.  If the TDR is collateral dependent, the collateral securing the TDR, which is always real estate, is evaluated for impairment based on either an appraisal or broker price opinion.  If a TDR’s collateral valuation is less than its current loan balance, the TDR is written down for accounting purposes by the amount of the difference between the current loan balance and the collateral value.  If the borrower performs under the terms of the modification, generally six consecutive months, and the ultimate collectability of all amounts contractually due under the modified terms is not in doubt, the loan is returned to accrual status.  There are no loans that have been modified due to the financial difficulties of the borrower that are not considered a TDR.  There were no TDR defaults during the six months ended June 30, 2016 and 2015.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Interest on TDRs was accounted for under the following methods as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	Number of Contracts	Accrual Status	Number of Contracts	Non- Accrual Status	Total Number of Contracts	Total Modifications
June 30, 2016
Residential mortgage	54	$19,833	2	$887	56	$20,720
Construction, acquisition and Development	1	70	-	-	1	70
Land	6	876	1	6	7	882
Lines of credit	-	-	-	-	-	-
Commercial real estate	4	2,431	2	250	6	2,681
Commercial non-real estate	4	96	-	-	4	96
Home equity	-	-	-	-	-	-
Consumer	1	9	-	-	1	9
Total loans	70	$23,315	5	$1,143	75	$24,458

December 31, 2015
Residential mortgage	55	$20,831	3	$1,071	58	$21,902
Construction, acquisition and development	1	71	-	-	1	71
Land	6	907	1	6	7	913
Lines of credit	-	-	-	-	-	-
Commercial real estate	4	2,464	2	252	6	2,716
Commercial non-real estate	4	103	-	-	4	103
Home equity	-	-	-	-	-	-
Consumer	1	10	-	-	1	10
Total loans	71	$24,386	6	$1,329	77	$25,715

Unless otherwise noted, the Bank requires collateral or other security to support financial instruments with off-balance-sheet credit risk (dollars in thousands).

Financial Instruments Whose Contract	Contract Amount At
Amounts Represent Credit Risk	June 30, 2016	December 31, 2015
Standby letters of credit	$4,397	$5,937
Home equity lines of credit	7,641	7,467
Unadvanced construction commitments	20,117	21,101
Mortgage loan commitments	8,763	3,233
Lines of credit	29,440	27,189
Loans sold with limited repurchase provisions	32,288	65,107

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2016 and December 31, 2015 for guarantees under standby letters of credit issued was $99,000 and $115,000, respectively.

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

Mortgage loan commitments not reflected in the accompanying statements of financial condition at June 30, 2016 included thirteen loan commitments totaling $8,763,000 at a fixed interest rate range of 3.25% to 4.50% and none at floating interest rates and at December 31, 2015 included seven loan commitments totaling $3,233,000 at a fixed interest rate range of 3.75% to 8.00% and none at floating interest rates.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. The loans sold under these agreements for the six month period ended June 30, 2016 and year ended December 31, 2015 were $32,163,000 and $157,309,000, respectively. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within the terms specified by the agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.

Only loans originated specifically for sale are recorded as held for sale at the period ended June 30, 2016 and December 31, 2015.

No amount was recognized in the consolidated statement of financial condition at June 30, 2016 and December 31, 2015 as a liability for credit loss related to these loans.

Except for the liability recorded for standby letters of credit of $99,000 at June 30, 2016 and $115,000 at December 31, 2015, liabilities for credit losses associated with these commitments were not material.

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

The following information should not be interpreted as an estimate of the fair value of Bancorp since a fair value calculation is only provided for a limited portion of Bancorp’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Bancorp’s financial instruments at June 30, 2016 and December 31, 2015.

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

Impaired loans are those for which Bancorp has measured impairment based on the present value of expected future cash flows or on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $13,589,000 and $16,166,000 at June 30, 2016 and December 31, 2015, respectively, less their valuation allowances of $1,948,000 and $2,282,000 at June 30, 2016 and December 31, 2015, respectively. The fair value of five impaired collateral-dependent loans that were partially charged off during the six months ended June 30, 2016 totaled $3,232,000 net of charge-offs of  $145,000.  The fair value of seven impaired collateral-dependent loans that were partially charged off during the year ended December 31, 2015 totaled $3,219,000 net of charge-offs of $622,000.

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

Foreclosed real estate totaled $1,112,000 and $1,744,000 as of June 30, 2016 and December 31, 2015, respectively.  The carrying value of foreclosed residential real estate included within foreclosed real estate totaled $592,000 and $543,000 as of June 30, 2016 and December 31, 2015, respectively.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction totaled $2,977,000 and $1,487,000 as of June 30, 2016 and December 31, 2015, respectively.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments – Continued

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring and recurring basis by level within the fair value hierarchy as of June 30, 2016 and December 31, 2015:

		June 30, 2016 Fair Value Measurement Using:
	June 30, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$14,873	$-	$-	$14,873
Foreclosed real estate	360	-	-	360
Total nonrecurring fair value measurements	$15,233	$-	$-	$15,233
Recurring fair value measurements
Mortgage servicing rights	$486	$-	$-	$486
Rate lock commitments	598	-	598	-
Mandatory forward contracts	(80)	-	(80)	-
Total recurring fair value measurements	$1,004	$-	$518	$486

		December 31, 2015 Fair Value Measurement Using:
	December 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$17,103	$-	$-	$17,103
Foreclosed real estate	543	-	-	543
Total nonrecurring fair value measurements	$17,646	$-	$-	$17,646
Recurring fair value measurements
Mortgage servicing rights	$623	$-	$-	$623
Rate lock commitments	141	-	141	-
Mandatory forward contracts	111	-	111	-
Total recurring fair value measurements	$875	$-	$252	$623

There were no liabilities that were required to be re-measured on a nonrecurring basis at June 30, 2016 or December 31, 2015.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments - Continued

The following table presents additional quantitative information about assets measured at fair value on a recurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2016
Mortgage servicing rights	$486	Market approach	Weighted average prepayment speed	8.53%

December 31, 2015
Mortgage servicing rights	$623	Market approach	Weighted average prepayment speed	9.91%

All appraisals are reviewed by the credit department.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2016
Impaired loans	$11,641	PV of future cash flows (1)	Discount rate	-6.00%
	3,232	Appraisal of collateral (2)	Liquidation expenses (3)	-6.00%
Foreclosed real estate	$360	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-6.54% to -15.11% (-14.66%)

December 31, 2015
Impaired loans	$13,884	PV of future cash flows (1)	Discount rate	-6.00%
	$3,219	Appraisal of collateral (2)	Liquidation expenses (3)	-6.00%

Foreclosed real estate	$543	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-6.12% to -7.31% (-6.24%)

(1)	Cash flow which generally includes various level 3 inputs which are not identifiable.
(2)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(3)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(4)	Includes qualitative adjustments by management and estimated liquidation expenses.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments – Continued

The estimated fair values of Bancorp's financial instruments as of June 30, 2016 and December 31, 2015 were as follows:

			Fair Value Measurement at June 30, 2016
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets	(dollars in thousands)
Cash and cash equivalents	$48,675	$48,675	$48,7675	$-	$-
Investment securities (HTM)	72,580	73,987	-	73,987
Loans held for sale	13,380	13,471	-	13,471	-
Loans receivable, net	609,096	613,252	-	-	613,252
FHLB stock	5,995	5,995	-	5,995	-
Accrued interest receivable	2,262	2,262	-	2,262	-
Mortgage servicing rights	486	486	-	-	486
Rate lock commitments	598	598	-	598	-

Financial Liabilities
Deposits	$539,677	$540,505	-	$540,505	-
FHLB advances	125,000	121,175	-	121,175	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	408	408	-	408	-
Mandatory forward contracts	80	80	-	80	-
Off Balance Sheet Commitments	$-	$-	$-	$-	$-

			Fair Value Measurement at December 31, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets	(dollars in thousands)
Cash and cash equivalents	$43,591	$43,591	$43,591	$-	$-
Investment securities (HTM)	76,133	76,310	-	76,310	-
Loans held for sale	13,203	13,295	-	13,295	-
Loans receivable, net	589,656	593,742	-	-	593,742
FHLB stock	5,626	5,626	-	5,626	-
Accrued interest receivable	2,218	2,218	-	2,218	-
Mortgage servicing rights	623	623	-	-	623
Rate lock commitments	141	141	-	141	-
Mandatory forward contracts	111	111	-	111	-
Financial Liabilities
Deposits	$523,771	$524,458	-	524,458	-
FHLB advances	115,000	110,759	-	110,759	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	3,137	3,137	-	3,137	-
Off Balance Sheet Commitments	$-	$-	$-	$-	$-

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

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at June 30, 2016 and December 31, 2015.

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

Note 12 - Income Taxes

There was an $11,194,000 income tax benefit recorded for the second quarter of 2016 compared to a $35,000 tax expense for the second quarter of 2015.  For the six months ended June 30, 2016, the income tax benefit was $11,194,000 compared to income tax expense of $36,000 for the same period in 2015. The income tax benefit in 2016 was primarily due to the reversal of an $11,837,000 valuation allowance previously recorded against the net deferred tax asset. This valuation allowance was first recorded in the third quarter of 2013 due to the uncertainty of whether or not the Bancorp would be able to realize the asset.

In assessing Bancorp’s ability to realize its net deferred tax asset, Management considers whether it is more likely than not that some portion or all of the net deferred tax asset will or will not be realized.  Bancorp’s ultimate realization of the net deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.  Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment.  The amount of net deferred taxes recognized could be impacted by changes to any of these variables.

Each quarter, Bancorp weighs both the positive and negative information and analyzes its position of whether or not a valuation allowance is required. Over the past several quarters, the positive information has been increasing while the negative information has been decreasing. Over the last eight quarters, the Bancorp has demonstrated consistent earnings while its level of non-performing assets has steadily decreased. Additionally, the Federal Reserve Bank and The Office of the Comptroller of the Currency have terminated their formal agreements with Bancorp, reducing regulatory risk.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 12 - Income Taxes - Continued

Given the consistent earnings and improving asset quality, Bancorp’s analysis has now concluded that, as of June 30, 2016, it is more likely than not that it will generate sufficient taxable income within the applicable carry-forward periods to realize its net deferred tax asset. As such, the full valuation allowance of $11,837,000 was reversed to income tax expense at June 30, 2016. Bancorp’s net deferred tax asset was $11,239,000 as of June 30, 2016.

Note 13 - Recent Accounting Pronouncements

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

Under ASU 2016-08, Revenue from Contracts with Customers, the new revenue standard clarifies the principal versus agent implementation guidance, but does not change the core principle of the new standard. The updates to the principal versus agent guidance:

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

Bancorp is currently evaluating the impact this update will have on its consolidated financial position and results of operations.

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

Note 13 - Recent Accounting Pronouncements – Continued

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

Bancorp is currently evaluating the impact this update will have on its consolidated financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  Bancorp is currently evaluating the impact this update will have on its consolidated financial position and results of operations.

Under ASU 2016-13, Financial Instruments – Credit Losses the ASU sets forth a “current expected credit loss” (CECL) model which requires Bancorp to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Bancorp is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

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

Critical Accounting Policies

Bancorp’s significant accounting policies are set forth in Note 1 of the audited consolidated financial statements as of December 31, 2015 which were included in Bancorp’s Annual Report on Form 10-K.  Of these significant accounting policies, Bancorp considers its policies regarding the allowance for loan losses, the valuation of foreclosed real estate, the evaluation of other than temporary impairment of investment securities and the valuation of the deferred tax asset to be its most critical accounting policies, given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations and future taxable income.  In addition, changes in economic conditions can have a significant impact on real estate values of underlying collateral affecting the allowance for loan losses and therefore the provision for loan losses and results of operations as well as the valuation of foreclosed real estate.  Bancorp has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  Bancorp’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

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

Bancorp had net income of $13,382,000 for the six months ended June 30, 2016, compared to $2,230,000 for the six months ended June 30, 2015, primarily due to an $11,194,000 income tax benefit as a result of the reversal of the valuation allowance recorded against the deferred tax asset previously recorded.  The reversal resulted in the recognition of a one-time tax benefit in the second quarter of approximately $11,837,000.  Bancorp has now concluded that, as of June 30, 2016, it is more likely than not that it will generate sufficient taxable income within the applicable carry-forward periods to realize its net deferred tax assets.

Our results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, borrowings and subordinated debentures.  We also generate non-interest income, including, among other sources, mortgage banking activities, real estate commissions and management fees, and service charges on deposit accounts.  Our non-interest expense consists primarily of employee compensation and benefits, net occupancy expense and other operating expenses.

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

Results of Operations

Net income increased by $11,110,000 to net income of $12,475,000 for the second quarter of 2016, compared to net income of $1,365,000 for the second quarter of 2015.  Basic and diluted earnings per share were $1.02 for the second quarter of 2016 compared to $0.08 for the second quarter of 2015. Net income increased by $11,152,000 to net income of $13,382,000 for the six months ended June 30, 2016, compared to net income of $2,230,000 for the six months ended June 30, 2015.  Basic and diluted earnings per share were $1.13 and $1.12, respectively, for the six months ended June 30, 2016 compared to $0.10 for the six months ended June 30, 2015.

Net interest income, which is interest earned net of interest expense, increased by $5,000, or 0.1%, to $5,541,000 for the second quarter of 2016, compared to $5,536,000 for the second quarter of 2015.  Net interest income decreased $419,000, or 3.7%, to $10,776,000 for the six months ended June 30, 2016, compared to $11,195,000 for the six months ended June 30, 2015. The primary reason for this decrease was a decrease in the yield on the loan portfolio.

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

The provision for loan losses stayed the same at $100,000 for the second quarter of 2016 and for the second quarter of 2015. The provision for loan losses decreased by $100,000, or 50.0%, to $100,000 for the six months ended June 30, 2016, compared to $200,000 for the same period in 2015. This decrease was primarily due to an improvement in the loan portfolio quality, a lower level of net charge-offs and lower loan delinquencies in 2016 compared to 2015.

Total non-interest income decreased by $489,000, or 21.0%, to $1,843,000 for the second quarter of 2016, compared to $2,332,000 for the second quarter of 2015.  Total non-interest income decreased by $168,000, or 5.2%, to $3,064,000 for the six months ended June 30, 2016, compared to $3,232,000 for the same period in 2015.  The primary reasons for these decreases in non-interest income were a decrease in mortgage banking activities partially offset by an increase in real estate commissions and management fees, and an increase in fair value of interest rate lock commitments and mandatory contracts entered into by the Bank.  Mortgage banking activities decreased $609,000, or 64.2%, to $340,000 for the second quarter of 2016, compared to $949,000 for the second quarter of 2015.  Mortgage banking activities decreased $387,000, or 27.3%, to $1,032,000 for the six months ended June 30, 2015, compared to $1,419,000 for the same period in 2015.  These decreases were the result of lower mortgage origination production and a decrease in the fair value of mortgage servicing rights.  Real estate commissions increased by $182,000, or 37.1%, to $673,000 for the second quarter of 2016, compared to $491,000 for the second quarter of 2015.  Real estate commissions increased $193,000, or 32.3%, to $791,000 for the six months ended June 30, 2016, compared to $598,000 for the same period in 2015.  The increase in real estate commissions was due to increased commercial sales and leasing activity in 2016 compared to 2015. Real estate management fees increased by $18,000, or 10.8%, to $185,000 for the second quarter of 2016, compared to $167,000 for the second quarter of 2015. Real estate management fees increased $25,000, or 7.7%, to $350,000 for the six months ended June 30, 2016, compared to $325,000 for the same period in 2015.  These increases are due to a higher level of commercial property under management in 2016 compared to 2015.  Other non-interest income decreased $80,000, or 11.0%, to $645,000 for the second quarter of 2015, compared to $725,000 for the second quarter of 2015.  Other non-interest income increased $1,000, or 0.1%, to $891,000 for the six months ended June 30, 2016, compared to $890,000 for the for the same period in 2015.  The primary reason for the second quarter decrease was due to the timing of certain fees collected from borrowers and income booked in 2016 for the change in fair value of interest rate lock commitments and mandatory contracts entered into by the Bank.

Total non-interest expenses decreased $365,000, or 5.7%, to $6,003,000 for the second quarter of 2016, compared to $6,368,000 for the second quarter of 2015.  Total non-interest expenses decreased $409,000, or 3.4%, to $11,552,000 for the six months ended June 30, 2016, compared to $11,961,000 for the same period in 2015.  Compensation and related expenses decreased by $277,000, or 6.8%, to $3,814,000 for the second quarter of 2016, compared to $4,091,000 for the second quarter of 2015. Compensation and related expenses decreased by $451,000, or 5.7%, to $7,450,000 for the six months ended June 30, 2016, compared to $7,901,000 for the same period in 2015.  This was primarily due to lower commissions paid on lower mortgage banking activities in 2016 compared to 2015. Net occupancy costs decreased by $4,000, or 0.9%, to $449,000 for the second quarter of 2016, compared to $453,000 for the second quarter of 2015.  Net occupancy costs increased by $23,000, or 2.6%, to $901,000 for the six months ended June 30, 2016, compared to $878,000 for the same period in 2015.  These variances were the result of the timing of maintenance costs in 2016 compared to 2015, partially offset by an increase in rents collected from tenants.  Legal fees decreased by $61,000, or 91.0%, to $6,000 for the second quarter of 2015, compared to $67,000 for the second quarter of 2015.  Legal fees increased $7,000, or 5.4%, to $136,000 for the six months ended June 30, 2016, compared to $129,000 for the same period in 2015. These variances were primarily due to the timing of services needed from outside legal firms in 2016 compared to 2015. Foreclosed real estate, net increased by $46,000, or 88.5%, to $98,000 for the second quarter of 2015 compared to $52,000 for the second quarter of 2015.  Foreclosed real estate, net increased by $156,000 to $143,000 for the six months ended June 30, 2016, compared to ($13,000) for the same period in 2015.  These increases were primarily due to higher losses and expenses on properties sold in 2016, compared to 2015. FDIC assessments and regulatory expense decreased by $128,000, or 43.8% to $164,000 for the second quarter of 2016, compared to $292,000 for the second quarter of 2015.  FDIC assessments and regulatory expense decreased by $316,000, or 51.8% to $294,000 for the six months ended June 30, 2016, compared to $610,000 for the same period in 2015.  These decreases were primarily due to a decrease in the risk-based assessment charged by the FDIC due to Bancorp’s release from its regulatory agreements.  Professional fees stayed constant at $235,000 for the second quarter of 2016 and for the second quarter of 2015.  Professional fees decreased by $94,000, or 18.8% to $407,000 for the six months ended June 30, 2016, compared to $501,000 for the same period in 2015.  This decrease was primarily due to a decrease in consulting related fees during the first quarter of 2016.  Advertising increased $7,000, to $208,000 for the second quarter of 2016, compared to $201,000 for the second quarter of 2015.  Advertising decreased by $2,000, or 0.6% to $341,000 for the six months ended June 30, 2016, compared to $343,000 for the same period in 2015.  Online charges increased $45,000, or 22.7%, to $243,000 for the second quarter of 2016, compared to $198,000 for the second quarter of 2015.  Online charges increased by $93,000, or 22.9% to $500,000 for the six months ended June 30, 2016, compared to $407,000 for the same period in 2015.  These increases were primarily due to additional online products offered to customers in 2016 compared to 2015.  Credit report and appraisal fees decreased $117,000, or 33.8%, to $229,000 for the second quarter of 2016, compared to $346,000 for the second quarter of 2015.  Credit report and appraisal fees decreased by $144,000, or 30.3% to $332,000 for the six months ended June 30, 2016, compared to $476,000 for the same period in 2015.  These decreases were primarily due to a lower volume of credit reports and appraisals ordered due to the decrease in mortgage banking activities in 2016 compared to 2015.  Other non-interest expenses increased by $124,000, or 28.6%, to $557,000 for the second quarter of 2016 compared to $433,000 for the second quarter of 2015.  Other non-interest expenses increased by $319,000, or 43.8% to $1,048,000 for the six months ended June 30, 2016, compared to $729,000 for the same period in 2015.  These increases were primarily due to a decrease in the provision for contingent liabilities and the fair value of mandatory contracts.

Income Taxes

There was an $11,194,000 income tax benefit recorded for the second quarter of 2016 compared to a $35,000 tax expense for the second quarter of 2015.  For the six months ended June 30, 2016, the income tax benefit was $11,194,000 compared to income tax expense of $36,000 for the same period in 2015. The income tax benefit in 2016 was primarily due to the reversal of an $11,837,000 valuation allowance previously recorded against the net deferred tax asset. This valuation allowance was first recorded in the third quarter of 2013.

In assessing the Bancorp’s ability to realize its net deferred tax asset, Management considers whether it is more likely than not that some portion or all of the net deferred tax asset will or will not be realized.  Bancorp’s ultimate realization of the net deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.  Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment.  The amount of net deferred taxes recognized could be impacted by changes to any of these variables.

Bancorp has now concluded that, as of June 30, 2016, it is more likely than not that it will generate sufficient taxable income within the applicable carry-forward periods to realize its net deferred tax asset. The Bancorp’s net deferred tax asset was $11,239,000 as of June 30, 2016 and is included in the other assets category within the financial statements.

Analysis of Financial Condition

Total assets increased $32,063,000, or 4.2%, to $794,142,000 at June 30, 2016, compared to $762,079,000 at December 31, 2015.  Cash and cash equivalents increased by $5,084,000, or 11.7%, to $48,675,000 at June 30, 2015, compared to $43,591,000 at December 31, 2015.  This increase was primarily due to a higher level of deposits at June 30, 2016 compared to December 31, 2015.  Loans receivable, net increased $19,440,000, or 3.3%, to $609,096,000 at June 30, 2016, compared to $589,656,000 at December 31, 2015.  This increase was due to a continued higher demand for commercial loans during 2016 compared to 2015.  Loans held for sale increased $177,000, or 1.3%, to $13,380,000 at June 30, 2016, compared to $13,203,000 at December 31, 2015.  This increase was primarily due to the timing of loans sold through June 30, 2016 compared to December 31, 2015.  Foreclosed real estate decreased $632,000, or 36.2%, to $1,112,000 at June 30, 2016 compared to $1,744,000 at December 31, 2015. This decrease was the result of additional properties sold and less properties foreclosed on during 2016 compared to 2015.

Total liabilities increased $18,998,000 or 2.8%, to $694,621,000 from $675,623,000 at December 31, 2015.  Total deposits increased $15,906,000, or 3.0%, to $539,677,000 at June 30, 2016 compared to $523,771,000 at December 31, 2015.  This increase was primarily due to an increase in deposits from commercial relationships.  Long-term and short-term borrowings increased by $10,000,000, or 8.7%, to $125,000,000 at June 30, 2016 compared to $115,000,000 at December 31, 2015.  The increase was due to a $10,000,000 90-day FHLB short-term advance obtained in May 2016 to help fund increased loan demand.  This advance, as well as other borrowings, will begin to mature in August, 2016.  Accrued interest payables and other liabilities decreased $6,908,000, or 54.3%, to $5,825,000 at June 30, 2016 compared to $12,733,000 at December 31, 2015.  This decrease is due to the payment of the TARP and Trust Preferred accruals for dividends and interest.

Stockholders’ Equity

Total stockholders’ equity increased $13,065,000 to $99,521,000 at June 30, 2016 compared to $86,456,000 as of December 31, 2015.  This increase was primarily a result of Bancorp raising $10,510,000 of new common equity by entering into subscription agreements with various purchasers under which it issued a total of 2,015,500 shares of its common stock at a price of $5.50 per share, and net income for the six months ended June 30, 2016, partially offset by the redemption of $10,000,000 of its Series B Preferred Stock and dividends declared on Bancorp’s preferred stock.

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

Management believes Bancorp has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $164,379,000 at June 30, 2016.  Based on past experience, management believes that a significant portion of such deposits will remain with Bancorp. At June 30, 2016, Bancorp had commitments to originate mortgage loans of $8,763,000, unadvanced home equity lines of credit of $7,641,000, unadvanced construction commitments of $20,117,000, unused lines of credit of $29,440,000 and commitments under standby letters of credit of $4,397,000.  Bancorp has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise.  As of June 30, 2016, outstanding FHLB Atlanta borrowings totaled $125,000,000, and Bancorp had available to it an additional $65,458,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities was $1,861,000 for the six months ended June 30, 2016, compared to net cash provided by operating activities in the amount of $909,000 for the same period in 2015, an increase in cash provided by operating activities of $952,000. This change was primarily the result of the reversal of the allowance on the net deferred tax asset, partially offset by an increase in net income and a decrease in accrued interest and dividend payables for the payment of the Series B Preferred Stock and 2035 Debentures for cumulative dividends and interest.  Net cash used in investing activities was $15,721,000 for the six months ended June 30, 2016, compared to $14,111,000 of net cash provided by investing activities for the same period in 2015, a decrease in cash provided by investing of $29,832,000.  This change was primarily due to a net increase in loans receivable of $20,025,000.  Net cash provided by financing activities increased $18,550,000 to $18,944,000 for the six months ended June 30, 2016, compared to $394,000 used in financing activities for the same period in 2015.  This increase was primarily due to net proceeds received from the issuance of common stock in 2016 and the FHLB advance, and an increase in customer deposits, partially offset by the redemption of $10,000,000 of Series B Preferred Stock and dividends paid on Preferred Stock in the amount of $7,472,000.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of twenty five percent of its total assets, with the FHLB Atlanta.  As of June 30, 2016, the total available line of credit with the FHLB Atlanta was approximately $190,458,000, of which $125,000,000 was outstanding in the form of long-term and short-term borrowings.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of June 30, 2016 (dollars in thousands):

Principal Amount	Rate	Maturity
$25,000	0.51% to 1.83%	2016
70,000	2.43% to 4.05%	2017
15,000	2.58% to 3.43%	2018
15,000	4.00%	2019
$125,000

Subordinated Debentures

As of June 30, 2016, Bancorp had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association, as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (0.63% as of June 30, 2016) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

The 2035 Debentures were issued and sold to Severn Capital Trust I (the “Trust”), of which 100% of the common equity is owned by Bancorp.  The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures.  The 2035 Debentures held by the Trust are the sole assets of the Trust.  Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures.  Bancorp has entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee.  Under the terms of the 2035 Indenture, Bancorp is permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods provided that no event of default has occurred and is continuing.  At December 31, 2015, the 2035 Debenture had deferred interest of $1,863,000.  As of June 30, 2016, Bancorp is current on all interest due on the 2035 Debenture.

Under the terms of Bancorp’s 2035 Indenture, if Bancorp defers payments of interest on the 2035 Debentures, Bancorp may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of its capital stock, including common stock until all such deferred interest has been paid.

On November 15, 2008, Bancorp completed a private placement offering consisting of a total of 70 units, at an offering price of $100,000 per unit, for gross proceeds of $7.0 million. Each unit consists of 6,250 shares of Bancorp's Series A 8.0% Non-Cumulative Convertible Preferred Stock and Bancorp's Subordinated Note in the original principal amount of $50,000.

The aggregate principal amount of Subordinated Notes outstanding at June 30, 2016 was $3,500,000.  The Subordinated Notes earn interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes are redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Debt issuance costs totaled $245,000 and are being amortized over 10 years.  Interest payments on the Subordinated Notes were current as of June 30, 2016.

Common Stock

In April 2016, Bancorp issued a total of 2,015,500 shares of its common stock at a price of $5.50 per share to various purchasers in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D of the rules and regulations promulgated thereunder.  The offering resulted in gross proceeds of approximately $11,085,000.  Costs related to the issuance of the common stock totaled approximately $575,000 and were netted against the proceeds.  Proceeds from the private placement were used in part to pay all accrued and unpaid interest on 2035 Debentures and Series B Preferred Stock, and dividends on Bancorp’s Series B Preferred Stock, partially redeem its Series B Preferred Stock, and for general corporate and working capital purposes.

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

If declared by Bancorp's board of directors, cash dividends at an annual rate of 8.0% will be paid quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008. Dividends will not be paid on Bancorp’s common stock in any quarter until the dividend on the Series A Preferred Stock has been paid for such quarter; however, there is no requirement that Bancorp's board of directors declare any dividends on the Series A Preferred Stock and any unpaid dividends shall not be cumulative.  On June 30, 2016, Bancorp declared and paid a dividend on the Series A Preferred Stock in the aggregate amount of $70,000.  Prior to that, Bancorp had not paid a dividend on the Series A Preferred Stock since the first quarter of 2012.

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

The Series B Preferred Stock qualifies as Tier 1 capital and pays cumulative compounding dividends at a rate of 9% per annum. The Series B Preferred Stock may be redeemed by Bancorp. On May 11, 2016, Bancorp redeemed 10,000 shares of the Series B Preferred Stock for a payment of $10,000,000 and has 13,393 shares still outstanding as of June 30, 2016.

On April 15, 2016, Bancorp paid all unpaid cumulative dividends and interest in arrears on the Series B Preferred Stock totaling $7,590,000.  On May 11, 2016, Bancorp declared and paid a dividend of $326,000 on the Series B Preferred Stock.

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

Average Balance Sheet

The following table presents Bancorp’s distribution of the average consolidated balance sheets and net interest analysis for the six months ended June 30, 2016 and June 30, 2015:

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$604,699	$14,368	4.75%	$630,620	$14,992	4.75%
Held to maturity securities (2)	74,993	610	1.63%	59,742	474	1.59%
Other interest-earning assets (3)	9,699	168	3.46%	11,724	173	2.95%

Total interest-earning assets	689,391	15,146	4.39%	702,086	15,639	4.46%

Non-interest earning assets	77,951			73,784

Total assets	$767,342			$775,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$249,043	308	0.25%	$244,205	326	0.27%
Certificates of deposit	278,812	1,675	1.20%	297,322	1,697	1.14%
Borrowings	141,537	2,387	3.37%	139,130	2,421	3.48%

Total interest-bearing liabilities	669,392	4,370	1.31%	680,657	4,444	1.31%

Non-interest bearing liabilities	10,959			12,660

Stockholders' equity	86,991			82,553

Total liabilities and stockholders’ equity	$767,342			$775,870

Net interest income and interest rate spread		$10,776	3.08%		$11,195	3.15%

Net interest margin			3.13%			3.19%

Average interest-earning assets to average interest-bearing liabilities			102.99%			103.15%

(1)	Non-accrual loans and loans held for sale are included in the average balances and in the computation of yields.
(2)	Bancorp does not have any tax-exempt securities.
(3)	Other interest-earning assets include interest-bearing deposits in other banks, federal funds sold and FHLB stock investments.

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 12 to the unaudited Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2015, as reported in Bancorp’s Form 10-K filed with the SEC on March 18, 2016.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of Bancorp's management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2016.  Disclosure controls and procedures are defined in Rule 13a-15(e) under the Securities Exchange Act as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, Bancorp’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Bancorp’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.  Based on that evaluation, there were no such changes during the quarter ended June 30, 2016.

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

In April 2016, Bancorp issued a total of 2,015,500 shares of its common stock at a price of $5.50 per share to various purchasers in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D of the rules and regulations promulgated thereunder.  The offering resulted in gross proceeds of approximately $11,085,000.  Costs related to the issuance of the common stock totaled approximately $575,000 and were netted against the proceeds.  Proceeds from the private placement were used in part to pay all accrued and unpaid interest and dividends on Bancorp’s Series B Preferred Stock, partially redeem its Series B Preferred Stock, and for general corporate and working capital purposes..

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

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of June 30, 2016 and for the six months ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

August 11, 2016	Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

August 11, 2016	Paul B. Susie
Paul B. Susie, Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of June 30, 2016 and for the six months ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2016 and 2015; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.