Form 10-Q
period 2016-09-30
SEVERN BANCORP INC
filed 2016-11-14
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☑

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of the close of business on November 10, 2016: 12,104,379 shares.

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

PART I– FINANCIAL INFORMATION

Item 1.	Financial Statements

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(dollars in thousands, except per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$31,451	$28,366
Interest earning deposits in other banks	13,042	15,225
Cash and cash equivalents	44,493	43,591
Investment securities held to maturity (fair value: $68,975 at September 30, 2016; $76,310 at December 31, 2015)	67,677	76,133
Loans held for sale	12,961	13,203
Loans receivable, net of allowance for loan losses of $8,985 and $8,758, respectively	603,473	589,656
Premises and equipment, net	24,167	24,290
Foreclosed real estate	1,343	1,744
Federal Home Loan Bank stock, at cost	5,230	5,626
Deferred tax asset	10,916	-
Accrued interest receivable and other assets	7,496	7,836

Total assets	$777,756	$762,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$556,610	$523,771
Short-term borrowings	7,000	-
Long-term borrowings	103,500	115,000
Subordinated debentures	20,619	24,119
Accrued interest payable and other liabilities	3,244	12,733

Total liabilities	690,973	675,623

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
Preferred stock series “A”, 437,500 shares issued and outstanding; $3,500 liquidation preference	4	4
Preferred stock series “B”, 0 and 23,393 shares issued and outstanding; and $0 and $23,393 liquidation preference, respectively	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized;12,104,379 and 10,088,879 shares issued and outstanding, respectively	121	101
Additional paid-in capital	63,778	76,335
Retained earnings	22,880	10,016

Total stockholders' equity	86,783	86,456

Total liabilities and stockholders' equity	$777,756	$762,079

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest Income
Loans, including fees	$7,479	$7,549	$21,847	$22,541
Securities	280	314	890	788
Other	83	69	251	242
Total interest income	7,842	7,932	22,988	23,571

Interest Expense
Deposits	1,019	1,032	3,002	3,055
Borrowings and subordinated debentures	1,106	1,252	3,493	3,673
Total interest expense	2,125	2,284	6,495	6,728

Net interest income	5,717	5,648	16,493	16,843
Provision for loan losses	50	-	150	200
Net interest income after provision for loan losses	5,667	5,648	16,343	16,643

Non-interest Income
Mortgage banking activities	861	859	1,893	2,278
Real estate commissions	455	298	1,246	896
Real estate management fees	214	166	564	491
Other	185	146	1,076	1,036
Total non-interest income	1,715	1,469	4,779	4,701

Non-Interest Expenses
Compensation and related expenses	4,028	3,758	11,478	11,659
Occupancy	486	377	1,387	1,255
Legal	81	70	217	199
Foreclosed real estate, net	41	132	184	119
FDIC assessments and regulatory expense	175	307	469	917
Professional fees	252	179	659	680
Advertising	134	88	475	221
Online charges	117	233	617	640
Credit report and appraisal fees	148	170	480	646
Other	487	524	1,535	1,463
Total non-interest expenses	5,949	5,838	17,501	17,799
Income before income tax provision/(benefit)	1,433	1,279	3,621	3,545
Income tax provision/(benefit)	378	52	(10,816)	88
Net income	1,055	1,227	14,437	3,457
Amortization of discount on preferred stock	(68)	(68)	(203)	(203)
Dividends on preferred stock	(448)	(526)	(1,370)	(1,579)
Net income available to common stockholders	$539	$633	$12,864	$1,675
Basic income per share	$0.04	$0.06	$1.14	$0.17
Diluted income per share	$0.04	$0.06	$1.13	$0.17

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
 (dollars in thousands)

Nine Months Ended September 30, 2016

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2015	$4	$101	$76,335	$10,016	$86,456

Net Income	-	-	-	14,437	14,437
Stock issuance (2,015,500 shares) net of expenses of $575		20	10,490		10,510
Stock-based compensation	-	-	143	-	143
Dividend declared on Series A preferred stock	-	-	-	(140)	(140)
Stock redemption on Series B preferred stock (23,393 shares)	-	-	(23,393)	-	(23,393)
Dividend declared on Series B preferred stock	-	-	-	(1,230)	(1,230)
Amortization of discount on
Series B preferred stock warrants			203	(203)	-

Balance – September 30, 2016	$4	$121	$63,778	$22,880	$86,783

Nine Months Ended September 30, 2015

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2014	$4	$101	$75,848	$7,857	$83,810

Net Income	-	-	-	3,457	3,457
Stock-based compensation	-	-	92	-	92
Dividend declared on Series B preferred stock	-	-	-	(1,579)	(1,579)
Amortization of discount on
Series B preferred stock warrants			203	(203)	-
Exercised Options (21,500 shares)	-	-	96		96

Balance – September 30, 2015	$4	$101	$76,239	$9,532	$85,876

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2016	2015

Cash Flows from Operating Activities

Net income	$14,437	$3,457
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(889)	(1,013)
Net amortization of premiums and discounts	318	299
Provision for loan losses	150	200
Provision for depreciation	863	851
Provision for losses on foreclosed real estate	196	-
Gain on sale of loans	(1,893)	(2,278)
Gain on sale of foreclosed real estate	(46)	(79)
Proceeds from loans sold to others	106,668	125,385
Loans originated for sale	(104,533)	(128,925)
Stock-based compensation expense	143	92
Deferred income tax benefit	(10,916)	-
Decrease in accrued interest receivable and other assets	340	1,132
(Decrease) increase in accrued interest payable and other liabilities	(2,938)	1,172

Net cash provided by operating activities	1,900	294

Cash Flows from Investing Activities

Purchase of investment securities held to maturity	(3,562)	(24,199)
Proceeds from maturing investment securities held to maturity	7,000	4,000
Principal collected on mortgage-backed securities held to maturity	4,700	2,565
Net (increase) decrease in loans	(14,448)	44,416
Proceeds from sale of foreclosed real estate	1,621	2,014
Investment in premises and equipment	(740)	(242)
Redemption of FHLB stock	396	310

Net cash (used in) provided by investing activities	(5,033)	28,864

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	For the Nine Months Ended September 30,
	2016	2015

Cash Flows from Financing Activities

Net increase (decrease) in deposits	32,839	(7,168)
Net increase in short-term borrowings	7,000	-
Additional borrowed funds, long term	3,500	-
Repayment of borrowed funds, long term	(18,500)	-
Series A preferred stock dividends	(140)	-
Series B preferred stock dividends	(7,781)	-
Stock redemption of Series B preferred stock	(23,393)	-
Net proceeds from common stock issuance	10,510	-
Proceeds from exercise of options	-	96
Net cash provided by (used in) financing activities	4,035	(7,072)
Increase in cash and cash equivalents	902	22,086
Cash and cash equivalents at beginning of year	43,591	33,335

Cash and cash equivalents at end of period	$44,493	$55,421

Supplemental disclosure of cash flows information:

Cash paid (received) during period for:

Interest	$9,104	$6,003

Income taxes	$(852)	$(298)

Transfer of loans to foreclosed real estate	$1,370	$1,907

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016 or any other interim period.  The unaudited consolidated financial statements for the three and nine months ended September 30, 2016 should be read in conjunction with the audited consolidated financial statements and related notes, which were included in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Not included in the diluted earnings per share calculation for the three month period ended September 30, 2016 because they were anti-dilutive were 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.  Not included in the diluted earnings per share calculation for the nine month period ended September 30, 2016 because they were anti-dilutive, were 126,600 shares of common stock issuable upon exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.  Not included in the diluted earnings per share calculation for the three and nine month periods ended September 30, 2015, because they were anti-dilutive, were 40,000 and 121,500 shares, respectively, of common stock issuable upon exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of Bancorp’s Series A Preferred Stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Common shares – weighted average (basic)	12,104,379	10,088,879	11,324,660	10,082,278
Common share equivalents – weighted average	79,360	27,181	51,193	24,688
Common shares – weighted average (diluted)	12,183,739	10,116,060	11,375,853	10,106,966

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

As of September 30, 2016, Bancorp’s reservable liability was below the threshold established by the Federal Reserve Bank and therefore, Bancorp was not required to maintain reserves (in the form of deposits with the Federal Reserve Bank or a correspondent bank on behalf of the Federal Reserve Bank.)

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

Note 7 -  Regulatory Matters–Continued

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

As of September 30, 2016, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table below.

Under the final capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases or for the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of September 30, 2016, the Bank meets all capital adequacy requirements under the Basel III Capital Rules, including the capital conservation buffer, on a fully phased-in basis as if all such requirements were currently in effect.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 7 -  Regulatory Matters–Continued

	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
September 30, 2016
Tangible (1)	$97,733	12.7%	$11,548	1.5%	N/A	N/A	N/A	N/A
Tier 1 capital (2)	97,733	16.3%	36,056	6.0%	$39,811	6.6%	$48,074	8.0%
Common Equity Tier 1 (2)	97,733	16.3%	27,042	4.5%	30,797	5.1%	39,060	6.5%
Leverage (1)	97,733	12.7%	30,795	4.0%	35,606	4.6%	38,494	5.0%
Total (2)	105,299	17.5%	48,074	8.0%	51,830	8.6%	60,093	10.0%

(1)	To adjusted total assets.
(2)	To risk-weighted assets.

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

There were no options granted during the nine months ended September 30, 2016 and September 30, 2015.

Stock-based compensation expense for the three and nine months ended September 30, 2016 totaled $48,000 and $143,000, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2015 totaled $30,000 and $92,000, respectively. There were no options exercised during the nine months ended September 30, 2016 and 21,500 options were exercised during the nine months ended September 30, 2015.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 8 - Stock-Based Compensation–Continued

Information regarding Bancorp’s stock-based compensation plan as of and for the nine months ended September 30, 2016 is as follows:

	2016
	Shares	Weighted Average Price
Options outstanding, December 31, 2015	339,800	$4.83
Options granted	-	-
Options exercised	-	-
Options forfeited	(54,500)	5.07
Options outstanding, September 30, 2016	285,300	$4.79
Options exercisable, September 30, 2016	136,125	$4.37

The aggregate intrinsic value of the options outstanding as of September 30, 2016 and December 31, 2015 was $491,000 and $323,000, respectively.  The aggregate intrinsic value of the options exercisable as of September 30, 2016 and December 31, 2015 was $292,000 and $165,000, respectively.

The following table summarizes the nonvested options in Bancorp’s stock option plan as of September 30, 2016.

	Shares	Weighted Average Grant Date Exercise Price
Nonvested options outstanding, December 31, 2015	235,570	$5.13
Nonvested options granted	-	-
Nonvested options vested	(31,895)	$5.01
Nonvested options forfeited	(54,500)	$5.07
Nonvested options outstanding, September 30, 2016	149,175	$5.18

As of September 30, 2016, there was $407,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over a period of fifty-one months.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 9 - Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016:

US Treasury securities	$15,006	$282	$-	$15,288
US Agency securities	21,034	392	6	21,420
US Government sponsored mortgage-backed securities	31,637	630	-	32,267
Total	$67,677	$1,304	$6	$68,975

December 31, 2015:

US Treasury securities	$21,057	$276	$8	$21,325
US Agency securities	20,011	139	76	20,074
US Government sponsored mortgage-backed securities	35,065	41	195	34,911
Total	$76,133	$456	$279	$76,310

The following table shows fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2016 and December 31, 2015. There was one Agency security in a gross unrealized loss position at September 30, 2016. Four US Treasury securities, thirteen Agency securities and twelve Mortgage-backed securities were in a gross unrealized loss position at December 31, 2015.  Management believes that the unrealized losses in 2016 and 2015 were the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds.  The Bank does not consider any of these securities to be other than temporarily impaired at September 30, 2016 and December 31, 2015, because the unrealized losses were related primarily to changes in market interest rates and widening of sector spreads and were not necessarily related to the credit quality of the issuers of the securities.

In addition, the Bank does not intend to sell, nor does it believe it will be more likely than not that it will be required to sell, any impaired securities prior to a recovery of amortized cost.

 SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 9 -  Investment Securities-Continued

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016:	(dollars in thousands)

US Treasury securities	$-	$-	$-	$-	$-	$-
US Agency securities	1,021	6	-	-	1,021	6
US Government sponsored mortgage-backed securities	-	-	-	-	-	-
Total	$1,021	$6	$-	$-	$1,021	$6

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015:	(dollars in thousands)

US Treasury securities	$3,992	$8	$-	$-	$3,992	$8
US Agency securities	12,958	76	-	-	12,958	76
US Government sponsored mortgage-backed securities	31,091	195	-	-	31,091	195
Total	$48,041	$279	$-	$-	$48,041	$279

The amortized cost and estimated fair value of debt securities at September 30, 2016, by contractual maturity are shown in the following table.  Actual maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity (dollars in thousands)
	Amortized Cost	Estimated Fair Value

Due in one year or less	$9,008	$9,035
Due from greater than one year to five years	25,072	25,511
Due from greater than five years to ten years	1,960	2,162
US Government sponsored mortgage-backed securities	31,637	32,267
	$67,677	$68,975

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable

Loans receivable, including unfunded commitments consist of the following:

	September 30,	December 31,
	2016	2015
	(dollars in thousands)
Residential mortgage, total	$271,924	$285,930
Individually evaluated for impairment	22,521	26,087
Collectively evaluated for impairment	249,403	259,843
Construction, land acquisition and development, total	63,879	77,478
Individually evaluated for impairment	71	309
Collectively evaluated for impairment	63,808	77,169
Land, total	34,861	28,677
Individually evaluated for impairment	1,375	1,608
Collectively evaluated for impairment	33,486	27,069
Lines of credit, total	26,254	20,188
Individually evaluated for impairment	495	299
Collectively evaluated for impairment	25,759	19,889
Commercial real estate, total	198,915	174,912
Individually evaluated for impairment	5,696	6,321
Collectively evaluated for impairment	193,219	168,591
Commercial non-real estate, total	16,105	9,296
Individually evaluated for impairment	-	122
Collectively evaluated for impairment	16,105	9,174
Home equity, total	19,739	24,529
Individually evaluated for impairment	3,519	2,285
Collectively evaluated for impairment	16,220	22,244
Consumer, total	1,209	1,224
Individually evaluated for impairment	100	10
Collectively evaluated for impairment	1,109	1,214
Total Loans	632,886	622,234
Less
Unfunded commitments included above	(17,400)	(21,101)
	$615,486	601,133
Individually evaluated for impairment	33,777	37,041
Collectively evaluated for impairment	581,709	564,092
	615,486	601,133
Allowance for loan losses	(8,985)	(8,758)
Deferred loan origination fees and costs, net	(3,028)	(2,719)
Net Loans	$603,473	$589,656

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 – Loans Receivable - Continued

The inherent credit risks within the portfolio vary depending upon the loan class as follows:

Residential mortgage loans are secured by one to four family dwelling units. The loans have lower risk as they are secured by first mortgages on the unit, which are generally the primary residence of the borrower, at a loan to value ratio of 80% or less.

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

For such loans that are classified as impaired, an allowance is established when the current market value of the underlying collateral less its estimated disposal costs is lower than the carrying value of that loan.  For loans that are not solely collateral dependent, an allowance is established when the present value of the expected future cash flows of the impaired loan is lower than the carrying value of that loan.  The general component relates to loans that are classified as doubtful, substandard or special mention that are not considered impaired, as well as non-classified loans. The general reserve is based on historical loss experience adjusted for qualitative factors. These qualitative factors include:

●	Levels and trends in delinquencies and nonaccruals;
●	Inherent risk in the loan portfolio;
●	Trends in volume and terms of the loan;
●	Effects of any change in lending policies and procedures;
●	Experience, ability and depth of management;
●	National and local economic trends and conditions; and
●	Effect of any changes in concentration of credit.

A loan is considered impaired if it meets either of the following two criteria:

●	Loans that are 90 days or more in arrears (nonaccrual loans); or
●	Loans where, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.

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

●
The loan has been foreclosed on. Once the loan has been transferred from the Loans Receivable to Foreclosed Real Estate, a charge off is recorded for the difference between the recorded amount of the loan and the net value of the underlying collateral.

●
An agreement to accept less than the recorded balance of the loan has been made with the borrower.  Once an agreement has been finalized, and any proceeds from the borrower are received, a charge off is recorded for the difference between the recorded amount of the loan and the net value of the underlying collateral.

●
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

At times, the  Bancorp receives extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. An extension may be granted to allow for the completion of the project, marketing or sales of completed units, or to provide for permanent financing, and is based on a re-underwriting of the loan and management's assessment of the borrower's ability to perform according to the agreed-upon terms. Typically, at the time of an extension, borrowers are performing in accordance with contractual loan terms. Extension terms generally do not exceed 12 to 18 months and typically require that the borrower provide additional economic support in the form of partial repayment, additional collateral or guarantees. In cases where the fair value of the collateral or the financial resources of the borrower are deemed insufficient to repay the loan, reliance may be placed on the support of a guarantee, if applicable. However, such guarantees are not relied on when evaluating a loan for impairment and never considered the sole source of repayment.

Bancorp evaluates the financial condition of guarantors based on the most current financial information available. Most often, such information takes the form of (i) personal financial statements of net worth, cash flow statements and tax returns (for individual guarantors) and (ii) financial and operating statements, tax returns and financial projections (for legal entity guarantors). Bancorp’s evaluation is primarily focused on various key financial metrics, including net worth, global cash flow, leverage ratios, and liquidity. It is Bancorp's policy to update such information annually, or more frequently as warranted, over the life of the loan.

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

Construction loans are funded, at the request of the borrower, typically not more than once per month, based on the extent of work completed, and are monitored throughout the life of the project by independent professional construction inspectors and Bancorp's commercial real estate lending department. Interest is advanced to the borrower, upon request, based upon the progress of the project toward completion. The amount of interest advanced is added to the total outstanding principal under the loan commitment. Should the project not progress as scheduled, the adequacy of the interest reserve necessary to carry the project through to completion is subject to close monitoring by management. Should the interest reserve be deemed to be inadequate, the borrower is required to fund the deficiency. Similarly, once a loan is fully funded, the borrower is required to fund all interest payments.

Construction loans are reviewed for extensions upon expiration of the loan term, if necessary. Provided the loan is performing in accordance with contractual terms, extensions may be granted to allow for the completion of the project, marketing or sales of completed units, or to provide for permanent financing. Extension terms generally do not exceed 12 to 18 months.

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

Bancorp recognized $202,000 and $312,000 of interest income from its loan portfolio from interest reserves during the nine months ended September 30, 2016 and 2015, respectively.  None of the loans where interest reserves were recorded as capitalized interest were non-performing.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following is a summary of the allowance for loan losses for the nine and three month periods ended September 30, 2016 (dollars in thousands):

	Total	Residential Mortgage	Construction Acquisition Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Nine months ended September 30, 2016
Beginning Balance	$8,758	$4,188	$446	$510	$57	$2,792	$234	$528	$3
Provision	150	(491)	(133)	349	(27)	(226)	409	317	(48)
Charge-offs	(446)	(151)	(13)	(59)	-	(178)	(17)	(28)	-
Recoveries	523	322	97	3	10	4	33	4	50
Ending Balance	$8,985	$3,868	$397	$803	$40	$2,392	$659	$821	$5
Ending balance related to:
Loans individually evaluated for impairment	$2,259	$1,583	$-	$55	$15	$200	$-	$402	$4
Loans collectively evaluated for impairment	$6,726	$2,285	$397	$748	$25	$2,192	$659	$419	$1

Three months ended September 30, 2016

Beginning Balance	$8,804	$3,892	$297	$686	$49	$2,577	$703	$593	$7
Provision	50	(161)	113	176	(9)	(189)	(54)	226	(52)
Charge-offs	(72)	-	(13)	(59)	-	-	-	-	-
Recoveries	203	137	-	-	-	4	10	2	50
Ending Balance	$8,985	$3,868	$397	$803	$40	$2,392	$659	$821	$5

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following is a summary of the allowance for loan losses for the year ended December 31, 2015 (dollars in thousands):

2015	Total	Residential Mortgage	Construction Acquisition Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer
Beginning Balance	$9,435	$4,664	$362	$646	$12	$2,504	$280	$963	$4
Provision	(280)	(651)	84	(185)	(190)	368	59	236	(1)
Charge-offs	(1,522)	(454)	-	-	-	(80)	(154)	(834)	-
Recoveries	1,125	629	-	49	235	-	49	163	-
Ending Balance	$8,758	$4,188	$446	$510	$57	$2,792	$234	$528	$3

Allowance on loans individually evaluated for impairment	$2,282	$1,838	$-	$78	$30	$328	$5	$2	$1
Allowance on loans collectively evaluated for impairment	$6,476	$2,350	$446	$432	$27	$2,464	$229	$526	$2

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

All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income.  The interest collected on these loans is applied to principal unless the loan meets the criteria for recognizing interest income on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize impaired loans at September 30, 2016 and December 31, 2015 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2016
Residential mortgage	$9,812	$1,583	$12,709	$22,521	$23,138
Construction, acquisition and development	-	-	71	71	71
Land	424	55	951	1,375	1,488
Lines of credit	149	15	346	495	495
Commercial real estate	1,973	200	3,723	5,696	5,898
Commercial non-real estate	-	-	-	-	-
Home equity	1,609	402	1,910	3,519	4,105
Consumer	100	4	-	100	100
Total impaired loans	$14,067	$2,259	$19,710	$33,777	$35,295

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2015
Residential mortgage	$11,885	$1,838	$14,202	$26,087	$26,656
Construction, acquisition and development	-	-	309	309	309
Land	639	78	969	1,608	1,723
Lines of credit	299	30	-	299	299
Commercial real estate	3,214	328	3,107	6,321	6,469
Commercial non-real estate	103	5	19	122	123
Home equity	16	2	2,269	2,285	3,251
Consumer	10	1	-	10	10
Total impaired loans	$16,166	$2,282	$20,875	$37,041	$38,840

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize average impaired loans for the nine month and three month periods ended September 30, 2016 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Nine months ended September 30, 2016
Residential mortgage	$10,684	$356	$13,774	$417	$24,458	$773
Construction, acquisition and development	-	-	269	9	269	9
Land	513	20	1,162	27	1,675	47
Lines of credit	149	6	144	3	293	9
Commercial real estate	2,040	77	4,655	134	6,695	211
Commercial non-real estate	33	1	6	-	39	1
Home equity	370	7	1,991	59	2,361	66
Consumer	73	2	23	-	96	2
Total impaired loans	$13,862	$469	$22,024	$649	$35,886	$1,118

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Three months ended September 30, 2016
Residential mortgage	$9,831	$106	$12,734	$132	$22,565	$238
Construction, acquisition and development	-	-	71	1	71	1
Land	426	6	960	8	1,386	14
Lines of credit	149	2	274	2	423	4
Commercial real estate	1,977	25	3,730	57	5,707	82
Commercial non-real estate	-	-	-	-	-	-
Home equity	1,078	6	1,911	18	2,989	24
Consumer	102	1	-	-	102	1
Total impaired loans	$13,563	$146	$19,680	$218	$33,243	$364

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables summarize average impaired loans for the nine and three month periods ended September 30, 2015 (dollars in thousands):

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Bancorp recognized $364,000 and $1,118,000 of interest income on impaired loans using a cash-basis method of accounting for the three months and nine months ended September 30, 2016, respectively, and $397,000 and $1,264,000 for the three months and nine months ended September 30, 2015, respectively. Bancorp did not record any interest income attributable to the change in present value attributable to the passage of time.  Bancorp evaluates its impaired loans and assesses them based on either discounted cash flows or if it deems its loans to be collateral dependent, assesses impairment based on the value of the underlying collateral, less disposal costs.

Included in the above impaired loans amount at September 30, 2016 was $25,571,000 of loans that are not in non-accrual status.  In addition, there was a total of $22,521,000 of residential real estate loans included in impaired loans at September 30, 2016, of which $17,631,000 were to consumers and $4,890,000 to builders. The collateral supporting impaired collateral dependent loans is individually reviewed by management to determine its estimated fair market value, less estimated disposal cost and a charge off is taken, if necessary, for the difference between the carrying amount of any loan and the estimated fair value of the collateral less estimated disposal cost.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of September 30, 2016 and December 31, 2015.  Included in the Pass column were $17,400,000 and $21,101,000 in unfunded commitments at September 30, 2016 and December 31, 2015, respectively (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total

September 30, 2016
Residential mortgage	$261,922	$6,868	$3,134	$-	$271,924
Construction, acquisition and development	63,533	346	-	-	63,879
Land	33,683	372	806	-	34,861
Lines of credit	25,813	189	252	-	26,254
Commercial real estate	187,060	8,534	3,321	-	198,915
Commercial non-real estate	15,782	98	225	-	16,105
Home equity	16,289	586	2,864	-	19,739
Consumer	1,209	-	-	-	1,209
Total loans	$605,291	$16,993	$10,602	$-	$632,886

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2015
Residential mortgage	$268,583	$12,457	$4,890	$-	$285,930
Construction, acquisition and development	77,168	71	239	-	77,478
Land	26,845	1,268	564	-	28,677
Lines of credit	19,521	368	299	-	20,188
Commercial real estate	155,766	13,208	5,938	-	174,912
Commercial non-real estate	9,151	125	20	-	9,296
Home equity	22,018	588	1,923	-	24,529
Consumer	1,224	-	-	-	1,224
Total loans	$580,276	$28,085	$13,873	$-	$622,234

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  Included in the Current column were $17,400,000 and $21,101,000 in unfunded commitments at September 30, 2016 and December 31, 2015, respectively. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual
September 30, 2016
Residential mortgage	$1,158	$-	$1,100	$2,258	$269,666	$271,924	$1,615
Construction, acquisition and development	-	-	-	-	63,879	63,879	-
Land	45	-	6	51	34,810	34,861	149
Lines of credit	-	-	-	-	26,254	26,254	149
Commercial real estate	-	-	515	515	198,400	198,915	2,908
Commercial non-real estate	-	240	-	240	15,865	16,105	-
Home equity	-	1,593	603	2,196	17,543	19,739	3,179
Consumer	-	-	205	205	1,004	1,209	206
Total loans	$1,203	$1,833	$2,429	$5,465	$627,421	$632,886	$8,206

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual
December 31, 2015
Residential mortgage	$1,593	$65	$2,461	$4,119	$281,811	$285,930	$3,191
Construction, acquisition and development	-	-	-	-	77,478	77,478	244
Land	137	-	156	293	28,384	28,677	277
Lines of credit	149	-	-	149	20,039	20,188	483
Commercial real estate	253	-	292	545	174,367	174,912	2,681
Commercial non-real estate	-	-	-	-	9,296	9,296	-
Home equity	-	-	625	625	23,904	24,529	2,098
Consumer	3	-	-	3	1,221	1,224	-
Total loans	$2,135	$65	$3,534	$5,734	$616,500	$622,234	$8,974

Bancorp did not have any loans that were  90 or more past due and still accruing interest as of September 30, 2016 and December 31, 2015.

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

Bancorp has not purchased, sold or reclassified any loans to held for sale during the periods discussed.  Only loans originated specifically for sale are recorded as held for sale at the period ended September 30, 2016 and December 31, 2015.

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

There were 71 restructured loans at September 30, 2016 totaling $22,795,000, of which 67 loans totaling $22,431,000 were performing as agreed.  Of those performing loans, 53 loans totaling $18,422,000 have not been late on a payment during the last 2 years.

There were 77 restructured loans at December 31, 2015 totaling $25,715,000, of which 71 loans totaling $24,386,000 were performing as agreed.

In the nine months ended September 30, 2016 and 2015, there were no TDRs that subsequently defaulted during the 12 month period ended September 30, 2016 and 2015.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable – Continued

The following tables present newly restructured loans that occurred during the nine and three months ended September 30, 2016 (dollars in thousands):

Nine months ended September 30, 2016
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

Three months ended September 30, 2016
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

In addition, the TDR is evaluated for impairment loss.  A determination is made as to whether an impaired TDR is cash flow or collateral dependent.  If the TDR is cash flow dependent, an allowance for loan losses specific reserve is calculated based on the difference in net present value of future cash flows between the original and modified loan terms.  If the TDR is collateral dependent, the collateral securing the TDR, which is always real estate, is evaluated for impairment based on either an appraisal or broker price opinion.  If a TDR’s collateral valuation is less than its current loan balance, the TDR is written down for accounting purposes by the amount of the difference between the current loan balance and the collateral value.  If the borrower performs under the terms of the modification, generally six consecutive months, and the ultimate collectability of all amounts contractually due under the modified terms is not in doubt, the loan is returned to accrual status.  There are no loans that have been modified due to the financial difficulties of the borrower that are not considered a TDR.  There were no TDR defaults during the nine months ended September 30, 2016 and 2015.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

The following tables present newly restructured loans that occurred during the nine and three months ended September 30, 2015 (dollars in thousands):

Nine months ended September 30, 2015
	Rate Modification	Contracts	Combination Modifications	Contracts	Total	Total Contracts
Pre-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$91	2	$91	2
Construction, acquisition and development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	-	-	$91	2	$91	2

Post-Modification Outstanding Recorded Investment:

Residential mortgage	-	-	$200	2	$200	2
Construction, acquisition and development	-	-	-	-	-	-
Land	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	-	-	$200	2	$200	2

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Interest on TDRs was accounted for under the following methods as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	Number of Contracts	Accrual Status	Number of Contracts	Non- Accrual Status	Total Number of Contracts	Total Modifications
September 30, 2016
Residential mortgage	52	$19,185	1	$109	53	$19,294
Construction, acquisition and Development	1	70	-	-	1	70
Land	5	661	1	6	6	667
Lines of credit	-	-	-	-	-	-
Commercial real estate	4	2,414	2	249	6	2,663
Commercial non-real estate	4	92	-	-	4	92
Home equity	-	-	-	-	-	-
Consumer	1	9	-	-	1	9
Total loans	67	$22,431	4	$364	71	$22,795
December 31, 2015
Residential mortgage	55	$20,831	3	$1,071	58	$21,902
Construction, acquisition and development	1	71	-	-	1	71
Land	6	907	1	6	7	913
Lines of credit	-	-	-	-	-	-
Commercial real estate	4	2,464	2	252	6	2,716
Commercial non-real estate	4	103	-	-	4	103
Home equity	-	-	-	-	-	-
Consumer	1	10	-	-	1	10
Total loans	71	$24,386	6	$1,329	77	$25,715

Unless otherwise noted, the Bank requires collateral or other security to support financial instruments with off-balance-sheet credit risk (dollars in thousands).

Financial Instruments Whose Contract Amounts Represent Credit Risk	Contract Amount At
	September 30, 2016	December 31, 2015
Standby letters of credit	$4,316	$5,937
Home equity lines of credit	7,804	7,467
Unadvanced construction commitments	17,400	21,101
Mortgage loan commitments	7,665	3,233
Lines of credit	34,716	27,189
Loans sold with limited repurchase provisions	55,017	65,107

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 10 - Loans Receivable - Continued

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2016 and December 31, 2015 for guarantees under standby letters of credit issued was $98,000 and $115,000, respectively.

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

Mortgage loan commitments not reflected in the accompanying statements of financial condition at September 30, 2016 included seventeen loan commitments totaling $7,665,000 at a fixed interest rate range of 3.25% to 4.63% and none at floating interest rates, and at December 31, 2015 included seven loan commitments totaling $3,233,000 at a fixed interest rate range of 3.75% to 8.00% and none at floating interest rates.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. The loans sold under these agreements for the nine month period ended September 30, 2016 and year ended December 31, 2015 were $43,960,000 and $157,309,000, respectively. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within the terms specified by the agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.

Only loans originated specifically for sale are recorded as held for sale at September 30, 2016 and December 31, 2015.

No amount was recognized in the consolidated statement of financial condition at September 30, 2016 and December 31, 2015 as a liability for credit loss related to these loans.

Except for the liability recorded for standby letters of credit of $98,000 at September 30, 2016 and $115,000 at December 31, 2015, liabilities for credit losses associated with these commitments were not material.

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

The following information should not be interpreted as an estimate of the fair value of Bancorp since a fair value calculation is only provided for a limited portion of Bancorp’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Bancorp’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Bancorp’s financial instruments at September 30, 2016 and December 31, 2015.

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

Impaired loans are those for which Bancorp has measured impairment based on the present value of expected future cash flows or on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $14,067,000 and $16,166,000 at September 30, 2016 and December 31, 2015, respectively, less their valuation allowances of $2,259,000 and $2,282,000 at September 30, 2016 and December 31, 2015, respectively. The fair value of three impaired collateral-dependent loans that were partially charged off during the nine months ended September 30, 2016 totaled $1,990,000 net of charge-offs of $67,000 that were recorded in the nine months ended September 30, 2016.  The fair value of seven impaired collateral-dependent loans that were partially charged off during the year ended December 31, 2015 totaled $3,219,000 net of charge-offs of $622,000 that were recorded in the twelve months ended December 31, 2016.

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

Foreclosed real estate totaled $1,343,000 and $1,744,000 as of September 30, 2016 and December 31, 2015, respectively.  The carrying value of foreclosed residential real estate included within foreclosed real estate totaled $552,000 and $543,000 as of September 30, 2016 and December 31, 2015, respectively.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction totaled $3,252,000 and $1,487,000 as of September 30, 2016 and December 31, 2015, respectively.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments – Continued

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring and recurring basis by level within the fair value hierarchy as of September 30, 2016 and December 31, 2015:

		September 30, 2016 Fair Value Measurement Using:
	September 30, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$13,798	$-	$-	$13,798
Foreclosed real estate	1,343	-	-	1,343
Total nonrecurring fair value measurements	$15,141	$-	$-	$15,141
Recurring fair value measurements
Mortgage servicing rights	$484	$-	$-	$484
Rate lock commitments	480	-	480	-
Mandatory forward contracts	14	-	14	-
Total recurring fair value measurements	$978	$-	$494	$484
		December 31, 2015 Fair Value Measurement Using:
	December 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$17,103	$-	$-	$17,103
Foreclosed real estate	543	-	-	543
Total nonrecurring fair value measurements	$17,646	$-	$-	$17,646
Recurring fair value measurements
Mortgage servicing rights	$623	$-	$-	$623
Rate lock commitments	141	-	141	-
Mandatory forward contracts	111	-	111	-
Total recurring fair value measurements	$875	$-	$252	$623

There were no liabilities that were required to be re-measured on a nonrecurring basis at September 30, 2016 or December 31, 2015.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments - Continued

The following table presents additional quantitative information about assets measured at fair value on a recurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2016
Mortgage servicing rights	$484	Market approach	Weighted average prepayment speed	7.83%

December 31, 2015
Mortgage servicing rights	$623	Market approach	Weighted average prepayment speed	9.91%

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Bancorp has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2016
Impaired loans	$11,808	PV of future cash flows (1)	Discount rate	-10.00%
	1,990	Appraisal of collateral (2)	Liquidation expenses (3)	-10.00%
Foreclosed real estate	$1,343	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-10.00% to -15.11% (-12.76%)

December 31, 2015
Impaired loans	$13,884	PV of future cash flows (1)	Discount rate	-6.00%
	$3,219	Appraisal of collateral (2)	Liquidation expenses (3)	-6.00%

Foreclosed real estate	$543	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-6.12% to -7.31% (-6.24%)

(1)	Cash flow which generally includes various level 3 inputs which are not identifiable.
(2)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(3)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(4)	Includes qualitative adjustments by management and estimated liquidation expenses.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 11 - Fair Values of Financial Instruments – Continued

			Fair Value Measurement at September 30, 2016
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets	(dollars in thousands)
Cash and cash equivalents	$44,493	$44,493	$44,493	$-	$-
Investment securities (HTM)	67,677	68,975	-	68,975
Loans held for sale	12,961	13,348	-	13,124	-
Loans receivable, net	603,473	611,051	-	-	611,051
FHLB stock	5,230	5,230	-	5,230	-
Accrued interest receivable	2,262	2,262	-	2,262	-
Mortgage servicing rights	484	484	-	-	484
Rate lock commitments	480	480	-	480	-
Mandatory forward contracts	14	14	-	14	-

Financial Liabilities
Deposits	$556,610	$557,547	-	$557,547	-
FHLB advances/Other Borrowings	110,500	107,626	-	107,626	-
Subordinated debentures	20,619	20,619	-	-	20,619
Accrued interest payable	528	528	-	528	-

Off Balance Sheet Commitments	$-	$-	$-	$-	$-

			Fair Value Measurement at December 31, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets	(dollars in thousands)
Cash and cash equivalents	$43,591	$43,591	$43,591	$-	$-
Investment securities (HTM)	76,133	76,310	-	76,310	-
Loans held for sale	13,203	13,295	-	13,295	-
Loans receivable, net	589,656	593,742	-	-	593,742
FHLB stock	5,626	5,626	-	5,626	-
Accrued interest receivable	2,218	2,218	-	2,218	-
Mortgage servicing rights	623	623	-	-	623
Rate lock commitments	141	141	-	141	-
Mandatory forward contracts	111	111	-	111	-
Financial Liabilities
Deposits	$523,771	$524,458	-	524,458	-
FHLB advances	115,000	110,759	-	110,759	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	3,137	3,137	-	3,137	-
Off Balance Sheet Commitments	$-	$-	$-	$-	$-

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

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at September 30, 2016 and December 31, 2015.

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

FHLB advances and Other Borrowings:
Fair values of long-term debt are estimated using discounted cash flow analysis, based on rates currently available for advances from the FHLB with similar terms and remaining maturities.  Fair values of long-term debt are estimated using discounted cash flow analysis, based on market rates currently available for notes with similar terms.

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

Note 12 - Income Taxes

Tax expense was $378,000 for the third quarter of 2016 compared to a $52,000 for the third quarter of 2015.  For the nine months ended September 30, 2016 the Bancorp recorded an income tax benefit of $10,816,000 compared to income tax expense of $88,000 for the same period of 2015. The income tax benefit in 2016 was primarily due to the reversal of an $11,837,000 valuation allowance during the second quarter of 2016. The valuation allowance was first recorded in the third quarter of 2013 due to the uncertainty of whether or not the Bancorp would be able to realize the asset.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 - Income Taxes - Continued

Given the consistent earnings and improving asset quality, Bancorp’s analysis has now concluded that, as of September 30, 2016, it is more likely than not that it will generate sufficient taxable income within the applicable carry-forward periods to realize its net deferred tax asset. As such, the full valuation allowance of $11,837,000 was reversed to income tax expense at June 30, 2016. Bancorp’s net deferred tax asset was $10,916,000 as of September 30, 2016.

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

Under ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments clarifications of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are intended to reduce diversity in practice.

•	Cash payments for debt prepayment or extinguishment costs will be classified in financing activities.
•
Upon settlement of zero-coupon bonds and bonds with insignificant cash coupons, the portion of the payment attributable to imputed interest will be classified as an operating activity, while the portion of the payment attributable to principal will be classified as a financing activity.

•
Cash paid by an acquirer that isn’t soon after a business combination for the settlement of a contingent consideration liability will be separated between financing activities and operating activities. Cash payments up to the amount of the contingent consideration liability recognized at the acquisition date will be classified in financing activities; any excess will be classified in operating activities. Cash paid soon after the business combination will be classified in investing activities.

•
Cash proceeds received from the settlement of insurance claims will be classified on the basis of the related insurance coverage (that is, the nature of the loss). Cash proceeds from lump-sum settlements will be classified based on the nature of each loss included in the settlement.

•
Cash proceeds received from the settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies will be classified as cash inflows from investing activities. Cash payments for premiums on COLI and BOLI may be classified as cash outflows for investing, operating, or a combination of both.

•
A transferor’s beneficial interest obtained in a securitization of financial assets will be disclosed as a noncash activity, and cash received from beneficial interests will be classified in investing activities.

•	Distributions received from equity method investees will be classified using either a cumulative earnings approach or a look-through approach as an accounting policy election.

The ASU contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance.  Bancorp is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Bancorp is a savings and loan holding company chartered as a corporation in the state of Maryland in 1990.  It conducts business primarily through two subsidiaries, Severn Savings Bank, FSB (“Bank”) and SBI Mortgage Company (“SBI”).  The Bank’s principal subsidiary Louis Hyatt, Inc. (“Hyatt Commercial”), conducts business as Hyatt Commercial, a commercial real estate brokerage and property management company.  SBI holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation (“Crownsville”), which is doing business as Annapolis Equity Group, which acquires real estate for syndication and investment purposes.  The Bank has five branches in Anne Arundel County, Maryland, which offer a full range of deposit products, and originate mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware and Virginia.

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

Bancorp had net income of $14,437,000 for the nine months ended September 30, 2016, compared to $3,457,000 for the nine months ended September 30, 2015. The increase is primarily due to an $11,194,000 income tax benefit recorded in the second quarter of 2016 due to the reversal of the valuation allowance recorded against the deferred tax asset.  The reversal resulted in the recognition of a one-time tax benefit in the second quarter of 2016 of approximately $11,837,000.  Bancorp has now concluded that it is more likely than not that it will generate sufficient taxable income within the applicable carry-forward periods to realize its net deferred tax assets.

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

Results of Operations

Net income decreased by $172,000 to net income of $1,055,000 for the third quarter of 2016, compared to net income of $1,227,000 for the third quarter of 2015.  This was primarily due to increases in non-interest expenses and income taxes. Basic and diluted earnings per share were $0.04 for the third quarter of 2016 compared to $0.06 for the third quarter of 2015. Net income increased by $10,980,000 to net income of $14,437,000 for the nine months ended September 30, 2016, compared to net income of $3,457,000 for the nine months ended September 30, 2015.  The increase was due to the reversal of the valuation allowance recorded against the deferred tax asset in the second quarter of 2016. Basic and diluted earnings per share were $1.14 and $1.13, respectively, for the nine months ended September 30, 2016 compared to $0.17 for the nine months ended September 30, 2015.

Net interest income, which is interest earned net of interest expense, increased by $69,000, or 1.2%, to $5,717,000 for the third quarter of 2016, compared to $5,648,000 for the third quarter of 2015.  The increase was primarily due to lower cost of borrowings. Net interest income decreased $350,000, or 2.1%, to $16,493,000 for the nine months ended September 30, 2016, compared to $16,843,000 for the nine months ended September 30, 2015. The primary reason for this decrease was a decrease in the average yield on the average balance of the loan portfolio.

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

The provision for loan losses increased to $50,000 for the third quarter of 2016 compared to $0 for the third quarter of 2015. The provision for loan losses decreased by $50,000, or 25.0%, to $150,000 for the nine months ended September 30, 2016, compared to $200,000 for the same period in 2015. This decrease was primarily due to an improvement in the loan portfolio quality, a lower level of net charge-offs and lower loan delinquencies in 2016 compared to 2015. Additionally, Bancorp experienced a higher amount of recoveries in 2016 compared to 2015.  Additionally, Bancorp experienced a higher amount of recoveries in 2016 compared to 2015. Recoveries were $203,000 and $523,000 for the three and nine months ended September 30, 2016, respectively. Comparatively, the recoveries were $229,000 and $411,000 for the three and nine months ended September 30, 2015. The higher recoveries in 2016 increased the allowance for loan losses and thus lowered the need for additional provisions.

Total non-interest income increased by $246,000, or 16.7%, to $1,715,000 for the third quarter of 2016, compared to $1,469,000 for the third quarter of 2015.  Total non-interest income increased by $78,000, or 1.7%, to $4,779,000 for the nine months ended September 30, 2016, compared to $4,701,000 for the same period in 2015.  The primary reasons for these increases in non-interest income were an increase in real estate commissions and management fees, partially offset by a decrease in mortgage banking activities ,  and decreases in the fair values of interest rate lock commitments and mandatory forward contracts entered into by the Bank.  Mortgage banking activities increased $2,000, or 0.2%, to $861,000 for the third quarter of 2016, compared to $859,000 for the third quarter of 2015.  Mortgage banking activities decreased $385,000, or 16.9%, to $1,893,000 for the nine months ended September 30, 2016, compared to $2,278,000 for the same period in 2015.  This decrease was the result of lower mortgage origination production and a decrease in the fair value of mortgage servicing rights.  Real estate commissions increased by $157,000, or 52.7%, to $455,000 for the third quarter of 2016, compared to $298,000 for the third quarter of 2015.  Real estate commissions increased $350,000, or 39.1%, to $1,246,000 for the nine months ended September 30, 2016, compared to $896,000 for the same period in 2015.  The increase in real estate commissions was due to increased commercial sales and leasing activity in 2016 compared to 2015. Real estate management fees increased by $48,000, or 29.0%, to $214,000 for the third quarter of 2016, compared to $166,000 for the third quarter of 2015. Real estate management fees increased $73,000, or 14.9%, to $564,000 for the nine months ended September 30, 2016, compared to $491,000 for the same period in 2015.  These increases were due to a higher level of commercial property under management in 2016 compared to 2015.  Other non-interest income increased $39,000, or 26.7%, to $185,000 for the third quarter of 2016, compared to $146,000 for the third quarter of 2015.  Other non-interest income increased $40,000, or 3.9%, to $1,076,000 for the nine months ended September 30, 2016, compared to $1,036,000 for the same period in 2015.  The primary reason for the third quarter increase was due to the initial reception of income from the investment in the Bancorp’s real estate subsidiary.

Total non-interest expenses increased $111,000, or 1.9%, to $5,949,000 for the third quarter of 2016, compared to $5,838,000 for the third quarter of 2015.  Total non-interest expenses decreased $298,000, or 1.7%, to $17,501,000 for the nine months ended September 30, 2016, compared to $17,799,000 for the same period in 2015.  Compensation and related expenses increased by $270,000, or 7.2%, to $4,028,000 for the third quarter of 2016, compared to $3,758,000 for the third quarter of 2015. The third quarter increase was primarily due to an increase in commissions and also, compensation and accrued time off payouts to executive officers who retired or resigned. Compensation and related expenses decreased by $181,000, or 1.6%, to $11,478,000 for the nine months ended September 30, 2016, compared to $11,659,000 for the same period in 2015. This was primarily due to lower commissions paid on lower mortgage banking activities in 2016 compared to 2015. Net occupancy costs increased by $109,000, or 28.9%, to $486,000 for the third quarter of 2016, compared to $377,000 for the third quarter of 2015.  Net occupancy costs increased by $132,000, or 10.5%, to $1,387,000 for the nine months ended September 30, 2016, compared to $1,255,000 for the same period in 2015.  These increases were the result of the timing of maintenance costs in 2016 compared to 2015, partially offset by an increase in rents collected from tenants and the beginning of rent payments for the Severna Park branch.  Legal fees increased by $11,000, or 15.7%, to $81,000 for the third quarter of 2016, compared to $70,000 for the third quarter of 2015.  Legal fees increased $18,000, or 9.0%, to $217,000 for the nine months ended September 30, 2016, compared to $199,000 for the same period in 2015. These variances were primarily due to the timing of services needed from outside legal firms in 2016 compared to 2015. Expenses on foreclosed real estate decreased by $91,000, or 68.9%, to $41,000 for the third quarter of 2016 compared to $132,000 for the third quarter of 2015. This decrease was due to a recovery of expenses from a former REO property. Expenses on foreclosed real estate increased by $65,000 to $184,000 for the nine months ended September 30, 2016, compared to $119,000 for the same period in 2015.  These increases were primarily due to higher losses and expenses on properties in 2016, compared to 2015. FDIC assessments and regulatory expense decreased by $132,000, or 43.0% to $175,000 for the third quarter of 2016, compared to $307,000 for the third quarter of 2015.  FDIC assessments and regulatory expense decreased by $448,000, or 48.9% to $469,000 for the nine months ended September 30, 2016, compared to $917,000 for the same period in 2015.  These decreases were primarily due to a decrease in the risk-based assessment percentage charged by the FDIC due to Bancorp’s release from its regulatory agreements.  Professional fees increased by $73,000, or 40.8% to $252,000 for the third quarter of 2016 compared to $179,000 for the third quarter of 2015. This increase was primarily due to higher fees in accounting and consulting expenses in 2016 compared to 2015. Professional fees decreased by $21,000, or 3.1% to $659,000 for the nine months ended September 30, 2016, compared to $680,000 for the same period in 2015.  This decrease was primarily due to a decrease in consulting related fees during the first quarter of 2016.  Advertising increased $46,000, to $134,000 for the third quarter of 2016, compared to $88,000 for the third quarter of 2015.  Advertising increased by $254,000, or 114.9% to $475,000 for the nine months ended September 30, 2016, compared to $221,000 for the same period in 2015.  These increases were primarily due to the advertising campaign associated with the opening of the new branch in Severna Park. Online charges decreased $116,000, or 49.8%, to $117,000 for the third quarter of 2016, compared to $233,000 for the third quarter of 2015.  Online charges decreased by $23,000, or 3.6% to $617,000 for the nine months ended September 30, 2016, compared to $640,000 for the same period in 2015.  These decreases were primarily due to a decrease in the yearly charges from the Bank’s computer processor in 2016 compared to 2015.  Credit report and appraisal fees decreased $22,000, or 12.9%, to $148,000 for the third quarter of 2016, compared to $170,000 for the third quarter of 2015.  Credit report and appraisal fees decreased $166,000, or 25.7% to $480,000 for the nine months ended September 30, 2016, compared to $646,000 for the same period in 2015.  These decreases were primarily due to a lower volume of mortgage banking activity in 2016 versus 2015.  Other non-interest expenses decreased by $37,000, or 7.1%, to $487,000 for the third quarter of 2016 compared to $524,000 for the third quarter of 2015.  Other non-interest expenses increased by $72,000, or 4.9% to $1,535,000 for the nine months ended September 30, 2016, compared to $1,463,000 for the same period in 2015.  The decrease was primarily due to a decrease in the provision for contingent liabilities and the fair value of mandatory contracts for the quarter.  The increase was primarily due to an overall increase in the provision for contingent liabilities and the fair value of mandatory contracts for the nine months ended September 30, 2016.

Income Taxes

There was a $378,000 income tax expense recorded for the third quarter of 2016 compared to a $52,000 tax expense for the third quarter of 2015.  For the nine months ended September 30, 2016, the income tax benefit was $10,816,000 compared to income tax expense of $88,000 for the same period in 2015. The income tax benefit in 2016 was primarily due to the reversal of an $11,837,000 valuation allowance during the second quarter of 2016. The valuation allowance was first recorded against the deferred tax asset in the third quarter of 2013.

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

Bancorp has now concluded that, as of September 30, 2016, it is more likely than not that it will generate sufficient taxable income within the applicable carry-forward periods to realize its net deferred tax asset. The Bancorp’s net deferred tax asset was $10,916,000 as of September 30, 2016 and is included in the other assets category within the financial statements.

Analysis of Financial Condition

Total assets increased $15,677,000, or 2.1%, to $777,756,000 at September 30, 2016, compared to $762,079,000 at December 31, 2015.  Cash and cash equivalents increased by $902,000, or 2.1%, to $44,493,000 at September 30, 2016, compared to $43,591,000 at December 31, 2015.  This increase was primarily due to a higher level of cash and due from banks as a result of a increase in deposits at September 30, 2016 compared to December 31, 2015.  Investment securities decreased 11.1%, or $8,456.000 to $67,677,000 as of September 30, 2016 compared to $76,133,000 as of December 31, 2015. The decrease was due to matured securities not being reinvested and allowed to convert to cash. Loans receivable, net increased $13,817,000, or 2.3%, to $603,473,000 at September 30, 2016, compared to $589,656,000 at December 31, 2015.  This increase was due to a continued higher demand for commercial loans during 2016 compared to 2015.  Loans held for sale decreased $242,000, or 1.8%, to $12,961,000 at September 30, 2016, compared to $13,203,000 at December 31, 2015.  This decrease was primarily due to the timing of loans sold through September 30, 2016 compared to December 31, 2015.  Foreclosed real estate decreased $401,000, or 23.0%, to $1,343,000 at September 30, 2016 compared to $1,744,000 at December 31, 2015. This decrease was the result of additional properties sold and less properties foreclosed on during 2016 compared to 2015.

Total liabilities increased $15,350,000 or 2.3%, to $690,973,000 at September 30, 2016 from $675,623,000 at December 31, 2015.  Total deposits increased $32,839,000, or 6.3%, to $556,610,000 at September 30, 2016 compared to $523,771,000 at December 31, 2015.  This increase was primarily due to an increase in deposits from commercial relationships.  Long-term and short-term borrowings decreased by $4,500,000, or 3.9%, to $110,500,000 at September 30, 2016 compared to $115,000,000 at December 31, 2015.  The decrease was due to the payoff of a $15,000,000 advance net of a $3,500,000 loan and an additional $7,000,000 in short-term borrowings.  Accrued interest payable and other liabilities decreased $9,489,000, or 74.5%, to $3,244,000 at September 30, 2016 compared to $12,733,000 at December 31, 2015.  This decrease was due to the payment of the TARP and Trust Preferred accruals for dividends and interest.

Stockholders’ Equity

Total stockholders’ equity increased $327,000 to $86,783,000 at September 30, 2016 compared to $86,456,000 as of December 31, 2015.  This increase was primarily a result of Bancorp raising $10,510,000 of new common equity by entering into subscription agreements with various purchasers under which it issued a total of 2,015,500 shares of its common stock at a price of $5.50 per share, and net income for the nine months ended September 30, 2016, which was offset by the redemption of $23,400,000 of Series B Preferred Stock.

Liquidity and Capital Resources

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

Management believes Bancorp has sufficient cash flow and liquidity to meet its current commitments through the next 12 months.  Certificates of deposit, which are scheduled to mature in less than one year, totaled $177,473,000 at September 30, 2016.  Based on past experience, management believes that a significant portion of such deposits will remain with Bancorp. At September 30, 2016, Bancorp had commitments to originate mortgage loans of $7,665,000, unadvanced home equity lines of credit of $7,804,000, unadvanced construction commitments of $17,400,000, unused lines of credit of $34,716,000 and commitments under standby letters of credit of $4,316,000.  Bancorp has the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from FHLB Atlanta should the need arise.  As of September 30, 2016, outstanding FHLB Atlanta borrowings totaled $107,000,000, and Bancorp had available to it an additional $130,043,000 in borrowing availability from FHLB Atlanta.

Net cash provided by operating activities was $1,900,000 for the nine months ended September 30, 2016, compared to net cash provided by operating activities in the amount of $294,000 for the same period in 2015, an increase in cash provided by operating activities of $1,606,000. This change was primarily the result of an increase in net income and lower origination volume of loans held for sale into the secondary market. Net cash used in investing activities was $5,033,000 for the nine months ended September 30, 2016, compared to $28,864,000 of net cash provided by investing activities for the same period in 2015, a decrease in cash provided by investing of $33,897,000.  This change was primarily due to a net increase in loans receivable of $58,864,000 offset by a decrease in the purchase of investment securities that totaled $20,637,000.  Net cash provided by financing activities increased $11,107,000 to $4,035,000 for the nine months ended September 30, 2016, compared to $7,072,000 net cash used in financing activities for the same period in 2015.  This increase was primarily due to net proceeds received from the issuance of common stock in 2016 and an increase in customer deposits, partially offset by the redemption of $23,393,000 of Series B Preferred Stock and dividends paid on Preferred Stock in the amount of $7,472,000.

Federal Home Loan Bank of Atlanta Line of Credit

The Bank has an available line of credit, secured by various loans in its portfolio, in the amount of twenty five percent of its total assets, with the FHLB Atlanta.  As of September 30, 2016, the total available line of credit with the FHLB Atlanta was approximately $237,043,000, of which $107,000,000 was outstanding in the form of long-term and short-term borrowings.  The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB Atlanta as of September 30, 2016 (dollars in thousands):

Principal Amount	Rate	Maturity
$7,000	0.36%	2016
70,000	2.43% to 4.05%	2017
15,000	2.58% to 3.43%	2018
15,000	4.00%	2019
$107,000

Notes Payable

On September 30, 2016, the Bancorp entered into a loan agreement with a commercial bank whereby the Bancorp borrowed $3,500,000 for a term of 8 years. The unsecured note bears interest at a fixed rate of 4.25% for the first 36 months then, at the option of the Bancorp, converts to either (1) floating rate of the Wall Street Journal Prime plus .50% or (2) fixed rate at two hundred seventy five (275) basis points over the five year amortizing Federal Home Loan Bank rate for the remaining five years. Repayment terms are monthly interest only payments for the first 36 months, then quarterly principal payments of $175,000 plus interest. The loan is subject to a prepayment penalty of 1% of the principal amount prepaid during the first 36 months. If the Bancorp elects the 5 year fixed rate of 275 basis points over the Federal Home Loan Bank rate (“FHLB Rate Period”), the loan will be subject to a prepayment penalty of 2% during the first and second years of the FHLB Rate Period and 1% of the principal repaid during the third, fourth and fifth years of the FHLB Rate Period. The Bancorp may make additional principal payments from internally generated funds of up to $875,000 per year during any fixed rate period without penalty. There is no prepayment penalty during any floating rate period.

Subordinated Debentures

As of September 30, 2016, Bancorp had outstanding $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between Bancorp and Wells Fargo Bank, National Association, as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of LIBOR (0.63% as of September 30, 2016) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of Bancorp, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by Bancorp on January 7, 2010.

The 2035 Debentures were issued and sold to Severn Capital Trust I (the “Trust”), of which 100% of the common equity is owned by Bancorp.  The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures.  The 2035 Debentures held by the Trust are the sole assets of the Trust.  Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures.  Bancorp has entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee.  Under the terms of the 2035 Indenture, Bancorp is permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods provided that no event of default has occurred and is continuing.  At December 31, 2015, the 2035 Debenture had deferred interest of $1,863,000.  During the second quarter of 2016, the Bancorp paid all of the deferred interest and as of September 30, 2016, Bancorp is current on all interest due on the 2035 Debenture.

Under the terms of Bancorp’s 2035 Indenture, if Bancorp defers payments of interest on the 2035 Debentures, Bancorp may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of its capital stock, including common stock until all such deferred interest has been paid.

On November 15, 2008, Bancorp completed a private placement offering consisting of a total of 70 units, at an offering price of $100,000 per unit, for gross proceeds of $7.0 million. Each unit consists of 6,250 shares of Bancorp's Series A 8.0% Non-Cumulative Convertible Preferred Stock and Bancorp's Subordinated Note in the original principal amount of $50,000. In the aggregate, the Series A Preferred Stock totaled $3.5 million and the Subordinated Note totaled $3.5 million.

On September 30, 2016 the aggregate principal amount of Subordinated Notes outstanding at was $3,500,000 was paid in full.  The Subordinated Notes earned interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December which commenced December 31, 2008.  The Subordinated Notes were redeemable in whole or in part at the option of Bancorp at any time beginning on December 31, 2009 until maturity, which is December 31, 2018.  Debt issuance costs totaled $245,000 and were taken back into income.  Interest payments on the Subordinated Notes were current as of September 30, 2016. On September 30, 2016, the Bancorp exercised its option to redeem the full amount of the Subordinated Note.

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

If declared by Bancorp's board of directors, cash dividends at an annual rate of 8.0% will be paid quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008. Dividends will not be paid on Bancorp’s common stock in any quarter until the dividend on the Series A Preferred Stock has been paid for such quarter; however, there is no requirement that Bancorp's board of directors declare any dividends on the Series A Preferred Stock and any unpaid dividends shall not be cumulative.  On June 30, 2016 and September 30, 2016, the Bancorp declared and paid dividends on the Series A Preferred Stock in the amount of $70,000 each.  Prior to that, Bancorp had not paid a dividend on the Series A Preferred Stock since the first quarter of 2012.

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

The Series B Preferred Stock qualified as Tier 1 capital and paid cumulative compounding dividends at a rate of 9% per annum. The Series B Preferred Stock may be redeemed by Bancorp. On May 11, 2016, Bancorp redeemed 10,000 shares of the Series B Preferred Stock for a payment of $10,000,000 and on September 8, 2016, the Bancorp redeemed the remaining 13,393 shares for $13,393,000.

On April 15, 2016, Bancorp paid all unpaid cumulative dividends and interest in arrears on the Series B Preferred Stock totaling $7,590,000.  On May 11, 2016, Bancorp declared and paid a dividend of $326,000 on the Series B Preferred Stock, on August 11, 2016 it declared and paid a dividend of $326,000 and on September 8, 2016 a final dividend of $77,000 was paid.

The Series B Preferred Stock had no maturity date and ranked pari passu with Bancorp’s existing Series A Preferred Stock, in terms of dividend payments and distributions upon liquidation, dissolution and winding up of Bancorp.

The Series B Preferred Stock was non-voting, other than class voting rights on certain matters that could adversely affect the Series B Preferred Stock. If dividends on the Series B Preferred Stock were not paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, Bancorp’s authorized number of directors would be automatically increased by two and the holders of the Series B Preferred Stock, voting together with holders of any then outstanding voting parity stock, would have the right to elect those directors at Bancorp’s next annual meeting of stockholders or at a special meeting of stockholders called for that purpose. These preferred share directors would be elected annually and serve until all accrued and unpaid dividends on the Series B Preferred Stock have been paid.  In connection with the sale by the Treasury of the Series B Preferred Stock, the Federal Reserve obtained waivers from the outside investors who purchased the Series B Preferred Stock in which such investors agreed not to exercise their right to elect directors, and certain other voting or control rights, without the prior approval of the Federal Reserve.

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

Off-Balance Sheet Arrangements

For information concerning off-balance sheet arrangements, see Note 10 to the unaudited Consolidated Financial Statements

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

Average Balance Sheet

The following table presents Bancorp’s distribution of the average consolidated balance sheets and net interest analysis for the nine months ended September 30, 2016 and September 30, 2015:

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Average Volume	Interest	Annualized Yield/Cost	Average Volume	Interest	Annualized Yield/Cost
	(dollars in thousands)
ASSETS
Loans (1)	$612,220	$21,847	4.76%	$624,301	$22,541	4.81%
Held to maturity securities (2)	73,429	890	1.62%	65,537	788	1.60%
Other interest-earning assets (3)	9,155	251	3.66%	11,234	242	2.87%

Total interest-earning assets	694,804	22,988	4.41%	701,072	23,571	4.48%

Non-interest earning assets	80,206			75,278

Total assets	$775,010			$776,350

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$252,234	465	0.25%	$244,449	483	0.26%
Certificates of deposit	282,055	2,537	1.20%	296,849	2,572	1.16%
Borrowings	141,909	3,493	3.32%	139,126	3,673	3.52%

Total interest-bearing liabilities	676,198	6,495	1.28%	680,424	6,728	1.32%

Non-interest bearing liabilities	9,345			13,113

Stockholders' equity	89,467			82,813

Total liabilities and stockholders’ equity	$775,010			$776,350

Net interest income and interest rate spread		$16,493	3.13%		$16,843	3.16%

Net interest margin			3.17%			3.20%

Average interest-earning assets to average interest-bearing liabilities			102.75%			103.03%

(1)	Non-accrual loans and loans held for sale are included in the average balances and in the computation of yields.
(2)	Bancorp does not have any tax-exempt securities.
(3)	Other interest-earning assets include interest-earning deposits in other banks, federal funds sold and FHLB stock investments.

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, see Note 12 to the unaudited Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of Bancorp's management, including its Chief Executive Officer and Chief Financial Officer, Bancorp has evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2016.  Disclosure controls and procedures are defined in Rule 13a-15(e) under the Securities Exchange Act as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, Bancorp’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Bancorp’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Bancorp’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.  Based on that evaluation, there were no such changes during the quarter ended September 30, 2016.

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

As of September 30, 2016. there are various claims pending involving Bancorp, arising in the normal course of business.  Management believes, based upon consultation with legal counsel, that liabilities arising from these proceedings, if any, will not be material to Bancorp’s consolidated financial condition and consolidated results of operations.

Item 1A	Risk Factors

The risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 should be carefully considered by you. If any of the risks actually occur, Bancorp’s business, financial condition or results of operations could be materially and adversely affected.  The risks described in our Annual Report on Form 10-K are not the only risks facing Bancorp.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Bancorp’s actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by Bancorp described in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There has ben no material change in the risk factors as reported in the Bancorp’s Form 10-K filed with the SEC on March 18, 2016.

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

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

November 14, 2016	/s/ Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2016	/s/ Paul B. Susie
Paul B. Susie, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2016 and 2015; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.