Form 10-K
period 2016-12-31
SEVERN BANCORP INC
filed 2017-03-22
CIK 868271

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).  Yes ☐ No ☑

 The aggregate market value of the 8,258,193 shares of common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2016 of $6.00 per share was $49,549,158.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 22, 2017, there were issued and outstanding 12,124,965 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year-ended December 31, 2016, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Severn Bancorp, Inc. (the “Company”) may from time to time make written or oral “forward-looking statements”, (as defined in the Securities Exchange Act of 1934, as amended, and the regulations thereunder) including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include, but are not limited to:

•	Statements contained in “Item 1A. Risk Factors;”

•	Statements contained in “Business” concerning strategy, competitive strengths, liquidity and business plans;

•
Statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to the Company’s consolidated financial statements, such as statements concerning allowance for loan losses, liquidity, capital adequacy requirements, unrealized losses, guarantees, the Bank being well-capitalized, and impact of accounting pronouncements; and

•	Statements as to trends or the Company’s or management’s beliefs, expectations and opinions.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  Any forward-looking statements are not guarantees of the Company’s future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under “Item 1A. Risk Factors” and the following:

•	Changes in general economic and political conditions and by governmental monetary and fiscal policies;

•	Changes in the economic conditions of the geographic areas in which the Company conducts business;

•	Changes in interest rates;

•	A downturn in the real estate markets in which the Company conducts business;

•	The high degree of risk exhibited by the Company’s loan portfolio;

•	Environmental liabilities with respect to properties of which the Company has title;

•	Changes in federal and state regulation, including recent changes in capital requirements;

•	The Company’s ability to estimate loan losses;

•	Competition;

•	Breaches in security or interruptions in the Company’s information systems, including cyber security risks;

•	The Company’s ability to timely develop and implement technology;

•	The Company’s ability to retain its management team;

ii

•	Perception of the Company in the marketplace;

•	The Company’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; and

•	Terrorist attacks and threats or actual war.

The Company can give no assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on the Company’s results of operations and financial condition.  The Company disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise.

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

The Bank operated under a Formal Agreement dated April 13, 2013, (the “Formal Agreement”), with the Office of the Comptroller of the Currency (the “OCC”). This agreement replaced the former Supervisory Agreement dated November 23, 2009 that the Bank had with the now defunct Office of Thrift Supervision (the “OTS”). The Bank satisfied all of the conditions of the Formal Agreement and on October 15, 2015 it was notified by the OCC that the agreement was terminated.

The Company previously operated under a Supervisory Agreement dated November 23, 2009, (the “Supervisory Agreement”) with the now defunct OTS. Upon the abolishment of the OTS on July 21, 2011, the Federal Reserve Bank assumed the regulation of the Company. The Company satisfied all of the conditions of the Supervisory Agreement and on January 21, 2016 it was notified by the Federal Reserve Bank that the Supervisory Agreement was terminated.

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

As of December 31, 2016 the Bank was well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain the following minimum ratios: Total Risk-Based Capital – 10.0%, Common Equity Tier 1 Capital – 6.5%, Tier 1 Capital (to risk-weighted assets) – 8%, Tier 1 Capital (to adjusted total assets) – 5.0%.

As of December 31, 2016, the Company had consolidated total assets of $787,485,000, total deposits of $571,946,000, and total stockholders’ equity of $87,930,000. The Company’s net income for the year ended December 31, 2016 was $15,540,000.  For more information, see “Item 6. Selected Financial Data.”

The Company’s internet address is www.severnbank.com.   The Company makes available free of charge on www.severnbank.com its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC.  Requests should be directed to:

Paul B. Susie
Executive Vice President
Severn Bancorp, Inc.
200 Westgate Circle, Suite 200
Annapolis, Maryland 21401

The information on the website listed above, is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document.  This website is and is only intended to be an inactive textual reference.

Business of the Bank

The Bank was organized in 1946 in Baltimore, Maryland as Pompeii Permanent Building and Loan Association.  It relocated to Annapolis, Maryland in 1980 and its name was changed to Severn Savings Association.  Subsequently, the Bank obtained a federal charter and changed its name to Severn Savings Bank, FSB.  The Bank operates five full-service branch offices and one administrative office.  The Bank operates as a federally chartered savings bank whose principal business is attracting deposits from the general public and investing those funds in mortgage and commercial loans. The Bank also uses advances, or loans, from the Federal Home Loan Bank of Atlanta, (“FHLB-Atlanta”) to fund its lending activities.  The Bank provides a wide range of personal and commercial banking services. Personal services include mortgage lending and various other lending services as well as checking, savings, money market, time deposit and individual retirement accounts. Commercial services include commercial secured and unsecured lending services as well as business internet banking, corporate cash management services and deposit services.  The Bank also provides safe deposit boxes, ATMs, debit cards, credit cards, personal internet banking including on-line bill pay, mortgage lending, and telephone banking, among other products and services.

The Bank’s revenues are derived principally from interest earned on mortgage, commercial and other loans, and fees charged in connection with the loans and banking services.  The Bank’s primary sources of funds are deposits, advances from the FHLB-Atlanta, proceeds from loans sold on the secondary market, and repayments and principal prepayment of its loans.  The principal executive offices of the Bank are maintained at 200 Westgate Circle, Suite 200, Annapolis Maryland, 21401. Its telephone number is 410-260-2000 and its website address is www.severnbank.com.

Earnings

The Bank’s earnings depend primarily on the difference between the income from interest-earning assets, such as loans and investments, and interest paid on interest-bearing liabilities such as deposits and borrowings.  The Bank also originates and sells residential mortgages into the secondary market, generating gains on the loans sold. Rapid changes in interest rates may adversely affect the Bank’s earnings. The Bank monitors and manages this risk through its asset/liability committee.

Competition

The Annapolis, Maryland area has a high density of financial institutions, many of which are significantly larger and have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees.  The Bank’s competition for loans comes primarily from savings and loan associations, savings banks, mortgage banking companies, insurance companies, and commercial banks.  Many of the Bank’s competitors have higher legal lending limits than the Bank.  The Bank’s most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks, and credit unions.  The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds.  The Bank also faces increased competition for deposits from other financial institutions such as brokerage firms, insurance companies and mutual funds.  The Bank is a community-oriented financial institution serving its market area with a wide selection of mortgage loans and other consumer and commercial financial products and services.  Management considers the Bank’s reputation for financial strength and customer service as its major competitive advantage in attracting and retaining customers in its market area.  The Bank also believes it benefits from its community engagement activities.

Net Interest Income

Net interest income increases during periods when the spread between the Company’s weighted average rate at which new interest-earning assets such as loans and securities are originated or purchased and the weighted average cost of interest-bearing liabilities widens.  Market factors such as interest rates, competition, consumer preferences, the supply of and demand for housing, and the availability of funds affect the Bank’s ability to originate loans.

The Company has supplemented its interest income through purchases of investments when appropriate.  This activity is intended to generate positive interest rate spreads on large principal balances with minimal administrative expense.

Interest Rate and Volume of Interest-Related Assets and Liabilities

Both changes in rate and changes in the composition of the Company’s interest-earning assets and interest-bearing liabilities can have a significant effect on net interest income.

For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected  the Company’s interest income and expense during the fiscal years ended December 31, 2016 and 2015, refer to Item 6, “Selected Financial Data - Rate Volume Table”.

Market Area

The Bank’s market area is primarily Anne Arundel County, Maryland and nearby areas, and its five branch locations are all located in Anne Arundel County.

The Bank continues to expand its business relationship banking department by focusing on the needs of the business community in Anne Arundel County, Maryland.  In addition, the Bank increased its offerings to businesses and consumers, including additional commercial lending products, business internet banking, and an expanded line of consumer deposit products.  The Bank has traditionally focused its lending activities on first mortgage loans secured by real estate for the purpose of purchasing, refinancing, developing and constructing one-to-four family residences and commercial properties in and near Anne Arundel County, Maryland. The Bank originates residential mortgage loans for sale into the secondary market. It generally sells the loans with the servicing rights released. However, for loans sold to Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), the servicing rights have been retained.

Loan Portfolio Composition

The following table sets forth the composition of the Company’s loan portfolios by type of loan at the dates indicated.  The table includes a reconciliation of total net loans receivable, including loans held for sale, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowance for loan losses as of December 31:

	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Residential mortgage	$260,603	40.77%	$285,930	45.00%	$309,461	44.91%	$258,919	39.56%	$269,405	38.60%
Construction, land acquisition and development	57,166	8.94%	77,478	12.19%	84,325	12.24%	75,539	11.54%	71,523	10.25%
Land	48,664	7.61%	28,677	4.51%	30,426	4.42%	34,429	5.26%	50,900	7.29%
Lines of credit	29,657	4.64%	20,188	3.18%	19,251	2.79%	21,598	3.30%	31,428	4.50%
Commercial real estate	195,710	30.62%	174,912	27.53%	198,539	28.81%	220,160	33.64%	222,038	31.81%
Commercial non-real estate	16,811	2.63%	9,296	1.46%	10,167	1.47%	8,583	1.31%	6,120	0.88%
Home equity	19,129	2.99%	24,529	3.86%	28,750	4.17%	30,339	4.64%	34,609	4.96%
Consumer	1,210	0.19%	1,224	0.19%	1,040	0.15%	1,185	0.18%	858	0.12%
Loans held for sale	10,307	1.61%	13,203	2.08%	7,165	1.04%	3,726	0.57%	11,116	1.59%

Total gross loans	639,257	100.00%	635,437	100.00%	689,124	100.00%	654,478	100.00%	697,997	100.00%

Deferred loan origination fees and costs, net	(2,944)		(2,719)		(2,480)		(2,131)		(2,047)

Loans in process	(15,728)		(21,101)		(36,162)		(34,069)		(15,647)

Allowance for loan losses	(8,969)		(8,758)		(9,435)		(11,739)		(17,478)

Total loans net	$611,616		$602,859		$641,047		$606,539		$662,825

Lending Activities

General

The Bank originates mortgage loans of all types, including residential, home equity and lines of credit, residential-construction, commercial-construction, commercial, land and residential lot loans.  The Bank also originates non-mortgage loans, which include consumer, lines of credit and commercial loans.  These loans constitute less than 8 percent of the Bank’s portfolio.

The Bank originated and funded $345,437,000 and $282,828,000 of loans for the years ended December 31, 2016 and 2015, respectively.

Loan Origination

The following table contains information on the activity of the Bank’s loans held for sale and its loans held for investment in its portfolio:

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Held for Sale:
Beginning balance	$13,203	$7,165	$3,726
Originations	147,094	163,347	93,999
Net sales	(149,990)	(157,309)	(90,560)

Ending balance	$10,307	$13,203	$7,165

Held for investment:
Beginning balance	$622,234	$681,959	$650,752
Originations and purchases	198,343	119,481	138,782
Transfers to foreclosed real estate	(1,575)	(2,234)	(847)
Repayments/payoffs	(190,052)	(176,972)	(106,728)

Ending balance	$628,950	$622,234	$681,959

The Bank originates residential mortgage loans that are to be held in the Bank’s loan portfolio as well as loans that are intended for sale in the secondary market.  Loans sold in the secondary market are primarily sold to investors with which the Bank maintains a correspondent relationship.  These loans are made in conformity with standard underwriting criteria per the investors to assure maximum eligibility for possible resale in the secondary market, and are approved either by the Bank’s underwriter or the correspondent’s underwriter.  Loans considered for the Bank’s portfolio with borrowers that have lending relationships less than $500,000 are approved by any of the Bank’s Officers, which includes the Chief Executive Officer, the Chief Financial Officer, the Chief Credit Officer and the Chief Lending Officer.  Loans considered for the Bank’s portfolio with borrowers that have lending relationships of $500,000 or greater are approved by the Bank’s Directors Loan Committee.  Meetings of the Directors Loan Committee are open to attendance by any member of the Bank’s Board of Directors who wishes to attend.  The loan committee reports to and consults with the Board of Directors in interpreting and applying the Bank’s lending policy.  Single loans greater than $2,000,000, or loans to one borrower aggregating more than $4,000,000, up to $14,846,000 (the maximum amount of loans to one borrower as of December 31, 2016), must also have Board of Directors’ approval.

Loans that are sold into the secondary market are typically residential long-term (15 or more years) with fixed, and occasionally variable, rates of interest.  Loans retained for the Company’s portfolio typically include construction loans, commercial loans and loans that periodically reprice or mature prior to the end of an amortized term.  Generally, loans are sold with servicing released, however for loans sold to FHLMC or FNMA, the servicing has been retained. As of December 31, 2016, the Bank was servicing $18,288,000 in loans for FHLMC, $39,095,000 in loans for FNMA and $17,844,000 in loans for other investors.

The following table contains information, as of December 31, 2016, on the percentage of fixed-rate single-family loans serviced for others by the Bank, by interest rate category.

Interest rate range	Percentage of Portfolio
Less than 5.00%	92.4%
5.00 – 6.00%	7.4%
6.01 – 7.00%	0.1%
7.01 – 8.00%	0.0%
Over 8.00%	0.1%
100.0%

The Bank’s mortgage loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  The authority of the Directors Loan Committee to approve loans is established by the Board of Directors and currently is commensurate with the Bank’s limitation on loans to one borrower.  The Bank’s maximum amount of loans to one borrower currently is equal to 15% of the Bank’s unimpaired capital, or $14,846,000 as of December 31, 2016.  Loans greater than this amount require participation by one or more additional lenders.  Letters of credit are subject to the same limitations as direct loans.  The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate.  The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

Residential Mortgage Loans

At December 31, 2016, the Company’s residential mortgage loan portfolio totaled $260,603,000, or 40.8% of the Company’s loan portfolio.  All of the Company’s residential mortgage loans are secured by one to four family residential properties and are primarily located in the Bank’s market area.

Commercial Real Estate Loans

At December 31, 2016, the Company’s commercial real estate loan portfolio totaled $195,710,000, or 30.6% of the Company’s loan portfolio.  All of the Company’s commercial real estate loans are secured by improved property such as office buildings, retail strip shopping centers, industrial condominium units and other small businesses, most of which are located in the Bank’s primary lending area.  The largest commercial real estate loan outstanding at December 31, 2016 was a $14,100,000 loan secured by commercial property in Middle River, Maryland.  This loan has consistently performed in accordance with the terms of the debt instrument.

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

Construction and Land Acquisition and Development Loans

The Bank originates loans to finance the construction of one-to-four family dwellings, and to a lesser extent, commercial real estate.  It also originates loans for the acquisition and development of unimproved property to be used for residential and/or commercial purposes in cases where the Bank is to provide the construction funds to improve the properties.  As of December 31, 2016, the Company had 91 construction loans outstanding in the gross aggregate amount of $57,166,000, representing 8.9% of its loan portfolio.  Included in that total were commitments to advance an additional $15,728,000.

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

Land and Residential Building Lots

Land loans include loans to developers for the development of residential subdivisions and loans on unimproved lots primarily to individuals.  At December 31, 2016, the Company had outstanding land and residential building lot loans totaling $48,664,000, or 7.6% of the total loan portfolio.  The largest of these loans is for $4,745,000, is secured by residential lots in Severn, Maryland, and has performed in accordance with the terms of the debt instrument.  Land development loans typically are short-term loans; the duration of these loans is typically not greater than three years.  The interest rate on land loans is generally at least 1% or 2% over the prime rate.   The loan-to-value ratio generally does not exceed 75% at the time of loan origination. Land and residential building lot loans typically are made to customers of the Bank and developers and contractors with whom the Bank has had previous lending experience.  In addition to the customary requirements for these types of loans, the Bank may also require a satisfactory Phase I environmental study and feasibility study to determine the profit potential of the development.

Lines of Credit and Commercial Non-Real Estate Loans

The Bank also offers other business and commercial loans.  These are loans to businesses are typically lines of credit or other loans that are not secured by real estate, although equipment, securities, or other collateral may secure them.  They typically are offered to customers with long-standing relationships with the Bank.  At December 31, 2016, $46,468,000, or 7.3%, of the loan portfolio consisted of lines of credit and other commercial loans.

Home Equity and Other Consumer Loans

The Bank also offers other loans to consumers, including home equity loans, home equity lines of credit and other consumer loans.  At December 31, 2016, $20,339,000, or 3.2% of the loan portfolio consisted of these loans.

Loan Portfolio Cash Flows

The following table sets forth the estimated maturity of the Company’s loan portfolios by type of loan at December 31, 2016.  The estimated maturity reflects contractual terms at December 31, 2016.  Contractual principal repayments of loans do not necessarily reflect the actual life of the Bank’s loan portfolios.  The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of “due on sale” clauses.  The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Due Within one year or less	Due after 1 through 5 years	Due after 5 years	Total
	(dollars in thousands)
Residential mortgage*	$18,627	$19,505	$232,778	$270,910	*
Construction, land acquisition and development	38,670	17,698	798	57,166
Land	13,181	24,601	10,882	48,664
Lines of credit	20,277	8,210	1,170	29,657
Commercial real estate	20,156	42,931	132,623	195,710
Commercial, non-real estate	552	8,134	8,125	16,811
Home equity	-	-	19,129	19,129
Consumer	36	624	550	1,210
Total	$111,499	$121,703	$406,055	$639,257

*Includes loans categorized as held for sale.

The following table contains certain information as of  December 31, 2016 relating to the loan portfolio of  the Company with the dollar amounts of loans due after one year that have fixed and floating rates.  All loans are shown maturing based upon contractual maturities and include scheduled payments but not possible prepayments.

	Fixed	Floating	Total
	(dollars in thousands)
Residential mortgage*	$101,982	$150,301	$252,283	*
Construction, land acquisition and development	5,941	12,555	18,496
Land	17,808	17,675	35,483
Lines of credit	731	8,649	9,380
Commercial real estate	81,620	93,934	175,554
Commercial, non-real estate	11,312	4,947	16,259
Home equity	-	19,129	19,129
Consumer	1,174	-	1,174
Total	$220,568	$307,190	$527,758

*Includes loans categorized as held for sale.

Loans to One Borrower

Under regulatory guidelines, the aggregate amount of loans that the Bank may make to one borrower was $14,846,000 at December 31, 2016, which is 15% of the Bank’s unimpaired capital and unimpaired surplus.  The Bank’s three largest loans at December 31, 2016 were a $14,100,000 loan secured by commercial property located in Middle River, Maryland, an $8,500,000 loan secured by commercial property in Landover, Maryland and a $7,431,000 loan secured by commercial property located in Edgewater, Maryland.  At December 31, 2016, all three loans were performing as agreed.

Origination and Sale of Loans

The Bank originates residential loans in conformity with standard underwriting criteria per its loan investors to assure maximum eligibility for possible resale in the secondary market.  Although the Bank has authority to lend anywhere in the United States, it has confined its loan origination activities primarily to the states of Maryland, Virginia and Delaware.

Loan originations are developed from a number of sources, primarily from referrals from real estate brokers, internet leads, builders, and existing and walk‑in customers.

The Bank’s mortgage loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  Loans considered for the Bank’s portfolio with borrowers that have lending relationships less than $500,000 are approved by any of the Bank’s Officers, which includes the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, the Chief Credit Officer and the Chief Lending Officer.  Loans considered for the Bank’s portfolio with borrowers that have lending relationships of $500,000 or greater are approved by the Bank’s Directors Loan Committee.  Meetings of the Directors’ Loan Committee are open to attendance by any member of the Bank’s Board of Directors who wishes to attend.  The loan committee reports to and consults with the Board of Directors in interpreting and applying the Bank’s lending policy.  Single loans greater than $2,000,000, or loans to one borrower aggregating more than $4,000,000, up to $14,846,000 (the maximum amount of loans to one borrower as of December 31, 2016), must also have Board of Directors’ approval. The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate. The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

Currently, it is the Bank’s policy to originate both fixed-rate and adjustable-rate loans. The Bank is currently active in the secondary market and sells a portion of its fixed-rate, and occasionally adjustable-rate, loans.

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

Delinquencies, Allowance for Loan Losses and Classified Assets

Delinquencies

Management reviews delinquencies on all loans monthly.  The Company’s collection procedures include sending a past due notice to the borrower on the 17th day of nonpayment, making telephone contact with the borrower between 20 and 30 days after nonpayment, and sending a letter after the 30th day of nonpayment. A notice of intent to foreclose is generally sent between 60 and 90 days after delinquency.  When the borrower is contacted, the Company attempts to obtain full payment of the past due amount.  However, the Company generally will seek to reach agreement with the borrower on a payment plan to avoid foreclosure.

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

For such loans that are classified as impaired, an allowance is established when the current market value of the underlying collateral less its estimated disposal costs has not been finalized, but management determines that it is likely that the value is lower than the carrying value of that loan.  Once the net collateral value has been determined, a charge-off is taken for the difference between the net collateral value and the carrying value of the loan. For loans that are not solely collateral dependent, an allowance is established when the present value of the expected future cash flows of the impaired loan is lower than the carrying value of that loan.  The general component relates to loans that are classified as doubtful, substandard or special mention that are not considered impaired, as well as non-classified loans.  The general reserve is based on historical loss experience adjusted for qualitative factors.  These qualitative factors include:

•	Levels and trends in delinquencies and nonaccruals;
•	Inherent risk in the loan portfolio;
•	Trends in volume and terms of loans;
•	Effects of any change in lending policies and procedures;
•	Experience, ability and depth of management;
•	National and local economic trends and conditions; and
•	Effect of any changes in concentration of credit.

A loan is generally considered impaired if it meets either of the following two criteria:

•	Loans that are 90 days or more in arrears (nonaccrual loans); or
•	Loans where, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.

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

A loan is considered a troubled debt restructuring, sometimes referred to as a TDR, when the Bank, for economic or legal reasons relating to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Loan modifications made with terms consistent with current market conditions that the borrower could obtain in the open market are not considered a TDR.

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

The Bank discontinues the accrual of interest on loans 90 days or more past due, at which time all previously accrued but uncollected interest is deducted from income.  $506,000 in interest income would have been recorded for the year ended December 31, 2016 if the loans had been current in accordance with their original terms and had been outstanding throughout the year ended December 31, 2016 or since their origination (if held for only part of the fiscal year).  For the year ended December 31, 2016, $427,000 in interest income on such loans was actually included in net income.  The following table sets forth information as to non-accrual loans and other non-performing assets.

	At December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Residential mortgage	$3,580	$3,191	$6,052	$6,802	$14,436
Construction, land acquisition and development	-	244	115	814	8,564
Land	269	277	847	183	4,688
Lines of credit	150	483	388	304	1,877
Commercial real estate	2,938	2,681	652	1,155	5,793
Commercial non-real estate	1	-	1,775	-	111
Home Equity	2,914	2,098	3,016	1,777	2,000
Consumer	-	-	-	-	26
Total non-accrual loans	$9,852	$8,974	$12,845	$11,035	$37,495
Accruing loans greater than 90 days past due	$-	$-	$-	$-	$-
Foreclosed real-estate	$973	$1,744	$1,947	$8,972	$11,441
Total non-performing assets	$10,825	$10,718	$14,792	$20,007	$48,936
Nonaccrual troubled debt restructurings (included above)	$2,392	$1,329	$2,641	$2,091	$5,635
Accruing troubled debt restructurings	$18,066	$24,386	$27,724	$34,827	$56,448
Total non-accrual loans to net loans	1.6%	1.5%	2.0%	1.8%	5.8%
Allowance for loan losses to total non-performing loans, including loans contractually past due 90 days or more	91.0%	97.6%	73.5%	106.4%	46.6%
Total non-accrual and accruing loans greater than 90 days past due to total assets	1.3%	1.2%	1.7%	1.4%	4.4%
Total non-performing assets to total assets	1.4%	1.4%	1.9%	2.5%	5.7%

Included in non-accrual residential mortgage loans at December 31, 2016, were thirteen loans totaling $3,580,000 to consumers and no loans to builders.  Included in non-accrual land loans at December 31, 2016 were three loans totaling $269,000.

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

Total classified loans decreased $2,247,000 to $11,626,000 at December 31, 2016 from $13,873,000 at December 31, 2015 primarily due to an improving economy.  All of these loans were classified as substandard.   The allowance for loan losses as of December 31, 2016 was $8,969,000, which was 1.4% of gross loans receivable and 91.0% of total non-performing loans.

[see table on following page]

The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans (excluding loans held for sale) as of December 31,

	2016		2015		2014		2013		2012
	Allowance Amount	Percentage of Loans in each Category to Total Loans	Allowance Amount	Percentage of Loans in each Category to Total Loans	Allowance Amount	Percentage of Loans in each Category to Total Loans	Allowance Amount	Percentage of Loans in each Category to Total Loans	Allowance Amount	Percentage of Loans in each Category to Total Loans
	(dollars in thousands)
Residential mortgage	$3,833	41.44%	$4,188	45.95%	$4,664	45.38%	$6,291	39.79%	$8,418	39.22%
Construction, land acquisition and development	527	9.09%	446	12.45%	362	12.37%	414	11.61%	2,120	10.41%
Land	863	7.74%	510	4.61%	646	4.46%	1,346	5.29%	2,245	7.41%
Lines of credit	57	4.71%	57	3.24%	12	2.82%	36	3.32%	87	4.57%
Commercial real estate	2,535	31.12%	2,792	28.11%	2,504	29.11%	2,512	33.83%	3,295	32.33%
Commercial non-real estate	421	2.67%	234	1.50%	280	1.49%	135	1.32%	46	0.89%
Home equity	728	3.04%	528	3.94%	963	4.22%	1,003	4.66%	1,254	5.04%
Consumer	5	0.19%	3	0.20%	4	0.15%	2	0.18%	13	0.13%
Total	$8,969	100.00%	$8,758	100.00%	$9,435	100.00%	$11,739	100.00%	$17,478	100.00%

The following table contains information with respect to the Company’s allowance for loan losses for the years indicated:

	As of or For the Year Ended
	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Average loans outstanding, net*	$613,337	$618,309	$622,935	$648,959	$692,831
Total gross loans outstanding at end of period*	$639,257	$635,437	$689,124	$654,478	$697,997
Total net loans outstanding at end of period*	$611,616	$602,859	$641,047	$606,539	$662,825
Allowance balance at beginning of period*	$8,758	$9,435	$11,739	$17,478	$25,938

Provision (credit) for loan losses	(350)	(280)	831	16,520	765
Actual charge-offs
Residential real estate	151	454	844	7,919	4,299
Construction, land acquisition and development	13	-	63	2,439	1,395
Land	59	-	-	4,529	1,624
Lines of credit	-	-	1,324	521	182
Commercial real estate	178	80	92	8,343	416
Commercial non-real estate	17	154	1,410	687	20
Home Equity	50	834	261	809	1,407
Consumer	-	-	-	46	10
Total charge-offs	468	1,522	3,994	25,293	9,353
Recoveries
Residential real estate	324	629	306	1,034	18
Construction, land acquisition and development	97	-	-	66	-
Land	60	49	349	1,773	-
Lines of credit	10	235	15	60	-
Commercial real estate	23	-	25	54	-
Commercial non-real estate	44	49	159	8	110
Home Equity	421	163	-	15	-
Consumer	50	-	5	24	-
Total recoveries	1,029	1,125	859	3,034	128
Net charge offs (recoveries)	(561)	397	3,135	22,259	9,225

Allowance balance at end of year	$8,969	$8,758	$9,435	$11,739	$17,478
Net charge-offs (recoveries) as a percent of average loans*	(0.09%)	0.06%	0.50%	3.43%	1.33%
Allowance for loan losses to total gross loans at end of year*	1.40%	1.38%	1.37%	1.79%	2.50%
Allowance for loan losses to net loans at end of year*	1.47%	1.45%	1.47%	1.94%	2.64%

*Includes held for sale loans.

Investment Activities

The Bank may invest in various types of liquid assets, including United States Treasury obliga-tions and securities of various federal agencies, including mortgage-backed securities, certificates of deposit at insured banks, bankers' acceptances and federal funds.  As a member of the FHLB System, the Bank must maintain minimum levels of liquid assets specified by the OCC, which vary from time to time.  Subject to various regulatory restrictions, banks may also invest a portion of their assets in certain commercial paper, corporate debt securities and mutual funds whose assets conform to the investments that a bank is authorized to make directly.

The amortized cost of the Bank’s investment securities which are all held to maturity as of the dates indicated, are presented in the following table (excluding FHLB Stock) :

	At December 31,
	2016	2015	2014
	(dollars in thousands)
US Treasury securities	$12,998	$21,057	$27,140
US Agency securities	20,027	20,011	17,044
US Government sponsored mortgage-backed securities	29,732	35,065	15,432

Total Investment Securities Held to Maturity	$62,757	$76,133	$59,616

Investment Scheduled Maturity Table

As of December 31, 2016

	One Year or Less		More than One to Five Years		More than Five to Ten Years		More than Ten Years		Total Investment Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(dollars in thousands)

US Treasury securities	$7,999	1.45%	$4,999	2.41%	$-	-	$-	-	$12,998	1.82%	$13,165
US Agency securities	1,004	1.03%	17,062	1.40%	1,961	3.15%	-	-	20,027	1.55%	20,106
US Government sponsored mortgage-backed securities*	-	-	29,460	1.96%	272	5.20%	-	-	29,732	1.99%	29,556
Total securities	$9,003	1.40%	$51,521	1.82%	$2,233	3.39%	-	-	$62,757	1.80%	$62,827

* The amortized cost of mortgage-backed securities as of December 31, 2016, by contractual maturity, is shown above.  Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

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

The Bank’s policies are designed primarily to attract deposits from local residents rather than to solicit deposits from areas outside the Bank’s primary markets. As of December 31, 2016, the Bank had $6,364,000 in brokered deposits. Interest rates paid maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis.  Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Deposits in the Bank as of December 31, 2016, 2015 and 2014 consisted of the accounts described below:

	2016	2015	2014
	(dollars in thousands)

NOW accounts	$63,137	$56,096	$54,827
Money market accounts	66,356	47,690	39,579
Passbooks	110,492	111,992	126,062
Certificates of deposit	273,816	277,778	298,489
Non-interest bearing accounts	58,145	30,215	24,857

Total deposits	$571,946	$523,771	$543,814

The following table contains information pertaining to the certificates of deposit held by the Bank with a minimum denomination of $100,000 as of December 31, 2016.

Time Remaining Until Maturity	Jumbo Certificates of Deposit (dollars in thousands)
Less than three months	$23,472
3 months to 6 months	29,508
Greater than 6 months to 12 months	36,790
Greater than 12 months	55,818
Total	$145,588

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

Borrowings

FHLB of Atlanta

The Bank’s credit availability under the FHLB of Atlanta’s credit availability program was $232,193,000 at December 31, 2016.  The Bank’s credit availability is based on the level of collateral pledged up to 30% of total assets. The Bank, from time to time, utilizes the line of credit when interest rates under the line are more favorable than obtaining deposits from the public.

Subordinated Debentures

As of December 31, 2016, the Company had outstanding approximately $20,619,000 in principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR (0.88% at December 31, 2016) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by the Company on January 7, 2010.

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

Under the terms of the 2035 Debenture, the Company is permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing.  As of December 31, 2015, the Company had deferred the payment of fifteen quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,863,000.  During the second quarter of 2016, the Company paid all of the deferred interest and as of December 31, 2016, the Company is current on all interest due on the 2035 Debenture.

Subordinated Notes and Series A Preferred Stock

On November 15, 2008, the Company completed a private placement offering consisting of a total of 70 units, at an offering price of $100,000 per unit, for gross proceeds of $7,000,000. Each unit consists of 6,250 shares of the Company's Series A 8.0% Non-Cumulative Convertible Preferred Stock and the Company's Subordinated Notes (“Subordinated Notes”) in the original principal amount of $50,000. The Subordinated Notes earned interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes were redeemable in whole or in part at the option of the Company at any time beginning on December 31, 2009 until maturity, which was December 31, 2018.  Dividends will not be paid on the Company’s common stock in any quarter until the dividend on the Series A Preferred Stock has been paid for such quarter; however, there is no requirement that the Company’s board of directors declare any dividends on the Series A Preferred Stock and any unpaid dividends are not cumulative.

Dividends on the Series A preferred stock have been declared and paid on June 30, 2016, September 30, 2016 and December 30, 2016 in the amount of $70,000 each quarter. Prior to that, the Company had not paid a dividend on the Series A Preferred Stock since the first quarter of 2012.

On September 30, 2016 the aggregate principal amount of Subordinated Notes outstanding of $3,500,000 was paid in full.  The Subordinated Notes were redeemable in whole or in part at the option of the Company at any time beginning on December 31, 2009 until maturity, which was December 31, 2018.  Debt issuance costs totaled $245,000 and were taken back into income upon the redemption.

Notes Payable

On September 30, 2016, the Company entered into a loan agreement with a commercial bank whereby the Company borrowed $3,500,000 for a term of 8 years. The unsecured note bears interest at a fixed rate of 4.25% for the first 36 months then, at the option of the Company, converts to either (1) floating rate of the Wall Street Journal Prime plus 0.50% or (2) fixed rate at two hundred seventy five (275) basis points over the five year amortizing Federal Home Loan Bank rate for the remaining five years. Repayment terms are monthly interest only payments for the first 36 months, then quarterly principal payments of $175,000 plus interest. The loan is subject to a prepayment penalty of 1% of the principal amount prepaid during the first 36 months. If the Company elects the 5 year fixed rate of 275 basis points over the Federal Home Loan Bank rate (“FHLB Rate Period”), the loan will be subject to a prepayment penalty of 2% during the first and second years of the FHLB Rate Period and 1% of the principal repaid during the third, fourth and fifth years of the FHLB Rate Period. The Company may make additional principal payments from internally generated funds of up to $875,000 per year during any fixed rate period without penalty. There is no prepayment penalty during any floating rate period.

A summary of all borrowings is presented below:

	At or For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)

Balance at end of year	$124,119	$139,119	$139,119
Average balance during year	$137,036	$139,119	$139,119
Maximum outstanding at any month end	$149,119	$139,119	$139,119
Weighted average interest rate at end of year	3.30%	3.55%	3.38%
Average interest rate during year	3.35%	3.55%	3.38%

Employees

As of December 31, 2016, the Company and its subsidiaries had approximately 142 full-time equivalent employees. The Company’s employees are not represented by any collective bargaining group.

Hyatt Commercial

Hyatt Commercial is a subsidiary of the Bank and is a real estate brokerage company specializing in commercial real estate sales, leasing and property management.

SBI Mortgage Company

SBI Mortgage Company (“SBI”) is a subsidiary of the Company that has engaged in the origination of mortgages not suitable for the Bank.  It owns subsidiary companies that purchase real estate for investment purposes.  As of December 31, 2016, SBI had $1,407,000 in outstanding mortgage loans and it had $514,000 invested in subsidiaries, which funds were held in cash, pending potential acquisition of investment real estate.

Crownsville Development Corporation

Crownsville Development Corporation, which is doing business as Annapolis Equity Group, is a subsidiary of SBI and is engaged in the business of acquiring real estate for investment and syndication purposes.

HS West, LLC

HS West, LLC (“HS”) is a subsidiary of the Bank which constructed a building in Annapolis, Maryland that serves as the Company’s and the Bank’s administrative headquarters. A branch office of the Bank is also located in the building.  In addition, HS leases space to four unrelated companies and to a law firm of which the President of the Company and the Bank is a partner.

Severn Financial Services Corporation

Severn Financial Services Corporation is a subsidiary of the Bank that is part of a joint venture with a local insurance agency to provide various insurance products to customers of  the Company.

Federal Banking Regulation

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

General.  Banks and their holding companies are extensively regulated under both federal and state law.  This regulation is intended primarily to protect depositors and the Deposit Insurance Fund (“DIF”), and not the stockholders of the Company.  The summary below describes briefly the regulation that is applicable to the Company and the Bank, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Federal Banking Regulation the Company

General. Severn Bancorp is a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, Severn Bancorp is registered with the FRB and is subject to regulations, examinations, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the FRB has enforcement authority over Severn Bancorp and any non-savings bank subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. As a unitary savings and loan holding company, Severn Bancorp generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender (“QTL”) test (see “Qualified Thrift Lender Test” below).  If the Bank failed to meet the QTL test, then Severn Bancorp would become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the Bank qualified as a QTL within one year thereafter, Severn Bancorp would be required to register as, and would become subject to the restrictions applicable to, a bank holding company. Additionally, if Severn Bancorp acquired control of another savings association, other than in a supervisory acquisition where the acquired association also met the QTL test, Severn Bancorp would thereupon become a multiple savings and loan holding company and thereafter be subject to further restrictions on its activities.   The Company presently intends to continue to operate as a unitary savings and loan holding company.

Regulatory Capital Requirements. Under capital regulations adopted pursuant to the Dodd-Frank Act, savings and loan holding companies became subject to the additional regulatory capital requirements.  However, in May 2015, amendments to the FRB’s small bank holding company policy statement (the “SBHC Policy”) became effective. The amendments made the SBHC Policy applicable to savings and loan holding companies, such as Severn Bancorp, and increased the asset threshold to qualify to be subject to the provisions of the SBHC Policy from $500 million to $1.0 billion. Savings and loan holding companies that have total assets of $1.0 billion or less are subject to the SBHC Policy and are not required to comply with the regulatory capital requirements described below provided that such holding company (i) is not engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) does not conduct significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; and (iii) does not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the Securities and Exchange Commission. The FRB may in its discretion exclude any savings and loan holding company, regardless of asset size, from the SBHB Policy if such action is warranted for supervisory purposes.   The exemption continues until the Company’s total assets exceed $1.0 billion, does not meet the other requirements discussed above or the FRB deems it to be warranted for supervisory purposes.

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

Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies, such as  the Company, are prohibited from (i) acquiring, without approval of the FRB, control of a savings association or a savings and loan holding company or all or substantially all of the assets of any such association or holding company (ii) acquiring, without prior approval of the FRB, more than 5% of the voting shares of a savings association or a holding company which is not a subsidiary thereof or (iii) acquiring control of an uninsured institution, or retaining, for more than one year after the date of any savings association becomes uninsured, control of such association.  In evaluating proposed acquisitions of savings institutions by holding companies, the FRB considers the financial and managerial resources and future prospects of the holding company and the target institution, the effect of the acquisition on the risk to the DIF, the convenience and the needs of the community and competitive factors.

No director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company, without written approval of the FRB. Certain individuals, including Alan J. Hyatt, Louis Hyatt, and Melvin Hyatt, and their respective spouses (“Applicants”), filed an Application for Notice of Change In Control (“Notice”) in April 2001 pursuant to 12 CFR Section 574.3(b).  The Notice permitted the Applicants to acquire up to 32.32% of the Company’s issued and outstanding shares of stock of the Company by April 16, 2002.  Its then regulator, the Office of Thrift Supervision, approved requests by the Applicants to extend the time to consummate such acquisition of shares to December 16, 2011. The Applicants currently own approximately 29.86% of the total outstanding shares of the Company as of December 31, 2016.

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

Federal Securities Law. The Company’s securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.  As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Securities Exchange Act of 1934.

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

The GLBA resulted in increased competition for the Company and the Bank from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than  the Company and the Bank.

Maryland Corporation Law. The Company is incorporated under the laws of the State of Maryland, and is therefore subject to regulation by the state of Maryland.  The rights of the Company’s stockholders are governed by the Maryland General Corporation Law.

Regulation of the Bank

General. As a federally chartered, DIF-insured savings association, the Bank is subject to extensive regulation, primarily by the OCC and secondarily the FDIC.  Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements.  The Bank is also subject to certain reserve requirements promulgated by the FRB.  The OCC regularly examines the Bank and prepares reports for the consideration of the Bank’s Board of Directors on the operations of the Bank.  The relationship between the Bank and depositors and borrowers is also regulated by federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents utilized by the Bank.

The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions.

Regulatory Capital Requirements. Federal regulations require all FDIC-insured depository institutions to meet several minimum capital standards: a common equity tier 1 capital to total risk-based assets ratio of 4.5%; a tier 1 capital to total risk-based assets ratio of 6.0%, a total capital to total risk-based assets ratio of 8%, a tier 1 capital to total assets leverage ratio of 4%, and a tangible capital, measured as core capital (tier 1 capital), to average total assets ratio of 1.5%.

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

In addition to higher capital requirements, the amended regulations provide that depository institutions and their holding companies are required to maintain a common equity tier 1 Capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases or for the payment of discretionary bonuses to senior executive management.  The capital conservation buffer requirement will be phased in over four years beginning on January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. For 2017, the capital conservation buffer will be 1.25% of risk-weighted assets. The capital conservation buffer requirement effectively raises the minimum required risk-based capital ratios to 7% common equity tier 1 capital, 8.5% tier 1 capital and 10.5% total capital on a fully phased-in basis.

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

As shown below, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2016 and 2015.

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%	Amount	%
			(dollars in thousands)
December 31, 2016
Tangible (1)	$98,970	12.9%	$11,488	1.5%	N/A	N/A	N/A	N/A
Tier 1 capital (2)	98,970	16.5%	35,977	6.0%	$39,725	6.6%	$47,969	8.0%
Common Equity Tier 1(2) )	98,970	16.5%	26,983	4.5%	30,730	5.1%	38,975	6.5%
Leverage (1)	98,970	12.9%	30,634	4.0%	35,420	4.6%	38,292	5.0%
Total (2)	106,517	17.8%	47,969	8.0%	51,717	8.6%	59,962	10.0%

December 31, 2015
Tangible (1)	$112,959	14.8%	$11,423	1.5%	N/A	N/A	N/A	N/A
Tier 1 capital (2)	112,959	19.6%	34,626	6.0%	N/A	N/A	$46,168	8.0%
Common Equity Tier 1(2) )	112,959	19.6%	25,970	4.5%	N/A	N/A	37,512	6.5%
Leverage (1)	112,959	14.8%	30,461	4.0%	N/A	N/A	38,076	5.0%
Total (2)	120,193	20.8%	46,168	8.0%	N/A	N/A	57,710	10.0%

(1)	To adjusted total assets.
(2)	To risk-weighted assets.

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has the authority to bring enforcement action against the institution and all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement actions by the OCC may range from issuance of a capital directive or a cease and desist order, to removal of officers or directors of the institution and the appointment of a receiver or conservator.  The FDIC also has the authority to terminate deposit insurance or recommend to the director of the OCC that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the director of the OCC, the FDIC has authority to take action under specific circumstances.

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

As of December 31, 2016, the Bank met the capital requirements of a “well capitalized” institution under applicable OCC regulations.

Premiums for Deposit Insurance. The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC and are backed by the full faith and credit of the United States government. The FDIC regulations assess insurance premiums based on an institution’s risk.  Under this assessment system, the FDIC evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating. The assessments are based on an institution’s total assets less tangible capital.  The base assessment rates range from 2.5 to 9 basis points for the least risky institutions to 30 to 45 basis points for the riskiest.  The rate schedules will automatically adjust in the future as the DIF reaches certain milestones.

Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories.  Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years.  In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.5%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations to 1.5 basis points to 30 basis points.

The maximum deposit insurance amount is $250,000 per depositor.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.  The termination of deposit insurance for the Bank could have a material adverse effect on the Company’s earnings.

All FDIC-insured depository institutions pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board.  The bonds, commonly referred to as Financing Corporation (“FICO”) bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment is based on total assets less tangible capital. The payment made in the fourth quarter of 2016 was based on a FICO assessment rate of 0.58 of a basis point and the first quarter of 2017 FICO assessment rate payment was 0.56 of a basis point.  FICO assessments will continue until the bonds mature in 2017 through 2019.

The FDIC has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operation of the Bank.

Privacy. The Bank is subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records.  Additionally, the Gramm-Leach-Bliley Act (“GLBA”) places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties.  Pursuant to the GLBA and rules adopted thereunder, financial institutions must provide:

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

At December 31, 2016, the Bank’s loans-to-one-borrower limit was $14,846,000 based upon the 15% of unimpaired capital and surplus measurement.

Qualified Thrift Lender Test. Savings associations must meet a QTL test, which may be met either by maintaining, on average, at least 65% of its portfolio assets in qualified thrift investments in at least nine of the most recent twelve month period, or meeting the definition of a “domestic building and loan association” as defined in the Code.  “Portfolio Assets” generally means total assets of a savings institution, less the sum of (i) specified liquid assets up to 20% of total assets, (ii) goodwill and other intangible assets, and (iii) the value of property used in the conduct of the savings association’s business.  Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage‑related securities.  Associations that fail to meet the QTL test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2016, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

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

Further, any savings association subsidiary of a savings and loan holding company, such as the Bank, also must file a notice with the FRB of any proposed dividend or distribution.

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

In addition, as noted above, beginning in 2016, if the Bank does not have the required capital conservation buffer under the amended capital rules, its ability to pay dividends to the Company will be limited.

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

Community Reinvestment Act and the Fair Lending Laws. Federal savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OCC, other federal regulatory agencies as well as the Department of Justice taking enforcement actions.  Based on an examination conducted June 30, 2015, the Bank received a satisfactory rating.

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

Under the capital plan of the FHLB-Atlanta as of December 31, 2016, the Bank was required to own at least $4,933,000 of the capital stock of the FHLB-Atlanta.  As of such date, the Bank owned $4,933,000 of the capital stock of the FHLB-Atlanta and was in compliance with the capital plan requirements.

Federal Reserve System. The FRB requires all depository institutions to maintain non‑interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non‑personal time deposits.  For transaction accounts in 2017, the first $15.5 million, up from $15.2 million in 2016, will be exempt from reserve requirements.  A 3 percent reserve ratio will be assessed on transaction accounts over $15.5 million up to and including $115.1 million, up from $110.2 million in 2016.  A 10 percent reserve ratio will be assessed on transaction accounts in excess of $115.1 million.  At December 31, 2016, the Bank was in compliance with the reserve requirements.

Activities of Subsidiaries. A federal savings bank seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through an existing subsidiary must provide 30 days prior notice to the OCC and conduct any activities of the subsidiary in compliance with regulations and orders of the OCC. The OCC has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OCC determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

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

Item 1A.  Risk Factors

Unless the context indicates otherwise, all references to “we,” “us,” “our” in this subsection “Risk Factors” refer to the Company and its subsidiaries.  You should carefully consider the risks and uncertainties described below as well as elsewhere in this Annual Report on Form 10-K. If any of the risks or uncertainties actually occurs, our business, financial condition or results of future operations could be materially adversely affected. The risks and uncertainties described in this Form 10-K are not the only ones we face.  Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us.  This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K.

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

In December 2015, the FRB raised the target range for the federal funds rate for the first time since 2006 and indicated that further interest rate hikes may be undertaken.  A second rate increase occurred in December 2016 and the Federal Reserve indicated that three more hikes may occur in 2017. Sharply rising interest rates could disrupt domestic and world markets and could adversely affect the value of our investment portfolio or our liquidity and results of operations.

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

Although the real estate market has recovered from the financial crisis of 2008-2009, a subsequent downturn in the real estate market could adversely affect our business because most of our loans are secured by real estate.  Substantially all of our real estate collateral is located in the states of Maryland, Virginia and Delaware.  Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature.

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

As of December 31, 2016, approximately 96% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate.  If real estate prices decline, the value of real estate collateral securing our loans will be reduced.   Our ability to recover defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to incur financial losses on defaulted loans.

In addition, approximately 47% of the book value of our loans consisted of construction, land acquisition and development loans, commercial real estate loans and land loans, which present additional risks described in “Item 1. Business - Construction Loans” of this Form 10-K.

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

At December 31, 2016 and December 31, 2015, our non-accrual loans (those loans 90 or more days in arrears) equaled $9,852,000 and $8,974,000, respectively. There were twenty-three residential loans (including construction, land acquisition and development, land loans and home equity lines of credit) in non-accrual status totaling $6,763,000 and eight commercial loans in non-accrual status totaling $2,939,000 at December 31, 2016, compared to thirty-eight residential loans in non-accrual status totaling $5,810,000, and seven commercial loans in non-accrual status totaling $2,681,000 at December 31, 2015.  For the years ended December 31, 2016 and December 31, 2015, there were $(561,000) and $397,000 of net loan (recoveries) charge-offs, respectively.  At December 31, 2016, the total allowance for loan losses was $8,969,000, which was 1.47% of total net loans, compared with $8,758,000, which was 1.45% of total net loans, as of December 31, 2015.

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

Our operations are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities.  In particular, the monetary policies of the FRB have had a significant effect on the operating results of banks in the past, and are expected to continue to do so in the future.  Among the instruments of monetary policy used by the FRB to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits.  In December 2015, the FRB raised the target range for the federal funds rate for the first time since 2006. A second rate increase occurred in December 2016 and the Federal Reserve indicated that three more hikes may occur in 2017.  It is not possible to predict what changes, if any, will be made to the monetary policies of the FRB or to existing federal and state legislation or the effect that such changes may have on our future business and earnings prospects.

The Dodd-Frank Act has significantly changed the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies have been given significant discretion in drafting the implementing rules and regulations, many of which are not in final form.  Consequently, the full impact of the Dodd-Frank Act may not be known for years.

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

The Company has become subject to more stringent capital requirements, which may adversely impact its return on equity, require it to raise additional capital, or constrain it from paying dividends or repurchasing shares.

Effective January 1, 2015, the OCC implemented a new rule that substantially amended the regulatory risk-based capital rules applicable to the Bank. The new rule implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The rule includes new minimum risk-based capital and leverage ratios, and revised the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from  prior rules); and (iv) a Tier 1 leverage ratio of 4%. The new rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and results in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 and in 2017 is 1.25% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for the Bank could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

The Bank’s reliance on brokered deposits could adversely affect its liquidity and operating results.

Among other sources of funds, we rely on brokered deposits to provide funds with which to make loans and provide for other liquidity needs. On December 31, 2016, brokered deposits totaled $6.4 million, or approximately 1.1% of total deposits. The Bank’s utilizes a variety of sources for brokered certificates of deposit.

Generally brokered deposits may not be as stable as other types of deposits. In the future, those depositors may not replace their brokered deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or other sources of funds. Not being able to maintain or replace those deposits as they mature would adversely affect our liquidity. Paying higher deposit rates to maintain or replace brokered deposits would adversely affect our net interest margin and operating results.

Income from secondary mortgage market operations is volatile, and we may incur losses with respect to our secondary mortgage market operations that could negatively affect our earnings.

A key component of our strategy is to sell in the secondary market the longer term, conforming fixed-rate residential mortgage loans that we originate, earning non-interest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans tend to fall and may reduce the number of loans we can originate for sale. Weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell, and intend to continue selling, most loans in the secondary market with limited or no recourse, we are required, and will continue to be required, to give customary representations and warranties to the buyers relating to compliance with applicable law. If we breach those representations and warranties, the buyers will be able to require us to repurchase the loans and we may incur a loss on the repurchase.

We may be adversely affected by changes in economic and political conditions and by governmental monetary and fiscal policies.

The banking industry is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by governmental monetary and fiscal policies.  Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond our control may adversely affect our potential profitability.  Any future rises in interest rates, while increasing the income yield on our earning assets, may adversely affect loan demand and the cost of funds and, consequently, our profitability.  Any future decreases in interest rates may adversely affect our profitability because such decreases may reduce the amounts that we may earn on our assets.  Economic downturns have resulted and may continue to result in the delinquency of outstanding loans.  We do not expect any one particular factor to materially affect our results of operations.  However, downtrends in several areas, including real estate, construction and consumer spending, have had and may continue to have a material adverse impact on our ability to remain profitable.  Further, there can be no assurance that the asset values of the loans included in our loan portfolio, the value of properties and other collateral securing such loans, or the value of foreclosed real estate will remain at current levels.

Our stock price may be volatile due to limited trading volume.

Our common stock is traded on the NASDAQ Capital Market. However, the average daily trading volume in the Company’s common stock has been relatively small, averaging less than 6,000 shares per day during 2016.  As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

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

Bank regulations govern and limit the payment of dividends and capital distributions to stockholders and purchases or redemption by the Company of its stock.  In addition, the Company suspended its common stock dividend in the fourth quarter of 2009 to preserve its capital.  Although we expect to be able to resume our policy of quarterly dividend payments sometime in the future, this dividend policy will be reviewed in light of future earnings, bank regulations and other considerations.  No assurance can be given, therefore, that cash dividends on our common stock will be paid in the future.

Our Series A preferred stock and 2035 Debentures contain restrictions on our ability to declare and pay dividends on, or repurchase our common stock.

Our ability to declare dividends on our common stock are limited by the terms of our 8.0% Non-Cumulative Convertible Preferred Stock, referred to as Series A preferred stock. We may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to our common stock in any quarter until the dividend on the Series A preferred stock has been declared and paid for such quarter, subject to certain minor exceptions.  Dividends on the Series A preferred stock have been declared and paid on June 20, 2016, September 30, 2016 and December 30, 2016 in the amount of $70,000 each quarter. Prior to that, the Company had not paid a dividend on the Series A Preferred Stock since the first quarter of 2012.

Further, under the terms of our Junior Subordinated Debt Securities due 2035, referred to as the 2035 Debentures, if (i) there has occurred and is continuing an event of default, (ii) we are in default with respect to payment of any obligations under the related guarantee or (iii) we have given notice of our election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then we may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of our capital stock, including our common stock.  As permitted under the terms of the 2035 Debenture, as of December 31, 2015, the Company had deferred the payment of fifteen quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,863,000.  During the second quarter of 2016, the Company paid all of the deferred interest and as of December 31, 2016, the Company was current on all interest due on the 2035 Debenture.

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

In two private placements conducted in November 2008, we issued Series A preferred stock convertible into 437,500 shares of our common stock, subject to adjustment. A warrant to purchase 556,976 shares of our common stock, subject to adjustment, was issued in relation to the placement of the Series B Preferred Stock.  The conversion of some or all of the Series A preferred stock or the exercise of the warrant will dilute the ownership interest of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. In addition, the existence of the Series A preferred stock or warrant may encourage short selling by market participants because the conversion of the Series A preferred stock or exercise of the warrant could depress the price of our common stock.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

HS constructed a building in Annapolis, Maryland that serves as the Company’s and the Bank’s administrative headquarters. A branch office of the Bank is also included in the building.   The Company and the Bank lease their executive and administrative offices from HS.  In addition, HS leases space to four unrelated companies and to a law firm in which the President of the Company and the Bank is a partner.

The Company has five retail branch locations in Anne Arundel County, Maryland, of which it owns three and leases two from third parties.  The current terms of the leases expire in July 2020 and February 2026.  There is no option to renew the lease for any additional terms on the first lease and an option to renew every three to five years on the second lease for twenty-five years.  In addition, the Bank leases office space in Annapolis, Maryland from a third party.  The lease expires January 2017, and the option to renew the lease for one additional five year term was exercised.

Item 3.  Legal Proceedings

At December 31, 2016, there are no material pending legal proceedings to which the Company, the Bank or any subsidiary is a party or to which any of their property is subject.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is traded on the Nasdaq Stock Market, LLC under the symbol “SVBI”.  As of March 8, 2017, there were 156 stockholders of record of the Company’s common stock.

Computershare, 211 Quality Circle, Suite 210, College Station, Texas 77845-4470, serves as the Transfer Agent and Registrar for the Company.

The following table sets forth the high and low sales prices per share of the Company’s common stock for the years indicated, as reported on the Nasdaq Stock Market, LLC:

Quarterly Stock Information

2016				2015
	Stock Price Range		Per Share		Stock Price Range		Per Share
Quarter	Low	High	Dividend	Quarter	Low	High	Dividend
1st	$4.99	$5.78	$-	1st	$4.25	$4.95	$-
2nd	5.05	6.15	-	2nd	4.61	5.12	-
3rd	5.93	6.85	-	3rd	4.66	5.09	-
4th	6.25	8.07	-	4th	4.66	5.88	-

Dividend Policy

Federal banking regulations limit the amount of dividends that banking institutions may pay and may require prior approval or non-objection from federal banking regulators before any dividends, capital distributions or share redemptions can be made.

The Company’s main source of income is dividends from the Bank.  As a result,  any dividends ever paid by the Company to its common shareholders depends primarily upon regulatory approval and receipt of dividends from the Bank.

The Company suspended its common stock dividend in the fourth quarter of 2009 to preserve its capital.

The Company’s ability to declare a dividend on its common stock is also limited by the terms of the Company’s Series A preferred stock.  The Company may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to its common stock in any quarter until the dividend on the Series A preferred stock has been declared and paid for such quarter, subject to certain minor exceptions.  Dividends on the Series A preferred stock have been declared and paid on June 20, 2016, September 30, 2016 and December 30, 2016 in the amount of $70,000 each quarter. Prior to that, the Company had not paid a dividend on the Series A Preferred Stock since the first quarter of 2012. As of December 31, 2016, the Company declared and paid dividends on its Series A preferred stock for the final 3 quarters of 2016.

Previously, the Series B Preferred Stock had limitations on the payments of dividends on common stock.  On May 11, 2016, the Company redeemed 10,000 shares of the Series B Preferred Stock for $10,000,000. On September 8, 2016, the Company redeemed the remaining 13,393 shares of stock for $13,393,000, thereby removing the common dividend restriction related to the Series B Preferred Stock.

Additionally, under the terms of  the Company's 2035 Debentures, if (i) there has occurred and is continuing an event of default, (ii)  the Company is in default with respect to payment of any obligations under the related guarantee or (iii)  the Company has given notice of its election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then  the Company may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of its capital stock, including common stock.  As permitted under the terms of the 2035 Debenture, as of December 31, 2015, the Company had deferred the payment of fifteen quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,863,000.  During the second quarter of 2016, the Company paid all of the deferred interest and as of December 31, 2016, the Company is current on all interest due on the 2035 Debenture.

The Company did not repurchase any shares of common stock during the fourth quarter of 2016.

Item 6.  Selected Financial Data

The following summary financial information is derived from the audited consolidated financial statements of the Company, except as noted below.  The information is a summary and should be read in conjunction with the Company’s audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary Financial and Other Data

	At December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share information)
Balance Sheet Data
Total assets	$787,485	$762,079	$776,328	$799,603	$852,118
Total loans, net	601,309	589,656	633,882	602,813	651,709
Investment securities held to maturity	62,757	76,133	59,616	44,661	34,066
Non-performing loans	9,852	8,974	12,845	11,035	37,495
Total non-performing assets	10,825	10,718	14,792	20,007	48,936
Deposits	571,946	523,771	543,814	571,249	599,394
Long-term debt	103,500	115,000	115,000	115,000	115,000
Total liabilities	699,555	675,623	692,518	716,834	743,122
Stockholders’ equity	87,930	86,456	83,810	82,769	108,996
Book value per common share	$6.98	$5.93	$5.68	$5.57	$8.18
Common shares outstanding	12,123,179	10,088,879	10,067,379	10,066,679	10,066,679

Other Data:
Number of:
Full service retail banking facilities	5	4	4	4	4
Full-time equivalent employees	142	152	150	160	142

Summary of Operations

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share information)
Interest income	$30,750	$31,153	$31,816	$33,792	$39,057
Interest expense	8,561	8,992	8,634	9,184	12,502
Net interest income	22,189	22,161	23,182	24,608	26,555
Provision (credit) for loan losses	(350)	(280)	831	16,520	765
Net interest income after provision for loan losses	22,539	22,441	22,351	8,088	25,790
Non-interest income	6,361	6,110	4,325	5,529	4,123
Non-interest expense	23,374	23,926	23,736	30,072	23,527
Income (loss) before income tax (benefit) provision	5,526	4,625	2,940	(16,455)	6,386
(Benefit) provision for income taxes	(10,014)	90	31	8,710	2,658
Net income (loss)	$15,540	$4,535	$2,909	$(25,165)	$3,728

Per Common Share Data:
Basic earnings (loss) per common share	$1.20	$0.21	$0.06	$(2.64)	$0.22
Diluted earnings (loss) per common share	$1.19	$0.21	$0.06	$(2.64)	$0.22
Weighted number of common shares outstanding basic	11,522,333	10,083,942	10,067,379	10,066,679	10,066,679
Weighted number of common shares outstanding diluted	11,547,892	10,112,653	10,096,387	10,066,679	10,066,679

Key Operating Ratios

	At or For the Year Ended December 31,
	2016	2015	2014	2013	2012

Performance Ratios:
Return on average assets	1.99%	0.59%	0.37%	(3.00%)	0.42%
Return on average equity	17.08%	5.45%	3.55%	(24.45%)	3.50%
Net interest margin	3.19%	3.18%	3.26%	3.28%	3.33%
Interest rate spread	3.17%	3.14%	3.24%	3.24%	3.27%
Non-interest expense to average assets	3.01%	3.09%	3.07%	3.64%	2.69%
Efficiency ratio*	81.19%	83.82%	86.25%	79.73%	66.00%

Asset Quality Ratios:
Average equity to average assets	11.70%	10.75%	10.42%	12.28%	12.11%
Nonperforming assets to total assets at end of year	1.37%	1.41%	1.91%	2.50%	5.74%
Nonperforming loans to total gross loans at end of year**	1.54%	1.41%	1.86%	1.69%	5.37%
Allowance for loan losses to net loans at end of year**	1.47%	1.45%	1.47%	1.95%	2.68%
Allowance for loan losses to nonperforming loans at end of year**	91.03%	97.59%	73.45%	106.38%	46.61%

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
	Year Ended December 31,
	2016			2015			2014
	Average Volume	Interest	Rate	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(dollars in thousands)
ASSETS
Loans (1)	$613,337	$29,262		$618,309	$29,734	4.81%	$622,935	$30,574	4.91%
Investments (2)	38,822	634	1.63%	43,254	709	1.64%	44,468	746	1.68%
Mortgage-backed securities	32,484	515	1.59%	25,227	395	1.57%	9,518	205	2.15%
Other interest-earning assets (3)	9,989	339	3.40%	10,806	315	2.92%	33,560	291	0.87%
Total interest-earning assets	694,632	30,750	4.43%	697,596	31,153	4.47%	710,481	31,816	4.48%
Non-interest earning assets	82,213			75,505			75,125
Total Assets	$776,845			$773,101			$785,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and checking deposits	$259,212	655	0.25%	$244,810	635	0.26%	$261,513	417	0.16%
Certificates of deposits	281,538	3,378	1.20%	293,174	3,415	1.16%	293,682	3,511	1.20%
Borrowings	137,036	4,528	3.30%	139,124	4,942	3.55%	139,122	4,706	3.38%
Total interest-bearing liabilities	677,786	8,561	1.26%	677,108	8,992	1.33%	694,317	8,634	1.24%
Non-interest bearing liabilities	8,165			12,857			9,457
Stockholders' equity	90,894			83,136			81,832
Total liabilities and stockholders' equity	$776,845			$773,101			$785,606
Net interest income and Interest rate spread		$22,189	3.17%		$22,161	3.14%		$23,182	3.24%
Net interest margin			3.19%			3.18%			3.26%
Average interest-earning assets to average interest-bearing liabilities			102.49%			103.03%			102.33%

(1) Held for sale and non-accrual loans are included in the average balances and in the computation of yields.
(2) The Company does not have any tax-exempt investment securities.
(3) Other interest earning assets include interest earning deposits in other banks, federal funds, and FHLB stock investments.

Rate Volume Table

	Year ended December 31, 2016 vs. Year ended December 31, 2015			Year ended December 31, 2015 vs. Year ended December 31, 2014
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(dollars in thousands)
Interest-earning assets
Loans	$(472)	$(237)	$(235)	$(840)	$(223)	$(617)
Investments	(75)	(72)	(3)	(37)	(20)	(17)
Mortgage-backed securities	120	115	5	190	246	(56)
Other interest-earning assets	24	(28)	52	24	(663)	687
Total interest income	(403)	(222)	(181)	(663)	(660)	(3)

Interest-bearing liabilities
Savings and checking deposits	20	36	(16)	218	(43)	261
Certificates of deposits	(37)	(140)	103	(96)	(6)	(90)
Borrowings	(414)	(125)	(289)	236	-	236
Total interest expense	(431)	(229)	(202)	358	(49)	407

Net change in net interest income	$28	$7	$21	$(1,021)	$(611)	$(410)

(1)	Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company provides a wide range of personal and commercial banking services. Personal services include mortgage lending and various other lending services as well as deposit products such as personal internet banking and online bill pay, checking accounts, individual retirement accounts, money market accounts, and savings and time deposit accounts. Commercial services include commercial secured and unsecured lending services as well as business internet banking, corporate cash management services and deposit services.  The Company also provides ATMs, credit cards, debit cards, mortgage lending, safe deposit boxes, and telephone banking, among other products and services.

The Company has experienced an improved level of profitability in 2016, as well as increased loan originations and expanded local economic activity. The significant increase in net income was largely due to the reversal of the valuation allowance that the Company had placed on its deferred tax assets during the second quarter of 2016. This resulted in a gain of $11,837,000 being recorded. Management believes that, while conditions continue to improve, and real estate values in the Company’s market area continue to stabilize and, in some cases improve, including job losses and other factors, still exist for some customers. The interest rate spread between the Company’s cost of funds and what it earns on loans has increased from 2015 levels and competition for new loans and deposits remains strong.

The Company expects to experience similar market conditions in 2017 as 2016, as the national and local economies continue to improve and as the employment environment in its market improves. If interest rates increase, demand for borrowing may decrease and the Company’s interest rate spread could decrease. The Company will continue to manage loan and deposit pricing against the risks of rising costs of its deposits and borrowings. Interest rates are outside the control of the Company, so it must attempt to balance its pricing and duration of its loan portfolio against the risks of rising costs of its deposits and borrowings.

The continued success and attraction of Anne Arundel County, Maryland, and vicinity, will also be important to the Company’s ability to originate and grow its mortgage loans and deposits, as will the Company’s continued focus on maintaining a low overhead.

If the volatility in the market and the economy continues or worsens, the Company’s business, financial condition, results of operations, access to funds and the price of its stock could be materially and adversely impacted.

Critical Accounting Policies

The Company’s significant accounting policies and recent accounting pronouncements are set forth in Note 1 of the consolidated financial statements which are included under Part IV, Item 5 in this Form 10-K.  Of these significant accounting policies, the Company considers the policies regarding the allowance for loan losses, the valuation of foreclosed real estate, the evaluation of other than temporary impairment of investment securities and the valuation of the deferred tax asset to be its most critical accounting policies, given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations and future taxable income.  In addition, changes in economic conditions can have a significant impact on real estate values of underlying collateral affecting the allowance for loan losses and therefore the provision for loan losses and results of operations as well as the valuation of foreclosed real estate. The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

Comparison of Statement of Financial Condition for December 31, 2016 versus 2015.

Financial Condition

Total assets increased by $25,406,000, or 3.3% to $787,485,000 at December 31, 2016, compared to the $762,079,000 at December 31, 2015.  Increases in loans, cash, and deferred income taxes were the reasons for the increase.

Cash

Cash and cash equivalents increased by $23,523,000, or 54.0%, to $67,114,000 at December 31, 2016, compared to $43,591,000 at December 31, 2015.  This increase was primarily due to proceeds received in 2016 from matured securities and mortgage backed securities pay downs and deposit growth.

Investments

Investment securities held to maturity decreased by $13,376,000, or 17.6%, to $62,757,000 at December 31, 2016, compared to $76,133,000 at December 31, 2015.  This decrease was primarily due to management’s decision to use matured securities funds and pay downs from mortgage backed securities to fund an increase in loan demand.

Loans

Loans Held For Sale.  Loans held for sale decreased by $2,896,000, or 21.9%, to $10,307,000 at December 31, 2016, compared to $13,203,000 at December 31, 2015.  This decrease was primarily due to the timing of loans pending sale on the secondary market as of December 31, 2016 compared to December 31, 2015.

Loans Receivable.  Total loans receivable, net increased by $11,653,000, or 2.0%, to $601,309,000 at December 31, 2016, compared to $589,656,000 at December 31, 2015.  This increase was primarily due to an increase in the commercial portfolio loan demand.

Allowance for Loan Losses

The allowance for loan losses increased by $211,000, or 2.4%, at December 31, 2016 to $8,969,000, compared to $8,758,000 at December 31, 2015.  This increase in the allowance was primarily due to an increased loan portfolio, and management’s assessment of the collectability of the loans in the Company’s portfolio. The Bank continued to receive recoveries in 2016 and experienced a lower number of charge-offs in 2016 versus 2015.

Foreclosed Real Estate

Foreclosed real estate decreased by $771,000, or 44.2%, to $973,000 at December 31, 2016, compared to $1,744,000 at December 31, 2015.  This decrease was primarily due to the sales of foreclosed properties in 2016 that were included in the balance as of December 31, 2015, and the lower level of loans foreclosed on in 2016 compared to 2015.

Premises and Equipment

Premises and equipment decreased by $260,000, or 1.1%, to $24,030,000 at December 31, 2016, compared to $24,290,000 at December 31, 2015.  This decrease was primarily due to the annual depreciation taken on premises and equipment in 2016 partially offset by new fixed assets acquired in 2016.

Deferred Income Taxes

During the second quarter of 2016, the Company was able to remove the valuation allowance that it once had placed against its deferred tax assets. As a result, the full value of the deferred tax asset was recorded as an asset. As of December 31, 2016, the deferred tax asset was $10,081,000. As of December 31, 2015, the net deferred tax asset was $0.

Accrued Interest Receivable and Other Assets

Accrued interest receivable and other assets decreased by $1,855,000, or 23.7%, to $5,981,000 at December 31, 2016, compared to $7,836,000 at December 31, 2015.  This decrease was primarily due to a decrease in income tax receivable, mortgage servicing rights and prepaid expenses, partially offset by an increase in derivative assets.

Liabilities

Deposits.  Total deposits increased by $48,175,000, or 9.2%, to $571,946,000 at December 31, 2016, compared to $523,771,000 at December 31, 2015.  This increase was primarily the result of opening a new branch in Severna Park and an increase in core deposits and brokered CDs.

FHLB-Atlanta Advances.  The Bank’s credit availability under the FHLB-Atlanta’s credit availability program was $232,193,000 at December 31, 2016.  The Bank’s credit availability is based on the level of collateral pledged up to 30% of total assets. FHLB-Atlanta advances decreased by $15,000,000, or 13.0%, at December 31, 2016 to $100,000,000, compared to $115,000,000 at December 31, 2015.  The Bank had sufficient liquidity to pay off the maturing advances in 2016 and did not have the need for additional advances.

Subordinated Debentures.  As of December 31, 2016, the Company had outstanding approximately $20,619,000 in principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR (0.88% at December 31, 2016) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by the Company on January 7, 2010.

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

Under the terms of the 2035 Debenture, the Company is permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing.  As of December 31, 2015, the Company had deferred the payment of fifteen quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,863,000.  During the second quarter of 2016, the Company paid all of the deferred interest and as of December 31, 2016, the Company is current on all interest due on the 2035 Debenture.

Accrued Interest Payable and Other Liabilities.  Accrued interest payable and other liabilities decreased $9,243,000, or 72.5%, from $12,733,000 as of December 31, 2015 to $3,490,000 as of December 31, 2015. The decrease was due to the repayment of the deferred interest on the Subordinated Debentures and the repayment of all accrued and unpaid dividends and interest on its Series B Preferred Stock in 2016. The total amount of deferred interest paid on the Subordinated Debentures was $1,863,000 and the amount of dividends and interest paid on the Series B Preferred Stock was $7,590,000.

Subordinated Notes and Series A Preferred Stock. On November 15, 2008, the Company completed a private placement offering consisting of a total of 70 units, at an offering price of $100,000 per unit, for gross proceeds of $7,000,000. Each unit consists of 6,250 shares of the Company's Series A 8.0% Non-Cumulative Convertible Preferred Stock and the Company's Subordinated Notes (“Subordinated Notes”) in the original principal amount of $50,000. The Subordinated Notes earned interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008.  The Subordinated Notes were redeemable in whole or in part at the option of the Company at any time beginning on December 31, 2009 until maturity, which was December 31, 2018.  Dividends will not be paid on the Company’s common stock in any quarter until the dividend on the Series A Preferred Stock has been paid for such quarter; however, there is no requirement that the Company’s board of directors declare any dividends on the Series A Preferred Stock and any unpaid dividends are not cumulative.

Dividends on the Series A preferred stock have been declared and paid on June 30, 2016, September 30, 2016 and December 30, 2016 in the amount of $70,000 each quarter. Prior to that, the Company had not paid a dividend on the Series A Preferred Stock since the first quarter of 2012.

On September 30, 2016 the aggregate principal amount of Subordinated Notes outstanding of $3,500,000 was paid in full.  The Subordinated Notes were redeemable in whole or in part at the option of the Company at any time beginning on December 31, 2009 until maturity, which was December 31, 2018.

Series B Preferred Stock. On November 21, 2008,  the Company entered into an agreement with the United States Department of the Treasury (“Treasury”), pursuant to which  the Company issued and sold (i) 23,393 shares of its Series B Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.01 per share with a liquidation preference of $1,000 per share, (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 556,976 shares of  the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $23,393,000.  On September 25, 2013, the Treasury sold all of its 23,393 shares of Series B Preferred Stock to outside investors as part of their ongoing efforts to wind down and recover its remaining investments under the Troubled Asset Relief Program (“TARP”).  The terms of the Series B Preferred Stock remain the same.  The Treasury continues to hold the Warrant.

On April 15, 2016, the Company paid all unpaid cumulative dividends of $6,550,000 and unpaid cumulative interest of $1,040,000 on the Series B Preferred Stock totaling $7,590,000. On May 11, 2016, the Company declared and paid a dividend of $326,000 on the Series B Preferred Stock, and redeemed 10,000 shares of such stock for $10,000,000. On August 11, 2016 the Company declared and paid a dividend of $301,000 and on September 8, 2016 a final dividend of $77,000 was paid along with the redemption of the 13,393 remaining shares of the Series B Preferred stock for $13,393,000.  As of December 31, 2016, the Company has paid the dividend arrearages on its Series B preferred stock and redeemed all outstanding shares.

The Warrant has a 10-year term and is immediately exercisable at an exercise price of $6.30 per share of Common Stock.   The exercise price and number of shares subject to the Warrant are both subject to anti-dilution adjustments.  Pursuant to the Purchase Agreement, Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant. The warrant expires November 11, 2018.

Notes Payable. On September 30, 2016, the Company entered into a loan agreement with a commercial bank whereby the Company borrowed $3,500,000 for a term of 8 years. The unsecured note bears interest at a fixed rate of 4.25% for the first 36 months then, at the option of the Company, converts to either (1) floating rate of the Wall Street Journal Prime plus 0.50% or (2) fixed rate at two hundred seventy five (275) basis points over the five year amortizing Federal Home Loan Bank rate for the remaining five years. Repayment terms are monthly interest only payments for the first 36 months, then quarterly principal payments of $175,000 plus interest. The loan is subject to a prepayment penalty of 1% of the principal amount prepaid during the first 36 months. If the Company elects the 5 year fixed rate of 275 basis points over the Federal Home Loan Bank rate (“FHLB Rate Period”), the loan will be subject to a prepayment penalty of 2% during the first and second years of the FHLB Rate Period and 1% of the principal repaid during the third, fourth and fifth years of the FHLB Rate Period. The Company may make additional principal payments from internally generated funds of up to $875,000 per year during any fixed rate period without penalty. There is no prepayment penalty during any floating rate period.

Stockholders’ Equity. Stockholders' equity increased $1,474,000, or 1.7%, to $87,930,000 at December 31, 2016 from $86,456,000 at December 31, 2015. Stockholders' equity increased primarily as a result of net income of $15,540,000 for the year ended December 31, 2016 and net proceeds of $10,510,000 from a private placement of common stock completed in April 2016, partially offset by the redemption of $23,393,000 in Series B Preferred Stock during 2016 and $1,231,000 in dividends paid on such shares.

Comparison of Results of Operations for the Years Ended December 31, 2016 and 2015.

General. Net income increased $11,005,000, or 242.7%, to $15,540,000 for the year ended December 31, 2016 compared to $4,535,000 for the year ended December 31, 2015.  Earnings per common share, after the effect of dividends declared on preferred stock and amortization of discount on preferred stock, increased to $1.20 per basic common share and $1.19 per diluted common share  for the year ended December 31, 2016 compared to $0.21 per basic common share and $0.21 per diluted common share for the year ended December 31, 2015.  This increase in net income was primarily due to a non-recurring income tax benefit of $11,837,000, resulting from a reversal of a net deferred tax asset valuation allowance which was recorded in the second quarter of 2016.

Net Interest Income. Net interest income (interest earned net of interest charges) increased $28,000, or 0.1%, to $22,189,000 for the year ended December 31, 2016, compared to $22,161,000 for the year ended December 31, 2015.  This increase was primarily due to lower interest expense on borrowings offset by a decrease in the Company’s loan interest.  The Company’s interest rate spread increased 3 basis points to 3.17% for the year ended December 31, 2016, compared to 3.14% for the year ended December 31, 2015.

Provision for Loan Losses. The Company’s loan portfolio is subject to varying degrees of credit risk and an allowance for loan losses is maintained to absorb losses inherent in its loan portfolio.  Credit risk includes, but is not limited to, the potential for borrower default and the failure of collateral to be worth what the Bank determined it was worth at the time of the granting of the loan.  The Bank monitors its loan portfolio loan delinquencies at least as often as monthly.  All loans that are delinquent and all loans within the various categories of the Bank’s portfolio as a group are evaluated.  The Bank’s Board, with the advice and recommendation of the Bank’s loss mitigation committee, estimates an allowance to be set aside for loan losses.  Included in determining the calculation are such factors as historical losses for each loan portfolio, current market value of the loan’s underlying collateral, inherent risk contained within the portfolio after considering the state of the general economy, economic trends, consideration of particular risks inherent in different kinds of lending and consideration of known information that may affect loan collectability.

During the year ended December 31, 2016, the credit to the provision for loan losses was ($350,000) compared to ($280,000) for the year ended December 31, 2015.  This increase of $70,000 was primarily due to  increased recoveries during the year ended December 31, 2016 compared to December 31, 2015 and  lower net charge-offs taken in 2016 compared to 2015.

The total allowance for loan losses increased $211,000, or 2.4% to $8,969,000 as of December 31, 2016, compared to $8,758,000 as of December 31, 2015.  This increase in the allowance was primarily due to growth in loan portfolio, a decrease in net charge offs at December 31, 2016 compared to the level at December 31, 2015 and management’s assessment of the collectability of the loans in the Company’s portfolio.

Non-Interest Income. Total non-interest income increased $125,000, or 1.8%, to $7,071,000 for the year ended December 31, 2016 compared to $6,946,000 for the year ended December 31, 2015.

Revenues from mortgage banking activities decreased $110,000, or 2.9%, to $3,654,000 for the year ended December 31, 2016, compared to $3,746,000 for the year ended December 31, 2015.  This increase was primarily a result of the number of residential loan originations sold on the secondary market in 2016, compared to 2015.

Real estate commissions increased $210,000, or 15.9%, to $1,529,000 for the year ended December 31, 2016, compared to $1,319,000 for the year ended December 31, 2015. This increase was primarily the result of an improvement in general business conditions in the Company’s market and a resulting increase in commercial sales and leasing in 2016 compared to 2015.

Real estate management fees increased $80,000, or 12.2%, to $738,000 for the year ended December 31, 2016, compared to $658,000 for the year ended December 31, 2015.  This increase was primarily due to an increase in properties managed in 2016 compared to 2015.

Other non-interest income decreased $55,000, or 4.6%, to $1,150,000 for the year ended December 31, 2016, compared to $1,205,000 for the year ended December 31, 2015.  This decrease was primarily due to an approximate $88,000 gain recorded for the sale of collateral from a subsidiary investment in 2015.

Non-Interest Expenses. Total non-interest expense decreased $678,000, or 2.7%, to $24,084,000 for the year ended December 31, 2016 compared to $24,762,000 for the year ended December 31, 2015.

Compensation and related expenses decreased $205,000, or 1.3%, to $15,425,000 for the year ended December 31, 2016, compared to $15,630,000 for the year ended December 31, 2015.  This decrease was due to the departure of certain employees in 2016 and a decrease in commissions on real estate loan originations.  As of December 31, 2016, the Company had 142 full-time equivalent employees compared to 152 at December 31, 2015.

Occupancy expense increased $182,000, or 10.9%, to $1,858,000 for the year ended December 31, 2016, compared to $1,676,000 for the year ended December 31, 2015.  This increase was primarily due to the costs of opening a new branch in Severna Park during the fall of 2016.

Foreclosed real estate expenses, net decreased $36,000, or 15.7%, to $194,000 for the year ended December 31, 2016, compared to $230,000 for the year ended December 31, 2015.  This decrease was primarily due to $145,000 of recoveries on write-downs and other expenses on REO properties sold in prior years. Included in expenses for 2016 were write-downs of approximately $218,000 and other expenses of approximately $162,000, partially offset by net gains on sale of REO of approximately $42,000.

Legal fees decreased $90,000, or 25.4%, to $264,000 for the year ended December 31, 2016, compared to $354,000 the year ended December 31, 2015.  This decrease was primarily due to reduced use of attorneys in 2016 compared to 2015.

The FDIC and regulatory assessment decreased $652,000, or 52.8%, to $582,000 for the year ended December 31, 2016, compared to $1,234,000 for the year ended December 31, 2015.  This decrease was primarily the result of a lower FDIC calculation assessment in 2016 due to the termination of the Supervisory Agreements with the OCC and Federal Reserve Bank.

Professional fees increased $18,000, or 2.0%, to $905,000 for the year ended December 31, 2016, compared to $887,000 for the year ended December 31, 2015.  This increase was primarily the result of an increase in accounting fees, partially offset by a decrease in consulting fees for loan reviews, marketing and loan workouts in 2016 compared to 2015.

Advertising expenses decreased $57,000, or 7.5%, to $703,000 for the year ended December 31, 2016, compared to $760,000 for the year ended December 31, 2015.  This decrease was primarily due to the decrease in promoting, printing, and the advertising of products offered by the Company.

Data processing charges decreased $117,000, or 13.5%, to $747,000 for the year ended December 31, 2016, compared to $864,000 for the year ended December 31, 2015.  This decrease was due to cost savings realized by a renegotiated contract for core processing in late 2014.

Mortgage leads acquired decreased by $126,000, or 15.1% to $710,000 as of December 31, 2016, compared to $836,000 as of December 31, 2015. The decrease is due to the Bank relying less on purchasing leads and focusing more on direct mortgage loan  originations.

Credit report and appraisal fees decreased $122,000, or 15.8%, to $651,000 for the year ended December 31, 2016, compared to $773,000 for the year ended December 31, 2015.  This decrease was due to a lower level of appraisals ordered in 2016.

Other non-interest expense increased $527,000, or 34.7%, to $2,045,000 for the year ended December 31, 2016, compared to $1,518,000 for the year ended December 31, 2015.  This increase was primarily the result of a decrease in fair value of interest rate lock commitments and mandatory forward contracts in 2016, compared to 2015, a reduction of the reserves required on the standby letters of credit in 2016, an increase in bank service charge, savings account losses, office expense, stock expense and other loan fee expense.

Income Taxes.  Income taxes provision decreased $10,104,000, to a benefit of $(10,014,000) for the year ended December 31, 2016, compared to a provision of $90,000 for the year ended December 31, 2015.  This decrease in income taxes was primarily due to a non-recurring income tax benefit of $11,837,000, resulting from a reversal of a net deferred tax asset valuation allowance which was recorded in the second quarter of 2016.

Liquidity and Capital Resources

In 2016, the Company’s sources of liquidity were loan repayments, maturing investments, deposits, borrowed funds, and proceeds from loans sold on the secondary market. The Company considers core deposits stable funding sources and includes all deposits, except time deposits of $100,000 or more.  The Bank’s experience has been that a substantial portion of certificates of deposit renew at time of maturity and remain on deposit with the Bank.  Additionally, loan payments, maturities, deposit growth and earnings contributed to the Company’s flow of funds.

In addition to its ability to generate deposits, the Company has external sources of funds, which may be drawn upon when desired.  The primary source of external liquidity is an available line of credit with the FHLB-Atlanta.  The Bank’s credit availability under the FHLB of Atlanta’s credit availability program was $232,193,000 at December 31, 2016, of which $100,000,000 was outstanding.  The Bank’s credit availability is based on the level of collateral pledged up to 30% of total assets.

The maturities of these long-term advances at December 31, 2016 were as follows (dollars in thousands):

Rate	Amount	Maturity
2.43% to 4.05%	$70,000	2017
2.58% to 3.43%	15,000	2018
4.00%	15,000	2019
	$100,000

As of December 31, 2016, the Company had outstanding $20,619,000 in principal amount of subordinated debt, consisting of the 2035 Debentures.  The 2035 Debentures total $20,619,000 in principal amount which pay interest quarterly at a floating rate of interest of 3-month LIBOR (0.88% at December 31, 2016) plus 200 basis points, and matures on January 7, 2035.

The Subordinated Notes that totaled $3,500,000 and paid interest at an annual rate of 8.0%, were paid off on September 30, 2016 and replaced with a loan from a commercial bank whereby the Company borrowed $3,500,000 for a term of 8 years. The unsecured note bears interest at a fixed rate of 4.25% for the first 36 months then, at the option of the Company, converts to either (1) floating rate of the Wall Street Journal Prime plus .50% or (2) fixed rate at two hundred seventy five (275) basis points over the five year amortizing Federal Home Loan Bank rate for the remaining five years. Repayment terms are monthly interest only payments for the first 36 months, then quarterly principal payments of $175,000 plus interest. The loan is subject to a prepayment penalty of 1% of the principal amount prepaid during the first 36 months. If the Bancorp elects the 5 year fixed rate of 275 basis points over the Federal Home Loan Bank rate (“FHLB Rate Period”), the loan will be subject to a prepayment penalty of 2% during the first and second years of the FHLB Rate Period and 1% of the principal repaid during the third, fourth and fifth years of the FHLB Rate Period. The Company may make additional principal payments from internally generated funds of up to $875,000 per year during any fixed rate period without penalty. There is no prepayment penalty during any floating rate period.

As of December 31, 2016, the Company had $574,000 outstanding in mortgage loan commitments, and unadvanced construction commitments of $15,728,000 which the Company expects to fund from the sources of liquidity described above.  These amounts do not include undisbursed lines of credit, home equity lines of credit and standby letters of credit, in the aggregate amount of $45,883,000 at December 31, 2016, which the Company anticipates it will be able to fund, if required, from these liquidity sources in the regular course of business.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity.  As of December 31, 2016, the Company had no material commitments for capital expenditures.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As of December 31, 2016, that the Bank exceeded all capital adequacy requirements to which it is subject and is considered well-capitalized as shown in the table on Page 26.

We anticipate that our primary sources of liquidity in fiscal 2017 will be from loan repayments, maturing investments, deposit growth and borrowed funds. We believe that these sources of liquidity will be sufficient for the Company to meet its liquidity needs over the next twelve months.  Cash generated from these liquidity sources may be affected by a number of factors. See “Risk Factors” for a discussion of the factors that can negatively impact the amount of cash we could receive.

Off-Balance Sheet Arrangements. The Company has certain outstanding commitments and obligations that could impact the Company’s financial condition, liquidity, revenues or expenses.  These commitments and obligations include standby letters of credit, home equity lines of credit, loan commitments, lines of credit, and loans sold and serviced with limited repurchase provisions.

Standby letters of credit, which are conditional commitments of the Company to guarantee performance of customers to various municipalities, decreased $1,915,000, or 32.3%, as of December 31, 2016 to $4,022,000, compared to $5,937,000 as of December 31, 2015.  The Company continues to experience a decrease in demand from its customers for letter of credit requirements. The Company requires collateral supporting these letters of credit as deemed necessary, and believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability for guarantees under standby letters of credit issued as of December 31, 2016 and 2015 was $94,000 and $115,000, respectively.

Unadvanced construction commitments decreased $5,373,000, or 25.5%, as of December 31, 2016 to $15,728,000, compared to $21,101,000 as of December 31, 2015. This decrease was primarily the result of decreased construction activity in 2016 and the resulting lower level of new construction loan originations.

Home equity lines of credit increased $269,000, or 3.6%, as of December 31, 2016 to $7,736,000, compared to $7,467,000 as of December 31, 2015.  Home equity lines of credit allow the borrowers to draw funds up to a specified loan amount, from time to time.  The Company’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

Mortgage loan commitments decreased $2,659,000, or 82.2%, as of December 31, 2016 to $574,000, compared to $3,233,000 as of December 31, 2015. This decrease was primarily due to the timing of loan commitments at year end.  Loan commitments are obligations of the Company to provide loans, and such commitments are made in the usual course of business, however, these obligations can and do fluctuate based on the timing of when new loans are entered into.

Lines of credit, which are obligations of  the Company to fund loans made to certain borrowers, increased $6,936,000, or 25.5%, to $34,125,000 as of December 31, 2016, compared to $27,189,000 as of December 31, 2015.  The increase was a result of a higher demand for this type of loan product during 2016.   The Company’s management believes it has sufficient liquidity resources to have the funding available as these borrowers draw on these loans.

Loans sold and serviced with limited repurchase provisions increased $5,666,000, or 8.7%, to $70,773,000 as of December 31, 2016, compared to $65,107,000 as of December 31, 2015.  This increase was primarily due to an increase in demand for new residential loans originated for sale on the secondary market in 2016 and management’s decision to sell a larger portion of the new loan originations with servicing retained by the Company.  Generally, loans are sold with servicing released, however loans sold to FHLMC or FNMA servicing has been retained.

The Company uses the same credit policies in making commitments and conditional obligations as it does for its on-balance sheet instruments.  Except for the liability recorded for standby letters of credit at December 31, 2016, liabilities for credit losses associated with these commitments were not material at December 31, 2016 and 2015.

Contractual Obligations

The following table contains, for the periods indicated, information regarding the financial obligations owing by the Company under contractual obligations.

	Payments due by period (dollars in thousands)
	Total	Less than 1 year	1 to 3 years	More than 3 to 5 years	More than 5 years

Long-term borrowings	$100,000	$70,000	$30,000	$-	$-

Subordinated debentures	20,619	-	-	-	20,619

Operating lease obligations	1,545	242	450	320	533

Certificates of Deposit	273,816	169,331	56,508	46,982	995

Total	$395,980	$239,573	$86,958	$47,302	$22,147

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The principal objective of  the Company’s interest rate risk management is to evaluate the interest rate risk included in balance sheet accounts, determine the level of risks appropriate given  the Company’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with  the Company’s interest rate risk management policy.  Through this management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates.  The Board of Directors of the Company is responsible for reviewing assets/liability policies and interest rate risk position. The Board of Directors reviews the interest rate risk position on a quarterly basis and, in connection with this review, evaluates the Company’s business activities and strategies, the effect of those strategies on the Company’s net interest margin and the effect that changes in interest rates will have on the Company’s loan portfolio.  While continuous movement of interest rates is certain, the extent and timing of these movements is not always predictable.  Any movement in interest rates has an effect on the Company’s profitability.   The Company faces the risk that rising interest rates could cause the cost of interest bearing liabilities, such as deposits and borrowings, to rise faster than the yield on interest earning assets, such as loans and investments. The Company’s interest rate spread and interest rate margin also may be negatively impacted in a declining interest rate environment even though the Company generally borrows at short-term interest rates and lends at longer-term interest rates.  This is because loans and other interest earning assets may be prepaid and replaced with lower yielding assets before the supporting interest bearing liabilities reprice downward. The Company’s interest rate margin may also be negatively impacted in a flat or inverse-yield curve environment.  Mortgage origination activity tends to increase when interest rates trend lower and decrease when interest rates rise.

The Company’s primary strategy to control interest rate risk is to sell substantially all long-term fixed-rate loans in the secondary market. The Company did retain a higher amount of certain loans, including residential mortgages with floating rates, but these loans typically have interest rates that reset after a period of three to seven years. To further control interest rate risk related to its loan portfolio, the Company originates construction loans that typically have terms of one year or less.  The turnover in construction loan portfolio assists the Company in maintaining a reasonable level of interest rate risk.

The primary market risk facing the Company is interest rate risk.  From an enterprise prospective, the Company manages this risk by striving to balance its loan origination activities with the interest rate market. The Company attempts to maintain a substantial portion of its loan portfolio in short-term loans such as construction loans.  This has proven to be an effective hedge against rapid increases in interest rates as the construction loan portfolio reprices rapidly.

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

Exposure to interest rate risk is actively monitored by the Company’s management.  Its objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. The Company uses the BankersGPS model to monitor its exposure to interest rate risk, which calculates changes in the economic value of equity (“EVE”).  The following table represents the Company’s EVE at December 31, 2016.

ECONOMIC VALUE OF EQUITY (EVE)

			Economic Value of Equity
Change In Rates		$ Amount	$ Change	% Change
(dollars in thousands)
+400	bp	94,969	(15,089)	(13.7)%
+300	bp	97,482	(12,576)	(11.4)%
+200	bp	100,764	(9,294)	(8.4)%
+100	bp	104,973	(5,085)	(4.6)%
0	bp	110,058
-100	bp	116,076	6,018	5.5%
-200	bp	123,169	13,111	11.9%
-300	bp	131,635	21,577	19.6%
-400	bp	141,638	31,580	28.7%

The above table suggests that if interest rates rise 100 basis points, the Company’s value of equity would decrease by $5,085,000.

The preceding income simulation analysis does not represent a forecast of actual results and should not be relied upon as being indicative of expected operating results.  These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others.  Also, as market conditions vary, prepayment/refinancing levels, the varying impact of interest rate changes on caps and floors embedded in adjustable-rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables will likely deviate from those assumed.

Item 8.  Financial Statements and Supplementary Data

Financial statements and supplementary data are included herein at pages F-1 through F-58, and incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures,

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2016.   Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the period covered by this report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by  the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by   the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there was no such change during the quarter ended December 31, 2016.

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

Management’s Report on Internal Control over Financial Reporting

The Company is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report.  The consolidated financial statements and notes included in this annual report have been prepared in conformity with accounting principles generally accepted in the United States of America, and as such, include some amounts that are based on management’s best estimates and judgments.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting.  The system of internal control over financial reporting, as it relates to the consolidated financial statements, is evaluated for effectiveness by management and tested for reliability through a program of internal audits and management testing and review.  Actions are taken to correct potential deficiencies as they are identified.  Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected.  Also, because of changes in conditions, internal control effectiveness may vary over time.  Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework 2013.  Based on its assessment, management concluded that as of December 31, 2016, the Company’s internal control over financial reporting is effective and meets the criteria of the Internal Control – Integrated Framework.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by  the Company’s registered public accounting firm pursuant to a provision of the Dodd-Frank Act which eliminates such requirement for “smaller reporting companies”, as defined in SEC regulations.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Paul B. Susie, age 50, joined the Company in July 2016 and currently serves as Executive Vice President and Chief Financial Officer.  Mr. Susie brings to Severn a strong background and many years of experience in financial management and banking in particular. He previously held the position of Chief Financial Officer at Hopkins Federal Savings Bank and 1st Mariner Bank. He has also held financial executive positions in biopharmaceutical, manufacturing and marine companies. Mr. Susie has passed the CPA Exam, is a member of the American Institute of Certified Public Accountants and is a Chartered Global Management Accountant. He received his Bachelor of Science in Accounting from the University of Baltimore.

Christopher A. Chick, age 49, joined the Company in 2015 as Executive Vice President and Chief Lending Officer.  Mr. Chick has over 26 years in the banking industry.  Prior to joining the Company, Mr. Chick held various management positions at Susquehanna Bank and was a Bank Examiner with the Office of Thrift Supervision.  Mr. Chick is a graduate of the University of Baltimore where he received his Master of Finance.  He is also a graduate of the Maryland Bankers Association, Executive School of Bank Management. Mr. Chick has been recognized within the industry with various awards including Next Leader in Banking, Maryland Bankers Association and Top Banker Award, Smart CEO.

Information concerning Alan J. Hyatt will be contained in the proxy statement for the 2017 Annual Meeting of Shareholders.

The additional information required by this item will be included in the Company’s definitive Proxy Statement relating to the 2017 Annual Stockholders Meeting (“Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days after December 31, 2016, and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its employees, including its chief executive officer, chief financial officer, and persons performing similar functions and directors.  A copy of the code of ethics is filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 25, 2004. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any future amendments to a provision of its code of ethics by posting such information on the Company’s website: www.severnbank.com.

Item 11.  Executive Compensation

The information required by this item will be included in the Company’s Proxy Statement, which the Company intends to file with the Securities and Exchange Commission within 120 days after December 31, 2016, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information as of December 31, 2016 with respect to the Company’s equity based compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	339,500	$5.31	242,001
Equity compensation plans not approved by security holders	-	-	-
Total	339,500	$5.31	242,001

The additional information required by this item will be included in the Company’s Proxy Statement, which  the Company intends to file with the Securities and Exchange Commission within 120 days after December 31, 2016, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the Company’s Proxy Statement, which the Company intends to file with the Securities and Exchange Commission with 120 days after December 31, 2016, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be included in the Company’s Proxy Statement, which the Company intends to file with the Securities and Exchange Commission with 120 days after December 31, 2016, and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following consolidated financial statements of the Company and its wholly owned sub-sidiaries are filed as part of this report:

1.	Financial Statements

•	Report of BDO USA, LLP, independent registered public accounting firm.
•	Consolidated statements of financial condition at December 31, 2016 and December 31, 2015
•	Consolidated statements of income for the years ended December 31, 2016 and 2015,
•	Consolidated statements of stockholders’ equity for the years ended December 31, 2016 and 2015
•	Consolidated statements of cash flows for the years ended December 31, 2016 and 2015
•	Notes to consolidated financial statements

2.	Financial Statement Schedules
All financial statement schedules have been omitted, as required information is either inapplicable or included in the consolidated financial statements or related notes.

3.	Exhibits
The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Severn Bancorp, Inc., as amended (1)
3.2	Bylaws of Severn Bancorp, Inc., as amended (2)
4.1	Warrant for Purchase of Shares of Common Stock (3)
4.2	Form of Common Stock Certificate
10.1+	Stock Option Plan (4)
10.2+	Employee Stock Ownership Plan (5)
10.3+	Form of Common Stock Option Agreement (6)
10.4+	2008 Equity Incentive Plan (7)
10.5+	Form of Subscription Agreement (8)
10.6	Form of Subordinated Note (8)
10.7	Purchase Agreement, dated November 21, 2008, between the Company and the United States Department of the Treasury (3)
10.8	Supervisory Agreement dated November 23, 2009 between Severn Savings Bank, FSB and the OTS (9)
10.9	Supervisory Agreement dated November 23, 2009 between Severn Bancorp, Inc. and the OTS (9)
10.10+	Form of Director Option Award (10)
10.11+	Form of Employee Option Award (10)
10.12	Formal Agreement between Severn Savings Bank, FSB and the Office of the Comptroller of the Currency, dated April 23, 2013. (11)
14.1	Code of Ethics (12)
21.1*	Subsidiaries of Severn Bancorp, Inc.
23.1*	Consent of BDO USA, LLP
31.1*	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32 *	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*
The following financial statements from Severn Bancorp, Inc. Annual Report on Form 10-K as of December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

+ Denotes management contract, compensatory plan or arrangement.
* Filed herewith.

(1) Incorporated by reference from the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 11, 2009.

(2) Incorporated by reference from the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2007 and filed with Securities and Exchange Commission on March 12, 2008.

(3)  Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2008.

(4) Incorporated by reference from the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 21, 2005.

(5) Incorporated by reference from the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 7, 2002.

(6) Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006.

(7) Incorporated by reference from the Company’s 2008 Proxy Statement filed with Securities and Exchange Commission on March 12, 2008.

(8)  Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(9) Incorporated by reference from the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2009 and filed with the Securities and Exchange Commission on March 15, 2010.

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and filed with the Securities and Exchange Commission on August 13, 2010.

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and filed with the Securities and Exchange Commission on May 8, 2013.

(12) Incorporated by reference from the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 25, 2004.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVERN BANCORP, INC.
March 22, 2017	/s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 22, 2017	/s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board,
President, Chief Executive Officer
and Director

March 22, 2017	/s/ Paul B. Susie
Paul B. Susie, Executive Vice
President, and Chief Financial Officer

March 22, 2017	/s/ Konrad M. Wayson
Konrad M. Wayson, Director
Vice Chairman of the Board

March 22, 2017	/s/ Raymond S. Crosby
Raymond S. Crosby, Director

March 22, 2017	/s/ James H. Johnson, Jr.
James H. Johnson, Jr., Director

March 22, 2017	/s/ David S. Jones
David S. Jones, Director

March 22, 2017	/s/ Eric M. Keitz
Eric M. Keitz, Director

March 22, 2017	/s/ John A. Lamon III
John A. Lamon III, Director

March 22, 2017	/s/ Albert W. Shields
Albert W. Shields, Director

March 22, 2017	/s/ Mary Kathleen Sulick
Mary Kathleen Sulick, Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Severn Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Severn Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Severn Bancorp, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/BDO USA, LLP

Harrisburg, Pennsylvania

March 22, 2017

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	December 31,
	2016	2015

ASSETS
Cash and due from banks	$39,396	$28,366
Interest bearing deposits in other banks	22,192	15,225
Federal Funds Sold	5,526	-
Cash and cash equivalents	67,114	43,591
Investment securities held to maturity (fair value: $62,827 at December 31, 2016; $76,310 at December 31, 2015)	62,757	76,133
Loans held for sale	10,307	13,203
Loans receivable, net of allowance for loan losses of $8,969 and $8,758 in 2016 and 2015, respectively	601,309	589,656
Premises and equipment, net	24,030	24,290
Foreclosed real estate	973	1,744
Federal Home Loan Bank stock, at cost	4,933	5,626
Net deferred income taxes	10,081	-
Accrued interest receivable and other assets	5,981	7,836

Total assets	$787,485	$762,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$571,946	$523,771
Long-term borrowings	103,500	115,000
Subordinated debentures	20,619	24,119
Accrued interest payable and other liabilities	3,490	12,733

Total Liabilities	699,555	675,623

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
Preferred stock series “A”, 437,500 shares issued and outstanding; $3,500 liquidation preference at December 31, 2016 and December 31, 2015	4	4
Preferred stock series “B”, 0 and 23,393 shares issued and outstanding; and $0 and $23,393 liquidation preference, respectively	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized; 12,123,179 and 10,088,879 shares issued and outstanding, respectively	121	101
Additional paid-in capital	63,960	76,335
Retained earnings	23,845	10,016

Total stockholders' equity	87,930	86,456

Total liabilities and stockholders' equity	$787,485	$762,079

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Years Ended December 31,
Interest Income	2016	2015

Loans, including fees	$29,262	$29,734
Securities, taxable	1,149	1,104
Other	339	315
Total interest income	30,750	31,153

Interest Expense
Deposits	4,033	4,050
Borrowings and subordinated debentures	4,528	4,942
Total interest expense	8,561	8,992

Net interest income	22,189	22,161
Provision for loan losses	(350)	(280)
Net interest income after provision for loan losses	22,539	22,441

Non-Interest Income
Mortgage banking activities	3,654	3,764
Real estate commissions	1,529	1,319
Real estate management fees	738	658
Other	1,150	1,205
Total non-interest income	7,071	6,946

Non-Interest Expenses
Compensation and related expenses	15,425	15,630
Occupancy	1,858	1,676
Foreclosed real estate expenses, net	194	230
Legal	264	354
FDIC assessments and regulatory expense	582	1,234
Professional fees	905	887
Advertising	703	760
Data processing	747	864
Mortgage leads purchased	710	836
Credit reports and appraisal fees	651	773
Other	2,045	1,518
Total non-interest expenses	24,084	24,762

Income before income tax (benefit) provision	5,526	4,625
Income tax (benefit) provision	(10,014)	90

Net income	15,540	4,535
Amortization of discount on preferred stock	270	271
Dividends on preferred stock	1,441	2,105
Net income available to common stockholders	$13,829	$2,159
Basic income per common share	$1.20	$0.21
Diluted income per common share	$1.19	$0.21

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2016 and 2015
(dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance - December 31, 2014	$4	$101	$75,848	$7,857	$83,810

Net Income	-	-	-	4,535	4,535
Stock-based compensation	-	-	120	-	120
Dividend declared on Series B preferred stock	-	-	-	(2,105)	(2,105)
Amortization of discount on Series B preferred stock	-	-	271	(271)	-
Exercised Options (21,500 shares)	-	-	96	-	96
Balance - December 31, 2015	4	101	76,335	10,016	86,456

Net Income	-	-	-	15,540	15,540
Stock issuance (2,015,500 shares) net of expenses of $575	-	20	10,490	-	10,510
Stock-based compensation	-	-	184	-	184
Dividend declared on Series A preferred stock	-	-	-	(210)	(210)
Stock redemption on Series B preferred stock (23,393 shares)	-	-	(23,393)	-	(23,393)
Dividend declared on Series B preferred stock	-	-	-	(1,231)	(1,231)
Amortization of discount on Series B preferred stock			270	(270)	-
Exercised Options (18,800 shares)	-	-	74	-	74

Balance - December 31, 2016	$4	$121	$63,960	$23,845	$87,930

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2016	2015
Cash Flows from Operating Activities

Net income	$15,540	$4,535
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(1,330)	(1,283)
Net amortization of premiums and Discounts	412	458
Provision for loan losses	(350)	(280)
Provision for depreciation	1,164	1,137
Provision for foreclosed real estate	218	58
Gain on sale of loans	(3,654)	(2,927)
Gain on sale of foreclosed real estate	(42)	(49)
Proceeds from loans sold to others	153,644	160,236
Loans originated for sale	(147,094)	(163,347)
Stock-based compensation expense	184	120
Deferred income tax benefit	(10,081)	-
Decrease in accrued interest receivable and other assets	1 ,854	1,452
(Decrease) increase in accrued interest payable and other liabilities	(2,844)	1,043

Net cash provided by operating activities	7,621	1,153

Cash Flows from Investing Activities

Purchase of investment securities held to maturity	(3,562)	(27,830)
Proceeds from maturing investment securities held to Maturity	10,000	7,000
Principal collected on mortgage-backed securities held to Maturity	6,526	3,855
Net (increase) decrease in loans	(11,548)	43,555
Proceeds from sale of foreclosed real estate	2,170	2,428
Investment in premises and equipment	(903)	(268)
Redemption of FHLB stock	693	310

Net cash provided by investing activities	3,376	29,050

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Years Ended December 31,
	2016	2015
Cash Flows from Financing Activities

Net increase (decrease) in deposits	$48,175	$(20,043)
Additional borrowed funds, long term	3,500	-
Repayment of borrowed funds, long term	(18,500)	-
Series A preferred stock dividends	(210)	-
Series B preferred stock dividends	(7,630)	-
Stock redemption of Series B preferred stock	(23,393)	-
Net proceeds from common stock issuance	10,510
Proceeds from exercise of options	74	96

Net cash provided by (used in) financing activities	12,526	(19,947)

Increase in cash and cash equivalents	23,523	10,256
Cash and cash equivalents at beginning of year	43,591	33,335

Cash and cash equivalents at end of year	$67,114	$43,591

Supplemental disclosure of cash flows information:
Cash (received) paid during year for:

Interest	$11,160	$7,991

Income taxes	$(1,457)	$(273)

Transfer of net loans to foreclosed real estate	$1,575	$2,234

The accompanying notes to consolidated financial statements are an integral part of these statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

A.
Principles of Consolidation - The consolidated financial statements include the accounts of Severn Bancorp, Inc. (the "Company"), and its wholly-owned subsidiaries, SBI Mortgage Company and SBI Mortgage Company's subsidiary, Crownsville Development Corporation, and its subsidiary, Crownsville Holdings I, LLC, Severn Mortgage Company, and Severn Savings Bank, FSB (the “Bank"), and the Bank's subsidiaries, Louis Hyatt, Inc., Homeowners Title and Escrow Corporation, Severn Financial Services Corporation, SSB Realty Holdings, LLC, SSB Realty Holdings II, LLC, and HS West, LLC. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

B.
Business - The Bank's primary business activity is the acceptance of deposits from the general public and the use of the proceeds for investments and loan originations. The Bank is subject to competition from other financial institutions.  In addition, the Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

The Company has no reportable segments. Management does not separately allocate expenses, including the cost of funding loan demand, between the retail and real estate operations of the Company.  As such, discrete financial information is not available and segment reporting would not be meaningful.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies - Continued

E.
Federal Home Loan Bank Stock – Federal Home Loan Bank of Atlanta (the “FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of generally accepted accounting principles, because its ownership is restricted and it lacks a market.  FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution.  As of December 31, 2016 and 2015, the Bank owned shares totaling $4,933,000 and $5,626,000, respectively.

The Bank evaluated the FHLB stock for impairment in accordance with generally accepted accounting principles.  The Bank’s determination of whether this investment is impaired is based on an assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value.  The determination of whether a decline in value affects the ultimate recoverability of its cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and accordingly on the customer base of the FHLB, and (4) the liquidity position of the FHLB.  Management has evaluated the FHLB stock for impairment and believes that no impairment charge is necessary as of December 31, 2016.

F.	Loans Held for Sale - Loans held for sale are carried at cost.

G.
Derivative Financial Instruments – The Bank enters into commitments to fund residential loans with intentions of selling them in the secondary market. The Bank also enters into forward sales agreements for certain funded loans and loan commitments. The Bank records unfunded commitments intended for loans held for sale and forward sale agreements at fair value with changes in fair value recorded as a component of other income.  Loans originated and intended for sale in the secondary market are carried at cost.

H.
Loan Servicing - Loans serviced for others and not included in the accompanying consolidated statements of financial condition totaled $75,227,000 and $76,460,000 at December 31, 2016 and 2015, respectively.  As of December 31, 2016, the Bank was servicing $18,288,000 in loans for Federal Home Loan Mortgage Corporation (“FHLMC”), $39,095,000 in loans for Federal National Mortgage Association (“FNMA”) and $17,844,000 in loans for other investors. The value of the related mortgage servicing rights totaled $557,000 and $623,000 at December 31, 2016 and 2015, respectively, and are included in other assets

Mortgage loans held for sale are sold either with the mortgage servicing rights released or retained by the Bank.  Gains and losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying values of the loan servicing rights, if retained, and related mortgage loans sold.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies - Continued

I.
Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs related to originating the loans.  The Bank categorizes the loans into eight classifications: residential mortgage; construction; land acquisition and development; land; lines of credit; commercial real estate; commercial non-real estate; home equity; and consumer.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

All interest accrued in the current year, but not collected for loans that are placed on non-accrual or charged-off, is reversed against interest income.  Any interest accrued in prior years for loans that are placed on non-accrual or charged-off is charged against the allowance for loan losses.  If a loan meets a certain criteria, it may be accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and all doubt related to the collection of the full amount due has been removed.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – Continued

J.
Allowance for Loan Losses - The allowance for loan losses is maintained at an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.  Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under generally accepted accounting principles. Actual results could differ significantly from those estimates.

Future additions or reduction in the allowance may be necessary based on changes in economic conditions, particularly in the State of Maryland.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – Continued

•	Experience, ability and depth of management;
•	National and local economic trends and conditions; and
•	Effect of any changes in concentration of credit.

A loan is generally considered impaired if it meets any of the following criteria:

•	Loans that are 90 days or more in arrears (nonaccrual loans); or
•	Loans where, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement; or
•	Loans that are troubled debt restructurings.

The Bank assigns risk ratings to the loans in its portfolio, These credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans classified special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loans not classified are rated pass.

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

K.
Foreclosed Real Estate - Real estate acquired through or in the process of foreclosure is recorded at fair value less estimated disposal costs.  Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using estimates as described under the caption "Allowance for Loan Losses". In the event of a subsequent change in fair value, the carrying amount is adjusted to the new fair value, less disposal costs. The amount of the change is charged or credited to other expense.  Expenses on foreclosed real estate incurred prior to the disposition of the property, such as maintenance, insurance and taxes, and physical security, are charged to expense.  Material expenses that improve the property to its best use are capitalized to the property. If a foreclosed property is sold for more or less than the carrying value, a gain or losses is recognized upon the sale of the property.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – Continued

L.
Transfers of Financial Assets – Transfers of financial assets, including loan and loan participation sales, are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from The Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) The Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return the specific assets.

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established. The Company recognizes a tax position as a benefit only if it “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination presumed to occur.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The judgment about the level of future taxable income is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – Continued

P.
Earnings Per Common Share - Basic earnings per share of common stock for the years ended December 31, 2016 and 2015 is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for each year. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options, warrants, and convertible preferred stock, and are determined using the treasury stock method.

Not included in the diluted earnings per share calculation for the years ended December 31, 2016 and 2015, because they were anti-dilutive, were shares of common stock issuable upon exercise of outstanding stock options totaling 94,000 and 151,500, respectively, 556,976 shares of common stock issuable upon the exercise of a warrant and 437,500 shares of common stock issuable upon conversion of the Company’s Series A preferred stock.

	Year Ended December 31,
	2016	2015
Common shares – weighted average (basic)	11,522,333	10,083,942
Common share equivalents – weighted average	52,559	28,711
Common shares – weighted average (diluted)	11,547,892	10,112,653

Q.	Advertising Cost - Advertising cost is expensed as incurred and totaled $703,000, and $760,000 for the years ended December 31, 2016, and 2015, respectively.

R.
Troubled Debt Restructuring – Loans are classified as troubled debt restructurings if the Bank grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring may include extending the maturity date of the loan, reducing the interest rate on the loan to a rate below market, a combination of rate adjustments and maturity extensions, or by other means including covenant modifications, forbearances or other concessions.   Loans that are classified as troubled debt restructurings, or TDRs, are considered impaired.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – Continued

S.
Significant Group Concentrations of Credit Risk – Most of the Company’s activities are with customers located in Anne Arundel County, Maryland and nearby areas.   Note 2, of the Notes to Consolidated Financial Statements discusses the types of securities that the Company currently invests in.  Note 3 discusses the types of lending that the Company engages in.  Although the Company intends to have a diversified loan portfolio, its debtors’ ability to honor their contracts will be influenced by the region’s economy.  The Company does not have any significant concentrations to any one customer.

The Company’s investment portfolio consists principally of obligations of the United States and its agencies.  In the opinion of management, there is no concentration of credit risk in its investment portfolio.  The Company places deposits in correspondent accounts and, on occasion, sells Federal funds to qualified financial institutions.  Management believes credit risk associated with correspondent accounts is not significant.  Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

T.
Off-Balance Sheet Financial Instruments – In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit.  Such financial instruments are recorded in the consolidated balance sheet at fair value with changes in fair value recorded as a component of other income.

U.
Recent Accounting Pronouncements – Under ASU 2014-09, Revenue from Contracts with Customers, establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  The new standard applies to all public entities for annual periods beginning after December 15, 2017.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year.  The Company is still in the process of evaluating the effect that ASU 2014-09, as augmented by subsequent modifying pronouncements, will have on the Consolidated Financial Statements.

Under ASU 2016-01, Amendment to the Recognition and Measurement Guidance for Financial Instruments, an entity is required to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in Other Comprehensive Income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of Available For Sale debt securities in combination with other deferred tax assets. The Amendment provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The Amendment also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The new standard takes effect in 2018 for public companies. Early adoption is only permitted for the provision related to instrument-specific credit risk and the fair value disclosure exemption provided to nonpublic entities. The Company has evaluated the effect of ASU 2016-01 and believes adoption will not have a material effect on the Consolidated Financial Statements.

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

The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The ASU was effective on January 1, 2017.  There has been no material impact on the Company’s Consolidated Financial Statements upon its implementation.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company has determined that the provisions of ASU No. 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities, however, the Company does not expect this to have a material impact on the Company’s financial position, results of operations or cash flows.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – Continued

Under ASU 2016-13, Financial Instruments – Credit Losses the ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. While the Company is currently in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements, it currently expects the ALLL to increase upon adoption given that the allowance will be required to cover the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the Company’s loan and lease portfolio at the time of adoption.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies – Continued

The ASU, which becomes effective after December 15, 2017, contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance. The Company is continuing to evaluate the impact of the ASU on its Consolidated Financial Statements, but the effects of classifying cash receipts and cash payments on the Consolidated Balance Sheets is not expected to be material.

V.
Subsequent Events – The Company has evaluated events and transactions occurring subsequent to December 31, 2016, the date of the consolidated statements of financial condition, for items that should potentially be recognized or disclosed in the consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued and the Company believes that there were no material subsequent events requiring disclosure.

W.
Concentration of Credit Risk – From time to time, the Bank will maintain balances with its correspondent bank that exceed the $250,000 federally insured deposit limit.  Management routinely evaluates the credit worthiness of the correspondent bank and does not feel they pose a significant risk to the Company.

X.
Reclassifications – Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation.  Such reclassifications had no impact on net income.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Investment Securities

The amortized cost and fair value of investment securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2016:

US Treasury securities	$12,998	$167	$-	$13,165
US Agency securities	20,027	133	54	20,106
US Government sponsored mortgage-backed securities	29,732	52	228	29,556
Total	$62,757	$352	$282	$62,827

December 31, 2015:

US Treasury securities	$21,057	$276	$8	$21,325
US Agency securities	20,011	139	76	20,074
US Government sponsored mortgage-backed securities	35,065	41	195	34,911
Total	$76,133	$456	$279	$76,310

There were no investment securities pledged as collateral for the years ended December 31, 2016 and 2015.

The following table shows fair value and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2016. Included in the table are five Agency securities and eleven Mortgage-backed securities in a gross unrealized loss position at December 31, 2016.  There were four US Treasury securities, thirteen Agency securities and twelve Mortgage-backed securities in a gross unrealized loss position at December 31, 2015. Management believes that the unrealized losses in 2016 and 2015 were the result of interest rate levels differing from those existing at the time of purchase of the securities and actual and estimated prepayment speeds.  The Bank does not consider any of these securities to be other than temporarily impaired at December 31, 2016 or December 31, 2015, because the unrealized losses were related primarily to changes in market interest rates and widening of sector spreads and were not necessarily related to the credit quality of the issuers of the securities.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 2 - Investment Securities – Continued

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016:	(dollars in thousands)

US Treasury securities	$-	$-	$-	$-	$-	$-
US Agency securities	5,002	54	-	-	5,002	54
US Government sponsored mortgage-backed securities	23,457	228	-	-	23,457	228
Total	$28,459	$282	$-	$-	$28,459	$282

December 31, 2015:

US Treasury securities	$3,992	$8	$-	$-	$3,992	$8
US Agency securities	12,958	76	-	-	12,958	76
US Government sponsored mortgage-backed securities	31,091	195	-	-	31,091	195
Total	$48,041	$279	$-	$-	$48,041	$279

The amortized cost and estimated fair value of debt securities as of December 31, 2016, by contractual maturity, are shown in the following table.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity (dollars in thousands)
	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,003	$9,031
Due from one year to five years	22,061	22,194
Due from five years to ten years	1,961	2,046
US Government sponsored mortgage-backed securities	29,732	29,556
	$62,757	$62,827

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable

Loans receivable, including unfunded commitments consist of the following:

	December 31
	2016	2015
	(dollars in thousands)
Residential mortgage, total	$260,603	$285,930
Individually evaluated for impairment	20,403	26,087
Collectively evaluated for impairment	240,200	259,843

Construction, land acquisition and development, total	57,166	77,478
Individually evaluated for impairment	-	309
Collectively evaluated for impairment	57,166	77,169

Land, total	48,664	28,677
Individually evaluated for impairment	858	1,608
Collectively evaluated for impairment	47,806	27,069

Lines of credit, total	29,657	20,188
Individually evaluated for impairment	148	299
Collectively evaluated for impairment	29,509	19,889

Commercial real estate, total	195,710	174,912
Individually evaluated for impairment	5,656	6,321
Collectively evaluated for impairment	190,054	168,591

Commercial non-real estate, total	16,811	9,296
Individually evaluated for impairment	-	122
Collectively evaluated for impairment	16,811	9,174

Home equity, total	19,129	24,529
Individually evaluated for impairment	3,137	2,285
Collectively evaluated for impairment	15,992	22,244

Consumer, total	1,210	1,224
Individually evaluated for impairment	96	10
Collectively evaluated for impairment	1,114	1,214

Total Loans	628,950	622,234
Less
Unfunded commitments included above	(15,728)	(21,101)
	613,222	601,133
Individually evaluated for impairment	30,298	37,041
Collectively evaluated for impairment	582,924	564,092
	613,222	601,133
Allowance for loan losses	(8,969)	(8,758)
Deferred loan origination fees and costs, net	(2,944)	(2,719)
Net Loans	$601,309	$589,656

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

Construction, land acquisition and development loans are underwritten in accordance with our underwriting policies which include a financial analysis of the developers and property owners and construction cost estimates, in addition to independent appraisal valuations. These loans will rely on the value associated with the project upon completion. These cost and valuation estimates may be inaccurate. Construction loans generally involve the disbursement of substantial funds over a short period of time with repayment substantially dependent upon the success of the completed project rather than the ability of the borrower or guarantor to repay principal and interest.

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

Land loans are underwritten according to our policies which include independent appraisal valuations as well as the estimated value associated with the land upon completion of development. These cost and valuation estimates may be inaccurate. These loans are considered to be of a higher risk than other real estate loans due to their ultimate repayment being sensitive to general economic conditions, availability of long-term financing, interest rate sensitivity, and governmental regulation of real property.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Loans Receivable - Continued

Commercial non-real estate loans are underwritten in accordance with our policies and include evaluating historical and projected profitability and cash flow to determine the borrower's ability to repay their obligation as agreed. Commercial and industrial loans are made primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral supporting the loan facility. Accordingly, the repayment of a commercial and industrial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

Home equity loans are subject to the underwriting standards and processes similar to residential mortgages and are secured by one to four family dwelling units. Home equity loans have greater risk than residential mortgages as a result of the Bank being in a second lien position.

Consumer loans consist of loans to individuals through the Bank's retail network and are typically unsecured or secured by personal property. Consumer loans have a greater credit risk than residential loans because of the lower value of the underlying collateral, if any.

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

With respect to all loan segments, management does not charge off a loan, or a portion of a loan, until one of the following conditions have been met:

•
The loan has been foreclosed upon. Once the loan has been transferred from Loans Receivable to Foreclosed Real Estate, a charge off is recorded for the difference between the recorded amount of the loan and the net fair value of the underlying collateral.

•
An agreement to accept less than the recorded balance of the loan has been made with the borrower.  Once an agreement has been finalized, and any proceeds from the borrower are received, a charge off is recorded for the difference between the recorded amount of the loan and the net fair value of the underlying collateral.

•
The loan is considered to be impaired and either the fair value of the loan, the expected future cash flow from the loan, or the underlying collateral of the loan is insufficient to repay the carrying amount of the loan. The loan is written down  by the amount of the difference between the recorded balance and fair value described above.

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

The Company has experienced extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. An extension may be granted to allow for the completion of the project, marketing or sales of completed units, or to provide for permanent financing, and is based on a re-underwriting of the loan and management's assessment of the borrower's ability to perform according to the agreed-upon terms. Typically, at the time of an extension, borrowers are performing in accordance with contractual loan terms. Extension terms generally do not exceed 12 to 18 months and typically require that the borrower provide additional economic support in the form of partial repayment, additional collateral or guarantees. In cases where the fair value of the collateral or the financial resources of the borrower are deemed insufficient to repay the loan, reliance may be placed on the support of a guarantee, if applicable. However, such guarantees are not relied on when evaluating a loan for impairment and never considered the sole source of repayment.

The Company evaluates the financial condition of guarantors based on the most current financial information available. Most often, such information takes the form of (i) personal financial statements of net worth, cash flow statements and tax returns (for individual guarantors) and (ii) financial and operating statements, tax returns and financial projections (for legal entity guarantors). The Company’s evaluation is primarily focused on various key financial metrics, including net worth, leverage ratios, and liquidity. It is the Company's policy to update such information annually, or more frequently as warranted, over the life of the loan.

While the Company does not specifically track the frequency with which it has pursued guarantor performance under a guarantee, its underwriting process, both at origination and upon extension, as applicable, includes an assessment of the guarantor's reputation, creditworthiness and willingness to perform. Historically, when the Company has found it necessary to seek performance under a guarantee, it has been able to effectively mitigate its losses. As stated above, the Company’s ability to seek performance under a guarantee is directly related to the guarantor's reputation, creditworthiness and willingness to perform. When a loan becomes impaired, repayment is sought from both the underlying collateral and the guarantor (as applicable). In the event that the guarantor is unwilling or unable to perform, a legal remedy is pursued.

Construction loans are funded, at the request of the borrower, typically not more than once per month, based on the extent of work completed, and are monitored, throughout the life of the project, by independent professional construction inspectors and the Company's commercial real estate lending department. Interest is advanced to the borrower, upon request, based upon the progress of the project toward completion. The amount of interest advanced is added to the total outstanding principal under the loan commitment. Should the project not progress as scheduled, the adequacy of the interest reserve necessary to carry the project through to completion is subject to close monitoring by management. Should the interest reserve be deemed to be inadequate, the borrower is required to fund the deficiency. Similarly, once a loan is fully funded, the borrower is required to fund all interest payments.

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

In general, the Company's construction loans are used to finance improvements to commercial, industrial or residential property. Repayment is typically derived from the sale of the property as a whole, the sale of smaller individual units, or by a take-out from a permanent mortgage. The term of the construction period generally does not exceed two years. Loan commitments are based on established construction budgets which represent an estimate of total costs to complete the proposed project including both hard (direct) costs (building materials, labor, etc.) and soft (indirect) costs (legal and architectural fees, etc.). In addition, project costs may include an appropriate level of interest reserve to carry the project through to completion. If established, such interest reserves are determined based on (i) a percentage of the committed loan amount, (ii) the loan term, and (iii) the applicable interest rate. Regardless of whether a loan contains an interest reserve, the total project cost statement serves as the basis for underwriting and determining which items will be funded by the loan and which items will be funded through borrower equity. The Company has not advanced additional interest reserves to keep a loan from becoming nonperforming.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 3 - Loans Receivable – Continued

 The following is a summary of the allowance for loan losses for the years ended December 31, 2016 and December 31, 2015 (dollars in thousands):

2016	Total	Residential Mortgage	Acquisition and Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer

Beginning Balance	$8,758	$4,188	$446	$510	$57	$2,792	$234	$528	$3
Provision	(350)	(528)	(3)	352	(10)	(102)	160	(171)	(48)
Charge-offs	(468)	(151)	(13)	(59)	-	(178)	(17)	(50)	-
Recoveries	1,029	324	97	60	10	23	44	421	50
Ending Balance	$8,969	$3,833	$527	$863	$57	$2,535	$421	$728	$5

Allowance on loans individually evaluated for impairment	$2,373	$1,703	$-	$53	$15	$196	$-	$402	$4

Allowance on loans collectively evaluated for impairment	$6,596	$2,130	$527	$810	$42	$2,339	$421	$326	$1

2015	Total	Residential Mortgage	Acquisition and Development	Land	Lines of Credit	Commercial Real Estate	Commercial Non-Real Estate	Home Equity	Consumer

Beginning Balance	$9,435	$4,664	$362	$646	$12	$2,504	$280	$963	$4
Provision	(280)	(651)	84	(185)	(190)	368	59	236	(1)
Charge-offs	(1,522)	(454)	-	-	-	(80)	(154)	(834)	-
Recoveries	1,125	629	-	49	235	-	49	163	-
Ending Balance	$8,758	$4,188	$446	$510	$57	$2,792	$234	$528	$3

Allowance on loans individually evaluated for impairment	$2,282	$1,838	$-	$78	$30	$328	$5	$2	$1

Allowance on loans collectively evaluated for impairment	$6,476	$2,350	$446	$432	$27	$2,464	$229	$526	$2

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

The allowance for loan losses is based on management’s judgment and evaluation of the loan portfolio.  Management assesses the adequacy of the allowance for loan losses and the need for any addition thereto, by considering the nature and size of the loan portfolio, overall portfolio quality, review of specific problem loans, economic conditions that may affect the borrowers’ ability to pay or the value of property securing loans, and other relevant factors.  While management believes the allowance was adequate at December 31, 2016, changing economic and market conditions may require future adjustments to the allowance for loan losses.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

The following tables summarize impaired loans at December 31, 2016 and 2015 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2016
Residential mortgage	$11,065	$1,703	$9,338	$20,403	$21,030
Construction, acquisition and development	-	-	-	-	-
Land	417	53	441	858	858
Lines of credit	148	15	-	148	148
Commercial real estate	1,958	196	3,698	5,656	5,858
Commercial non-real estate	-	-	-	-	-
Home equity	1,608	402	1,529	3,137	3,747
Consumer	96	4	-	96	96
Total Impaired loans	$15,292	$2,373	$15,006	$30,298	$31,737

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2015
Residential mortgage	$11,885	$1,838	$14,202	$26,087	$26,656
Construction, acquisition and development	-	-	309	309	309
Land	639	78	969	1,608	1,723
Lines of credit	299	30	-	299	299
Commercial real estate	3,214	328	3,107	6,321	6,469
Commercial non-real estate	103	5	19	122	123
Home equity	16	2	2,269	2,285	3,251
Consumer	10	1	-	10	10
Total Impaired loans	$16,166	$2,282	$20,875	$37,041	$38,840

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

The following tables summarize average impaired loans for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
December 31, 2016
Residential mortgage	$10,785	$463	$12,747	$521	$23,532	$984
Construction, acquisition and Development	-	-	208	9	208	9
Land	489	26	1,026	27	1,515	53
Lines of credit	149	7	141	2	290	9
Commercial real estate	2,020	100	4,021	187	6,041	287
Commercial non-real estate	25	1	4	-	29	1
Home equity	679	7	1,889	75	2,568	82
Consumer	79	2	17	-	96	2
Total Impaired loans	$14,226	$606	$20,053	$821	$34,279	$1,427

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance		Total Impaired Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
December 31, 2015
Residential mortgage	$12,645	$540	$13,886	$564	$26,531	$1,104
Construction, acquisition and Development	114	1	573	29	687	30
Land	822	21	1,035	72	1,857	93
Lines of credit	25	1	321	18	346	19
Commercial real estate	2,933	134	2,179	166	5,112	300
Commercial non-real estate	213	5	10	13	223	18
Home equity	337	8	2,520	115	2,857	123
Consumer	11	-	414	3	425	3
Total Impaired loans	$17,100	$710	$20,938	$980	$38,038	$1,690

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

Included in the above impaired loans amount at December 31, 2016 is $20,446,000 of loans that are not in non-accrual status.  In addition, there was a total of $20,403,000 of residential real estate loans included in impaired loans at December 31, 2016, of which $17,075,000 were to consumers and $3,328,000 to builders.

The following tables present the classes of the loan portfolio, including unfunded commitments summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2016 and 2015 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2016
Residential mortgage	$251,763	$4,316	$4,524	$-	$260,603
Construction acquisition and Development	57,166	-	-	-	57,166
Land	47,886	-	778	-	48,664
Lines of credit	29,289	116	252	-	29,657
Commercial real estate	184,820	7,420	3,470	-	195,710
Commercial non-real estate	16,722	88	1	-	16,811
Home equity	16,056	472	2,601	-	19,129
Consumer	1,210	-	-	-	1,210
Total loans	$604,912	$12,412	$11,626	$-	$628,950

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015
Residential mortgage	$268,583	$12,457	$4,890	$-	$285,930
Construction acquisition and Development	77,168	71	239	-	77,478
Land	26,845	1,268	564	-	28,677
Lines of credit	19,521	368	299	-	20,188
Commercial real estate	155,766	13,208	5,938	-	174,912
Commercial non-real estate	9,151	125	20	-	9,296
Home equity	22,018	588	1,923	-	24,529
Consumer	1,224	-	-	-	1,224
Total loans	$580,276	$28,085	$13,873	$-	$622,234

Included in the Pass column were $15,728,000 and $21,101,000 in unfunded commitments at December 31, 2016 and 2015, respectively.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

Management further monitors the performance and credit quality of the loan portfolio by analyzing the payment histories and delinquencies of the loans within the portfolio.  There were no loans past due greater than 90 days and still accruing as of December 31, 2016 and 2015. Included in the Current column were $15,728,000 and $21,101,000 in unfunded commitments at December 31, 2016 and 2015, respectively. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2016 and 2015 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Non-Accrual
December 31, 2016
Residential mortgage	$1,472	$2,074	$964	$4,510	$256,093	$260,603	$3,580
Construction acquisition and development	-	-	-	-	57,166	57,166	-
Land	106	-	6	112	48,552	48,664	269
Lines of credit	-	-	-	-	29,657	29,657	150
Commercial real estate	-	171	515	686	195,024	195,710	2,938
Commercial non-real estate	-	-	-	-	16,811	16,811	1
Home equity	34	-	2,174	2,208	16,921	19,129	2,914
Consumer	4	-	-	4	1,206	1,210	-
Total loans	$1,616	$2,245	$3,659	$7,520	$621,430	$628,950	$9,852

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Non-Accrual
December 31, 2015
Residential mortgage	$1,593	$65	$2,461	$4,119	$281,811	$285,930	$3,191
Construction acquisition and development	-	-	-	-	77,478	77,478	244
Land	137	-	156	293	28,384	28,677	277
Lines of credit	149	-	-	149	20,039	20,188	483
Commercial real estate	253	-	292	545	174,367	174,912	2,681
Commercial non-real estate	-	-	-	-	9,296	9,296	-
Home equity	-	-	625	625	23,904	24,529	2,098
Consumer	3	-	-	3	1,221	1,224	-
Total loans	$2,135	$65	$3,534	$5,734	$616,500	$622,234	$8,974

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

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Unless otherwise noted, the Bank requires collateral or other security to support financial instruments with off-balance-sheet credit risk.

Financial Instruments Whose Contract Amounts Represent Credit Risk	Contract Amount At December 31,
	2016	2015
	(dollars in thousands)
Standby letters of credit	$4,022	$5,937
Home equity lines of credit	7,736	7,467
Unadvanced construction commitments	15,728	21,101
Mortgage loan commitments	574	3,233
Lines of credit	34,125	27,189
Loans sold and serviced with limited repurchase provisions	70,773	65,107

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions.  The majority of these standby letters of credit expire within twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes, except for certain standby letters of credit, that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of December 31, 2016 and 2015 for guarantees under standby letters of credit issued was $94,000 and $115,000, respectively.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable – Continued

Mortgage loan commitments not reflected in the accompanying statements of financial condition at December 31, 2016 included two loans at a fixed interest of 4.25% totaling $574,000 and at December 31, 2015 included seven loans at a fixed interest rate range of 3.75% to 8.00% totaling $3,233,000.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. The loans sold under these agreements for the years ended December 31, 2016 and 2015 were $149,990,000 and $157,420,000, respectively. The reserve recorded for these loans at December 31, 2016 and 2015 was $48,000 and $0, respectively.  These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within a period ranging generally from 120 to 180 days after the sale date depending on the investor’s agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. The Bank repurchased one loan in 2016 in the amount of $343,000 and no loans in 2015.

Only loans originated specifically for sale are recorded as held for sale at the period ended December 31, 2016 and December 31, 2015.

Except for the liability recorded for standby letters of credit of $94,000 and $115,000 at December 31, 2016 and 2015, respectively, liabilities for credit losses associated with these commitments were not material at December 31, 2016 and 2015.

Bancorp considers a modification of a loan term a Troubled Debt Restructure if Bancorp for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the debtor that it would not otherwise consider.  Prior to entering into a loan modification, Bancorp assesses the borrower’s financial condition to determine if the borrower has the means to meet the terms of the modification.  This includes obtaining a credit report on the borrower as well as the borrower’s tax returns and financial statements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

The following tables present newly restructured loans that occurred during the years ended December 31, 2016 and 2015 by the type of concession (dollars in thousands):

Year ended December 31, 2016
	Rate Modification	Contracts	Term Modifications	Contracts	Combination Modifications	Contracts	Total	Total Contracts

Pre-Modification Outstanding Recorded Investment:

Residential mortgage	$-	-	$-	-	$624	3	$624	3
Construction, acquisition and development	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total loans	$-	-	$-	-	$624	3	$624	3

Post-Modification Outstanding Recorded Investment:

Residential mortgage	$-	-	$-	-	$624	3	$624	3
Construction, acquisition and development	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-
Lines of credit	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total loans	$-	-	$-	-	$624	3	$624	3

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

All troubled debt restructurings are considered impaired loans. Impaired loans are evaluated for a potential loss following the criteria set forth earlier in this footnote.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable – Continued

Interest on TDRs was accounted for under the following methods as of December 31, 2016 and December 31, 2015 (dollars in thousands):

	Number of Contracts	Accrual Status	Number of Contracts	Non- Accrual Status	Total Number of Contracts	Total Modifications
December 31, 2016
Residential mortgage	48	$15,886	4	$2,137	52	$18,023
Construction, acquisition and Development	-	-	-	-	-	-
Land	2	170	1	6	3	176
Lines of credit	-	-	-	-	-	-
Commercial real estate	3	1,914	2	249	5	2,163
Commercial non-real estate	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	5	96	-	-	5	96
Total loans	58	$18,066	7	$2,392	65	$20,458

December 31, 2015
Residential mortgage	55	$20,831	3	$1,071	58	$21,902
Construction, acquisition and Development	1	71	-	-	1	71
Land	6	907	1	6	7	913
Lines of credit	-	-	-	-	-	-
Commercial real estate	4	2,464	2	252	6	2,716
Commercial non-real estate	4	103	-	-	4	103
Home equity	-	-	-	-	-	-
Consumer	1	10	-	-	1	10
Total loans	71	$24,386	6	$1,329	77	$25,715

There were three TDRs totaling $2,030,000 that were in a non-accrual status at December 31, 2016 because they failed to perform in accordance with the terms of their restructuring agreements.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Premises and Equipment

Premises and equipment are summarized by major classification as follows:

	December 31,		Estimated Useful Lives
	2016	2015
	(dollars in thousands)
Land	$1,537	$1,537	-
Building	29,464	29,464	39 Years
Leasehold improvements	2,202	1,676	15-27.5 Years
Furniture, fixtures and equipment	2,718	2,385	3-10 Years
Construction in process	81	37
Total at cost	36,002	35,099
Accumulated depreciation	(11,972)	(10,809)
	$24,030	$24,290

Depreciation expense was $1,164,000 and $1,137,000 for the years ended December 31, 2016 and 2015, respectively.

The Company has five retail branch locations in Anne Arundel County, Maryland, of which it owns three and leases two from third parties.  The current terms of the leases expire in July 2020 and February 2026.  There is no option to renew the lease for any additional terms on the first lease and an option to renew every three to five years on the second lease for twenty-five years.  In addition, the Bank leases office space in Annapolis, Maryland from a third party.  The lease expired January 2017, and was renewed  for an additional five year term.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Premises and Equipment - Continued

The minimum future annual rental payments on leases are as follows:

Years Ended December 31, (in thousands)
2017	$242
2018	225
2019	225
2020	185
2021	135
Thereafter	533

Total rent expense was $175,000 and $131,000 for the years ended December 31, 2016 and 2015, respectively.

The minimum future annual rental income on leases is as follows:

Years Ended December 31, (in thousands)
2017	$994
2018	945
2019	945
2020	716
2021	515
Thereafter	488

H.S. West, LLC, a subsidiary of the Bank, leases space to three unrelated companies and to a law firm of which the President of the Company and the Bank is a partner.  Total gross rental income included in occupancy expense on the Consolidated Statements of Operations was $1,004,000 and $970,000 for the years ended December 31, 2016 and 2015, respectively.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Foreclosed Real Estate

As of December 31, 2016, the Company had foreclosed real estate consisting of one residential property with a carrying value of $206,000 and six land parcels with a carrying value of $767,000.  During the year ended December 31, 2016, the Company sold a total of twelve properties previously included in foreclosed real estate.  The properties sold during 2016 had a combined net book value of $2,128,000 after total write-downs taken subsequent to their transfer from loans to foreclosed real estate of $246,000, and were sold at a combined net gain of $42,000.  The following table summarizes the changes in foreclosed real estate for the years ended December 31, 2016 and 2015 (dollars in thousands):

Foreclosed real estate at December 31, 2014	$1,947
Transferred from impaired loans, net of specific reserves of $0	2,234
Property improvements	-
Additional write downs	(58)
Property sold	(2,379)
Foreclosed real estate at December 31, 2015	$1,744
Transferred from impaired loans, net of specific reserves of $0	1,575
Property improvements	-
Additional write downs	(218)
Property sold	(2,128)
Foreclosed real estate at December 31, 2016	$973

Total foreclosed real estate expense for 2016 was $194,000.  Net gain on the property sales was $42,000, property write downs totaled $218,000,operating expense was $162,000 and net recoveries from properties sold in prior years was $145,000.  Total foreclosed real estate expense for 2015 was $230,000.  Net gain on the property sales was $49,000, property write downs totaled $58,000 and operating expense was $221,000.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction totaled $5,022,000 as of December 31, 2016.

Note 6 - Investment in Federal Home Loan Bank of Atlanta Stock

The Bank is required to maintain an investment in the stock of the FHLB in an amount equal to at least 1% of the unpaid principal balances of the Bank's residential mortgage loans or 1/20 of its outstanding advances from the FHLB, whichever is greater. Purchases and sales of stock are made directly with the FHLB at par value.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Deposits

Deposits in the Bank as of December 31, 2016 and 2015 consisted of the following:

Category	December 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Checking accounts	$63,137	11.04%	$56,096	10.71%
Money market accounts	66,356	11.60%	47,690	9.11%
Passbooks	110,492	19.32%	111,992	21.38%
Certificates of deposit	273,816	47.87%	277,778	53.03%
Non-interest bearing accounts	58,145	10.17%	30,215	5.77%
Total deposits	$571,946	100.00%	$523,771	100.00%

At December 31, 2016 scheduled maturities of certificates of deposit are as follows:

Amount
(dollars in thousands)
One year or less	$169,331
More than 1 year to 2 years	40,388
More than 2 years to 3 years	16,120
More than 3 years to 4 years	25,861
More than 4 years to 5 years	21,121
More than 5 years	995
$273,816

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $250,000 was $39,131,000 and $25,713,000 at December 31, 2016 and 2015, respectively.

Note 8 –Borrowings

Federal Home Loan Bank Borrowings

The Bank's total credit availability under the FHLB’s credit availability program was $232,193,000 and $192,672,000 at December 31, 2016 and 2015, respectively.  The Bank’s credit availability is based on the level of collateral pledged up to 30% of total assets. There were no short-term borrowings with the FHLB at December 31, 2016 and 2015. Advances outstanding were $100,000,000 at December 31, 2016 and $115,000,000 at December 31, 2015.  The maturities of these long-term advances at December 31, 2016 are as follows (dollars in thousands):

Rate	Amount	Maturity
2.43% to 4.05%	$70,000	2017
2.58% to 3.43%	15,000	2018
4.00%	15,000	2019

	$100,000

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 –Borrowings - Continued

The Bank's stock in the FHLB is pledged as security for the advances and under a blanket floating lien security agreement with the FHLB. The Bank is required to maintain as collateral for its advances, qualified loans in varying amounts depending on the loan type.  Loans with an approximate fair value of $338,060,000 are pledged as collateral at December 31, 2016.

Other Borrowings

On September 30, 2016, the Company entered into a loan agreement with a commercial bank whereby the Company borrowed $3,500,000 for a term of 8 years. The unsecured note bears interest at a fixed rate of 4.25% for the first 36 months then, at the option of the Company, converts to either (1) floating rate of the Wall Street Journal Prime plus .50% or (2) fixed rate at two hundred seventy five (275) basis points over the five year amortizing Federal Home Loan Bank rate for the remaining five years. Repayment terms are monthly interest only payments for the first 36 months, then quarterly principal payments of $175,000 plus interest. The loan is subject to a prepayment penalty of 1% of the principal amount prepaid during the first 36 months. If the Bancorp elects the 5 year fixed rate of 275 basis points over the Federal Home Loan Bank rate (“FHLB Rate Period”), the loan will be subject to a prepayment penalty of 2% during the first and second years of the FHLB Rate Period and 1% of the principal repaid during the third, fourth and fifth years of the FHLB Rate Period. The Company may make additional principal payments from internally generated funds of up to $875,000 per year during any fixed rate period without penalty. There is no prepayment penalty during any floating rate period.

Note 9 - Subordinated Debentures

The 2035 Debentures

As of December 31, 2016, the Company had outstanding approximately $20,619,000 principal amount of Junior Subordinated Debt Securities Due 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR (0.88% December 31, 2016) plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by the Company on January 7, 2010.

The 2035 Debentures were issued and sold to Severn Capital Trust I (the “Trust”), of which 100% of the common equity is owned by the Company.  The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures.  The 2035 Debentures held by the Trust are the sole assets of the Trust.  Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures.  The Company has entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee. $17,000,000 of the proceeds from the Company’s issuance of the debentures was contributed to the Bank, and qualifies as Tier 1 capital for the Bank under Federal Reserve Board guidelines.  Under the terms of the 2035 Indenture, the Company is permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods provided that no event of default has occurred and is continuing.  During the second quarter of 2016, the Company paid all of the deferred interest and as of December 31, 2016, the Company is current on all interest due on the 2035 Debenture.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Subordinated Debentures - Continued

Under the terms of the Company’s 2035 Debenture, the Company could not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of its capital stock, including common stock during any interest any interest deferral period. As of December 31, 2016, the Company was current with all interest payments due under the 2035 debenture.

The Series A Subordinated Notes

On November 15, 2008, the Company completed a private placement offering consisting of a total of 70 units, at an offering price of $100,000 per unit, for gross proceeds of $7.0 million. Each unit consisted of 6,250 shares of the Company's Series A preferred stock and the Company's Subordinated Note in the original principal amount of $50,000. In the aggregate, the Series A Preferred Stock totaled $3.5 million and the Subordinated Note totaled $3.5 million.

On September 30, 2016 the $3,500,000 aggregate principal amount of Subordinated Notes outstanding  was paid in full. Previously, the Subordinated Notes earned interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September and December which commenced December 31, 2008.  The Subordinated Notes were redeemable in whole or in part at the option of The Company at any time beginning on December 31, 2009 until maturity.

Note 10 – Employee Benefit Plans

The Bank has a 401(k) Retirement Savings Plan.  Employees may contribute a percentage of their salary up to the maximum amount allowed by law. The Bank matches 50% of the first 6% of an employee's contribution.. All employees who have completed one year of service with the Bank are eligible to participate in the company match. The Bank's contributions to this plan were $215,000, and $217,000 for the years ended December 31, 2016 and 2015, respectively.

The Bank has an Employee Stock Ownership Plan ("ESOP") for the exclusive benefit of participating employees. The Bank recognized ESOP expense of $140,000 for each of the years ended December 31, 2016 and 2015. The plan and had allocated shares totaling 549,428 and 519,025, and had unallocated shares to participants in the plan totaling 30,000 shares and 10,000 shares as of December 31, 2016 and 2015, respectively.  The fair value of the unallocated shares at December 31, 2016 was approximately $237,000.

Note 11 - Stockholders’ Equity

Series A Preferred Stock

As part of the private placement offering discussed in Note 9, the Company issued a total of 437,500 shares of its Series A 8.0% Non-Cumulative Convertible preferred stock (“Series A preferred stock”). The liquidation preference is $8.00 per share.  Holders of Series A preferred stock will not be entitled to any further liquidation distribution on the Series A preferred stock. Each share of Series A preferred stock is convertible at the option of the holder into one share of the Company common stock, subject to adjustment upon certain corporate events. The initial conversion rate is equivalent to an initial conversion price of $8.00 per share of the Company common stock. At the option of the Company, on and after December 31, 2015, at any time and from time to time, some or all of the Series A preferred stock may be converted into shares of the Company common stock at the then-applicable conversion rate.  Costs related to the issuance of the preferred stock totaled $247,000 and were netted against the proceeds.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Stockholders’ Equity - Continued

If declared by the Company's board of directors, cash dividends at an annual rate of 8.0% will be paid quarterly in arrears on the last day of March, June, September and December commencing December 31, 2008. Dividends will not be paid on the Company’s common stock in any quarter until the dividend on the Series A Preferred Stock has been paid for such quarter; however, there is no requirement that the Company's board of directors declare any dividends on the Series A Preferred Stock and any unpaid dividends shall not be cumulative.  On June 30, 2016 and September 30, 2016 and December 31, 2016, the Company declared and paid dividends on the Series A Preferred Stock in the amount of $70,000 each.  Prior to that, the Company had not paid a dividend on the Series A Preferred Stock since the first quarter of 2012.

Series B Preferred Stock

On November 21, 2008, the Company entered into an agreement with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold (i) 23,393 shares of its Series B Fixed Rate Cumulative Perpetual preferred stock, par value $0.01 per share and liquidation preference $1,000 per share, (the “Series B preferred stock”) and (ii) a warrant (the “Warrant”) to purchase 556,976 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $23,393,000.  Costs related to the issuance of the preferred stock and warrants totaled $45,000 and were netted against the proceeds.  On September 25, 2013, the Treasury sold all of its 23,393,000 shares of Series B preferred stock to outside investors as part of their ongoing efforts to wind down and recover its remaining investments under the Troubled Asset Relief Program (“TARP’).  The terms of the Series B preferred stock remained the same.  The Treasury continues to hold the Warrant.

The Series B preferred stock qualified as Tier 1 capital and paid cumulative compounding dividends at a rate of 9% per annum. The Series B preferred stock was redeemable by the Company.

On May 11, 2016, the Company redeemed 10,000 shares of the Series B Preferred Stock for a payment of $10,000,000 and on September 8, 2016, the Company redeemed the remaining 13,393 shares for $13,393,000.

On April 15, 2016, the Company paid all unpaid cumulative dividends and interest in arrears on the Series B Preferred Stock totaling $7,590,000.  On May 11, 2016, the Company declared and paid a dividend of $326,000 on the Series B Preferred Stock, on August 11, 2016 it declared and paid a dividend of $301,000 and on September 8, 2016 a final dividend of $77,000 was paid.

The Series B Warrant

The Warrant has a 10-year term and is immediately exercisable at an exercise price of $6.30 per share of Common Stock.   The exercise price and number of shares subject to the Warrant are both subject to anti-dilution adjustments. Pursuant to the Purchase Agreement, Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant. The warrant expires November 21, 2018

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Stockholders’ Equity - Continued

Dividend Restrictions

The Company’s ability to declare dividends on its common stock is limited by the terms of the Company’s Series A Preferred Stock and previously Series B Preferred Stock.  The Company may not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire or make a liquidation payment relating to, or make any guarantee payment with respect to its common stock in any quarter until the dividend on the Series A Preferred Stock has been declared and paid for such quarter, subject to certain minor exceptions.

Note 12- Stock-Based Compensation

The Company has a stock-based compensation plan for directors, officers, and other key employees of the Company.  The aggregate number of shares of common stock that may be issued with respect to the awards granted under the plan is 500,000 plus any shares forfeited under the Company’s old stock-based compensation plan.  Under the terms of the plan, the Company has the ability to grant various stock compensation incentives, including stock options, stock appreciation rights, and restricted stock.  The number of shares available to grant under the plan was 260,501 at December 31, 2016.  The stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors.  Under the stock based compensation plan, stock options generally have a maximum term of ten years, and are granted with an exercise price at least equal to the fair market value of the common stock on the date the options are granted.  Generally, options granted to directors of the Company vest immediately, and options granted to officers and employees vest over a five-year period, although the Compensation Committee has the authority to provide for different vesting schedules.

The Company follows FASB ASC 718, Compensation – Stock Compensation (FASB ASC 718) to account for stock-based compensation.  FASB ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statement of operations at fair value.  FASB ASC 718 requires an entity to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award.  The expense is recognized over the period during which an employee is required to provide service in exchange for the award.

Stock-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2016 and 2015 totaled $184,000 and $120,000, respectively.  There was no income tax benefit recognized in the consolidated statements of operations for stock-based compensation for the years ended December 31, 2016 and 2015.

There were 74,000 options granted in 2016 and 111,500 options granted in 2015.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12- Stock-Based Compensation – Continued

Information regarding the Company’s stock option plan as of and for the years ended December 31, 2016 and 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	328,200	4.33
Options granted	111,500	5.85
Options exercised	(21,500)	4.48
Options forfeited	(78,400)	4.29
Options outstanding, December 31, 2015	339,800	4.83
Options granted	74,000	6.98
Options exercised	(18,800)	3.96
Options forfeited	(55,500)	5.08
Options outstanding, December 31, 2016	339,500	5.31	4.89	$878,385
Options exercisable, December 31, 2016	138,066	4.48	1.89	$472,635
Option price range at December 31, 2016		$3.37 to $7.48

The aggregate intrinsic value of the options outstanding as of December 31, 2016 and December 31, 2015 was $878,000 and $323,000, respectively.  The aggregate intrinsic value of the options exercisable as of December 31, 2016 and December 31, 2015 was $473,000 and $165,000, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2016 and 2015 were $74,000 and $27,000, respectively.

The stock-based compensation expense amounts were derived using the Black-Scholes option-pricing model.  The following weighted average assumptions were used to value options granted in current and prior periods presented.

	2016	2015
Expected life of options	5.5 years	5.5 years
Risk-free interest rate	1.77%	1.71%
Expected volatility	58.32%	61.84%
Expected dividend yield	0.00%	0.00%
Weighted average fair value of options granted	$3.55	$3.16

The expected life of options amount is based on the vesting period and the expiration date of the options granted.  The Risk-free interest rate is based on the US Treasury’s five year Treasury note rate at the time of the option grant.  The expected volatility is based on the closing common stock price of the Company over a five year period.  The expected dividend yield is based on the Company’s current policy of not paying a common stock dividend.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12- Stock-Based Compensation – Continued

The following table summarizes the nonvested options in the Company’s stock option plan as of December 31, 2016.

	Shares	Weighted Average Exercise Price
Nonvested options outstanding, December 31, 2015	235,570	$5.13
Nonvested options granted	74,000	6.98
Nonvested options vested	(52,636)	4.87
Nonvested options forfeited	(55,500)	5.08
Nonvested options outstanding, December 31, 2016	201,434	$5.89

As of December 31, 2016, there was approximately $640,200 of total unrecognized stock-based compensation cost related to non-vested stock options, which is expected to be recognized over a period of sixty months.

Note 13- Regulatory Matters

As of December 31, 2016, the Company’s reservable liability was below the threshold established by the Federal Reserve Bank and therefore, the Company was not required to maintain reserves (in the form of deposits with the Federal Reserve Bank or a correspondent bank on behalf of the Federal Reserve Bank.)

Federal banking agencies have adopted proposals that have substantially amended the regulatory capital rules applicable to the Company and the Bank.  The amendments implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.  The amended rules establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets.  The amended rules were effective with respect to the Company and the Bank in January 2015, with certain requirements to be phased in during 2016.

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

As of December 31, 2016, the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13- Regulatory Matters – Continued

The following table presents the Bank's actual capital amounts and ratios at December 31, 2016 and 2015:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%	Amount	%
			(dollars in thousands)
December 31, 2016
Tangible (1)	$98,970	12.9%	$11,488	1.50%	N/A	N/A	N/A	N/A
Tier 1 capital (2)	98,970	16.5%	35,977	6.00%	$39,725	6.6%	$47,969	8.00%
Common Equity Tier 1	98,970	16.5%	26,983	4.50%	30,730	5.1%	38,975	6.50%
Leverage (1)	98,970	12.9%	30,634	4.00%	35,420	4.6%	38,292	5.00%
Total (2)	106,517	17.8%	47,969	8.00%	51,717	8.6%	59,962	10.00%

December 31, 2015
Tangible (1)	$112,959	14.8%	$11,423	1.50%	N/A	N/A	N/A	N/A
Tier 1 capital (2)	112,959	19.6%	34,626	6.00%	N/A	N/A	$46,168	8.00%
Common Equity Tier 1	112,959	19.6%	25,970	4.50%	N/A	N/A	37,512	6.50%
Leverage (1)	112,959	14.8%	30,461	4.00%	N/A	N/A	38,076	5.00%
Total (2)	120,193	20.8%	46,168	8.00%	N/A	N/A	57,710	10.00%
(1) To adjusted total assets.
(2) To risk-weighted assets.

The Bank operated under a Formal Agreement dated April 13, 2013 with the Office of the Comptroller of the Currency (the”OCC”). This agreement replaced the former Supervisory Agreement dated November 23, 2009 that the Bank had with the now defunct Office of Thrift Supervision (the “OTS”). The Bank satisfied all of the conditions of the Formal Agreement and on October 15, 2015 it was notified by the OCC that the agreement was terminated.

The Company previously operated under a Supervisory Agreement dated November 23, 2009 with the now defunct OTS. Upon the abolishment of the OTS on July 21, 2011, the Federal Reserve Bank assumed the regulation of the Company. The Company satisfied all of the conditions of the Supervisory Agreement and on January 21, 2016 it was notified by the Federal Reserve Bank that agreement was terminated.

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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Income Taxes

The income tax provision consists of the following for the years ended December 31:

	2016	2015
Current
Federal	$94	$83
State	30	7
	124	90
Deferred
Federal	1,909	1,486
State	438	321
	2,347	1,807
Valuation allowance	(12,485)	(1,807)

Total income tax provision	$(10,014)	$90

The amount computed by applying the statutory federal income tax rate to income before taxes is less than the tax provision for the following reasons for the years ended December 31:

	2016		2015
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income

Statutory Federal income tax rate	$1,879	34.0%	$1,572	34.0%
State tax net of Federal income tax benefit	323	5.8%	216	4.7%
Valuation allowance change	(12,485)	(225.9%)	(1,807)	(39.1)%
Other adjustments	269	4.9%	109	2.4%
	$(10,014)	(181.2%)	$90	2.0%

The Company does not have a liability related to tax positions at December 31, 2016 or 2015.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Income Taxes - Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below:

	2016	2015

	(dollars in thousands)
Deferred Tax Assets:
Allowance for loan losses	$4,636	$5,456
Reserve on foreclosed real estate	161	552
Reserve for uncollected interest	433	143
Reserve for contingent liability	56	57
Federal net operating loss carryforwards	5,850	7,306
State net operating loss carryforwards	1,298	1,457
Charitable contribution carryforwards	297	319
AMT	192	-
Other	-	88
Total deferred tax assets	12,923	15,378
Valuation allowance	-	(12,485)
Total deferred tax assets, net of valuation allowance	12,923	2,893

Deferred Tax Liabilities:
Federal Home Loan Bank stock dividends	(82)	(84)
Loan origination costs	(801)	(733)
Accelerated depreciation	(1,473)	(1,544)
Prepaid expenses	(264)	(278)
Mortgage servicing rights	(220)	(252)
Other	(2)	(2)
Total deferred tax liabilities	(2,842)	(2,893)

Net deferred tax assets	$10,081	$-

At December 31, 2016, federal net operating losses totaled $17,205,000 and expire in 2033 and 2034.  The state net operating losses totaled $23,573,000 and expire at various times from 2023 through 2033.

In assessing the realizability of federal or state deferred tax assets at December 31, 2016, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and prudent, feasible and permissible as well as available tax planning strategies in making this assessment.  Given the consistent earnings and improving asset quality, the Company’s analysis concluded that, as of June 30, 2016, it is more likely than not that it will generate sufficient taxable income within the applicable carry-forward periods to realize its net deferred tax asset. As such, the full valuation allowance of $11,837,000 was reversed to income tax expense at June 30, 2016. The Company’s net deferred tax asset was $10,081,000 as of December 31, 2016.  Based on its review of all available evidence management determined it was more likely than not that the deferred tax assets will not be realized and accordingly determined that a valuation allowance should be recorded as of December 31, 2015.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Income Taxes - Continued

The Company will continue to have the benefit of the net operating loss carryforward relating to the deferred tax asset, and will have the ability to utilize the carryforward against future federal and state income taxes.

The statute of limitations for Internal Revenue Service examination of the Company’s federal consolidated tax returns remains open for tax years 2013 through 2016.

Note 15 - Related Party Transactions

During the years ended December 31, 2016 and 2015, the Bank engaged in the transactions described below with parties that are deemed affiliated.

During January 2007, a law firm, in which the President of the Company and the Bank is a partner, entered into a five year lease agreement with a subsidiary of the Company.  The term of the lease is five years with the option to renew the lease for three additional five year terms.  The second option to renew was exercised in January 2017.  The total payments received by the subsidiary, which includes rent, common area maintenance and utilities were $270,000 and $266,000 for the years ended December 31, 2016 and 2015, respectively.  In addition, the law firm represents the Company and the Bank in certain legal matters. The fees for services rendered by that firm were $228,000, and $206,000 for the years ended December 31, 2016 and 2015 respectively.

Members of the Board of Directors of the Company had loans outstanding totaling $3,060,000 and $3,186,000 at December 31, 2016 and 2015, respectively.  The following table shows loan activity for the year ended December 31, 2016:

2016
Beginning balance as of December 31, 2015	$3,186,000
Loan funding	133,000
Loan pay off/payment	(259,000)
Ending balance as of December 31, 2016	$3,060,000

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

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2016 and December 31, 2015.

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

Impaired loans are those for which the Company has measured impairment based on the present value of expected future cash flows or on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $15,292,000 and $16,166,000 at December 31, 2016 and December 31, 2015, respectively, less their valuation allowances of $2,373,000 and $2,282,000 at December 31, 2016 and December 31, 2015, respectively.  The fair value of four impaired collateral-dependent loans that were partially charged off during the year ended December 31, 2016 totaled $2,137,000 net of charge-offs of $90,000.  The fair value of seven impaired collateral-dependent loans that were partially charged off during the year ended December 31, 2015 totaled $3,219,000 net of charge-offs of $622,000.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Fair Value of Financial Instruments – Continued

Foreclosed Real Estate:
Real estate acquired through foreclosure is included in the following disclosure at the fair value of the property, less estimated disposal costs. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using current estimates of fair value.

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring and recurring basis by level within the fair value hierarchy as of December 31, 2016:

		December 31, 2016 Fair Value Measurement Using:
	December 31, 2016	QuotedPrices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nonrecurring fair value measurements
Impaired loans	$15,056	$-	$-	$15,056
Foreclosed real estate	767	-	-	767
Total nonrecurring fair value measurements	$15,823	$-	$-	$15,823

Recurring fair value measurements
Mortgage servicing rights	$557	$-	$-	$557
Rate lock commitments	162	-	162	-
Mandatory forward contracts	153	-	153	-
Total recurring fair value measurements	$872	$-	$315	$557

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Fair Value of Financial Instruments – Continued

The following table sets forth financial assets that were accounted for at fair value on a nonrecurring and recurring basis by level within the fair value hierarchy as of December, 31, 2015:

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

There were no liabilities that were required to be re-measured on a nonrecurring basis at December 31, 2016 or December 31, 2015.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Fair Value of Financial Instruments – Continued

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2016
Impaired loans	$12,919	PV of future cash flows (1)	Discount Rate	-6.00%
	$2,137	Appraisal of collateral (2)	Liquidation expenses (3)	-6.00%

Foreclosed real estate	$767	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-10.0% to -10.0% (-10.0%)

December 31, 2015
Impaired loans	$13,884	PV of future cash flows (1)	Discount Rate	-6.00%
	$3,219	Appraisal of collateral (2)	Liquidation expenses (3)	-6.00%

Foreclosed real estate	$543	Appraisal of collateral (2),(4)	Appraisal adjustments (3)	-6.12% to -7.31% (-6.24%)

(1)	Cash flow which generally include various level 3 inputs which are not identifiable.
(2)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Fair Value of Financial Instruments – Continued

The estimated fair values of the Company's financial instruments as of December 31, 2016 and December 31, 2015 were as follows:

			Fair Value Measurement at December 31, 2016
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets	(dollars in thousands)
Cash and cash equivalents	$67,114	$67,114	$67,114	$-	$-
Investment securities (HTM)	62,757	62,827	13,165	49,662-	-
Loans held for sale	10,307	10,313	-	10,313	-
Loans receivable, net	601,309	602,953	-	-	601,609
FHLB stock	4,933	4,933	-	4,933	-
Accrued interest receivable	2,249	2,249	-	2,249	-
Mortgage servicing rights	557	557	-	-	557
Rate lock commitments	162	162	-	162	-
Mandatory forward contracts	153	153	-	153	-
Financial Liabilities
Deposits	$571,946	$572,556	-	572,556	-
Long-Term Borrowings	103,500	101,461	-	97,961	-
Subordinated debentures	20,619	20,619	-	-	20,619
Accrued interest payable	538	538	-	538	-

Off Balance Sheet Commitments	$-	$-	$-	$-	$-

			Fair Value Measurement at December 31, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets	(dollars in thousands)
Cash and cash equivalents	$43,591	$43,591	$43,591	$-	$-
Investment securities (HTM)	76,133	76,310	21,325	54,985	-
Loans held for sale	13,203	13,295	-	13,295	-
Loans receivable, net	589,656	593,742	-	-	593,742
FHLB stock	5,626	5,626	-	5,626	-
Accrued interest receivable	2,218	2,218	-	2,218	-
Mortgage servicing rights	623	623	-	-	623
Rate lock commitments	141	141	-	141	-
Mandatory forward contracts	111	111	-	111	-
Financial Liabilities
Deposits	$523,771	$524,458	-	524,458	-
Long-Term Borrowings	115,000	110,759	-	110,759	-
Subordinated debentures	24,119	24,119	-	-	24,119
Accrued interest payable	3,137	3,137	-	3,137	-
Off Balance Sheet Commitments	$-	$-	$-	$-	$-

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Fair Value of Financial Instruments – Continued

The foregoing information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2016 and 2015.

Cash and cash equivalents:
The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents approximate those assets’ fair values.

Investment Securities:
The Company utilizes a third party source to determine the fair value of its securities.  The methodology consists of pricing models based on asset class and includes available trade, bid, other market information, broker quotes, proprietary models, various databases and trading desk quotes.  All of the Company’s investments are considered Level 2.

FHLB stock:
The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.  Based on our evaluation, we have concluded that our FHLB stock was not impaired at December 31, 2016 and 2015.

Loans held for sale:
The fair value of loans held for sale is based primarily on mandatory contracts.

Loans receivable:s
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

 Derivative Instruments:
 Mortgage banking derivatives used in the ordinary course of business primarily consist of mandatory forward sales contracts (“forward contract”) and rate lock commitments.  The fair value of the Company’s derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants.  The pricing is derived from observable market inputs that can generally be verified and do not typically involve significant judgment by the Company.  Forward contracts and rate lock loan commitments are classified as Level 2 in the fair value hierarchy.

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Note 16 - Fair Values of Financial Instruments – Continued

Mortgage servicing rights:
The fair value of mortgage servicing rights is determined using a valuation model administered by a third party that calculates the present value of estimated future net servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service (including delinquency and foreclosure costs), escrow account earnings, contractual servicing fee income and other ancillary income such as late fees.  Management reviews all significant assumptions on a quarterly basis.  Mortgage loan prepayment speed, a key assumption in the model, is the annual rate at which borrowers are forecasted to repay their mortgage loan principal.  The discount rate used to determine the present value of estimated future net servicing income, another key assumption in the model, is an estimate of the required rate of return investors in the market would require for an asset with similar risk.  Both assumptions can, and generally will, change as market conditions and interest rates change.

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

Long-term borrowings:
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

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Condensed Financial Information (Parent Company Only)

Information as to the financial position of Severn Bancorp, Inc. as of December 31, 2016 and 2015 and results of operations and cash flows for each of the years ended December 31, 2016 and 2015 is summarized below.

	December 31,
	2016	2015

	(dollars in thousands)
Statements of Financial Condition

Cash	$2,012	$993
Equity in net assets of subsidiaries:
Bank	105,898	113,294
Non-Bank	3,014	3,881
Other assets	1,265	912

Total assets	$112,189	$119,080

Subordinated debentures	$20,619	$24,119
Other liabilities	3,640	8,505

Total liabilities	24,259	32,624

Stockholders’ equity	87,930	86,456

Total liabilities and stockholders’ equity	$112,189	$119,080

	December 31,
	2016	2015

Statements of Operations
Interest income	$-	$-
Interest expense on subordinated debentures	973	1,322

Net interest expense	(973)	(1,322)

General and administrative expenses	229	243
Provision for loan losses	-	-
Loss before income taxes and equity in undistributed net income of subsidiaries	(1,202)	(1,565)

Income tax (benefit) expense	(1,004)	-
Equity in undistributed net income of subsidiaries	15,738	6,100

Net income	$15,540	$4,535

SEVERN BANCORP, INC. AND SUBSIDIARIES
Annapolis, Maryland
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Condensed Financial Information (Parent Company Only) - Continued

	For the Years Ended December 31,
	2016	2015
	(dollars in thousands)
Statements of Cash Flows

Cash Flows from Operating Activities:
Net income	$15,540	$4,535
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(15,738)	(6,100)
Deferred tax benefit	(531)	-
Provision for loan losses	-	-
Decrease in other assets	178	8
Stock-based compensation expense	184	120
Increase in other liabilities	(1,965)	1,018

Cash used in operating activities	(2,332)	(419)

Cash Flows from Investing Activities:
Contributions from subsidiaries	24,000	-

Cash used in investing activities	24,000	-

Cash Flows from Financing Activities:
Repayment of borrowed funds, long-term	(3,500)
Additional borrowed funds, long-term	3,500	-
Series A Preferred Stock dividend	(210)
Series B Preferred Stock dividend	(7,630)
Stock redemption of Series B Preferred Stock	(23,393)
Net proceeds from Common Stock issuance	10,510
Proceeds from exercise of options	74	96

Cash (used in) provided by financing activities	(20,649)	96

Increase (decrease) in cash and cash equivalents	1,019	(323)

Cash and cash equivalents at beginning of year	993	1,316

Cash and cash equivalents at end of year	$2,012	$993