Form 10-Q
period 2017-03-31
SEVERN BANCORP INC
filed 2017-05-15
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non- accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value – 12,128,204 shares outstanding as of May 15, 2017

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

Caution Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as other periodic reports filed with the Securities and Exchange Commission (“SEC”), and written or oral communications made from time to time by or on behalf of Severn Bancorp and its subsidiaries (the “Company”), may contain statements relating to future events or future results of the Company that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,”  “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.”  Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth, and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements.  These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2016 Annual Report on Form 10-K, Item 1A of Part II of this report on Form 10-Q, and the following:

•
general business and economic conditions nationally or in the markets that the Company serves could adversely affect, among other things, real estate prices, unemployment levels, and consumer and business confidence, which could lead to decreases in the demand for loans, deposits, and other financial services that we provide and increases in loan delinquencies and defaults;

•
changes or volatility in the capital markets and interest rates may adversely impact the value of securities, loans, deposits, and other financial instruments and the interest rate sensitivity of our balance sheet as well as our liquidity;

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;
•	our investment securities portfolio is subject to credit risk, market risk, and liquidity risk as well as changes in the estimates we use to value certain of the securities in our portfolio;
•	the effect of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance, and other aspects of the financial services industry;
•	competitive factors among financial services companies, including product and pricing pressures, and our ability to attract, develop, and retain qualified banking professionals;
•	the effect of fiscal and governmental policies of the United States (“U.S.”) federal government;
•	the effect of any mergers, acquisitions, or other transactions to which we or our subsidiary may from time to time be a party;
•	costs and potential disruption or interruption of operations due to cyber-security incidents;
•
the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board, and other regulatory agencies; and

•
geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism, and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad.

Forward-looking statements speak only as of the date of this report.  The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events except as required by federal securities laws.

ii

PART I– FINANCIAL INFORMATION

Item 1.	Financial Statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Cash and due from banks	$19,782	$39,396
Federal funds sold and interest-earning deposits in other banks	63,775	27,718
Cash and cash equivalents	83,557	67,114
Securities available for sale, at fair value	7,151	-
Securities held to maturity (fair value of $59,389 at March 31, 2017 and $62,827 at December 31, 2016)	59,283	62,757
Loans held for sale, at fair value	2,755	10,307
Loans receivable	609,741	610,278
Allowance for loan losses	(8,332)	(8,969)
Loans, net	601,409	601,309
Real estate acquired through foreclosure	1,243	973
Restricted stock investments	4,701	5,103
Premises and equipment, net	23,792	24,030
Accrued interest receivable	2,262	2,249
Deferred income taxes	9,473	10,081
Other assets	3,114	3,562
Total assets	$798,740	$787,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest bearing	$77,982	$58,145
Interest-bearing	515,780	513,801
Total deposits	593,762	571,946
Long-term borrowings	93,500	103,500
Subordinated debentures	20,619	20,619
Accrued expenses and other liabilities	2,019	3,490
Total liabilities	709,900	699,555

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
Preferred stock series “A,” 437,500 shares issued and outstanding and $3,500 liquidation preference at both March 31, 2017 and December 31, 2016	4	4
Common stock, $0.01 par value, 20,000,000 shares authorized; 12,128,204 and 12,123,179 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	121	121
Additional paid-in capital	64,098	63,960
Retained earnings	24,632	23,845
Accumulated other comprehensive loss	(15)	-
Total stockholders’ equity	88,840	87,930
Total liabilities and stockholders’ equity	$798,740	$787,485

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Interest income:	(unaudited)
Loans	$7,131	$7,107
Securities	269	311
Other earning assets	157	86
Total interest income	7,557	7,504
Interest expense:
Deposits	975	979
Long-term borrowings and subordinated debentures	996	1,290
Total interest expense	1,971	2,269
Net interest income	5,586	5,235
Reversal of provision for loan losses	(275)	-
Net interest income after reversal of provision for loan losses	5,861	5,235
Noninterest income:
Mortgage-banking revenue	535	721
Real estate commissions	380	118
Real estate management fees	194	165
Other noninterest income	249	246
Total noninterest income	1,358	1,250
Noninterest expense:
Compensation and related expenses	3,757	3,636
Occupancy	336	452
Legal fees	28	130
Write-downs, losses, and costs of real estate acquired through foreclsoure, net	33	45
Federal Deposit Insurance Corpation insurance premiums	(2)	130
Professional fees	135	172
Advertising	206	133
Online charges	196	257
Credit report and appraisal fees	103	103
Other	883	520
Total noninterest expense	5,675	5,578
Net income before income tax provision	1,544	907
Income tax provision	619	-
Net income	925	907
Amortization of discount on preferred stock	(68)	(68)
Dividends on preferred stock	(70)	(526)
Net income available to common stockholders	$787	$313
Net income per common share - basic	$0.06	$0.03
Net income per common share - diluted	$0.06	$0.03

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Net income	$925	$907
Other comprehensive loss item - unrealized holding losses on available-for-sale securities arising during the period (net of tax benefit of $10 in 2017)	(15)	-
Total other comprehensive loss	(15)	-
Total comprehensive income	$910	$907

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)

	Three Months Ended March 31, 2017 (unaudited)
	Number of Shares of Preferred Stock	Number of Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2017	437,500	12,123,179	$4	$121	$63,960	$23,845	$-	$87,930
Net income	-	-	-	-	-	925	-	925
Stock-based compensation	-	-	-	-	53	-	-	53
Dividend declared on Series A preferred stock	-	-	-	-	-	(70)	-	(70)
Amortization of discount on Series B preferred stock	-	-	-	-	68	(68)	-	-
Options exercised	-	5,025	-	-	17	-	-	17
Other comprehensive loss	-	-	-	-	-	-	(15)	(15)
Balance at March 31, 2017	437,500	12,128,204	$4	$121	$64,098	$24,632	$(15)	$88,840

	Three Months Ended March 31, 2016 (unaudited)
	Number of Shares of Preferred Stock	Number of Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2016	460,893	10,088,879	$4	$101	$76,335	$10,016	$-	$86,456
Net income	-	-	-	-	-	907	-	907
Stock-based compensation	-	-	-	-	48	-	-	48
Dividend declared on Series B preferred stock	-	-	-	-	-	(526)	-	(526)
Amortization of discount on Series B preferred stock	-	-	-	-	68	(68)	-	-
Balance at March 31, 2016	460,893	10,088,879	$4	$101	$76,451	$10,329	$-	$86,885

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:	(unaudited)
Net income	$925	$907
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	298	286
Amortization of deferred loan fees	(264)	(297)
Net amortization of premiums and discounts	(76)	104
Reversal of provision for loan losses	(275)	-
Write-downs and losses on real estate acquired through foreclosure, net of gains	40	13
Gain on sale of mortgage loans held for sale	(535)	(721)
Proceeds from sale of mortgage loans held for sale	10,757	36,609
Originations of mortgage loans held for sale	(2,670)	(28,409)
Stock-based compensation	53	48
Deferred income taxes	619	-
(Increase) decrease in accrued interest receivable	(13)	20
Decrease in other assets	447	30
(Decrease) increase in accrued expenses and other liabilities	(1,541)	1,438
Net cash provided by operating activities	7,765	10,028
Cash flows from investing activities:
Loan principal (disbursements), net of repayments	(76)	(3,286)
Redemption of restricted stock investments	402	13
Purchases of premises and equipment, net	(60)	(60)
Activity in securities held to maturity:
Purchases	-	(1,021)
Maturities/calls/repayments	3,542	2,293
Activity in available-for-sale securities:
Purchases	(7,176)	-
Maturities/calls/repayments	8	-
Proceeds from sales of real estate acquired through foreclosure	205	578
Net cash used in investing activities	(3,155)	(1,483)
Cash flows from financing activities:
Net increase in deposits	21,816	962
Repayment of long-term borrowings	(10,000)	-
Proceeds from exercise of stock options	17	-
Net cash provided by financing activities	11,833	962
Increase in cash and cash equivalents	16,443	9,507
Cash and cash equivalents at beginning of period	67,114	43,591
Cash and cash equivalents at end of period	$83,557	$53,098
Supplemental Information:
Interest paid on deposits and borrowed funds	$2,002	$1,962
Income taxes paid	52	-
Real estate acquired in satisfaction of loans	515	584

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three months ended March 31, 2017 and 2016 is unaudited)

Note 1 -  Summary of Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of Severn Bancorp, Inc. and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 8-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry.  In the opinion of management, all adjustments (comprising only of those of a normal recurring nature) necessary for a fair presentation of the results of operations for the interim periods presented have been made. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017 or any other interim or future period.  Events occurring after the date of the financial statements up to May 15, 2017, the date the financial statements were available to be issued, were considered in the preparation of the consolidated financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2016 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Severn Bancorp, Inc., and its wholly-owned subsidiaries, SBI Mortgage Company and SBI Mortgage Company’s subsidiary, Crownsville Development Corporation, and its subsidiary, Crownsville Holdings I, LLC, and Severn Savings Bank, FSB (the “Bank”), and the Bank’s subsidiaries, Louis Hyatt, Inc., Homeowners Title and Escrow Corporation, Severn Financial Services Corporation, SSB Realty Holdings, LLC, SSB Realty Holdings II, LLC, and HS West, LLC.  All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and affect the reported amounts of revenues earned and expenses incurred during the reporting period. Actual results could differ from those estimates. Estimates that could change significantly relate to the provision for loan losses and the related allowance for loan losses (“Allowance”), determination of impaired loans and the related measurement of impairment, valuation of investment securities, valuation of real estate acquired through foreclosure, valuation of share-based compensation, the assessment that a liability should be recognized with respect to any matters under litigation, and the calculation of current and deferred income taxes and the realizability of deferred tax assets.

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and interest-earning deposits with banks (items with stated original maturity of three months or less).

Reclassifications

Certain reclassifications have been made to amounts previously reported to conform to current period presentation.

Recent Accounting Pronouncements

Pronouncements Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09,  Stock Compensation:  Improvements to Employee Share-Based Payment Accounting, the purpose of which is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows.  ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is permitted. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operation, or cash flows. We have elected to account for stock option forfeitures when they occur.

Pronouncements Issued

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers that provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers. The guidance also provides for a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. This standard may affect an entity’s financial statements, business processes and internal control over financial reporting. The standard is effective for interim and annual periods beginning after December 15, 2017. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We are currently evaluating the impact of this standard on the Company’s financial position, results of operations, and cash flows.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall:  Recognition and Measurement of Financial Assets and Financial Liabilities, which requires entities to measure equity investments at fair value and recognize changes on fair value in net income. The guidance also provides a new measurement alternative for equity investments that do not have readily determinable fair values and don’t qualify for the net asset value practical expedient. Entities will have to record changes in instrument–specific credit risk for financial liabilities measured under the fair value option in other comprehensive income, except for certain financial liabilities of consolidated collateralized financing entities. Entities will also have to reassess the realizability of a deferred tax asset related to an available-for-sale (“AFS”) debt security in combination with their other deferred tax assets. For public entities, the guidance in this ASU is effective for the first interim or annual period beginning after December 15, 2017. Early adoption by public entities is permitted as of the beginning of the year of adoption for selected amendments by a cumulative effect adjustment to the balance sheet. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2016, FASB issued ASU 2016-02, Leases, which requires a lessee to recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a “right-of-use” asset. The accounting applied by the lessor is relatively unchanged. The ASU also requires expanded qualitative and quantitative disclosures. For public business entities, the guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and mandates a modified retrospective transition for all entities. Early application is permitted. We have determined that the provisions of ASU No. 2016-02 may result in an increase in assets to recognize the present value of the lease obligations, with a corresponding increase in liabilities, however, we do not expect this to have a material impact on our financial position, results of operations, or cashflows.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, which sets forth a current expected credit loss (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. While the Company is currently in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements, it currently expects the ALLL to increase upon adoption given that the Allowance will be required to cover the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the Company’s loan and lease portfolio at the time of adoption.

In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides guidance regarding the presentation of certain cash receipts and cash payments in the statement of cash flows, addressing eight specific cash flow classification issues, in order to reduce existing diversity in practice. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of ASC No. 2016-15 to have a material impact on its financial position, results of operations, or cash flows.

In March 2017, FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other costs, which provides guidance that calls for the shortening of the amortization period for certain callable debt securities held at a premium. The standard is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company does not expect the adoption of ASC No. 2017-08 to have a material impact on its financial position, results of operations,  or cash flows.

Note 2 -  Securities

The amortized cost and estimated fair values of our AFS securities portfolio was as follows as of March 31, 2017:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
U.S. government agency notes	$7,176	$-	$25	$7,151

We did not hold any AFS securities as of December 31, 2016.

The amortized cost and estimated fair values of our held-to-maturity (“HTM”) securities portfolio were as follows:

	March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
U.S. Treasury securities	$10,996	$143	$-	$11,139
U.S. government agency notes	20,021	131	53	20,099
Government sponsored mortgage-backed securities	28,266	62	177	28,151
	$59,283	$336	$230	$59,389

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
U.S. Treasury securities	$12,998	$167	$-	$13,165
U.S. government agency notes	20,027	133	54	20,106
Government sponsored mortgage-backed securities	29,732	52	228	29,556
	$62,757	$352	$282	$62,827

Gross unrealized losses and fair value by length of time that the individual HTM securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	March 31, 2017
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
U.S. government agency notes	$15,154	$53	$-	$-	$15,154	$53
Mortgage-backed securities	22,399	177			22,399	177
	$37,553	$230	$-	$-	$37,553	$230

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
U.S. government agency notes	$5,002	$54	$-	$-	$5,002	$54
Mortgage-backed securities	23,457	228	-	-	23,457	228
	$28,459	$282	$-	$-	$28,459	$282

The gross unrealized loss in the AFS securities portfolio is on $2.0 million fair value of AFS securities and has existed for less than twelve months.

All of the securities that are currently in a gross unrealized loss position are so due to declines in fair values resulting from changes in interest rates or increased liquidity spreads since the time they were purchased.  We have the intent and ability to hold these debt securities to maturity (including the AFS securities) and do not intend to sell, nor do we believe it will be more likely than not that we will be required to sell, any impaired securities prior to a recovery of amortized cost.  We expect these securities will be repaid in full, with no losses realized. As such, management considers any impairment to be temporary.

Contractual maturities of debt securities at March 31, 2017 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS Securities		HTM Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$-	$-	$10,003	$10,018
Due after one through five years	7,176	7,151	19,052	19,166
Due after five years through ten years	-	-	1,962	2,054
Mortgage-backed securities	-	-	28,266	28,151
	$7,176	$7,151	$59,283	$59,389

There were no securities pledged as collateral as of March 31, 2017 or December 31, 2016.

Note 3 -  Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows:

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Residential mortgage	$253,309	$260,603
Commercial	16,695	16,811
Commercial real estate	190,961	195,710
Construction, land acquisition, and development	50,556	41,438
Land	49,159	48,664
Lines of credit	31,859	29,657
Home equity	18,022	19,129
Consumer	1,590	1,210
Total loans receivable	612,151	613,222
Unearned loan fees	(2,410)	(2,944)
Net loans receivable	$609,741	$610,278

Certain loans in the amount of $322.6 million have been pledged under a blanket floating lien to the Federal Home Loan Bank of Atlanta (“FHLB”) as collateral against advances.

Credit Quality

An Allowance is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience.  Management has an established methodology to determine the adequacy of the Allowance that assesses the risks and losses inherent in the loan portfolio.  The methodology takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay.  Determining the amount of the Allowance requires the use of estimates and assumptions. Actual results could differ significantly from those estimates.  Management believes the Allowance is adequate as of March 31, 2017 and December 31, 2016. While management uses available information to estimate losses on loans, future additions to the Allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies periodically review the Allowance as an integral part of their examination process.  Such agencies may require us to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination.

For purposes of determining the Allowance, we have segmented our loan portfolio by product type.  Our portfolio loan segments are residential mortgage, commercial, commercial real estate, construction, land acquisition, and development, land, lines of credit, home equity, and consumer.  We have looked at all segments and have determined that no additional subcategorization is warranted based upon our credit review methodology and our portfolio classes are the same as our portfolio segments.

Inherent Credit Risks

The inherent credit risks within the loan portfolio vary depending upon the loan class as follows:

Residential mortgage - secured by one to four family dwelling units. The loans have limited risk as they are secured by first mortgages on the unit, which are generally the primary residence of the borrower, at a loan-to-value ratio (“LTV”) of 80% or less.

Commercial - underwritten in accordance with our policies and include evaluating historical and projected profitability and cash flow to determine the borrower’s ability to repay the obligation as agreed. Commercial and industrial loans are made primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral supporting the loan. Accordingly, the repayment of a commercial and industrial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

Commercial real estate - subject to the underwriting standards and processes similar to commercial and industrial loans, in addition to those underwriting standards for real estate loans. These loans are viewed primarily as cash flow dependent and secondarily as loans secured by real estate. Repayment of these loans is generally dependent upon the successful operation of the property securing the loan or the principal business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or the economy in general. Management monitors and evaluates commercial real estate loans based on collateral and risk-rating criteria. The Bank also utilizes third-party experts to provide environmental and market valuations. The nature of commercial real estate loans makes them more difficult to monitor and evaluate.

Construction, land acquisition, and development (“ADC”) - underwritten in accordance with our underwriting policies which include a financial analysis of the developers, property owners, construction cost estimates, and independent appraisal valuations. These loans will rely on the value associated with the project upon completion. These cost and valuation estimates may be inaccurate. Construction loans generally involve the disbursement of substantial funds over a short period of time with repayment substantially dependent upon the success of the completed project rather than the ability of the borrower or guarantor to repay principal and interest.

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

If the Bank is forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of the loan as well as related foreclosure and holding costs.  In addition, the Bank may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

Land - underwritten according to our policies which include independent appraisal valuations as well as the estimated value associated with the land upon completion of development. These cost and valuation estimates may be inaccurate. These loans are considered to be of a higher risk than other real estate loans due to their ultimate repayment being sensitive to general economic conditions, availability of long-term financing, interest rate sensitivity, and governmental regulation of real property.

Lines of credit - subject to the underwriting standards and processes similar to commercial loans, in addition to those underwriting standards for real estate loans. These loans are viewed primarily as cash flow dependent and, secondarily, as loans secured by real-estate and/or other assets. Repayment of these loans is generally dependent upon the successful operation of the property securing the loan or the principal business conducted on the property securing the loan. Line of credit loans may be adversely affected by conditions in the real estate markets or the economy in general. Management monitors and evaluates line of credit loans based on collateral and risk-rating criteria.

Home equity - subject to the underwriting standards and processes similar to residential mortgages and are secured by one to four family dwelling units. Home equity loans have greater risk than residential mortgages as a result of the Bank being in a second lien position.

Consumer - consist of loans to individuals through the Bank’s retail network and are typically unsecured or secured by personal property. Consumer loans have a greater credit risk than residential loans because of the lower value of the underlying collateral, if any.

Risk Ratings

Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful, and loss.  Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the Allowance.  Loans not classified are rated pass.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed in nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed in nonaccrual status or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, generally after six months of consecutive current payments and an updated analysis of the borrower’s ability to service the loan.

Loans that experience insignificant payment delays and payment shortfalls generally are not placed in nonaccrual status or classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Allowance Methodology

The Allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired.  The general component relates to loans that are classified as doubtful, substandard, or special mention that are not considered impaired, as well as loans that are not classified.

A loan is considered impaired if it meets any of the following three criteria:

•	Loans that are 90 days or more in arrears (nonaccrual loans); or
•	Loans where, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.
•	Loans that are modified and qualify as troubled debt restructured loans (“TDR” or “TDRs”)

If a loan is considered to be impaired, it is then determined to be either cash flow or collateral dependent for purposes of Allowance determination.

With respect to all loan segments, we do not charge off a loan, or a portion of a loan, until one of the following conditions have been met:

•	The loan has been foreclosed. At the time of foreclosure, a charge off is recorded for the difference between the recorded amount of the loan and the net value of the underlying collateral.

•
An agreement to accept less than the recorded balance of the loan has been made with the borrower. Once an agreement has been finalized and any proceeds from the borrower are received, a charge-off is recorded for the difference between the recorded amount of the loan and proceeds received.

•
The loan is considered to be a collateral dependent impaired loan when its collateral valuation is less than the recorded balance. The loan is written down for accounting purposes by the amount of the difference between the recorded balance and collateral value.

Specific Allowance Component

Impaired loans secured by real estate - when a secured real estate loan becomes impaired, a decision is made as to whether an updated certified appraisal of the real estate is necessary.  This decision is based on various considerations, including the age of the most recent appraisal, the LTV ratio based on the original appraisal, and the condition of the property. Appraised values are discounted, if appropriate, to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.

Impaired loans secured by collateral other than real estate - for loans secured by nonreal estate collateral, such as accounts receivable, inventory, and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging, or equipment appraisals or invoices.  Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

For such loans that are classified as impaired, an Allowance is established when the current fair value of the underlying collateral less its estimated disposal costs is lower than the carrying value of the loan.  For loans that are not solely collateral dependent, an Allowance is established when the present value of the expected future cash flows of the impaired loan is lower than the carrying value of the loan.

General Allowance Component

The general component of the Allowance is based on historical loss experience adjusted for qualitative factors. Loans are pooled by portfolio class and an historical loss percentage, based upon a four-year net charge-off history, is applied to each class.  The result of that calculation for each loan class is then applied to the current loan portfolio balances to determine the required general component of the Allowance per loan class.  We then apply additional loss multipliers to the different classes of loans to reflect various qualitative factors. These qualitative factors include, but are not limited to:

•	Levels and trends in delinquencies and nonaccruals;
•	Inherent risk in the loan portfolio;
•	Trends in volume and terms of the loan;
•	Effects of any change in lending policies and procedures;
•	Experience, ability and depth of management;
•	National and local economic trends and conditions; and
•	Effect of any changes in concentration of credit.

The following tables present, by portfolio segment, the changes in the Allowance and the recorded investment in loans:

	Three Months Ended March 31, 2017

	Residental Mortgage	Commercial	Commercial Real Estate	ADC	Land	Lines of Credit	Home Equity	Consumer	Total
	(dollars in thousands)
Beginning Balance	$3,833	$421	$2,535	$527	$863	$57	$728	$5	$8,969
Charge-offs	(499)	-	-	-	-	-	-	-	(499)
Recoveries	107	27	-	-	-	-	3	-	137
Net (charge-offs) recoveries	(392)	27	-	-	-	-	3	-	(362)
Provision for (reversal of) loan losses	348	(22)	(20)	(140)	(153)	(10)	(278)	-	(275)
Ending Balance	$3,789	$426	$2,515	$387	$710	$47	$453	$5	$8,332

Ending balance -
individually evaluated for impairment	$1,757	$-	$191	$-	$52	$-	$81	$3	$2,084
Ending balance -
collectively evaluated for impairment	2,032	426	2,324	387	658	47	372	2	6,248
	$3,789	$426	$2,515	$387	$710	$47	$453	$5	$8,332

Ending loan balance -
individually evaluated for impairment	$19,008	$-	$3,130	$-	$818	$-	$2,438	$92	$25,486
Ending loan balance -
collectively evaluated for impairment	234,301	16,695	187,831	50,556	48,341	31,859	15,584	1,498	586,665
	$253,309	$16,695	$190,961	$50,556	$49,159	$31,859	$18,022	$1,590	$612,151

	Three Months Ended March 31, 2016

	Residental Mortgage	Commercial	Commercial Real Estate	ADC	Land	Lines of Credit	Home Equity	Consumer	Total
	(dollars in thousands)
Beginning Balance	$4,188	$234	$2,792	$446	$510	$57	$528	$3	$8,758
Charge-offs	(140)	(17)	(47)	-	-	-	(28)	-	(232)
Recoveries	82	19	-	-	-	5	1	-	107
Net (charge-offs) recoveries	(58)	2	(47)	-	-	5	(27)	-	(125)
Provision for (reversal of) loan losses	93	112	(397)	(111)	174	(20)	149	-	-
Ending Balance	$4,223	$348	$2,348	$335	$684	$42	$650	$3	$8,633

Ending balance -
individually evaluated for impairment	$1,760	$4	$221	$-	$81	$15	$2	$1	$2,084
Ending balance -
collectively evaluated for impairment	2,463	344	2,127	335	603	27	648	2	6,549
	$4,223	$348	$2,348	$335	$684	$42	$650	$3	$8,633

Ending loan balance -
individually evaluated for impairment	$26,477	$99	$3,800	$351	$1,444	$150	$1,929	$215	$34,465
Ending loan balance -
collectively evaluated for impairment	258,224	13,057	182,470	41,482	30,166	21,708	21,513	926	569,546
	$284,701	$13,156	$186,270	$41,833	$31,610	$21,858	$23,442	$1,141	$604,011

The following tables present the credit quality breakdown of our loan portfolio by class:

	March 31, 2017
	Pass	Special Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$245,391	$4,008	$3,910	$253,309
Commercial	16,565	130	-	16,695
Commercial real estate	182,158	6,950	1,853	190,961
ADC	50,556	-	-	50,556
Land	48,420	-	739	49,159
Lines of credit	31,521	114	224	31,859
Home equity	15,211	471	2,340	18,022
Consumer	1,590	-	-	1,590
	$591,412	$11,673	$9,066	$612,151

	December 31, 2016
	Pass	Special Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$251,763	$4,316	$4,524	$260,603
Commercial	16,722	88	1	16,811
Commercial real estate	184,820	7,420	3,470	195,710
ADC	41,438	-	-	41,438
Land	47,886	-	778	48,664
Lines of credit	29,289	116	252	29,657
Home equity	16,056	472	2,601	19,129
Consumer	1,210	-	-	1,210
	$589,184	$12,412	$11,626	$613,222

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans:

	March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total	Non- Accrual
	(dollars in thousands)
Residential mortgage	$1,670	$-	$3,304	$4,974	$248,335	$253,309	$3,938
Commercial	64	-	-	64	16,631	16,695	-
Commercial real estate	488	-	-	488	190,473	190,961	262
ADC	-	-	-	-	50,556	50,556	-
Land	-	-	6	6	49,153	49,159	93
Lines of credit	-	-	-	-	31,859	31,859	-
Home equity	141	-	673	814	17,208	18,022	2,355
Consumer	-	-	-	-	1,590	1,590	-
	$2,363	$-	$3,983	$6,346	$605,805	$612,151	$6,648

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total	Non- Accrual
	(dollars in thousands)
Residential mortgage	$1,472	$2,074	$964	$4,510	$256,093	$260,603	$3,580
Commercial	-	-		-	16,811	16,811	1
Commercial real estate	-	171	515	686	195,024	195,710	2,938
ADC	-	-	-	-	41,438	41,438	-
Land	106	-	6	112	48,552	48,664	269
Lines of credit	-	-	-	-	29,657	29,657	150
Home equity	34	-	2,174	2,208	16,921	19,129	2,914
Consumer	4	-	-	4	1,206	1,210	-
	$1,616	$2,245	$3,659	$7,520	$605,702	$613,222	$9,852

We do not have any greater than 90 days and still accruing loans as of March 31, 2017 or December 31, 2016.

The following tables summarize impaired loans:

				Three Months Ended March 31,
	March 31, 2017			2017		2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related Allowance:	(dollars in thousands)
Residential mortgage	$11,294	$10,187	$-	$10,592	$117	$15,217	$168
Commercial	-	-	-	1	7	18	-
Commercial real estate	1,244	1,209	-	2,494	39	2,381	16
ADC	-	-	-	-	-	331	4
Land	437	437	-	438	6	878	10
Lines of credit	-	-	-	86	1	99	-
Home equity	1,727	1,187		1,615	15	2,148	20
Consumer	-	-	-	-	-	68	-
With a related Allowance:
Residential mortgage	8,932	8,821	1,757	8,839	97	11,433	123
Commercial	-	-	-	-	-	100	1
Commercial real estate	1,921	1,921	191	1,925	24	2,148	27
ADC	-	-	-	-	-	-	-
Land	412	381	52	383	5	649	8
Lines of credit	-	-	-	-	-	150	2
Home equity	1,299	1,251	81	1,338	48	16	1
Consumer	92	92	3	93	1	10	-
Totals:
Residential mortgage	20,226	19,008	1,757	19,431	214	26,650	291
Commercial	-	-	-	1	7	118	1
Commercial real estate	3,165	3,130	191	4,419	63	4,529	43
ADC	-	-	-	-	-	331	4
Land	849	818	52	821	11	1,527	18
Lines of credit	-	-	-	86	1	249	2
Home equity	3,026	2,438	81	2,953	63	2,164	21
Consumer	92	92	3	93	1	78	-

	December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related Allowance:	(dollars in thousands)
Residential mortgage	$9,854	$9,338	$-
Commercial	-	-	-
Commercial real estate	3,900	3,698	-
ADC	-	-	-
Land	441	441	-
Lines of credit	-	-	-
Home equity	2,139	1,529	-
Consumer	-	-	-
With a related Allowance:
Residential mortgage	11,176	11,065	1,703
Commercial	-	-	-
Commercial real estate	1,958	1,958	196
ADC	-	-	-
Land	417	417	53
Lines of credit	148	148	15
Home equity	1,608	1,608	402
Consumer	96	96	4
Totals:
Residential mortgage	21,030	20,403	1,703
Commercial	-	-	-
Commercial real estate	5,858	5,656	196
ADC	-	-	-
Land	858	858	53
Lines of credit	148	148	15
Home equity	3,747	3,137	402
Consumer	96	96	4

We recognized $360,000 and $380,000 of interest income on impaired loans using a cash-basis method of accounting for the three months ended March 31, 2017 and 2016, respectively. We did not record any interest income attributable to the change in present value due to the passage of time.  We evaluate impaired loans and assess them based on either discounted cash flows or, if collateral based, on the net value of the underlying collateral.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction totaled $4.1 million as of March 31, 2017. Consumer mortgage loans in real estate acquired through foreclosure amounted to $188,000 and $393,000 at March 31, 2017 and December 31, 2016, respectively.

TDRs

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR.  Such concessions could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions.  At the time that a loan is modified, management evaluates any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole remaining source of repayment for the loan is the liquidation of the collateral.  In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows.  Any impairment amount is then set up as a specific reserve in the Allowance.

The following table presents loans that were modified during the three months ended March 31 by type of concession:

	2017			2016
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification
Residential Mortgage:	(dollars in thousands)
Combination	-	$-	$-	3	$624	$624
	-	$-	$-	3	$624	$624

Interest on our portfolio of TDRs was accounted for under the following methods:

	March 31, 2017
	Number of Modifications	Accrual Status	Number of Modifications	Nonaccrual Status	Total Number of Modifications	Total Balance of Modifications
	(dollars in thousands)
Residential mortgage	45	$14,143	5	$2,566	50	$16,709
Commercial real estate	3	1,901	2	210	5	2,111
Land	1	28	2	146	3	174
Consumer	4	92	-	-	4	92
	53	$16,164	9	$2,922	62	$19,086

	December 31, 2016
	Number of Modifications	Accrual Status	Number of Modifications	Nonaccrual Status	Total Number of Modifications	Total Balance of Modifications
	(dollars in thousands)
Residential mortgage	48	$15,886	4	$2,137	52	$18,023
Commercial real estate	3	1,914	2	249	5	2,163
Land	2	170	1	6	3	176
Consumer	5	96	-	-	5	96
	58	$18,066	7	$2,392	65	$20,458

In the first quarter of 2017 and 2016 there were no TDRs that subsequently defaulted during the 12 month period ended March 31, 2017 and 2016.

Off-Balance Sheet Instruments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of financial condition. The contract amounts of these instruments express the extent of involvement we have in each class of financial instruments.

Our exposure to credit loss from nonperformance by the other party to the above mentioned financial instruments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Unless otherwise noted, we require collateral or other security to support financial instruments with off-balance-sheet credit risk.

The following table shows the contract amounts for our off-balance sheet instruments:

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Standby letters of credit	$3,713	$4,022
Home equity lines of credit	7,069	7,736
Unadvanced construction commitments	12,960	15,728
Mortgage loan commitments	1,158	574
Lines of credit	57,289	34,125
Loans sold and serviced with limited repurchase provisions	51,228	70,773

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements and are limited to real estate transactions.  The majority of these standby letters of credit expire within twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes, except for certain standby letters of credit, that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2017 and December 31, 2016 for guarantees under standby letters of credit issued was $93,000 and $94,000, respectively.

Home equity lines of credit are loan commitments to individuals as long as there is no violation of any condition established in the contract. Commitments under home equity lines expire ten years after the date the loan closes and are secured by real estate. We evaluate each customer’s credit worthiness on a case-by-case basis.

Unadvanced construction commitments are loan commitments made to borrowers for both residential and commercial projects that are either in process or are expected to begin construction shortly.

Mortgage loan commitments not reflected in the accompanying statements of financial condition at March 31, 2017 included two loans at fixed interest rates of 3.75% and 4.75%, respectively, totaling $1.2 million. At December 31, 2016 such commitments included two loans at a fixed interest rate of 4.25% totaling $574,000.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer’s credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within a period ranging generally from 120 to 180 days after the sale date depending on the investor’s agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.  We established a reserve for potential repurchases for these loans, which amounted to $52,000 at March 31, 2017 and $48,000 at December 31, 2016.  We did not repurchase any loans during the first quarter of 2017 or 2016.

Note 4 -  Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In July 2015, federal bank regulatory agencies issued final results to revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (“Basel III”).  On January 1, 2015, the Basel III rules became effective and include transition provisions which implement certain portions of the rules through January 1, 2019.  Under the final rules, the effects of certain accumulated other comprehensive items are not excluded, however, banking organizations like us that are not considered “advanced approaches” banking organizations may make a one-time permanent election to continue to exclude these items.  With the submission of the Call Report for the first quarter of 2015, we made this election in order to avoid significant variations in the level of capital that can be caused by interest rate fluctuations on the fair value of the Bank’s AFS securities portfolio.

The Basel III rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.  The new capital conservation buffer requirements began phase in effective January 2016 at 0.625% of risk-weighted assets and increase by that amount each year until fully implemented in January 2019 (1.25 % at March 31, 2017).  An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses to executive officers if its capital level falls below the buffer amount.  These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

As of the date of the last regulatory exam, the Bank was considered “well capitalized” and as of March 31, 2017, the Bank continued to meet the requirements to be considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements.

Our regulatory capital amounts and ratios were as follows:

	Actual		Minimum Requirements for Capital Adequacy Purposes		Minimum Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017	(dollars in thousands)
Common Equity Tier 1 Capital (to risk-weighted assets)	$100,246	16.9%	$26,668	4.5%	$33,779	5.8%	$38,520	6.5%

Total capital (to risk-weighted assets)	107,682	18.2%	47,409	8.0%	54,520	9.3%	59,261	10.0%

Tier 1 capital (to risk-weighted assets)	100,246	16.9%	35,557	6.0%	42,668	7.3%	47,409	8.0%

Tier 1 capital (to average quarterly assets)	100,246	12.9%	31,169	4.0%	40,520	5.3%	38,962	5.0%

December 31, 2016
Common Equity Tier 1 Capital (to risk-weighted assets)	$98,970	16.5%	$26,983	4.5%	$30,730	5.1%	$38,975	6.5%

Total capital (to risk-weighted assets)	106,517	17.8%	47,969	8.0%	51,717	8.6%	59,962	10.0%

Tier 1 capital (to risk-weighted assets)	98,970	16.5%	35,977	6.0%	39,725	6.6%	47,969	8.0%

Tier 1 capital (to average quarterly assets)	98,970	12.9%	30,634	4.0%	35,420	4.6%	38,292	5.0%

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

Not included in the diluted earnings per share calculation for the three month periods ended March 31, 2017 and March 31, 2016, because they were anti-dilutive, were 20,000 and 136,500 shares, respectively, of common stock issuable upon exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant, and 437,500 shares of common stock issuable upon conversion of the Company’s Series A Preferred Stock.

Information relating to the calculations of our income per common share is summarized as follows for the three months ended March 31:

	2017	2016
	(dollars in thousands, except for per share data)
Weighted-average shares outstanding - basic	12,125,553	10,088,879
Dilution	85,027	39,372
Weighted-average share outstanding - diluted	12,210,580	10,128,251

Net income available to common stockholders	$787	$313

Net income per share - basic	$0.06	$0.03
Net income per share - diluted	$0.06	$0.03

Note 6 - Stock-Based Compensation

We maintain a stock-based compensation plan for directors, officers, and other key employees of the Company.  The aggregate number of shares of common stock that may be issued with respect to the awards granted under the plan is 500,000 plus any shares forfeited under the Company’s old stock-based compensation plan.  Under the terms of the stock-based compensation plan, the Company has the ability to grant various stock compensation incentives, including stock options, stock appreciation rights, and restricted stock.  The stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors.  Under the stock-based compensation plan, stock options generally have a maximum term of ten years, and are granted with an exercise price at least equal to the fair market value of the common stock on the date the options are granted.  Generally, options granted to directors, officers, and employees of the Company vest over a five-year period, although the Compensation Committee has the authority to provide for different vesting schedules.

We account for stock-based compensation in accordance with FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statement of operations at fair value.  Additionally, we are required to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award.  The expense is recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense included in the consolidated statements of operations for the three months ended March 31, 2017 and 2016 totaled $53,000 and $48,000, respectively.

There were no options granted during the three months ended March 31, 2017 or 2016.

Information regarding our stock-based compensation plan is as follows as of and for the three months ended March 31:

	2017				2016
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	339,500	$5.31			339,800	$4.83
Granted	-	-			-	-
Exercised	(5,025)	3.37			-	-
Outstanding at end of period	334,475	$5.34	7.7	$627	339,800	$4.83	8.0	$131
Exercisable at end of period	151,249	$4.61	6.8	$397	138,771	$4.27	6.9	$131

As of March 31, 2017, there was $590,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over a period of sixty months.

Note 7 - Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, for the three months ended March 31, 2017(dollars in thousands):

Balance at beginning of period	$-
Other comprehensive loss before reclassification	(15)
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive loss during period	$(15)
Balance at end of period	$(15)

We did not have any accumulated other comprehensive income or loss for the three months ended March 31, 2016.

Note 8 - Fair Value of Financial Instruments

A fair value hierarchy that prioritizes the inputs to valuation methods is used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair market hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets, or liabilities.

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

We record transfers between levels at the end of the reporting period in which the change in significant inputs occurs.

Assets and Liabilities Measured on a Recurring Basis

The following tables present fair value measurements for assets and liabilities that are measured at fair value on a recurring basis as of and for the three months ended March 31, 2017:

	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes In Fair Values Included In Period Income
Assets:	(dollars in thousands)
AFS Securities - U.S. government agency notes	$7,151	$-	$7,151	$-	$-
Loans held for sale (“LHFS”)	2,755	-	2,755	-	85
Mortgage servicing rights (“MSRs”)	546	-	-	546	43
Interest-rate lock commitments (“IRLCs”)	169	-	169	-	7
Mandatory forward contracts	2	-	2	-	(151)

Liabilities:
Best efforts forward contracts	26	-	26	-	(26)

The following tables present fair value measurements for assets and liabilities that are measured at fair value on a recurring basis as of and for the year ended December 31, 2016:

	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes In Fair Values Included In Period Income
Assets:	(dollars in thousands)
MSRs	$557	$-	$-	$557	$181
IRLCs	162	-	162	-	(21)
Mandatory forward contracts	153	-	153	-	42

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(dollars in thousands)
March 31, 2017:
MSRs	$546	Market Approach	Weighted average prepayment speed	3.96%

December 31, 2016:
MSRs	$557	Market Approach	Weighted average prepayment speed	3.95%

AFS Securities

The estimated fair values of AFS debt securities are obtained from a nationally-recognized pricing service. This pricing service develops estimated fair values by analyzing like securities and applying available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare valuations. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things, and are based on market data obtained from sources independent from the Bank. The Level 2 investments in the Bank’s portfolio are priced using those inputs that, based on the analysis prepared by the pricing service, reflect the assumptions that market participants would use to price the assets. The Bank has determined that the Level 2 designation is appropriate for these securities because, as with most fixed-income securities, those in the Bank’s portfolio are not exchange-traded, and such nonexchange-traded fixed income securities are typically priced by correlation to observed market data.

LHFS

At March 31,2017, LHFS were carried at fair value, which is determined based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements or third party pricing models. At December 31, 2017, LHFS were carried at the lower-of-cost or market value (“LCM”) utilizing the same method.

MSRs

The fair value of MSRs is determined using a valuation model administered by a third party that calculates the present value of estimated future net servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service (including delinquency and foreclosure costs), escrow account earnings, contractual servicing fee income, and other ancillary income such as late fees.  Management reviews all significant assumptions on a monthly basis.  Mortgage loan prepayment speed, a key assumption in the model, is the annual rate at which borrowers are forecasted to repay their mortgage loan principal.  The discount rate used to determine the present value of estimated future net servicing income, another key assumption in the model, is an estimate of the required rate of return investors in the market would require for an asset with similar risk.  Both assumptions can, and generally will, change as market conditions and interest rates change.

IRLCs

We utilize a third party specialist model to estimate the fair value of our IRLCs, which are valued based upon mandatory pricing quotes from correspondent lenders less estimated costs to process and settle the loan.  Fair value is adjusted for the estimated probability of the loan closing with the borrower.

Forward Contracts

To avoid interest rate risk, we enter into best efforts forward sales commitments with investors at the time we make an IRLC to a borrower. Once a loan has been closed and funded, the best efforts commitments convert to mandatory forward sales commitments. The mandatory commitments are derivatives, and the bank measures and reports them at fair value. Fair value is based on the gain or loss that would occur if we were to pair-off the transaction with the investor at the measurement date.  This is a level 2 input. We have elected to measure and report best efforts commitments at fair value using a valuation methodology similar to that used for our mandatory commitments.

Assets Measured on a Nonrecurring Basis

We may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of LCM accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of assets:

	March 31, 2017
	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Range of Discount	Weighted Average
	(dollars in thousands)
Impaired loans	$1,989	$-	$-	$1,989	0% - 32%	18.4%
Real estate acquired through foreclosure	735	-	-	735	0% - 26%	4.9%

	December 31, 2016
	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Range of Discount	Weighted Average
	(dollars in thousands)
Impaired loans	$2,136	$-	$-	$2,136	0% - 2%	2.0%
Real estate acquired through foreclosure	767	-	-	767	0% - 10%	10.0%

Impaired Loans

Impaired loans are those for which we have measured impairment based on the present value of expected future cash flows or on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  If it is determined that the repayment of the loan will be provided solely by the underlying collateral, and there are no other available and reliable sources of repayment, the loan is considered collateral dependent.  Impaired loans that are considered collateral dependent are carried at the LCM.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The use of independent appraisals and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and impaired loans are therefore classified within level 3 of the fair value hierarchy.

For such loans that are classified as impaired, an Allowance is established when the present value of the expected future cash flows of the impaired loan is lower than the carrying value of that loan.  For such impaired loans that are classified as collateral dependent, an Allowance is established when the current market value of the underlying collateral less its estimated disposal costs has not been finalized, but management determines that it is likely that the value is lower than the carrying value of that loan.  Once the net collateral value has been determined, a charge-off is taken for the difference between the net collateral value and the carrying value of the loan.

Real Estate Acquired Through Foreclosure

We record foreclosed real estate assets at the fair value less estimated selling costs on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter.  We generally obtain certified external appraisals of real estate acquired through foreclosure and estimate fair value using those appraisals. Other valuation sources may be used, including broker price opinions, letters of intent, and executed sale agreements.

Fair Value of All Financial Instruments

The carrying value and estimated fair value of all financial instruments are summarized in the following tables.  The descriptions of the fair value calculations for AFS securities, LHFS, MSRs, IRLCs, best efforts forward contracts, mandatory forward contracts, impaired loans, and real estate acquired through foreclosure are included in the discussions above.

	March 31, 2017
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$83,557	$83,557	$-	$-	$83,557
AFS securities	7,151	-	7,151	-	7,151
HTM securities	59,283	11,139	48,250	-	59,389
LHFS	2,755	-	2,755	-	2,755
Loans receivable	601,409	-	-	598,174	598,174
Restricted stock investments	4,701	-	4,701	-	4,701
MSRs	546	-	-	546	546
IRLCs	169	-	169	-	169
Mandatory forward contracts	2	-	2	-	2
Liabilities:
Deposits	593,762	-	594,288	-	594,288
Borrowings	93,500	-	90,000	-	90,000
Subordinated debentures	20,619	-	-	20,619	20,619
Best effort forward contracts	26	-	26	-	26

	December 31, 2016
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$67,114	$67,114	$-	$-	$67,114
HTM securities	62,757	13,165	49,662	-	62,827
LHFS	10,307	-	10,313	-	10,313
Loans receivable	601,309	-	-	602,953	602,953
Restricted stock investments	5,103	-	5,103	-	5,103
MSRs	557	-	-	557	557
IRLCs	162	-	162	-	162
Mandatory forward contracts	153	-	153	-	153
Liabilities:
Deposits	571,946	-	572,556	-	572,556
Borrowings	103,500	-	97,961	-	97,961
Subordinated debentures	20,619	-	-	20,619	20,619

At March 31, 2017 and December 31, 2016, the Bank had loan funding commitments of $78.5 million and $58.2 million, respectively, and standby letters of credit outstanding of $3.7 million and $4.0 million, respectively.  The fair value of these commitments is nominal.

Cash and Cash Equivalents

The carrying amount reported in the consolidated statements of financial condition for cash and cash equivalents approximate those assets’ fair values.

HTM securities

The Company utilizes a third party source to determine the fair value of its securities.  The methodology consists of pricing models based on asset class and includes available trade, bid, other market information, broker quotes, proprietary models, various databases, and trading desk quotes.  U.S Treasuary Securities are considered Level 1 and all of our other securities are considered Level 2.

Loans Receivable

The fair values of loans receivable were estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. These rates were used for each aggregated category of loans as reported on the Office of the Comptroller of the Currency Quarterly Report.

Restricted Stock Investments

The carrying value of restricted stock investments is a reasonable estimate of fair value as these investments do not have a readily available market.

Deposits

The fair values disclosed for demand deposit accounts, savings accounts, and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings

Long-term and short-term borrowings were segmented into categories with similar financial characteristics. Carrying values were discounted using a cash flow approach based on market rates.

Subordinated debentures

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

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about financial instruments. These estimates do not reflect any premium or discount that could result from a one-time sale of our total holdings of a particular financial instrument. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect estimates.  The above information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.

There were no transfers between any of Levels 1, 2, and 3 for the three months ended March 31, 2017 or 2016 or for the year ended December 31, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this report, the terms “the Company,” “we,” “us,” and “our” refer to Severn Bancorp and, unless the context requires otherwise, its consolidated subsidiaries.  The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Severn Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Company

The Company is a savings and loan holding company chartered as a corporation in the state of Maryland in 1990.  It conducts business primarily through two subsidiaries, Severn Savings Bank, FSB (the “Bank”) and SBI Mortgage Company (“SBI”).  The Bank’s principal subsidiary Louis Hyatt, Inc. (“Hyatt Commercial”), conducts business as Hyatt Commercial, a commercial real estate brokerage and property management company.  SBI holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation (“Crownsville”), which is doing business as Annapolis Equity Group, which acquires real estate for syndication and investment purposes.  The Bank has five branches in Anne Arundel County, Maryland, which offer a full range of deposit products, and originate mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware, and Virginia.

Overview

The Company provides a wide range of personal and commercial banking services. Personal services include mortgage lending and various other lending services as well as deposit products such as personal Internet banking and online bill pay, checking accounts, individual retirement accounts, money market accounts, and savings and time deposit accounts. Commercial services include commercial secured and unsecured lending services as well as business Internet banking, corporate cash management services, and deposit services.  The Company also provides ATMs, credit cards, debit cards, safe deposit boxes, and telephone banking, among other products and services.

We have experienced a slightly improved level of profitability for the three months ended March 31, 2017, primarily due to the payoff of $10.0 million in Federal Home Loan Bank of Atlanta (“FHLB”) advances and a reversal of the provision for loan losses. Management believes that, while conditions continue to improve and real estate values in the Company’s market area continue to stabilize, certain detrimental factors, including job losses, still exist for some customers. The interest rate spread between our cost of funds and what we earn on loans has shrunk somewhat from 2016 levels due to slightly rising interest rates and competition for new loans and deposits. We recorded no income tax provision during the first quarter of 2016 as we maintained a valuation allowance against the full amount of our deferred tax assests at that time. During the latter part of 2016, we reversed the valuation allowance and recorded a tax provision for the first quarter of 2017.

The Company expects to experience similar market conditions during the remainder of 2017, as the national and local economies continue to improve and as the employment environment in our market improves. If interest rates increase, demand for borrowing may decrease and our interest rate spread could decrease. We will continue to manage loan and deposit pricing against the risks of rising costs of our deposits and borrowings. Interest rates are outside of our control, so we must attempt to balance the pricing and duration of the loan portfolio against the risks of rising costs of our deposits and borrowings.

The continued success and attraction of Anne Arundel County, Maryland, and vicinity, will also be important to our ability to originate and grow mortgage loans and deposits, as will our continued focus on maintaining a low overhead.

If the volatility in the market and the economy continues or worsens, our business, financial condition, results of operations, access to funds, and the price of our stock could be materially and adversely impacted.

Critical Accounting Policies

Our significant accounting policies are set forth in Note 1 of the audited consolidated financial statements for the year ended December 31, 2016 which were included in our Annual Report on Form 10-K. Of these significant accounting policies, we consider our policies regarding the Allowance for loan losses (“Allowance”), the valuation of real estate acquired through foreclosure, the valuation of  investment securities, and the valuation of the deferred tax asset to be our most critical accounting policies, due to the fact that these policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the consolidated financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  When applying accounting policies in such areas that are subjective in nature, management must use its best judgment to arrive at the carrying value of certain assets and liabilities.  Below is a discussion of our critical accounting policies.

Securities

We designate securities into one of three categories at the time of purchase. Debt securities that we have the intent and ability to hold to maturity are classified as held to maturity (“HTM”) and recorded at amortized cost. Debt and equity securities are classified as trading if bought and held principally for the purpose of sale in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as HTM and debt and equity securities not classified as trading securities are considered available for sale (“AFS”) and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive loss.

AFS and HTM securities are evaluated periodically to determine whether a decline in their value is other than temporary. The term “other than temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security.

The initial indications of other-than-temporary impairment (“OTTI”) for both debt and equity securities are a decline in the market value below the amount recorded for a security and the severity and duration of the decline. In determining whether an impairment is other than temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, our intent to sell the security, and if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We also consider the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. Once a decline in value is determined to be other than temporary, the security is segmented into credit- and noncredit-related components.  Any impairment adjustment due to identified credit-related components is recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments are recorded through accumulated other comprehensive loss.  In situations where we intend to sell or it is more likely than not that we will be required to sell the security, the entire OTTI loss is recognized in earnings.

Allowance for Loan Losses

The Allowance is maintained at an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay.  Determining the amount of the Allowance requires the use of estimates and assumptions.  Actual results could differ significantly from those estimates.

Future additions or reduction in the Allowance may be necessary based on changes in economic conditions, particularly in the State of Maryland.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s Allowance.  Such agencies may require the Bank to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination.

The Allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired.  When a real estate secured loan becomes impaired, a decision is made as to whether an updated certified appraisal of the real estate is necessary.  This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value (“LTV”) ratio based on the original appraisal and the condition of the property.  Appraised values are discounted, if appropriate, to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.  For loans secured by collateral other than real estate, such as accounts receivable, inventory, and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging, or equipment appraisals or invoices.  Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

For such loans that are classified as impaired, an Allowance is established when the current fair value of the underlying collateral less its estimated disposal costs has not been finalized, but management determines that it is likely that the value is lower than the carrying value of that loan.  Once the net collateral value has been determined, a charge off is taken for the difference between the net collateral value and the carrying value of the loan.  For loans that are not solely collateral dependent, an Allowance is established when the present value of the expected future cash flows of the impaired loan is lower than the carrying value of that loan.  The general component relates to loans that are classified as doubtful, substandard, or special mention that are not considered impaired, as well as nonclassified loans.  The general reserve is based on historical loss experience adjusted for qualitative factors.  These qualitative factors include, but are not limited to:

•	Levels and trends in delinquencies and nonaccruals;
•	Inherent risk in the loan portfolio;
•	Trends in volume and terms of the loan;
•	Effects of any change in lending policies and procedures;
•	Experience, ability and depth of management;
•	National and local economic trends and conditions; and
•	Effect of any changes in concentration of credit.

A loan is considered impaired if it meets any of the following three criteria:

•	Loans that are 90 days or more in arrears (nonaccrual loans); or
•	Loans where, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.
•	Loans that are modified and qualify as troubled debt restructured loans (“TDR” or “TDRs”)

We assign risk ratings to the loans in our portfolio.  These credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful, and loss.  Loans classified special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the Allowance.  Loans not classified are rated pass.

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

Real Estate Acquired Through Foreclosure

Real estate acquired through or in the process of foreclosure is recorded at fair value less estimated disposal costs.  Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using estimates as described under “Allowance for Loan Losses” above. In the event of a subsequent change in fair value, the carrying amount is adjusted to the lesser of the new fair value, less disposal costs, or the carrying value recorded at acquisition. The amount of the change is charged or credited to other expense.  Expenses on real estate acquired through foreclosure incurred prior to the disposition of the property, such as maintenance, insurance and taxes, and physical security, are charged to expense.  Material expenses that improve the property to its best use are capitalized to the property. If a foreclosed property is sold for more or less than the carrying value, a gain or losses is recognized upon the sale of the property.

Deferred Income Taxes

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established. We recognizes a tax position as a benefit only if it “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination presumed to occur.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The judgment about the level of future taxable income is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.

Results of Operations

Net Income

Net income increased by $18,000, or 2.0%, to $925,000 for the first quarter of 2017, compared to $907,000 for the first quarter of 2016.  Basic and diluted income per share increased to $0.06 for the first quarter of 2017 compared to $0.03 for the first quarter of 2016.  The primary contributors to the increase in net income were improved net interest income and a reduced loan loss provision, partially offset by an increased income tax provision.

Net Interest Income

Net interest income, which is interest earned net of interest expense, increased by $351,000, or 6.7%, to $5.6 million for the first quarter of 2017, compared to $5.2 million for the first quarter of 2016. The increase in net interest income was primarily due to a decrease in the average balance of interest-bearing liabilities and an increase in the average balance of interest-earning assets.  Our net interest margin increased slightly from 3.08% in the first quarter of 2016 to 3.09% in the first quarter of 2017.

Interest Income

Interest income increased by $53,000, or 0.7% to $7.6 million for the first quarter of 2017, compared to $7.5 million for the first quarter of 2016.  Average interest-earning assets increased from $682.6 million in the first quarter of 2016 to $732.3 million in the first quarter of 2017.  Average loans outstanding increased by $20.0 million due to increased originations.  Average HTM securities decreased by $14.5 million due to security maturities and repayments from mortgage-backed securities.  The proceeds were used to fund the purchase of AFS securities and, along with other available funds, the purchase of certificates of deposit, which contributed to the increase in average other interest-earning assets.

Interest Expense

Interest expense decreased by $298,000, or 13.1%, to $2.0 million for the first quarter of 2017, compared to $2.3 million for the first quarter of 2016.  The decrease was primarily due to both the decreased average balance and decreased average rate in our borrowings.  Average borrowings decreased $18.6 million from the first quarter of 2016 and the rate paid on borrowings decreased from 3.73% for the first quarter of 2016 to 3.35% for the first quarter of 2017.  We paid off $3.5 million of 8.0% subordinated debentures in the later part of 2016 as well as $10.0 million FHLB advances in 2017.

The following table sets forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.  Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended March 31,
	2017			2016
	Average Balance (1)	Interest (2)	Yield/ Rate (4)	Average Balance (1)	Interest (2)	Yield/ Rate (4)
ASSETS	(dollars in thousands)
Loans	$608,417	$7,081	4.72%	$588,443	$7,020	4.80%
Loans held for sale (“LHFS”)	4,416	50	4.59%	8,196	87	4.27%
AFS securities	3,671	15	1.66%	-	-	-
HTM securities	60,762	254	1.70%	75,218	311	1.66%
Other interest-earning assets (3)	50,297	97	0.78%	4,984	20	1.61%
Restricted stock investments,at cost	4,784	60	5.09%	5,795	66	4.58%
Total interest-earning assets	732,347	7,557	4.18%	682,636	7,504	4.42%
Allowance for loan losses	(9,000)			(8,717)
Cash and other noninterest-earning assets	65,926			87,713
Total assets	$789,273	7,557		$761,632	7,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking and savings	$278,499	215	0.31%	$213,195	155	0.29%
Certificates of deposit	217,455	760	1.42%	278,290	824	1.19%
Total interest-bearing deposits	495,954	975	0.80%	491,485	979	0.80%
Borrowings	120,563	996	3.35%	139,119	1,290	3.73%
Total interest-bearing liabilities	616,517	1,971	1.30%	630,604	2,269	1.45%
Noninterest-bearing deposit accounts	81,569			32,159
Other noninterest-bearing liabilities	2,716			13,931
Stockholders’ equity	88,471			84,938
Total liabilities and stockholders’ equity	$789,273	1,971		$761,632	2,269
Net interest income/net interest spread		$5,586	2.88%		$5,235	2.97%
Net interest margin			3.09%			3.08%

(1)	Nonaccrual loans are included in average loans.
(2)	There are no tax equivalency adjustments.
(3)	Other interest-earning assets include interest-earning deposits and federal funds sold
(4)	Annualized

The “Rate/Volume Analysis” below indicates the changes in our net interest income as a result of changes in volume and rates. We maintain an asset and liability management policy designed to provide a proper balance between rate-sensitive assets and rate-sensitive liabilities to attempt to optimize interest margins while providing adequate liquidity for our anticipated needs.  Changes in interest income and interest expense that result from variances in both volume and rates have been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

	Three Months Ended March 31, 2017 vs. 2016
	Due to Variances in
	Rate	Volume	Total
Interest earned on:	(dollars in thousands)
Loans	$(611)	$672	$61
LHFS	40	(77)	(37)
AFS securities	-	15	15
HTM Securities	51	(108)	(57)
Other interest-earning assets	(74)	151	77
Restricted stock investments, at cost	34	(40)	(6)
Total interest income	(560)	613	53

Interest paid on:
Interest-bearing deposits:
Checking and savings	12	48	60
Certificates of deposit	657	(721)	(64)
Total interest-bearing deposits	669	(673)	(4)
Borrowings	(748)	454	(294)
Total interest expense	(79)	(219)	(298)
Net interest income	$(481)	$832	$351

Provision for Loan Losses

The Company’s loan portfolio is subject to varying degrees of credit risk and an allowance for loan losses is maintained to absorb losses inherent in its loan portfolio.  Credit risk includes, but is not limited to, the potential for borrower default and the failure of collateral to be worth what the Company determined it was worth at the time of the granting of the loan.  We monitor loan delinquencies at least monthly.  All loans that are delinquent and all loans within the various categories of our portfolio as a group are evaluated.  Management, with the advice and recommendation of the Company’s Board of Directors, estimates an Allowance to be set aside for loan losses.  Included in determining the calculation are such factors as historical losses for each loan portfolio, current market value of the loan’s underlying collateral, inherent risk contained within the portfolio after considering the state of the general economy, economic trends, consideration of particular risks inherent in different kinds of lending and consideration of known information that may affect loan collectability.  During the first quarter of 2017, as a result of our Allowance analysis, we determined that a provision reversal of $275,000 was appropriate.

See additional information about the provision for loan losses under “Credit Risk Management and the Allowance” later in this Item.

Noninterest Income

Total noninterest income increased by $108,000, or 8.6%, to $1.4 million for the first quarter of 2017, compared to $1.3 million for the first quarter of 2016, primarily due to increased real estate commissions and management fees, partially offset by decreased mortgage-banking revenue. Real estate commissions by Hyatt Commercial increased by $262,000, or 222.0%, to $380,000 for the first quarter of 2017, compared to $118,000 for the first quarter of 2016.  The increase was due to an increase in commercial sales activity in the first quarter of 2017.  Real estate management fees increased by $29,000, or 17.6%, to $194,000 for the first quarter of 2017, compared to $165,000 for the first quarter of 2016, due primarily to a management fee rate increase in 2017. Mortgage banking revenue decreased $186,000, or 25.8%, to $535,000 for the first quarter of 2017, compared to $721,000 for the first quarter of 2016.  This decrease in activity was the result of a decrease in loans booked through our Internet mortgage platform (“E-Home Finance”) in the first quarter of 2017 compared to the first quarter of 2016.

Noninterest Expense

Total noninterest expenses increased $97,000, or 1.7%, to $5.7 million for the first quarter of 2017, compared to $5.6 million for the first quarter of 2016, primarily due to increases in compensation and related expenses and advertising expenses, partially offset by decreases in Federal Deposit Insurance Corporation (“FDIC”) assessments, occupancy, professional fees, online charges, and legal fees. Compensation and related expenses increased by $121,000, or 3.3%, to $3.8 million for the first quarter of 2017, compared to $3.6 million for the first quarter of 2016. This increase was primarily due to severance expenses paid in the first quarter of 2017.  Net occupancy costs decreased by $116,000, or 25.7%, to $336,000 for the first quarter of 2017, compared to $452,000 for the first quarter of 2016, primarily due to lower maintenance and utility expenses.  Legal fees decreased by $102,000, or 78.5%, to $28,000 for the first quarter of 2017, compared to $130,000 for the first quarter of 2016. This decrease was primarily due to a higher level of legal activity during the first quarter of 2016 on certain foreclosures compared to the first quarter of 2017.  During the first quarter of 2017, we reversed an over accrual of FDIC assessment expense due to a lower first quarter 2017 rate assessment that arose from the termination of the formal agreements with the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Board (“FRB”) in 2016. Professional fees decreased by $37,000, or 21.5%, to $135,000 for the first quarter of 2017, compared to $172,000 for the first quarter of 2016, primarily due to a decrease in fees incurred for consulting. Advertising increased $73,000, or 54.9%, to $206,000 for the first quarter of 2017, compared to $133,000 for the first quarter of 2016, primarily due to timing of marketing campaigns.  During the first quarter of 2017, we received a refund of certain fees that were overbilled in late 2016.  This refund caused online charges to decrease by $61,000, or 23.7%.

Income Tax Provision

We incurred $619,000 in income tax expense during the first quarter of 2017 compared to none in 2016 as we fully released our deferred tax asset valuation allowance in the latter part of 2016.

Financial Condition

Total assets increased $11.2 million to $798.7 million at March 31, 2017, compared to $787.5 million at December 31, 2016.  Cash and cash equivalents increased by $16.4 million, or 24.5%, to $83.6 million at March 31, 2017, compared to $67.1 million at December 31, 2016.  This increase was primarily due to management’s decision to increase liquid assets to preserve liquidity at March 31, 2017, compared to December 31, 2016. LHFS decreased $7.5 million, or 73.3%, to $2.8 million at March 31, 2017, compared to $10.3 million at December 31, 2016.  This decrease was primarily due to the timing of loans pending sale.  Real estate acquired through foreclosure increased $270,000, or 27.7%, to $1.2 million at March 31, 2017 compared to $973,000 at December 31, 2016. This increase was due to the addition of one property.  Total deposits increased $21.8 million, or 3.8%, to $593.8 million at March 31, 2017 compared to $571.9 million at December 31, 2016.  Long-term borrowings decreased by $10.0 million, or 9.7%, to $93.5 million at March 31, 2017 compared to $103.5 million at December 31, 2016.  These borrowings began to mature in February, 2017.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios.  We held $7.2 million in securities classified as AFS as of March 31, 2017.  We held $59.3 million and $62.8 million, respectively, in securities classified as HTM as of March 31, 2017 and December 31, 2016.

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries impact the securities market. Quarterly, we review each security in our AFS portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as OTTI.  For the three months ended March 31, 2017, we determined that no OTTI charges were required during 2017.

All of the AFS and HTM securities that are impaired as of March 31, 2017 are so due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads compared to the time they were purchased.  We have the intent to hold these securities to maturity and it is more likely than not that we will not be required to sell the securities before recovery of value. As such, management considers the impairments to be temporary.

Our AFS securities portfolio consists of United States of America (“U.S.”) government agency notes in the amount of $7.2 million at March 31, 2017.

Our HTM securities portfolio composition is as follows:

	March 31, 2017	December 31, 2016
	(dollars in thousands)
U.S. Treasury securities	$10,996	$12,998
U.S. government agency notes	20,021	20,027
Mortgage-backed securities	28,266	29,732
	$59,283	$62,757

LHFS

We originate residential mortgage loans for sale on the secondary market.  At March 31, 2017, such LHFS, which are carried at fair value, amounted to $2.8 million, the majority of which are subject to purchase commitments from investors. The LHFS balance at December 31, 2016 was $10.3 million and was recorded at lower-of-cost on market value (“LCM”).  LHFS decreased by $7.5 million, or 73.3%, to $2.8 million at March 31, 2017, compared to $10.3 at December 31, 2016.  This decrease was primarily due to the timing of loans pending sale on the secondary market.

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio before unearned loan fees:

	March 31, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)
Residential Mortgage	$253,309	41.4%	$260,603	42.5%
Commercial	16,695	2.7%	16,811	2.7%
Commercial real estate	190,961	31.2%	195,710	31.9%
Construction, land acquisition, and development	50,556	8.3%	41,438	6.8%
Land	49,159	8.0%	48,664	7.9%
Lines of credit	31,859	5.2%	29,657	4.8%
Home equity	18,022	2.9%	19,129	3.1%
Consumer	1,590	0.3%	1,210	0.3%
	$612,151	100.0%	$613,222	100.0%

Loans (before unearned income) decreased by $1.1 million, or 0.2%, to $612.2 million at March 31, 2017, compared to $613.2 million at December 31, 2016.  This decrease was primarily due to decreased residential and commercial real estate loan demand.

Construction Loans

Construction loans are funded, at the request of the borrower, typically not more than once per month, based on the extent of work completed, and are monitored, throughout the life of the project, by independent professional construction inspectors and the Company’s commercial real estate lending department. Interest is advanced to the borrower, upon request, based upon the progress of the project toward completion. The amount of interest advanced is added to the total outstanding principal under the loan commitment. Should the project not progress as scheduled, the adequacy of the interest reserve necessary to carry the project through to completion is subject to close monitoring by management. Should the interest reserve be deemed to be inadequate, the borrower is required to fund the deficiency. Similarly, once a loan is fully funded, the borrower is required to fund all interest payments.

Construction loans are reviewed for extensions upon expiration of the loan term. Provided the loan is performing in accordance with contractual terms, extensions may be granted to allow for the completion of the project, marketing or sales of completed units, or to provide for permanent financing. Extension terms generally do not exceed 12 to 18 months.

In general, our construction loans are used to finance improvements to commercial, industrial, or residential property. Repayment is typically derived from the sale of the property as a whole, the sale of smaller individual units, or by a take-out from a permanent mortgage. The term of the construction period generally does not exceed two years. Loan commitments are based on established construction budgets which represent an estimate of total costs to complete the proposed project including both hard (direct) costs (building materials, labor, etc.) and soft (indirect) costs (legal and architectural fees, etc.). In addition, project costs may include an appropriate level of interest reserves to carry the project through to completion. If established, such interest reserves are determined based on (i) a percentage of the committed loan amount, (ii) the loan term, and (iii) the applicable interest rate. Regardless of whether a loan contains an interest reserve, the total project cost statement serves as the basis for underwriting and determining which items will be funded by the loan and which items will be funded through borrower equity. The Company has not advanced additional interest reserves to keep a loan from becoming nonperforming.

We recognized $73,000 and $61,000 of interest income and capitalized interest from interest reserves during the three months ended March 31, 2017 and 2016, respectively.  None of the loans where interest reserves were recorded as capitalized interest were nonperforming.

Extensions and Guarantees

We have experienced extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. An extension may be granted to allow for the completion of the project, marketing, or sales of completed units, or to provide for permanent financing, and is based on a re-underwriting of the loan and management’s assessment of the borrower’s ability to perform according to the agreed-upon terms. Typically, at the time of an extension, borrowers are performing in accordance with contractual loan terms. Extension terms generally do not exceed 12 to 18 months and typically require the borrower to provide additional economic support in the form of partial repayment, additional collateral, or guarantees. In cases where the fair value of the collateral or the financial resources of the borrower are deemed insufficient to repay the loan, reliance may be placed on the support of a guarantee, if applicable. However, such guarantees are not relied on when evaluating a loan for impairment and never considered the sole source of repayment.

We evaluate the financial condition of guarantors based on the most current financial information available. Most often, such information takes the form of (i) personal financial statements of net worth, cash flow statements, and tax returns (for individual guarantors) and (ii) financial and operating statements, tax returns, and financial projections (for legal entity guarantors). Our evaluation is primarily focused on various key financial metrics, including net worth, leverage ratios, and liquidity. It is our policy to update such information annually, or more frequently as warranted, over the life of the loan.

While we do not specifically track the frequency with which we have pursued guarantor performance under a guarantee, our underwriting process, both at origination and upon extension, as applicable, includes an assessment of the guarantor’s reputation, creditworthiness, and willingness to perform. Historically, when we have found it necessary to seek performance under a guarantee, we have been able to effectively mitigate our losses. When a loan becomes impaired, repayment is sought from both the underlying collateral and the guarantor (as applicable). In the event that the guarantor is unwilling or unable to perform, a legal remedy is pursued.

Credit Risk Management and the Allowance

Credit risk is the risk of loss arising from the inability of a borrower to meet his or her obligations and entails both general risks, which are inherent in the process of lending, and risks specific to individual borrowers.  Our credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry, or collateral type.

We manage credit risk by evaluating the risk profile of the borrower, repayment sources, the nature of the underlying collateral, and other support given current events, conditions, and expectations.  We attempt to manage the risk characteristics of our loan portfolio through various control processes, such as credit evaluation of borrowers, establishment of lending limits, and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances. However, we seek to rely primarily on the cash flow of our borrowers as the principal source of repayment. Although credit policies and evaluation processes are designed to minimize our risk, management recognizes that loan losses will occur and the amount of these losses will fluctuate depending on the risk characteristics of our loan portfolio, as well as general and regional economic conditions.

Management has an established methodology to determine the adequacy of the Allowance that assesses the risks and losses inherent in the loan portfolio.  Our Allowance methodology employs management’s assessment as to the level of future losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers’ current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and/or lines of business. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. In addition, we evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors.  Our risk management practices are designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may inherently exist within the loan portfolio. The assessment aspects involved in analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses. For more detailed information about our Allowance methodology and risk rating system, see Note 3 to the Consolidated Financial Statements.

The following table summarizes the activity in our Allowance by portfolio segment for the three months ended March 31:

	2017	2016
	(dollars in thousands)
Allowance, beginning of period	$8,969	$8,758
Charge-offs:
Residential mortgage	(499)	(140)
Commercial	-	(17)
Commercial real estate	-	(47)
Construction, land acquisition, and development	-	-
Land	-	-
Lines of credit	-	-
Home equity	-	(28)
Consumer		-
Total charge-offs	(499)	(232)
Recoveries:
Residential mortgage	107	82
Commercial	27	19
Commercial real estate	-	-
Construction, land acquisition, and development	-	-
Land	-	-
Lines of credit	-	5
Home equity	3	1
Consumer	-	-
Total recoveries	137	107
Net charge offs	(362)	(125)
Reversal of provision for loan losses	(275)	-
Allowance, end of period	$8,332	$8,633
Loans (before unearned loan fees):
Period-end balance	$612,151	$604,011
Average balance during period	608,417	588,443
Allowance as a percentage of period-end loan balance	1.36%	1.43%
Percent of average loans (annualized):
Reversal of provision for loan losses	(0.18)%	-
Net charge-offs	0.24%	0.09%

The following table summarizes our allocation of the Allowance by loan segment:

	March 31, 2017			December 31, 2016
	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
	(dollars in thousands)
Residential mortgage	$3,789	45.5%	41.4%	$3,833	42.7%	42.5%
Commercial	426	5.1%	2.7%	421	4.7%	2.7%
Commercial real estate	2,515	30.2%	31.2%	2,535	28.3%	31.9%
Construction, land acquisition, and development	387	4.6%	8.3%	527	5.9%	6.8%
Land	710	8.5%	8.0%	863	9.6%	7.9%
Lines of credit	47	0.6%	5.2%	57	0.6%	4.8%
Home equity	453	5.4%	2.9%	728	8.1%	3.1%
Consumer	5	0.1%	0.3%	5	0.1%	0.3%
Total	$8,332	100.0%	100.0%	$8,969	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the Allowance as a best estimate of inherent losses within the portfolio. The Allowance totaled $8.3 million at March 31, 2017 and $9.0 million at December 31, 2016.  Any changes in the Allowance from period to period reflect management’s ongoing application of its methodologies to establish the Allowance, which, for the three months ended March 31, 2017, resulted in decreased allocated Allowances for all loan segments except for commercial and consumer. The changes in the Allowances for the respective loan segments were a function of the changes in the corresponding loan balances and asset quality.

During 2017, as a result of our Allowance analysis, and overall improved asset quality, we released $275,000 from the Allowance. We recorded net charge-offs of $362,000 and $125,000 during the three months ended March 31, 2017 and 2016, respectively.  During 2017, annualized net charge-offs as compared to average loans outstanding increased to 0.24%, compared to 0.09% during 2016.  The Allowance as a percentage of outstanding loans decreased from 1.43% as of December 31, 2016 to 1.36% as of March 31, 2017, reflecting the improvement in our overall asset quality.

Although management uses available information to establish the appropriate level of the Allowance, future additions or reductions to the Allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions, and other factors. As a result, our Allowance may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our Allowance and related methodology. Such agencies may require us to recognize adjustments to the Allowance based on their judgments about information available to them at the time of their examination.  Management believes the Allowance is adequate as of March 31, 2017 and is sufficient to address the credit losses inherent in the current loan portfolio.

Nonperforming Assets (“NPAs”)

Given the volatility of the real estate market, it is very important for us to have current appraisals on our NPAs. Generally, we annually obtain appraisals on NPAs.  In addition, as part of our asset monitoring activities, we maintain a Loss Mitigation Committee that meets once a month. During these Loss Mitigation Committee meetings, all NPAs and loan delinquencies are reviewed. We also produce an NPA report which is distributed monthly to senior management and is also discussed and reviewed at the Loss Mitigation Committee meetings. This report contains all relevant data on the NPAs, including the latest appraised value and valuation date.  Accordingly, these reports identify which assets will require an updated appraisal. As a result, we have not experienced any internal delays in identifying which loans/credits require appraisals. With respect to the ordering process of the appraisals, we have not experienced any delays in turnaround time nor has this been an issue over the past three years. Furthermore, we have not had any delays in turnaround time or variances thereof in our specific loan operating markets.

NPAs, expressed as a percentage of total assets, totaled 1.0% at March 31, 2017 and 1.4% at December 31, 2016.  The ratio of the Allowance to nonperforming loans was 125.3% at March 31, 2017 and 91.0% at December 31, 2016.  The increase in this ratio from December 31, 2016 to March 31, 2017 was a reflection of the decrease in nonperforming loans.

The distribution of our NPAs is illustrated in the following table.  We did not have any loans greater than 90 days past due and still accruing at March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
Nonaccrual Loans:	(dollars in thousands)
Residential mortgage	$3,938	$3,580
Commercial	-	1
Commercial real estate	262	2,938
Construction, land acquisition, and development	-	-
Land	93	269
Lines of credit	-	150
Home equity	2,355	2,914
Consumer	-	-
	6,648	9,852

Real Estate Acquired Through Foreclosure:
Residential mortgage	188	393
Commercial	-	-
Commercial real estate	827	341
Construction, land acquisition, and development	-	-
Land	228	239
Lines of credit	-	-
Home equity	-	-
Consumer	-	-
	1,243	973
Total Nonperforming Assets	$7,891	$10,825

Nonaccrual loans amounted to $6.6 million at March 31, 2017 and $9.9 million at December 31, 2016.  We added three loans in the amount of $921,000 to nonaccrual status during 2017.  Of the balance of nonaccrual loans at December 31, 2016, $3.3 million were either returned to accrual status, charged off, or paid off.

Real estate acquired through foreclosure increased $270,000 compared to December 31, 2016, with decreases in all loan segments, with the exception of commercial real estate, due to resolution of the properties through foreclosure sales or buyouts. The increase in commercial real estate was primarily from one foreclosure in the amount of $515,000.

The activity in our real estate acquired through foreclosure was as follows:

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Balance at beginning of period	$973	$1,744
Real estate acquired in satisfaction of loans	515	584
Write-downs and losses on real estate acquired through foreclosure	(40)	(13)
Proceeds from sales of real estate acquired through foreclosure	(205)	(578)
Balance at end of period	$1,243	$1,737

TDRs

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR.

The composition of our TDRs is illustrated in the following table:

	March 31, 2017	December 31, 2016
Residential mortgage:	(dollars in thousands)
Nonaccrual	$2,566	$2,137
>= 90 days past due	-	-
<90 days past due/current	14,143	15,886
Commercial real estate:
Nonaccrual	210	249
>= 90 days past due	-	-
<90 days past due/current	1,901	1,914
Land:
Nonaccrual	146	6
>= 90 days past due	-	-
<90 days past due/current	28	170
Consumer
Nonaccrual	-	-
>= 90 days past due	-	-
<90 days past due/current	92	96
Totals
Nonaccrual	2,922	2,392
>= 90 days past due	-	-
<90 days past due/current	16,164	18,066
	$19,086	$20,458

See additional information on TDRs in Note 3 to the Consolidated Financial Statements.

Deposits

Deposits were $593.8 million at March 31, 2017 and $571.9 million at December 31, 2016.  During the three months ended March 31, 2017, we experienced increases in checking accounts and savings accounts due to new account openings and higher account balances.  We obtained significant new noninterest-bearing deposits in the first quarter of 2017 through a campaign designed to attract deposits in certain local emerging markets. The decrease in certificates of deposit was due to the payoff of regularly maturing CDs.

The deposit breakdown is as follows:

	March 31, 2017		December 31, 2016
	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Checking and savings	$247,546	41.69%	$239,985	41.96%
Certificates of deposit	268,234	45.18%	273,816	47.87%
Total interest-bearing deposits	515,780	86.87%	513,801	89.83%
Noninterest-bearing deposits	77,982	13.13%	58,145	10.17%
Total deposits	$593,762	100.00%	$571,946	100.00%

Borrowings

Our borrowings consist of advances from the FHLB and a term loan from a commercial bank.

The FHLB advances are available under a specific collateral pledge and security agreement, which requires that we maintain collateral for all of our borrowings equal to 30% of total assets.  Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and may contain prepayment penalties. Long-term borrowings through the FHLB have original maturities up to 15 years and generally contain prepayment penalties.

At March 31, 2017, our total available credit line with the FHLB was $145.3 million. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.  Our outstanding FHLB advance balance at March 31, 2017 and December 31, 2016 was $90.0 million and $100.0 million, respectively. During the latter part of 2016, we paid off $10.0 million in higher cost advances.

On September 30, 2016, we entered into a loan agreement with a commercial bank whereby we borrowed $3,500,000 for a term of 8 years. The unsecured note bears interest at a fixed rate of 4.25% for the first 36 months then, at the option of the Company, converts to either (1) floating rate of the Wall Street Journal Prime plus 50 basis points or (2) fixed rate at two hundred seventy five (275) basis points over the five year amortizing FHLB rate for the remaining five years. Repayment terms are monthly interest only payments for the first 36 months, then quarterly principal payments of $175,000 plus interest. The loan is subject to a prepayment penalty of 1% of the principal amount prepaid during the first 36 months. If we elect the 5 year fixed rate of 275 basis points over the FHLB rate (“FHLB Rate Period”), the loan will be subject to a prepayment penalty of 2% during the first and second years of the FHLB Rate Period and 1% of the principal repaid during the third, fourth, and fifth years of the FHLB Rate Period. We may make additional principal payments from internally generated funds of up to $875,000 per year during any fixed rate period without penalty. There is no prepayment penalty during any floating rate period.

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB as of March 31, 2017:

Principal Amount (in thousands)	Rate	Maturity
$60,000	2.85% to 4.05%	2017
15,000	2.58% to 3.43%	2018
15,000	4.00%	2019
$90,000

Subordinated Debentures

As of March 31, 2017, the Company had outstanding $20.6 million in principal amount of Junior Subordinated Debt Securities, due in 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by the Company on January 7, 2010.

The 2035 Debentures were issued and sold to Severn Capital Trust I (the “Trust”), of which 100% of the common equity is owned by the Company.  The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures.  The 2035 Debentures held by the Trust are the sole assets of the Trust.  Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures.   We have entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee.

Under the terms of the 2035 Debenture, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing.  As of December 31, 2015, we had deferred the payment of fifteen quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,863,000.  During the second quarter of 2016, we paid all of the deferred interest and as of March 31, 2017, we were current on all interest due on the 2035 Debenture.

Capital Resources

Total stockholders’ equity increased $910,000 to $88.8 million at March 31, 2017 compared to $87.9 million as of December 31, 2016.  The increase was principally a result of the first quarter 2017 net income.

Series A Preferred Stock

On November 15, 2008, the Company completed a private placement offering consisting of a total of 70 units, at an offering price of $100,000 per unit, for gross proceeds of $7,000,000. Each unit consists of 6,250 shares of the Company’s Series A 8.0% Non-Cumulative Convertible Preferred Stock. Dividends will not be paid on our common stock in any quarter until the dividend on the Series A Preferred Stock has been paid for such quarter; however, there is no requirement that our Board of Directors declare any dividends on the Series A Preferred Stock and any unpaid dividends are not cumulative.

Series B Preferred Stock

On November 21, 2008, we entered into an agreement with the United States Department of the Treasury (“Treasury”), pursuant to which we issued and sold (i) shares of our Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 556,976 shares of the Company’s common stock, par value $0.01 per share.  As of December 31, 2016, the Company had redeemed all outstanding shares of the Preferred Stock. At March 31, 2017 the Treasury continues to hold the Warrant.

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

Capital Adequacy

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As of March 31, 2017 and December 31, 2016, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well-capitalized.”  See details of our capital ratios in Note 4 of the Consolidated Financial Statements.

Liquidity

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, to fund the operations of our mortgage-banking business, as well as to meet current and planned expenditures. These cash requirements are met on a daily basis through the inflow of deposit funds, the maintenance of short-term overnight investments, maturities and calls in our securities portfolio, and available lines of credit with the FHLB, which requires pledged collateral. Fluctuations in deposit and short-term borrowing balances may be influenced by the interest rates paid, general consumer confidence, and the overall economic environment. There can be no assurances that deposit withdrawals and loan fundings will not exceed all available sources of liquidity on a short-term basis. Such a situation would have an adverse effect on our ability to originate new loans and maintain reasonable loan and deposit interest rates, which would negatively impact earnings.

Our principal sources of liquidity are loan repayments, maturing investments, deposits, borrowed funds, and proceeds from loans sold on the secondary market. The levels of such sources are dependent on the Bank’s operating, financing, and investing activities at any given time.  We consider core deposits stable funding sources and include all deposits, except time deposits of $100,000 or more.  The Bank’s experience has been that a substantial portion of certificates of deposit renew at time of maturity and remain on deposit with the Bank.  Additionally, loan payments, maturities, deposit growth, and earnings contribute to our flow of funds.

In addition to our ability to generate deposits, we have external sources of funds, which may be drawn upon when desired.  The primary source of external liquidity is an available line of credit with the FHLB.  The Bank’s credit availability under the FHLB’s credit availability program was $145.3 million at March 31, 2017, of which $90.0 million was outstanding.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $78.5 million at March 31, 2017. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. As of March 31, 2017, we had $1.2 million outstanding in mortgage loan commitments and $13.0 million in unadvanced construction commitments, which we expect to fund from the sources of liquidity described above.  These amounts do not include undisbursed lines of credit, home equity lines of credit, and standby letters of credit, in the aggregate amount of $64.3 million at March 31, 2017, which we anticipate we will be able to fund, if required, from these liquidity sources in the regular course of business.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity.  As of March 31, 2017, we had no material commitments for capital expenditures.

Our ability to acquire deposits or borrow could be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.  At March 31, 2017, management considered the Company’s liquidity level to be sufficient for the purposes of meeting our cash flow requirements.  We are not aware of any undisclosed known trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in our liquidity.

We anticipate that our primary sources of liquidity over the next twelve months will be from loan repayments, maturing investments, deposit growth, and borrowed funds. We believe that these sources of liquidity will be sufficient for us to meet our liquidity needs over the next twelve months.

Off-Balance Sheet Arrangements and Derivatives

We enter into off-balance sheet arrangements in the normal course of business. These arrangements consist primarily of commitments to extend credit, lines of credit, and letters of credit. In addition, we have certain operating lease obligations.

Credit Commitments

Credit commitments are agreements to lend to a customer as long as there is no violation of any condition to the contract. Loan commitments generally have interest rates fixed at current market amounts, fixed expiration dates, and may require payment of a fee. Lines of credit generally have variable interest rates. Such lines do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time. Letters of credit are commitments issued to guarantee the performance of a customer to a third party.

Our exposure to credit loss in the event of nonperformance by the borrower is the contract amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. We are not aware of any accounting loss we would incur by funding our commitments.

See detailed information on credit commitments above under “Liquidity.”

Derivatives

We maintain and account for derivatives, in the form of interest-rate lock commitments (“IRLCs”) , mandatory forward contracts, and best effort forward contracts, in accordance with the Financial Accounting Standards Board guidance on accounting for derivative instruments and hedging activities.  We recognize gains and losses on IRLCs, mandatory forward contracts, and best effort forward contracts on the loan pipeline through mortgage-banking revenue in the Consolidated Statements of Operations.

IRLCs on mortgage loans that we intend to sell in the secondary market are considered derivatives. We are exposed to price risk from the time a mortgage loan closes until the time the loan is sold.  The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 14 days to 60 days. For these IRLCs, we attempt to protect the Bank from changes in interest rates through the use of best efforts and mandatory forward contracts.

Information pertaining to the carrying amounts of our derivative financial instruments follows:

	March 31, 2017		December 31, 2016
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(dollars in thousands)
Asset - IRLCs	$5,965	$169	$9,725	$162
Asset - Mandatory forward contracts	2,670	2	10,302	153
Liability - Best effort forward contracts	5,965	26	-	-

Inflation

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with accounting principles generally accepted in the U.S. and practices within the banking industry which require the measurement of financial condition and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation.  As a financial institution, virtually all of our assets and liabilities are monetary in nature and interest rates have a more significant impact on our performance than the effects of general levels of inflation.  A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless mitigated by increases in our revenues correspondingly. However, we believe that the impact of inflation on our operations was not material for the first quarter of 2017 or 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The principal objective of the Company’s interest rate risk management is to evaluate the interest rate risk included in balance sheet accounts, determine the level of risks appropriate given our business strategy, operating environment, capital and liquidity requirements, and performance objectives, and manage the risk consistent with our interest rate risk management policy.  Through this management, we seek to reduce the vulnerability of our operations to changes in interest rates.  The Board of Directors of the Company is responsible for reviewing assets/liability policies and interest rate risk position. The Board of Directors reviews the interest rate risk position on a quarterly basis and, in connection with this review, evaluates the Company’s business activities and strategies, the effect of those strategies on the Company’s net interest margin and the effect that changes in interest rates will have on the loan portfolio.  While continuous movement of interest rates is certain, the extent and timing of these movements is not always predictable.  Any movement in interest rates has an effect on our profitability.   We face the risk that rising interest rates could cause the cost of interest-bearing liabilities, such as deposits and borrowings, to rise faster than the yield on interest-earning assets, such as loans and investments. Our interest rate spread and interest rate margin also may be negatively impacted in a declining interest rate environment even though we generally borrow at short-term interest rates and lend at longer-term interest rates.  This is because loans and other interest-earning assets may be prepaid and replaced with lower yielding assets before the supporting interest-bearing liabilities reprice downward. Our interest rate margin may also be negatively impacted in a flat or inverse-yield curve environment.  Mortgage origination activity tends to increase when interest rates trend lower and decrease when interest rates rise.

Our primary strategy to control interest rate risk is to strive to balance our loan origination activities with the interest rate market. We attempt to maintain a substantial portion of our loan portfolio in short-term loans such as construction loans.  This has proven to be an effective hedge against rapid increases in interest rates as the construction loan portfolio reprices rapidly.

The matching of maturity or repricing of interest-earning assets and interest-bearing liabilities may be analyzed by examining the extent to which these assets and liabilities are interest rate sensitive and by monitoring the Bank’s interest rate sensitivity gap.  An interest-earning asset or interest-bearing liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. The difference between rate sensitive assets and rate sensitive liabilities represents the Bank’s interest sensitivity gap. At March 31, 2017, we had a one-year cumulative positive gap of approximately $33.6 million.

Exposure to interest rate risk is actively monitored by management.  The objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. We use the BankersGPS model to monitor our exposure to interest rate risk, which calculates changes in the economic value of equity (“EVE”).

The following table represents our EVE at March 31, 2017:

Change in Rates	Amount	$ Change	% Change
	(dollars in thousands)
+400bp	$100,725	$(3,386)	-3.25%
+300bp	101,139	(2,972)	-2.85%
+200bp	101,837	(2,274)	-2.18%
+100bp	102,839	(1,272)	-1.22%
0bp	104,111
-100bp	105,680	1,569	1.51%
-200bp	109,086	4,975	4.78%
-300bp	112,183	8,072	7.75%
-400bp	118,237	14,126	13.57%

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

Item 4.	Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, we are party to litigation arising from the banking, financial, and other activities we conduct.  Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from these matters will have a material effect on the Company’s financial condition, operating results, or liquidity.

Item 1A.	Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report on Form 10-K of Severn Bancorp for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of March 31, 2017 and for the three months ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Accumulated Comprehensive Loss; (iv) the Consolidated  Statements of Stockholder’s Equity: (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

May 15, 2017	/s/ Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2017	/s/ Paul B. Susie
Paul B. Susie, Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of March 31, 2017 and for the three months ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Accumulated Comprehensive Loss; (iv) the Consolidated Statements of Stockholder’s Equity: (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.