Form 10-Q
period 2017-06-30
SEVERN BANCORP INC
filed 2017-08-14
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Common Stock, $0.01 par value – 12,137,341 shares outstanding as of August 11, 2017

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

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements.  These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2016 Annual Report on Form 10-K, Item 1A of Part II of the Company’s March 31, 2017 quarterly report on Form 10-Q, Item 1A of Part II of this quarterly report on Form 10-Q, and the following:

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

ii

PART I– FINANCIAL INFORMATION

Item 1.	Financial Statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Cash and due from banks	$19,759	$39,396
Federal funds sold and interest-bearing deposits in other banks	14,242	27,718
Cash and cash equivalents	34,001	67,114
Securities available for sale, at fair value	7,171	-
Securities held to maturity (fair value of $64,747 at June 30, 2017 and $62,827 at December 31, 2016)	64,442	62,757
Loans held for sale, at fair value at June 30, 2017	3,489	10,307
Loans receivable	631,444	610,278
Allowance for loan losses	(7,718)	(8,969)
Loans, net	623,726	601,309
Real estate acquired through foreclosure	1,015	973
Restricted stock investments	4,276	5,103
Premises and equipment, net	23,644	24,030
Accrued interest receivable	2,285	2,249
Deferred income taxes	8,769	10,081
Other assets	2,626	3,562
Total assets	$775,444	$787,485

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest bearing	$92,605	$58,145
Interest-bearing	487,021	513,801
Total deposits	579,626	571,946
Long-term borrowings	83,500	103,500
Subordinated debentures	20,619	20,619
Accrued expenses and other liabilities	1,877	3,490
Total liabilities	685,622	699,555

Stockholders' Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
Preferred stock series "A," 437,500 shares issued and outstanding and $3,500 liquidation preference at both June 30, 2017 and December 31, 2016	4	4
Common stock, $0.01 par value, 20,000,000 shares authorized; 12,125,340 and 12,123,179 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	121	121
Additional paid-in capital	64,214	63,960
Retained earnings	25,477	23,845
Accumulated other comprehensive income	6	-
Total stockholders' equity	89,822	87,930
Total liabilities and stockholders' equity	$775,444	$787,485

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:	(unaudited)
Loans	$7,394	$7,261	$14,525	$14,368
Securities	328	299	597	610
Other earning assets	174	82	331	168
Total interest income	7,896	7,642	15,453	15,146
Interest expense:
Deposits	938	1,004	1,913	1,983
Borrowings and subordinated debentures	951	1,097	1,947	2,387
Total interest expense	1,889	2,101	3,860	4,370
Net interest income	6,007	5,541	11,593	10,776
(Reversal of) provision for loan losses	(375)	100	(650)	100
Net interest income after (reversal of) provision for loan losses	6,382	5,441	12,243	10,676
Noninterest income:
Mortgage-banking revenue	281	930	816	1,651
Real estate commissions	268	673	648	791
Real estate management fees	122	185	316	350
Other noninterest income	334	303	583	549
Total noninterest income	1,005	2,091	2,363	3,341
Noninterest expense:
Compensation and related expenses	3,674	3,814	7,431	7,450
Occupancy	325	449	661	901
Legal fees	35	6	63	136
Write-downs, losses, and costs of real estate acquired through foreclsoure, net	7	98	40	143
Federal Deposit Insurance Corpation insurance premiums	66	164	64	294
Professional fees	118	235	253	407
Advertising	245	208	451	341
Online charges	228	243	424	500
Credit report and appraisal fees	172	229	275	332
Other	954	805	1,837	1,325
Total noninterest expense	5,824	6,251	11,499	11,829
Net income before income tax provision	1,563	1,281	3,107	2,188
Income tax provision (benefit)	581	(11,194)	1,200	(11,194)
Net income	982	12,475	1,907	13,382
Amortization of discount on preferred stock	(67)	(67)	(135)	(135)
Dividends on preferred stock	(70)	(396)	(140)	(922)
Net income available to common stockholders	$845	$12,012	$1,632	$12,325
Net income per common share - basic	$0.07	$1.02	$0.13	$1.13
Net income per common share - diluted	$0.07	$1.02	$0.13	$1.12

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)
Net income	$982	$12,475	$1,907	$13,382
Other comprehensive income item - unrealized holding gains on available-for-sale securities arising during the period (net of income taxes of $14 and $4, respectively, in 2017)	21	-	6	-
Total other comprehensive income	21	-	6	-
Total comprehensive income	$1,003	$12,475	$1,913	$13,382

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)

	Six Months Ended June 30, 2017 (unaudited)
	Number of Shares of Preferred Stock	Number of Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2017	437,500	12,123,179	$4	$121	$63,960	$23,845	$-	$87,930
Net income	-	-	-	-	-	1,907	-	1,907
Stock-based compensation	-	-	-	-	102	-	-	102
Stock issued, net of expense	-	2,161	-	-	17	-	-	17
Dividend declared on Series A preferred stock	-	-	-	-	-	(140)	-	(140)
Amortization of discount on Series B preferred stock	-	-	-	-	135	(135)	-	-
Other comprehensive income	-	-	-	-	-	-	6	6
Balance at June 30, 2017	437,500	12,125,340	$4	$121	$64,214	$25,477	$6	$89,822

	Six Months Ended June 30, 2016 (unaudited)
	Number of Shares of Preferred Stock	Number of Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2016	460,893	10,088,879	$4	$101	$76,335	$10,016	$-	$86,456
Net income	-	-	-	-	-	13,382	-	13,382
Stock-based compensation	-	-	-	-	95	-	-	95
Stock issued, net of expense	-	2,015,500	-	20	10,490	-	-	10,510
Stock redemption on Series B preferred stock	(10,000)	-	-	-	(10,000)	-	-	(10,000)
Dividend declared on Series A preferred stock	-	-	-	-	-	(70)	-	(70)
Dividend declared on Series B preferred stock	-	-	-	-	-	(852)	-	(852)
Amortization of discount on Series B preferred stock	-	-	-	-	135	(135)	-	-
Balance at June 30, 2016	450,893	12,104,379	$4	$121	$77,055	$22,341	$-	$99,521

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except per share data)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:	(unaudited)
Net income	$1,907	$13,382
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	602	571
Amortization of deferred loan fees	(521)	(592)
Net amortization of premiums and discounts	(262)	214
(Reversal of) provision for loan losses	(650)	100
Write-downs and losses on real estate acquired through foreclosure, net of gains	40	87
Gain on sale of mortgage loans	(816)	(1,651)
Proceeds from sale of mortgage loans held for sale	24,065	62,046
Originations of loans held for sale	(16,849)	(60,572)
Stock-based compensation	102	95
Deferred income taxes	1,308	(11,239)
Increase in accrued interest receivable	(36)	(44)
Decrease (increase) in other assets	936	(178)
Decrease in accrued expenses and other liabilities	(1,614)	(358)
Net cash provided by operating activities	8,212	1,861
Cash flows from investing activities:
Loan principal (disbursements), net of repayments	(21,343)	(20,025)
Redemption (purchase) of restricted stock investments	827	(369)
Purchases of premises and equipment, net	(216)	(288)
Activity in securities held to maturity:
Purchases	(6,679)	(4,562)
Maturities/calls/repayments	5,096	7,901
Activity in available-for-sale securities:
Purchases	(7,184)	-
Maturities/calls/repayments	184	-
Proceeds from sales of real estate acquired through foreclosure	433	1,622
Net cash used in investing activities	(28,882)	(15,721)
Cash flows from financing activities:
Net increase in deposits	7,680	15,906
Additional borrowings	-	10,000
Repayment of borrowings	(20,000)	-
Series A preferred stock dividends	(140)	(70)
Series B preferred stock dividends	-	(7,402)
Stock redemption of Series B preferred stock	-	(10,000)
Proceeds from common stock issuance	17	10,510
Net cash (used in) provided by financing activities	(12,443)	18,944
(Decrease) increase in cash and cash equivalents	(33,113)	5,084
Cash and cash equivalents at beginning of period	67,114	43,591
Cash and cash equivalents at end of period	$34,001	$48,675
Supplemental Information:
Interest paid on deposits and borrowed funds	$3,902	$7,099
Real estate acquired in satisfaction of loans	515	1,077
Transfers of loans held for sale to portfolio	419	-

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and six months ended June 30, 2017 and 2016 is unaudited)

Note 1 -  Summary of Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of Severn Bancorp, Inc. and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 8-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry.  In the opinion of management, all adjustments (comprising only of those of a normal recurring nature) necessary for a fair presentation of the results of operations for the interim periods presented have been made. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017 or any other interim or future period.  Events occurring after the date of the financial statements up to August 14, 2017, the date the financial statements were available to be issued, were considered in the preparation of the consolidated financial statements.

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

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and interest-earning deposits with banks.

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

Pronouncements Issued

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended by ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers: Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, that provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers. The guidance also provides for a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. This standard may affect an entity’s financial statements, business processes and internal control over financial reporting. The standard is effective for interim and annual periods beginning after December 15, 2017. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We are currently evaluating the impact of this standard on the Company’s financial position, results of operations, and cash flows.

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

In February 2016, FASB issued ASU 2016-02, Leases, which requires a lessee to recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a “right-of-use” asset. The accounting applied by the lessor is relatively unchanged. The ASU also requires expanded qualitative and quantitative disclosures. For public business entities, the guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and mandates a modified retrospective transition for all entities. Early application is permitted. We have determined that the provisions of ASU No. 2016-02 may result in an increase in assets to recognize the present value of the lease obligations, with a corresponding increase in liabilities, however, we do not expect this to have a material impact on our financial position, results of operations, or cash flows.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, which sets forth a current expected credit loss (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. While the Company is currently in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements, it currently expects the Allowance to increase upon adoption given that the Allowance will be required to cover the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the Company’s loan and lease portfolio at the time of adoption.

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

Note 2 -  Securities

The amortized cost and estimated fair values of our AFS securities portfolio were as follows as of June 30, 2017:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
U.S. government agency notes	$7,160	$13	$2	$7,171

We did not hold any AFS securities as of December 31, 2016.

The amortized cost and estimated fair values of our held-to-maturity (“HTM”) securities portfolio were as follows:

	June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
U.S. Treasury securities	$10,996	$127	$1	$11,122
U.S. government agency notes	20,015	158	37	20,136
Mortgage-backed securities	33,431	123	65	33,489
	$64,442	$408	$103	$64,747

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
U.S. Treasury securities	$12,998	$167	$-	$13,165
U.S. government agency notes	20,027	133	54	20,106
Mortgage-backed securities	29,732	52	228	29,556
	$62,757	$352	$282	$62,827

Gross unrealized losses and fair value by length of time that the individual HTM securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	June 30, 2017
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
U.S. Treasury securities	$2,000	$-	$2,998	$1	$4,998	$1
U.S. government agency notes	1,000	-	8,014	37	9,014	37
Mortgage-backed securities	9,265	15	7,938	50	17,203	65
	$12,265	$15	$18,950	$88	$31,215	$103

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
U.S. government agency notes	$5,002	$54	$-	$-	$5,002	$54
Mortgage-backed securities	23,457	228	-	-	23,457	228
	$28,459	$282	$-	$-	$28,459	$282

The gross unrealized loss in the AFS securities portfolio is on $2.0 million fair value of AFS securities and has existed for less than twelve months.

Two AFS securities were in an unrealized loss position as of June 30,2017, with the largest loss in any one security amounting to $2,000. In the HTM securities portfolio, 22 securities were in a loss position as of June 30, 2017, with the largest loss in any one security amounting to $22,000.

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

Contractual maturities of debt securities at June 30, 2017 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS Securities		HTM Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$-	$-	$13,013	$13,021
Due after one through five years	7,160	7,171	16,034	16,149
Due after five years through ten years	-	-	1,964	2,088
Mortgage-backed securities	-	-	33,431	33,489
	$7,160	$7,171	$64,442	$64,747

There were no securities pledged as collateral as of June 30, 2017 or December 31, 2016.

Note 3 -  Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Residential mortgage	$288,747	$260,603
Commercial	25,811	46,468
Commercial real estate	216,388	195,710
Construction, land acquisition, and development	85,898	90,102
Home equity	16,336	19,129
Consumer	1,104	1,210
Total loans receivable	634,284	613,222
Unearned loan fees	(2,840)	(2,944)
Net loans receivable	$631,444	$610,278

Certain loans in the amount of $201.4 million have been pledged under a blanket floating lien to the Federal Home Loan Bank of Atlanta (“FHLB”) as collateral against advances.

Credit Quality

An Allowance is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience.  Management has an established methodology to determine the adequacy of the Allowance that assesses the risks and losses inherent in the loan portfolio.  The methodology takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay.  Determining the amount of the Allowance requires the use of estimates and assumptions. Actual results could differ significantly from those estimates.  While management uses available information to estimate losses on loans, future additions to the Allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies periodically review the Allowance as an integral part of their examination process.  Such agencies may require us to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination.  Management believes the Allowance is adequate as of June 30, 2017 and December 31, 2016.

For purposes of determining the Allowance, we have segmented our loan portfolio by product type.  Our portfolio loan segments are residential mortgage, commercial, commercial real estate, construction, land acquisition, and development, Home equity/2nds, and consumer.  We have looked at all segments and have determined that no additional subcategorization is warranted based upon our credit review methodology and our portfolio classes are the same as our portfolio segments.

Inherent Credit Risks

The inherent credit risks within the loan portfolio vary depending upon the loan class as follows:

Residential mortgage - secured by one to four family dwelling units. The loans have limited risk as they are secured by first mortgages on the unit, which are generally the primary residence of the borrower, at a loan-to-value ratio (“LTV”) of 80% or less.

Commercial - underwritten in accordance with our policies and include evaluating historical and projected profitability and cash flow to determine the borrower’s ability to repay the obligation as agreed. Commercial loans are made primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral supporting the loan. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.  Additionally, lines of credit are subject to the underwriting standards and processes similar to commercial loans, in addition to those underwriting standards for real estate loans. These loans are viewed primarily as cash flow dependent and, secondarily, as loans secured by real-estate and/or other assets. Repayment of these loans is generally dependent upon the successful operation of the property securing the loan or the principal business conducted on the property securing the loan. Line of credit loans may be adversely affected by conditions in the real estate markets or the economy in general. Management monitors and evaluates line of credit loans based on collateral and risk-rating criteria.

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

Construction, land acquisition, and development (“ADC”) - underwritten in accordance with our underwriting policies which include a financial analysis of the developers, property owners, construction cost estimates, and independent appraisal valuations. These loans will rely on the value associated with the project upon completion. These cost and valuation estimates may be inaccurate. Construction loans generally involve the disbursement of substantial funds over a short period of time with repayment substantially dependent upon the success of the completed project rather than the ability of the borrower or guarantor to repay principal and interest.  Additionally, land is underwritten according to our policies which include independent appraisal valuations as well as the estimated value associated with the land upon completion of development. These cost and valuation estimates may be inaccurate. These loans are considered to be of a higher risk than other real estate loans due to their ultimate repayment being sensitive to general economic conditions, availability of long-term financing, interest rate sensitivity, and governmental regulation of real property.

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

Home equity/2nds - subject to the underwriting standards and processes similar to residential mortgages and are secured by one to four family dwelling units. Home equity/2nds loans have greater risk than residential mortgages as a result of the Bank generally being in a second lien position.

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

A loan is considered impaired if it meets any of the following three criteria:

•	Loans that are 90 days or more in arrears (nonaccrual loans);
•	Loans where, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement; or
•	Loans that are modified and qualify as troubled debt restructured loans (“TDR” or “TDRs”).

If a loan is considered to be impaired, it is then determined to be either cash flow or collateral dependent for purposes of Allowance determination.

With respect to all loan segments, we do not charge off a loan, or a portion of a loan, until one of the following conditions have been met:

•	The loan has been foreclosed. At the time of foreclosure, a charge off is recorded for the difference between the recorded amount of the loan and the net value of the underlying collateral.

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

General Allowance Component

The general component of the Allowance is based on historical loss experience adjusted for qualitative factors. Loans are pooled by portfolio class and an historical loss percentage, based upon a four-year net charge-off history, is applied to each class.  The result of that calculation for each loan class is then applied to the current loan portfolio balances to determine the required general component of the Allowance per loan class.  We then apply additional loss multipliers to the different classes of loans to reflect various qualitative factors. These qualitative factors include, but are not limited to:

•	Levels and trends in delinquencies and nonaccruals;
•	Inherent risk in the loan portfolio;
•	Trends in volume and terms of the loan;
•	Effects of any change in lending policies and procedures;
•	Experience, ability, and depth of management;
•	National and local economic trends and conditions;
•	Effect of any changes in concentration of credit; and
•	Industry conditions.

The following tables present, by portfolio segment, the changes in the Allowance and the recorded investment in loans:

	Three Months Ended June 30, 2017
	Residential Mortgage	Commercial	Commercial Real Estate	Construction, Acquisition, and Development	Home Equity/ 2nds	Consumer	Total
	(dollars in thousands)
Beginning Balance	$3,789	$473	$2,515	$1,097	$453	$5	$8,332
Charge-offs	(208)	(27)	-	-	(98)	-	(333)
Recoveries	32	-	60	-	2	-	94
Net (charge-offs) recoveries	(176)	(27)	60	-	(96)	-	(239)
(Reversal of) provision for loan losses	(210)	(57)	(4)	(113)	10	(1)	(375)
Ending Balance	$3,403	$389	$2,571	$984	$367	$4	$7,718

	Six Months Ended June 30, 2017
	(dollars in thousands)
Beginning Balance	$3,833	$478	$2,535	$1,390	$728	$5	$8,969
Charge-offs	(707)	-	-	-	(98)	-	(805)
Recoveries	139	-	60	-	5	-	204
Net (charge-offs) recoveries	(568)	-	60	-	(93)	-	(601)
Provision for (reversal of) loan losses	138	(89)	(24)	(406)	(268)	(1)	(650)
Ending Balance	$3,403	$389	$2,571	$984	$367	$4	$7,718

Ending balance -individually evaluated for impairment	$1,524	$-	$189	$51	$-	$3	$1,767
Ending balance - collectively evaluated for impairment	1,879	389	2,382	933	367	1	5,951
	$3,403	$389	$2,571	$984	$367	$4	$7,718

Ending loan balance - individually evaluated for impairment	$15,919	$-	$6,078	$807	$-	$90	$22,894
Ending loan balance - collectively evaluated for impairment	269,988	25,811	210,310	85,091	16,336	1,014	608,550
	$285,907	$25,811	$216,388	$85,898	$16,336	$1,104	$631,444

	December 31, 2016
	Residential Mortgage	Commercial	Commercial Real Estate	Construction, Acquisition, and Development	Home Equity/ 2nds	Consumer	Total
Ending Allowance balance - individually evaluated for impairment	$1,703	$15	$196	$53	$402	$4	$2,373
Ending Allowance balance - collectively evaluated for impairment	2,130	463	2,339	1,337	326	1	6,596
	$3,833	$478	$2,535	$1,390	$728	$5	$8,969

Ending loan balance - individually evaluated for impairment	$20,403	$148	$5,656	$858	$3,137	$96	$30,298
Ending loan balance - collectively evaluated for impairment	237,256	46,320	190,054	89,244	15,992	1,114	579,980
	$257,659	$46,468	$195,710	$90,102	$19,129	$1,210	$610,278

The following tables present the credit quality breakdown of our loan portfolio by class:

	Three Months Ended June 30, 2016
	Residential Mortgage	Commercial	Commercial Real Estate	Construction, Acquisition, and Development	Home Equity/ 2nds	Consumer	Total
	(dollars in thousands)
Beginning Balance	$4,223	$390	$2,348	$1,019	$650	$3	$8,633
Charge-offs	(11)	-	(131)	-	-	-	(142)
Recoveries	103	9	-	100	1	-	213
Net recoveries (charge-offs)	92	9	(131)	100	1	-	71
(Reversal of) provision for loan losses	(423)	353	360	(136)	(58)	4	100
Ending Balance	$3,892	$752	$2,577	$983	$593	$7	$8,804

	Six Months Ended June 30, 2016
	(dollars in thousands)
Beginning Balance	$4,188	$291	$2,792	$956	$528	$3	$8,758
Charge-offs	(151)	(17)	(178)	-	(28)	-	(374)
Recoveries	185	33	-	100	2	-	320
Net recoveries (charge-offs)	34	16	(178)	100	(26)	-	(54)
(Reversal of) provision for loan losses	(330)	445	(37)	(73)	91	4	100
Ending Balance	$3,892	$752	$2,577	$983	$593	$7	$8,804

Ending balance - individually evaluated for impairment	$1,663	$15	$203	$60	$2	$5	$1,948
Ending balance - collectively evaluated for impairment	2,229	737	2,374	923	591	2	6,856
	$3,892	$752	$2,577	$983	$593	$7	$8,804

Ending loan balance - individually evaluated for impairment	$23,078	$279	$5,949	$1,676	$1,928	$105	$33,015
Ending loan balance - collectively evaluated for impairment	251,250	42,168	196,535	72,922	20,469	1,541	584,885
	$274,328	$42,447	$202,484	$74,598	$22,397	$1,646	$617,900

The following tables present the credit quality breakdown of our loan portfolio by class:

	June 30, 2017
	Pass	Special Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$278,100	$2,970	$4,837	$285,907
Commercial	25,571	103	137	25,811
Commercial real estate	209,246	4,994	2,148	216,388
ADC	84,886	-	1,012	85,898
Home equity/2nds	14,988	471	877	16,336
Consumer	1,104	-	-	1,104
	$613,895	$8,538	$9,011	$631,444

	December 31, 2016
	Pass	Special Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$248,819	$4,316	$4,524	$257,659
Commercial	46,011	204	253	46,468
Commercial real estate	184,820	7,420	3,470	195,710
ADC	89,324	-	778	90,102
Home equity/2nds	16,056	472	2,601	19,129
Consumer	1,210	-	-	1,210
	$586,240	$12,412	$11,626	$610,278

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans:

	June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total	Non- Accrual
	(dollars in thousands)
Residential mortgage	$-	$842	$2,427	$3,269	$282,638	$285,907	$3,388
Commercial	-	-	-	-	25,811	25,811	90
Commercial real estate	-	164	-	164	216,224	216,388	164
ADC	84	-	6	90	85,808	85,898	90
Home equity/2nds	15	-	463	478	15,858	16,336	1,310
Consumer	-	-	-	-	1,104	1,104	-
	$99	$1,006	$2,896	$4,001	$627,443	$631,444	$5,042

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total	Non- Accrual
	(dollars in thousands)
Residential mortgage	$1,472	$2,074	$964	$4,510	$253,149	$257,659	$3,580
Commercial	-	-	-	-	46,468	46,468	151
Commercial real estate	-	171	515	686	195,024	195,710	2,938
ADC	106	-	6	112	89,990	90,102	269
Home equity/2nds	34	-	2,174	2,208	16,921	19,129	2,914
Consumer	4	-	-	4	1,206	1,210	-
	$1,616	$2,245	$3,659	$7,520	$602,758	$610,278	$9,852

We do not have any greater than 90 days and still accruing loans as of June 30, 2017 or December 31, 2016.

The interest which would have been recorded on the above nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $311,000 and $226,000 for the six months ended June 30, 2017 and 2016, respectively.  The actual interest income recorded on those loans was approximately $61,000 and $87,000 for the six months ended June 30, 2017 and 2016, respectively.

The following tables summarize impaired loans:

				Six Months Ended June 30,
	June 30, 2017			2017		2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related Allowance:	(dollars in thousands)
Residential mortgage	$9,546	$7,954	$-	$9,160	$215	$13,669	$285
Commercial	-	-	-	-	-	88	1
Commercial real estate	4,618	4,174	-	3,027	47	4,090	77
ADC	432	432	-	437	12	1,227	27
Home equity/2nds	-	-	-	905	25	2,030	41
Consumer	617	-	-	-	-	34	-
With a related Allowance:
Residential mortgage	7,699	7,965	1,524	9,284	170	11,381	250
Commercial	-	-	-	49	-	200	5
Commercial real estate	1,904	1,904	189	1,928	50	2,071	52
ADC	407	375	51	391	10	556	14
Home equity/2nds	-	-	-	953	-	16	1
Consumer	90	90	3	93	1	58	1
Totals:
Residential mortgage	17,245	15,919	1,524	18,444	385	25,050	535
Commercial	-	-	-	49	-	288	6
Commercial real estate	6,522	6,078	189	4,955	97	6,161	129
ADC	839	807	51	828	22	1,783	41
Home equity/2nds	-	-	-	1,858	25	2,046	42
Consumer	707	90	3	93	1	92	1

	December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related Allowance:	(dollars in thousands)
Residential mortgage	$9,854	$9,338	$-
Commercial	-	-	-
Commercial real estate	3,900	3,698	-
ADC	441	441	-
Home equity/2nds	2,139	1,529	-
Consumer	-	-	-
With a related Allowance:
Residential mortgage	11,176	11,065	1,703
Commercial	148	148	15
Commercial real estate	1,958	1,958	196
ADC	417	417	53
Home equity/2nds	1,608	1,608	402
Consumer	96	96	4
Totals:
Residential mortgage	21,030	20,403	1,703
Commercial	148	148	15
Commercial real estate	5,858	5,656	196
ADC	858	858	53
Home equity/2nds	3,747	3,137	402
Consumer	96	96	4

Residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction totaled $3.5 million as of June 30, 2017. Residential mortgage loans in real estate acquired through foreclosure amounted to $99,000 and $393,000 at June 30, 2017 and December 31, 2016, respectively.

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

The following table presents loans that were modified during the six months ended June 30:

	2017			2016
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification
	(dollars in thousands)
Residential Mortgage	-	$-	$-	3	$624	$624
	-	$-	$-	3	$624	$624

We did not modify any loans during the three months ended June 30, 2017 or 2016.

Interest on our portfolio of TDRs was accounted for under the following methods:

	June 30, 2017
	Number of Modifications	Accrual Status	Number of Modifications	Nonaccrual Status	Total Number of Modifications	Total Balance of Modifications
	(dollars in thousands)
Residential mortgage	43	$13,490	4	$2,287	47	$15,777
Commercial real estate	3	1,886	1	90	4	1,976
ADC	2	166	1	6	3	172
Home equity/2nds	1	232	-	-	1	232
Consumer	4	90	-	-	4	90
	53	$15,864	6	$2,383	59	$18,247

	December 31, 2016
	Number of Modifications	Accrual Status	Number of Modifications	Nonaccrual Status	Total Number of Modifications	Total Balance of Modifications
	(dollars in thousands)
Residential mortgage	48	$15,886	4	$2,137	52	$18,023
Commercial real estate	3	1,914	2	249	5	2,163
ADC	2	170	1	6	3	176
Consumer	5	96	-	-	5	96
	58	$18,066	7	$2,392	65	$20,458

During the three and six months ended June 30, 2017 and 2016, there were no TDRs that subsequently defaulted during the 12 month period ended June 30, 2017 and 2016.

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

Our exposure to credit loss from nonperformance by the other party to the above mentioned financial instruments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Unless otherwise noted, we require collateral or other security to support financial instruments with off-balance sheet credit risk.

The following table shows the contract amounts for our off-balance sheet instruments:

	June 30, 2017	December 31, 2016

	(dollars in thousands)
Standby letters of credit	$4,314	$4,022
Home equity lines of credit	12,369	7,736
Unadvanced construction commitments	70,131	15,728
Mortgage loan commitments	1,060	574
Lines of credit	12,996	34,125
Loans sold and serviced with limited repurchase provisions	24,446	70,773

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements and are limited to real estate transactions.  The majority of these standby letters of credit expire within twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes, except for certain standby letters of credit, that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2017 and December 31, 2016 for guarantees under standby letters of credit issued was $74,000 and $94,000, respectively.

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

Mortgage loan commitments not reflected in the accompanying statements of financial condition at June 30, 2017 included two loans at fixed interest rates of 4.25% and 4.63%, respectively, totaling $1.1 million. At December 31, 2016 such commitments included two loans at a fixed interest rate of 4.25% totaling $574,000.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer’s credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within a period ranging generally from 120 to 180 days after the sale date depending on the investor’s agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.  We established a reserve for potential repurchases for these loans, which amounted to $56,000 at June 30, 2017 and $48,000 at December 31, 2016.  We did not repurchase any loans during the first half of 2017 or 2016.

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

The Basel III rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.  The new capital conservation buffer requirements began phase in effective January 2016 at 0.625% of risk-weighted assets and increase by that amount each year until fully implemented in January 2019 (1.25 % at June 30, 2017).  An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses to executive officers if its capital level falls below the buffer amount.  These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

As of the date of the last regulatory exam, the Bank was considered “well capitalized” and as of June 30, 2017, the Bank continued to meet the requirements to be considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements.

The Bank’s regulatory capital amounts and ratios were as follows:

	Actual Amount	Ratio	Minimum Requirements for Capital Adequacy Purposes		Minimum Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provision
			Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017	(dollars in thousands)
Common Equity Tier 1 Capital (to risk-weighted assets)	$101,643	16.9%	$27,117	4.5%	$34,650	5.8%	$39,170	6.5%

Total capital (to risk-weighted assets)	109,192	18.1%	48,209	8.0%	55,742	9.3%	60,261	10.0%

Tier 1 capital (to risk-weighted assets)	101,643	16.9%	36,157	6.0%	43,689	7.3%	48,209	8.0%

Tier 1 capital (to average quarterly assets)	101,643	13.3%	30,654	4.0%	40,233	5.3%	38,318	5.0%

December 31, 2016
Common Equity Tier 1 Capital (to risk-weighted assets)	$98,970	16.5%	$26,983	4.5%	$30,730	5.1%	$38,975	6.5%

Total capital (to risk-weighted assets)	106,517	17.8%	47,969	8.0%	51,717	8.6%	59,962	10.0%

Tier 1 capital (to risk-weighted assets)	98,970	16.5%	35,977	6.0%	39,725	6.6%	47,969	8.0%

Tier 1 capital (to average quarterly assets)	98,970	12.9%	30,634	4.0%	35,420	4.6%	38,292	5.0%

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

Not included in the diluted earnings per share calculation for the three and six month periods ended June 30, 2017 and June 30, 2016, because they were anti-dilutive, were 24,000 and 111,500 shares, respectively, of common stock issuable upon exercise of outstanding stock options, 556,976 shares of common stock issuable upon the exercise of a warrant, and 437,500 shares of common stock issuable upon conversion of the Company’s Series A Preferred Stock.

Information relating to the calculations of our income per common share is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands, except for per share data)
Weighted-average shares outstanding - basic	12,125,324	11,772,195	12,124,566	10,930,537
Dilution	83,926	55,447	85,345	47,788
Weighted-average share outstanding - diluted	12,209,250	11,827,642	12,209,911	10,978,325

Net income available to common stockholders	$845	$12,012	$1,632	$12,325

Net income per share - basic	$0.07	$1.02	$0.13	$1.13
Net income per share - diluted	$0.07	$1.02	$0.13	$1.12

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

We account for stock-based compensation in accordance with FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statement of operations at fair value.  Additionally, we are required to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award.  The expense is recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense included in the consolidated statements of operations for the three months ended June 30, 2017 and 2016 totaled $49,000 and $47,000, respectively. Stock-based compensation expense included in the consolidated statements of operations for the six months ended June 30, 2017 and 2016 totaled $102,000 and $95,000, respectively.

There were no options granted during the three or six months ended June 30, 2017 or 2016.

Information regarding our stock-based compensation plan is as follows as of and for the six months ended June 30:

	2017				2016
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	339,500	$5.31			339,800	$4.83
Exercised	(5,025)	3.37			-	-
Forfeited	(15,000)	4.67			-	-
Outstanding at end of period	319,475	5.37	7.5	$604	339,800	4.83	7.8	$403
Exercisable at end of period	158,129	4.70	6.7	$407	137,210	4.34	6.7	$229

As of June 30, 2017, there was $523,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over the next 54 months.

Note 7 - Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income for the three and six months ended June 30, 2017:

	Three Months	Six Months
	(dollars in thousands)
Balance at beginning of period	$(15)	$-
Other comprehensive income before reclassification	21	6
Amounts reclassified from accumulated other comprehensive income (loss)	-	-
Net other comprehensive income during period	21	6
Balance at end of period	$6	$6

We did not have any accumulated other comprehensive income or loss for the three or six months ended June 30, 2016.

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

Assets and Liabilities Measured on a Recurring Basis

The following tables present fair value measurements for assets and liabilities that are measured at fair value on a recurring basis as of and for the six months ended June 30, 2017:

	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes In Fair Values Included In Period Income
Assets:	(dollars in thousands)
AFS Securities - U.S. government agency notes	$7,171	$-	$7,171	$-	$-
Loans held for sale ("LHFS")	3,489	-	3,489	-	104
Mortgage servicing rights ("MSRs")	511	-	-	511	(46)
Interest-rate lock commitments ("IRLCs")	23	-	23	-	(139)
Mandatory forward contracts	8	-	8	-	(145)
Best efforts forward contracts	4	-	4	-	4

The following tables present fair value measurements for assets and liabilities that are measured at fair value on a recurring basis as of and for the six months ended December 31, 2016:

	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes In Fair Values Included In Period Income
Assets:	(dollars in thousands)
MSRs	$557	$-	$-	$557	$66
IRLCs	162	-	162	-	(21)
Mandatory forward contracts	153	-	153	-	42

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(dollars in thousands)
June 30, 2017:
MSRs	$511	Market Approach	Weighted average prepayment speed	3.96%

December 31, 2016:
MSRs	$557	Market Approach	Weighted average prepayment speed	3.95%

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

LHFS

At June 30,2017, LHFS were carried at fair value, which is determined based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements or third party pricing models. At December 31, 2016, LHFS were carried at the lower-of-cost or market value (“LCM”) utilizing the same method.

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

	June 30, 2017
	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Range of Discount	Weighted Average
	(dollars in thousands)
Impaired loans	$1,597	$-	$-	$1,597	0% - 36%	26.4%
Real estate acquired through foreclosure	789	-	-	789	0% - 26%	6.0%

	December 31, 2016
	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Range of Discount	Weighted Average
	(dollars in thousands)
Impaired loans	$2,136	$-	$-	$2,136	0% - 2%	2.0%
Real estate acquired through foreclosure	767	-	-	767	0% - 10%	10.0%

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

	June 30, 2017
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$34,001	$34,001	$-	$-	$34,001
AFS securities	7,171	-	7,171	-	7,171
HTM securities	64,442	11,122	53,625	-	64,747
LHFS	3,489	-	3,489	-	3,489
Loans receivable	623,726	-	-	640,282	640,282
Restricted stock investments	4,276	-	4,276	-	4,276
Accrued interest receivable	2,285	-	2,285	-	2,285
MSRs	511	-	-	511	511
IRLCs	23	-	23	-	23
Mandatory forward contracts	8	-	8	-	8
Best effort forward contracts	4	-	4	-	4
Liabilities:
Deposits	579,626	-	574,109	-	574,109
Borrowings	83,500	-	83,436	-	83,436
Subordinated debentures	20,619	-	-	20,619	20,619
Accrued interest payable	496	-	496	-	496

	December 31, 2016
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$67,114	$67,114	$-	$-	$67,114
HTM securities	62,757	13,165	49,662	-	62,827
LHFS	10,307	-	10,313	-	10,313
Loans receivable	601,309	-	-	602,953	602,953
Restricted stock investments	5,103	-	5,103	-	5,103
Accrued interest receivable	2,249	-	2,249	-	2,249
MSRs	557	-	-	557	557
IRLCs	162	-	162	-	162
Mandatory forward contracts	153	-	153	-	153
Liabilities:
Deposits	571,946	-	572,556	-	572,556
Borrowings	103,500	-	97,961	-	97,961
Subordinated debentures	20,619	-	-	20,619	20,619
Accrued interest payable	538	-	538	-	538

At June 30, 2017 and December 31, 2016, the Bank had loan funding commitments of $96.6 million and $58.2 million, respectively, and standby letters of credit outstanding of $4.3 million and $4.0 million, respectively.  The fair value of these commitments is nominal.

Cash and Cash Equivalents

The carrying amount reported in the consolidated statements of financial condition for cash and cash equivalents approximate those assets’ fair values.

HTM securities

The Company utilizes a third party source to determine the fair value of its securities.  The methodology consists of pricing models based on asset class and includes available trade, bid, other market information, broker quotes, proprietary models, various databases, and trading desk quotes.  U.S Treasury Securities are considered Level 1 and all of our other securities are considered Level 2.

Loans Receivable

The fair values of loans receivable were estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. These rates were used for each aggregated category of loans.

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

There were no transfers between any of Levels 1, 2, and 3 for the six months ended June 30, 2017 or 2016 or for the year ended December 31, 2016.

Note 9 – Subsequent Event

On July 7, 2017, we entered into a definitive agreement to purchase Mid Maryland Title Company (the “Title Company”), a real estate settlement company that handles commercial and residential real estate settlements in Maryland. The purchase is subject to the completion of due diligence and is anticipated to close in September 2017.  The acquisition of the Title Company is not anticipated to have a material effect on the Company’s financial condition or results of operations.

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

The Company

The Company is a savings and loan holding company chartered as a corporation in the state of Maryland in 1990.  It conducts business primarily through two subsidiaries, Severn Savings Bank, FSB (the “Bank”) and SBI Mortgage Company (“SBI”).  The Bank’s principal subsidiary Louis Hyatt, Inc. (“Hyatt Commercial”), conducts business as Hyatt Commercial, a commercial real estate brokerage and property management company.  SBI holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation (“Crownsville”), which is doing business as Annapolis Equity Group, and acquires real estate for syndication and investment purposes.  The Bank has five branches in Anne Arundel County, Maryland, which offer a full range of deposit products, and originate mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware, and Virginia.  As of June 30, 2017, we had 131 full-time equivalent employees.

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

We have experienced a slightly improved level of profitability for the three and six months ended June 30, 2017, primarily due to the payoff of Federal Home Loan Bank of Atlanta (“FHLB”) advances and reversals of the provision for loan losses. Management believes that, while conditions continue to improve and real estate values in the Company’s market area continue to stabilize, certain detrimental factors still exist for some customers. The interest rate spread between our cost of funds and what we earn on loans and investments has grown somewhat from 2016 levels due primarily to the aforementioned payoff of high costing FHLB advances. During the second quarter of 2016, we reversed the valuation allowance maintained on the deferred tax assets, which resulted in an $11.2 million deferred tax benefit. With the reversal of the valuation allowance, we are now recording a provision for income taxes.

The Company expects to experience similar market conditions during the remainder of 2017, as the national and local economies continue to improve and as the employment environment in our market improves. If interest rates increase, demand for loans may decrease and our interest rate spread could decrease. We will continue to manage loan and deposit pricing against the risks of rising costs of our deposits and borrowings. Interest rates are outside of our control, so we must attempt to balance the pricing and duration of the loan portfolio against the risks of rising costs of our deposits and borrowings.

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

Critical Accounting Policies

Our significant accounting policies are set forth in Note 1 of the audited consolidated financial statements for the year ended December 31, 2016 which were included in our Annual Report on Form 10-K. Of these significant accounting policies, we consider our policies regarding the valuation of investment securities, the Allowance for loan losses (“Allowance”), the valuation of real estate acquired through foreclosure, and the valuation of the net deferred tax asset to be our most critical accounting policies, due to the fact that these policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried in the consolidated financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  When applying accounting policies in such areas that are subjective in nature, management must use its best judgment to arrive at the carrying value of certain assets and liabilities.  Below is a discussion of our critical accounting policies.

Securities

We designate securities into one of three categories at the time of purchase. Debt securities that we have the intent and ability to hold to maturity are classified as held to maturity (“HTM”) and recorded at amortized cost. Debt and equity securities are classified as trading if bought and held principally for the purpose of sale in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as HTM and debt and equity securities not classified as trading securities are considered available for sale (“AFS”) and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive income.

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

The initial indications of other-than-temporary impairment (“OTTI”) for both debt and equity securities are a decline in the market value below the amount recorded for a security and the severity and duration of the decline. In determining whether an impairment is other than temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, our intent to sell the security, and if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We also consider the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. Once a decline in value is determined to be other than temporary, the security is segmented into credit- and noncredit-related components.  Any impairment adjustment due to identified credit-related components is recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments are recorded through accumulated other comprehensive income.  In situations where we intend to sell or it is more likely than not that we will be required to sell the security, the entire OTTI loss is recognized in earnings.

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

Future additions or reduction in the Allowance may be necessary based on changes in economic conditions, particularly in Anne Arundel County and the State of Maryland.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s Allowance.  Such agencies may require the Bank to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination.

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

For such loans that are classified as impaired, an Allowance is established when the current fair value of the underlying collateral less its estimated disposal costs has not been finalized, but management determines that it is likely that the value is lower than the carrying value of that loan.  Once the net collateral value has been determined, a charge off is taken for the difference between the net collateral value and the carrying value of the loan.  For loans that are not solely collateral dependent, an Allowance is established when the present value of the expected future cash flows of the impaired loan is lower than the carrying value of that loan.  The general component relates to loans that are classified as doubtful, substandard, or special mention that are not considered impaired, as well as nonclassified loans.  The general reserve is based on historical loss experience adjusted for qualitative factors.  These qualitative factors include, but are not limited to:

•	Levels and trends in delinquencies and nonaccruals;
•	Inherent risk in the loan portfolio;
•	Trends in volume and terms of the loan;
•	Effects of any change in lending policies and procedures;
•	Experience, ability, and depth of management;
•	National and local economic trends and conditions;
•	Effect of any changes in concentration of credit; and
•	Industry conditions.

A loan is considered impaired if it meets any of the following three criteria:

•	Loans that are 90 days or more in arrears (nonaccrual loans);
•	Loans where, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement; or
•	Loans that are modified and qualify as troubled debt restructured loans (“TDR” or “TDRs”).

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

Real Estate Acquired Through Foreclosure

Real estate acquired through or in the process of foreclosure is recorded at fair value less estimated disposal costs.  Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using estimates as described under “Allowance for Loan Losses” above. In the event of a subsequent change in fair value, the carrying amount is adjusted to the lesser of the new fair value, less disposal costs, or the carrying value recorded at acquisition. The amount of the change is charged or credited to noninterest expense.  Expenses on real estate acquired through foreclosure incurred prior to the disposition of the property, such as maintenance, insurance and taxes, and physical security, are charged to expense.  Material expenses that improve the property to its best use are capitalized to the property. If a foreclosed property is sold for more or less than the carrying value, a gain or losses is recognized upon the sale of the property.

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

Results of Operations

Net Income

Three months ended June 30

Net income decreased by $11.5 million, or 92.1%, to $982,000 for the three months ended June 30, 2017, compared to $12.5 million for the three months ended June 30, 2016.  Basic and diluted income per share were $0.07 for the three months ended June 30, 2017 compared to $1.02 for the three months ended June 30, 2016.  During the second quarter of 2016, we recorded a one-time reversal of the valuation allowance held against net deferred tax assets.  Income before taxes amounted to $1.6 million for the three months ended June 30, 2017, compared to $1.3 million for the three months ended June 30, 2016.  The increase in pre-tax income reflected improved net interest income, decreased noninterest expenses, and a reduced loan loss provision, partially offset by decreased noninterest income.

Six months ended June 30

Net income decreased by $11.5 million, or 85.7%, to $1.9 million for the six months ended June 30, 2017, compared to $13.4 million for the six months ended June 30, 2016.  Basic and diluted income per share were $0.13 for the first half of 2017, compared to $1.13 (basic) and $1.12 (diluted) for the first half of 2016.  The deferred tax valuation allowance reversal was the primary reason for the decrease.  Income before taxes amounted to $3.1 million for the six months ended June 30, 2017, compared to $2.2 million for the six months ended June 30, 2016.  The increase in pre-tax income reflected improved net interest income, a reduced loan loss provision, and decreased noninterest expense, partially offset by decreased noninterest income.

Net Interest Income

Three months ended June 30

Net interest income, which is interest earned net of interest expense, increased by $466,000, or 8.4%, to $6.0 million for the three months ended June 30, 2017, compared to $5.5 million for the three months ended June 30, 2016. Our net interest margin increased from 3.15% for the second quarter of 2016 to 3.26% for the second quarter of 2017. Our net interest spread increased from 3.01% for the second quarter of 2016 to 3.05% for the second quarter of 2017.

Interest Income

Interest income increased by $254,000, or 3.3% to $7.9 million for the three months ended June 30, 2017, compared to $7.6 million for the three months ended June 30, 2016.  Average interest-earning assets increased from $708.1 million for the second quarter of 2016 to $738.7 million for the second quarter of 2017.  Average loans outstanding increased by $8.1 million due to increased originations.  Average HTM securities decreased by $15.1 million due to security in the second quarter of maturities and repayments from mortgage-backed securities.  The proceeds were used to fund the purchase of AFS securities and, along with other available funds, the purchase of certificates of deposit, which contributed to the increase in average other interest-earning assets.

Interest Expense

Interest expense decreased by $212,000, or 10.1%, to $1.9 million for the three months ended June 30, 2017, compared to $2.1 million for the three months ended June 30, 2016.  The decrease was primarily due to a decrease in the average rate paid on certificates of deposit from 1.51% for the second quarter of 2016 to 1.16% for the second quarter of 2017, due to the maturities of higher rate certificates of deposit.  Additionally, average borrowings decreased $26.2 million from the second quarter of 2016 to the second quarter of 2017. We paid off $3.5 million of 8.0% subordinated debentures in the later part of 2016 as well as $20.0 million in FHLB advances in 2017.

Six months ended June 30

Net interest income increased by $817,000, or 7.6%, to $11.6 million for the six months ended June 30, 2017, compared to $10.8 million for the six months ended June 30, 2016. Our net interest margin increased from 3.01% for the first half of 2016 to 3.18% for the first half of 2017. Our net interest spread increased from 2.88% for the first half of 2016 to 2.97% for the first half of 2017.

Interest Income

Interest income increased by $307,000, or 2.0% to $15.5 million for the first half of 2017, compared to $15.1 million for the first half of 2016.  Average interest-earning assets increased from $720.3 million in 2016 to $735.6 million in 2017.  Average loans outstanding increased by $4.0 million due to increased originations.  Average HTM securities decreased by $8.5 million due to security maturities and repayments from mortgage-backed securities.  As mentioned above, the purchase of AFS securities and certificates of deposit contributed to the increase in average other interest-earning assets.

Interest Expense

Interest expense decreased by $510,000, or 11.7%, to $3.9 million for the first half of 2017, compared to $4.4 million for the first half of 2016.  The decrease was primarily due to the decreased average rate of our borrowings.  Average borrowings decreased $13.1 million and the average rate paid on borrowings decreased from 3.66% for the first half of 2016 to 3.33% for the first half of 2017.

The following table sets forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.  Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended June 30,
	2017			2016
	Average Balance (1)	Interest (2)	Yield/ Rate (4)	Average Balance (1)	Interest (2)	Yield/ Rate (4)
ASSETS	(dollars in thousands)
Loans	$611,906	$7,352	4.82%	$603,827	$7,195	4.79%
Loans held for sale ("LHFS")	3,535	42	4.76%	7,910	66	3.36%
AFS securities	7,161	30	1.68%	-	-	-
HTM securities	60,371	298	1.98%	75,453	299	1.59%
Other interest-earning assets (3)	50,938	114	0.90%	15,006	14	0.38%
Restricted stock investments, at cost	4,742	60	5.07%	5,881	68	4.65%
Total interest-earning assets	738,653	7,896	4.29%	708,077	7,642	4.34%
Allowance for loan losses	(8,678)			(8,763)
Cash and other noninterest-earning assets	62,929			69,376
Total assets	$792,904	7,896		$768,690	7,642

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Checking and savings	$282,149	314	0.45%	$271,883	172	0.25%
Certificates of deposit	214,760	624	1.16%	221,778	832	1.51%
Total interest-bearing deposits	496,909	938	0.76%	493,661	1,004	0.82%
Borrowings	115,334	951	3.31%	141,537	1,097	3.12%
Total interest-bearing liabilities	612,243	1,889	1.24%	635,198	2,101	1.33%
Noninterest-bearing deposits	89,777			38,019
Other noninterest-bearing liabilities	2,493			6,434
Stockholders' equity	88,391			89,039
Total liabilities and stockholders' equity	$792,904	1,889		$768,690	2,101
Net interest income/net interest spread		$6,007	3.05%		$5,541	3.01%
Net interest margin			3.26%			3.15%

(1)	Nonaccrual loans are included in average loans.
(2)	There are no tax equivalency adjustments.
(3)	Other interest-earning assets include interest-earning deposits and federal funds sold
(4)	Annualized

	Six Months Ended June 30,
	2017			2016
	Average Balance (1)	Interest (2)	Yield/ Rate (4)	Average Balance (1)	Interest (2)	Yield/ Rate (4)
ASSETS	(dollars in thousands)
Loans	$610,162	$14,433	4.77%	$606,122	$14,215	4.72%
LHFS	3,976	92	4.67%	6,163	153	4.99%
AFS securities	4,549	45	1.99%	-	-	-
HTM securities	61,433	552	1.81%	69,942	610	1.75%
Other interest-earning assets (3)	50,618	211	0.84%	32,652	34	0.21%
Restricted stock investments, at cost	4,848	120	4.99%	5,418	134	4.97%
Total interest-earning assets	735,586	15,453	4.24%	720,297	15,146	4.23%
Allowance for loan losses	(8,839)			(8,881)
Cash and other noninterest-earning assets	64,343			67,566
Total assets	$791,090	15,453		$778,982	15,146

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Checking and savings	$280,324	529	0.38%	$299,896	327	0.22%
Certificates of deposit	216,108	1,384	1.29%	219,617	1,656	1.52%
Total interest-bearing deposits	496,432	1,913	0.78%	519,513	1,983	0.77%
Borrowings	117,949	1,947	3.33%	131,050	2,387	3.66%
Total interest-bearing liabilities	614,381	3,860	1.27%	650,563	4,370	1.35%
Noninterest-bearing deposits	85,673			35,089
Other noninterest-bearing liabilities	2,605			4,575
Stockholders' equity	88,431			88,755
Total liabilities and stockholders' equity	$791,090	3,860		$778,982	4,370
Net interest income/net interest spread		$11,593	2.97%		$10,776	2.88%
Net interest margin			3.18%			3.01%

(1)	Nonaccrual loans are included in average loans.
(2)	There are no tax equivalency adjustments.
(3)	Other interest-earning assets include interest-earning deposits and federal funds sold
(4)	Annualized

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

	Three Months Ended June 30, 2017 vs. 2016			Six Months Ended June 30, 2017 vs. 2016
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
Interest earned on:	(dollars in thousands)
Loans	$47	$110	$157	$138	$80	$218
LHFS	116	(140)	(24)	(9)	(52)	(61)
AFS securities	-	30	30	-	45	45
HTM Securities	232	(233)	(1)	14	(72)	(58)
Other interest-earning assets	35	65	100	148	29	177
Restricted stock investments, at cost	31	(39)	(8)	1	(15)	(14)
Total interest income	461	(207)	254	292	15	307

Interest paid on:
Interest-bearing deposits:
Checking and savings	138	4	142	265	(63)	202
Certificates of deposit	(181)	(27)	(208)	(246)	(26)	(272)
Total interest-bearing deposits	(43)	(23)	(66)	19	(89)	(70)
Borrowings	365	(511)	(146)	(210)	(230)	(440)
Total interest expense	322	(534)	(212)	(191)	(319)	(510)
Net interest income	$139	$327	$466	$483	$334	$817

Provision for Loan Losses

The Company’s loan portfolio is subject to varying degrees of credit risk and an allowance for loan losses is maintained to absorb losses inherent in its loan portfolio.  Credit risk includes, but is not limited to, the potential for borrower default and the failure of collateral to be worth what the Company determined it was worth at the time of the granting of the loan.  We monitor loan delinquencies at least monthly.  All loans that are delinquent and all loans within the various categories of our portfolio as a group are evaluated.  Management, with the advice and recommendation of the Company’s Board of Directors, estimates an Allowance to be set aside for loan losses.  Included in determining the calculation are such factors as historical losses for each loan portfolio, current market value of the loan’s underlying collateral, inherent risk contained within the portfolio after considering the state of the general economy, economic trends, consideration of particular risks inherent in different kinds of lending and consideration of known information that may affect loan collectability.  As a result of our Allowance analysis, during the three and six months ended June 30, 2017, we determined that provision reversals of $375,000 and $650,000, respectively, were appropriate.

See additional information about the provision for loan losses under “Credit Risk Management and the Allowance” later in this Item.

Noninterest Income

Three months ended June 30

Total noninterest income decreased by $1.1 million, or 51.9%, to $1.0 million for the three months ended June 30, 2017, compared to $2.1 million for the three months ended June 30, 2016, primarily due to decreased real estate commissions and mortgage-banking revenue. Real estate commissions by Hyatt Commercial decreased by $405,000, or 60.2%, to $268,000 for the three months ended June 30, 2017, compared to $673,000 for the three months ended June 30, 2016.  The decrease was due to a decrease in commercial sales activity during the three months ended June 30, 2017, compared to the same period in 2016. Mortgage-banking revenue decreased $649,000, or 69.8%, due to a decreased volume of loans originated through our Internet mortgage platform (“E-Home Finance”) in the second quarter of 2017 compared to the second quarter of 2016.

Six months ended June 30

Total noninterest income decreased by $978,000, or 29.3%, to $2.4 million for the first half of 2017, compared to $3.3 million for the first half of 2016, primarily due to decreased real estate commissions and mortgage-banking revenue. Real estate commissions by Hyatt Commercial decreased by $143,000, or 18.1%, to $648,000 for the first half of 2017, compared to $791,000 for the first half of 2016.  The decrease was due to a decreased volume of commercial sales in the first half of 2017, compared to the same period in 2016.  Mortgage-banking revenue decreased $835,000, or 50.6%, to $816,000 for the first half of 2017, compared to $1.7 million for the first half of 2016.  This decrease in activity was the result of a decrease in the volume of loans originated through E-Home Finance in the first half of 2017 compared to the first half of 2016.

Noninterest Expense

Three months ended June 30

Total noninterest expenses decreased $427,000, or 6.8%, to $5.8 million for the three months ended June 30, 2017, compared to $6.3 million for the three months ended June 30, 2016, primarily due to decreases in compensation and related expenses, Federal Deposit Insurance Corporation (“FDIC”) assessments, occupancy, professional fees, and write-downs and costs related to real estate acquired through foreclosure. Compensation and related expenses decreased by $140,000, or 3.7%, to $3.7 million for the three months ended June 30, 2017, compared to $3.8 million for the three months ended June 30, 2016. This decrease was primarily due to staff reductions.  Net occupancy costs decreased by $124,000, or 27.6%, to $325,000 for the three months ended June 30, 2017, compared to $449,000 for the three months ended June 30, 2016, primarily due to lower maintenance and utility expenses.  Our FDIC insurance premiums decreased during the second quarter of 2017 as a result of the termination of the formal agreements with the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Board (“FRB”) in 2016.  Professional fees decreased by $117,000, or 49.8%, to $118,000 for the three months ended June 30, 2017, compared to $235,000 for the three months ended June 30, 2016, primarily due to decreased fees incurred for consulting. We incurred less costs as well as fewer write downs related to our real estate acquired through foreclosure in the second quarter of 2017 compared to the second quarter of 2016.

Six months ended June 30

Total noninterest expenses decreased $330,000, or 2.8%, to $11.5 million for the first half of 2017, compared to $11.8 million for the first half of 2016, primarily due to decreases in occupancy expense, FDIC premiums, professional fees, online charges, and write-downs and costs related to real estate acquired through foreclosure. Net occupancy costs decreased by $240,000, or 26.6%, to $661,000 for the first half of 2017, compared to $901,000 for the first half of 2016, primarily due to lower maintenance and utility expenses.  During the first half of 2017, we reversed an over accrual of FDIC assessment expense due to a lower first half 2017 rate assessment that arose from the termination of the OCC and FRB agreements. Professional fees decreased by $154,000, or 37.8%, to $253,000 for the first half of 2017, compared to $407,000 for the first half of 2016, primarily due to a decrease in fees incurred for consulting. During the first half of 2017, we received a refund of certain fees that were overbilled in late 2016.  This refund caused online charges to decrease by $76,000, or 15.2%. We incurred less costs as well as fewer write downs related to our real estate acquired through foreclosure in the first half of 2017 compared to the first half of 2016.

Income Tax Provision

We recorded $581,000 and $1.2 million in income tax provisions during the three and six months ended June 30, 2017, respectively, compared to an $11.2 million income tax benefit for both the three and six months ended June 30, 2016, as we fully released our net deferred tax asset valuation allowance in the first half of 2016.

Financial Condition

Total assets decreased $12.0 million to $775.4 million at June 30, 2017, compared to $787.5 million at December 31, 2016.  LHFS decreased $6.8 million, or 66.1%, to $3.5 million at June 30, 2017, compared to $10.3 million at December 31, 2016.  This decrease was due to a lower volume of loan originations, and to a lesser extent, the timing of loans pending sale.  Loans increased $21.2 million, or 3.5%, to $631.4 million at June 30, 2017 due to increased residential mortgage and commercial real estate originations during 2017.  Total deposits increased $7.7 million, or 1.3%, to $579.6 million at June 30, 2017 compared to $571.9 million at December 31, 2016.  Total borrowings decreased by $20.0 million, or 19.3%, to $83.5 million at June 30, 2017 compared to $103.5 million at December 31, 2016.  These borrowings began to mature in February of 2017.  To facilitate the funding of the loan growth and the repayment of FHLB advances, cash and cash equivalents decreased by $33.1 million, or 49.3%, to $34.0 million at June 30, 2017, compared to $67.1 million at December 31, 2016.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios.  We held $7.2 million in securities classified as AFS as of June 30, 2017.  We held $64.4 million and $62.8 million, respectively, in securities classified as HTM as of June 30, 2017 and December 31, 2016.

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries impact the securities market. Quarterly, we review each security in our portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as OTTI.  For the three and six months ended June 30, 2017, we determined that no OTTI charges were required.

All of the AFS and HTM securities that are impaired as of June 30, 2017 are so due to declines in fair values resulting from changes in interest rates or decreased credit/liquidity spreads compared to the time they were purchased.  We have the intent to hold these securities (including those designated as AFS) to maturity and it is more likely than not that we will not be required to sell the securities before recovery of value. As such, management considers the impairments to be temporary.

Our AFS securities portfolio consists of United States of America (“U.S.”) government agency notes in the amount of $7.2 million at June 30, 2017, all of which were purchased in 2017.

Our HTM securities portfolio composition is as follows:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
U.S. Treasury securities	$10,996	$12,998
U.S. government agency notes	20,015	20,027
Mortgage-backed securities	33,431	29,732
	$64,442	$62,757

LHFS

We originate residential mortgage loans for sale on the secondary market.  At June 30, 2017, such LHFS, which are carried at fair value, amounted to $3.5 million, the majority of which are subject to purchase commitments from investors. The LHFS balance at December 31, 2016 was $10.3 million and was recorded at lower-of-cost or market value (“LCM”).  LHFS decreased by $6.8 million, or 66.1%, compared to December 31, 2016.  This decrease was primarily due to a lower origination volume and the timing of loans pending sale on the secondary market.

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio:

	June 30, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)
Residential Mortgage	$285,907	45.3%	$257,659	42.2%
Commercial	25,811	4.1%	46,468	7.6%
Commercial real estate	216,388	34.2%	195,710	32.1%
Construction, land acquisition, and development ("ADC")	85,898	13.6%	90,102	14.8%
Home equity/2nds	16,336	2.6%	19,129	3.1%
Consumer	1,104	0.2%	1,210	0.2%
	$631,444	100.0%	$610,278	100.0%

Loans increased by $21.2 million, or 3.5%, to $631.4 million at June 30, 2017, compared to $610.3 million at December 31, 2016.  This increase was primarily due to increased residential mortgage and commercial real estate loan demand.

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

The following table summarizes the activity in our Allowance by portfolio segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Allowance, beginning of period	$8,332	$8,633	$8,969	$8,758
Charge-offs:
Residential mortgage	(208)	(11)	(707)	(151)
Commercial	(27)	-	-	(17)
Commercial real estate	-	(131)	-	(178)
ADC	-	-	-	-
Home equity/2nds	(98)	-	(98)	(28)
Consumer	-	-	-	-
Total charge-offs	(333)	(142)	(805)	(374)
Recoveries:
Residential mortgage	32	103	139	185
Commercial	-	9	-	33
Commercial real estate	60	-	60	-
ADC	-	100	-	100
Home equity/2nds	2	1	5	2
Consumer	-	-	-	-
Total recoveries	94	213	204	320
Net (charge offs) recoveries	(239)	71	(601)	(54)
(Reversal of) provision for loan losses	(375)	100	(650)	100
Allowance, end of period	$7,718	$8,804	$7,718	$8,804
Loans:
Period-end balance	$631,444	$617,900	$631,444	$617,900
Average balance during period	611,906	603,827	610,162	606,122
Allowance as a percentage of period-end loan balance	1.22%	1.42%	1.22%	1.42%
Percent of average loans (annualized) :
(Reversal of) provision for loan losses	(0.25)%	0.07%	(0.21)%	0.03%
Net (charge offs) recoveries	(0.16)%	0.05%	(0.20)%	(0.02)%

The following table summarizes our allocation of the Allowance by loan segment:

	June 30, 2017			December 31, 2016
	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
	(dollars in thousands)
Residential mortgage	$3,403	44.1%	45.3%	$3,833	42.7%	42.2%
Commercial	389	5.0%	4.1%	478	5.3%	7.6%
Commercial real estate	2,571	33.3%	34.2%	2,535	28.3%	32.1%
ADC	984	12.7%	13.6%	1,390	15.5%	14.8%
Home equity/2nds	367	4.8%	2.6%	728	8.1%	3.1%
Consumer	4	0.1%	0.2%	5	0.1%	0.2%
Total	$7,718	100.0%	100.0%	$8,969	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the Allowance as a best estimate of inherent losses within the portfolio. The Allowance totaled $7.7 million at June 30, 2017 and $9.0 million at December 31, 2016.  Any changes in the Allowance from period to period reflect management’s ongoing application of its methodologies to establish the Allowance, which, for the six months ended June 30, 2017, resulted in decreased allocated Allowances for all loan segments except for commercial real estate loans. The changes in the Allowances for the respective loan segments were a function of the changes in the corresponding loan balances and asset quality.

As a result of our Allowance analysis, and overall improved asset quality, we released $375,000 and $650,000, respectively, from the Allowance, during the three and six months ended June 30, 2017.  We recorded $100,000 in provision for losses for both the three and six months ended June 30, 2016.  We recorded net charge-offs of $239,000 and $601,000, respectively, during the three and six months ended June 30, 2017 compared to net recoveries of $71,000 during the three months ended June 30, 2016 and net charge-offs of $54,000 during the six months ended June 30, 2016.  During the first six months of 2017, annualized net charge-offs as compared to average loans outstanding amounted to 0.20%, compared to 0.02% during the first six months of 2016.  The Allowance as a percentage of outstanding loans decreased from 1.47% as of December 31, 2016 to 1.22% as of June 30, 2017, reflecting the improvement in our overall asset quality.

Although management uses available information to establish the appropriate level of the Allowance, future additions or reductions to the Allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions, and other factors. As a result, our Allowance may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our Allowance and related methodology. Such agencies may require us to recognize adjustments to the Allowance based on their judgments about information available to them at the time of their examination.  Management believes the Allowance is adequate as of June 30, 2017 and is sufficient to address the credit losses inherent in the current loan portfolio.

Nonperforming Assets (“NPAs”)

Given the volatility of the real estate market, it is very important for us to have current appraisals on our NPAs. Generally, we obtain appraisals on NPAs annually.  In addition, as part of our asset monitoring activities, we maintain a Loss Mitigation Committee that meets once a month. During these Loss Mitigation Committee meetings, all NPAs and loan delinquencies are reviewed. We also produce an NPA report which is distributed monthly to senior management and is also discussed and reviewed at the Loss Mitigation Committee meetings. This report contains all relevant data on the NPAs, including the latest appraised value and valuation date.  Accordingly, these reports identify which assets will require an updated appraisal. As a result, we have not experienced any internal delays in identifying which loans/credits require appraisals. With respect to the ordering process of the appraisals, we have not experienced any delays in turnaround time nor has this been an issue over the past three years. Furthermore, we have not had any delays in turnaround time or variances thereof in our specific loan operating markets.

NPAs, expressed as a percentage of total assets, totaled 0.78% at June 30, 2017 and 1.37% at December 31, 2016.  The ratio of the Allowance to nonperforming loans was 153.1% at June 30, 2017 and 91.0% at December 31, 2016.  The increase in this ratio from December 31, 2016 to June 30, 2017 was a reflection of the decrease in nonperforming loans.

The distribution of our NPAs is illustrated in the following table.  We did not have any loans greater than 90 days past due and still accruing at June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
Nonaccrual Loans:	(dollars in thousands)
Residential mortgage	$3,388	$3,580
Commercial	90	151
Commercial real estate	164	2,938
ADC	90	269
Home equity/2nds	1,310	2,914
Consumer	-	-
	5,042	9,852

Real Estate Acquired Through Foreclosure:
Residential mortgage	99	393
Commercial	-	-
Commercial real estate	700	341
ADC	216	239
Home equity/2nds	-	-
Consumer	-	-
	1,015	973
Total Nonperforming Assets	$6,057	$10,825

Nonaccrual loans amounted to $5.0 million, or .80% of total loans, at June 30, 2017 and $9.9 million, or 1.61% of total loans, at December 31, 2016.  We added three loans in the amount of $418,000 to nonaccrual status during 2017.  Of the balance of nonaccrual loans at December 31, 2016, $2.6 million were returned to accrual status, $422,000 were charged off, $515,000 were transferred to real estate acquired through foreclosure, and $1.7 million were paid off.

Real estate acquired through foreclosure increased $42,000 compared to December 31. The increase in commercial real estate was primarily from one foreclosure in the amount of $515,000.

The activity in our real estate acquired through foreclosure was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Balance at beginning of period	$1,243	$1,737	$973	$1,744
Real estate acquired in satisfaction of loans	-	493	515	1,077
Write-downs and losses	-	(74)	(40)	(87)
Proceeds from sales	(228)	(1,044)	(433)	(1,622)
Balance at end of period	$1,015	$1,112	$1,015	$1,112

TDRs

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR.

The composition of our TDRs is illustrated in the following table:

	June 30, 2017	December 31, 2016
Residential mortgage:	(dollars in thousands)
Nonaccrual	$2,287	$2,137
<90 days past due/current	13,490	15,886
Commercial real estate:
Nonaccrual	90	249
<90 days past due/current	1,886	1,914
ADC:
Nonaccrual	6	6
<90 days past due/current	166	170
Home equity/2nds:
Nonaccrual	-	-
<90 days past due/current	232	-
Consumer
Nonaccrual	-	-
<90 days past due/current	90	96
Totals
Nonaccrual	2,383	2,392
<90 days past due/current	15,864	18,066
	$18,247	$20,458

See additional information on TDRs in Note 3 to the Consolidated Financial Statements.

Deposits

Deposits were $579.6 million at June 30, 2017 and $571.9 million at December 31, 2016.  During the six months ended June 30, 2017, we obtained significant new noninterest-bearing deposits through a campaign designed to attract deposits in certain local emerging markets. The decrease in certificates of deposit ("CDs") was due to the payoff of regularly maturing CDs.

The deposit breakdown is as follows:

	June 30, 2017		December 31, 2016
	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Checking and savings	$236,969	40.88%	$239,985	41.96%
Certificates of deposit	250,052	43.14%	273,816	47.87%
Total interest-bearing deposits	487,021	84.02%	513,801	89.83%
Noninterest-bearing deposits	92,605	15.98%	58,145	10.17%
Total deposits	$579,626	100.00%	$571,946	100.00%

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

At June 30, 2017, our total credit line with the FHLB was $238.9 million. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.  Our outstanding FHLB advance balance at June 30, 2017 and December 31, 2016 was $80.0 million and $100.0 million, respectively.

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

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB as of June 30, 2017:

Principal
Amount (in thousands)	Rate	Maturity
$50,000	3.06% to 4.05%	2017
15,000	2.58% to 3.43%	2018
15,000	4.00%	2019
$80,000

Subordinated Debentures

As of June 30, 2017 and December 31, 2016, the Company had outstanding $20.6 million in principal amount of Junior Subordinated Debt Securities, due in 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by the Company on January 7, 2010.

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

Under the terms of the 2035 Debenture, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing.  As of December 31, 2015, we had deferred the payment of fifteen quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,863,000.  During the second quarter of 2016, we paid all of the deferred interest and as of June 30, 2017, we were current on all interest due on the 2035 Debenture.

Capital Resources

Total stockholders’ equity increased $1.9 million to $89.8 million at June 30, 2017 compared to $87.9 million as of December 31, 2016.  The increase was principally the result of 2017 net income.

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

Series B Preferred Stock

On November 21, 2008, we entered into an agreement with the United States Department of the Treasury (“Treasury”), pursuant to which we issued and sold (i) shares of our Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 556,976 shares of the Company’s common stock, par value $0.01 per share.  As of December 31, 2016, the Company had redeemed all outstanding shares of the Preferred Stock. At June 30, 2017 the Treasury continues to hold the Warrant.

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

Capital Adequacy

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2017 and December 31, 2016, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.”  See details of our capital ratios in Note 4 of the Consolidated Financial Statements.

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

In addition to our ability to generate deposits, we have external sources of funds, which may be drawn upon when desired.  The primary source of external liquidity is an available line of credit with the FHLB.  The Bank’s total credit availability under the FHLB’s credit availability program was $238.9 million at June 30, 2017, of which $80.0 million was outstanding.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $96.6 million at June 30, 2017. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. As of June 30, 2017, we had $1.1 million outstanding in mortgage loan commitments and $70.1 million in unadvanced construction commitments, which we expect to fund from the sources of liquidity described above.  These amounts do not include undisbursed lines of credit, home equity lines of credit, and standby letters of credit, in the aggregate amount of $29.7 million at June 30, 2017, which we anticipate we will be able to fund, if required, from these liquidity sources in the regular course of business.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity.  As of June 30, 2017, we had no material commitments for capital expenditures.

Our ability to acquire deposits or borrow could be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.  At June 30, 2017, management considered the Company’s liquidity level to be sufficient for the purposes of meeting our cash flow requirements.  We are not aware of any undisclosed known trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in our liquidity.

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

Information pertaining to the carrying amounts of our derivative financial instruments follows:

	June 30, 2017		December 31, 2016
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(dollars in thousands)
Asset - IRLCs	$1,304	$23	$9,725	$162
Asset - Mandatory forward contracts	3,384	8	10,302	153
Asset - Best effort forward contracts	1,304	4	-	-

Inflation

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with accounting principles generally accepted in the U.S. and practices within the banking industry which require the measurement of financial condition and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation.  As a financial institution, virtually all of our assets and liabilities are monetary in nature and interest rates have a more significant impact on our performance than the effects of general levels of inflation.  A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless mitigated by a corresponding increase in our revenues. However, we believe that the impact of inflation on our operations was not material in 2017 or 2016.

Subsequent Event

On July 7, 2017, we entered into a definitive agreement to purchase Mid Maryland Title Company (the “Title Company”), a real estate settlement company that handles commercial and residential real estate settlements in Maryland. The purchase is subject to the completion of due diligence and is anticipated to close in September 2017.  The acquisition of the Title Company is not anticipated to have a material effect on the Company’s financial condition or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The principal objective of the Company’s interest rate risk management is to evaluate the interest rate risk included in balance sheet accounts, determine the level of risks appropriate given our business strategy, operating environment, capital and liquidity requirements, and performance objectives, and manage the risk consistent with our interest rate risk management policy.  Through this management, we seek to reduce the vulnerability of our operations to changes in interest rates.  The Board of Directors of the Company is responsible for reviewing our asset/liability policy and interest rate risk position. The Board of Directors reviews the interest rate risk position on a quarterly basis and, in connection with this review, evaluates the Company’s business activities and strategies, the effect of those strategies on the Company’s net interest margin and the effect that changes in interest rates will have on the loan portfolio.  While continuous movement of interest rates is certain, the extent and timing of these movements is not always predictable.  Any movement in interest rates has an effect on our profitability.   We face the risk that rising interest rates could cause the cost of interest-bearing liabilities, such as deposits and borrowings, to rise faster than the yield on interest-earning assets, such as loans and investments. Our interest rate spread and interest rate margin also may be negatively impacted in a declining interest rate environment even though we generally borrow at short-term interest rates and lend at longer-term interest rates.  This is because loans and other interest-earning assets may be prepaid and replaced with lower yielding assets before the supporting interest-bearing liabilities reprice downward. Our interest rate margin may also be negatively impacted in a flat or inverse-yield curve environment.  Mortgage origination activity tends to increase when interest rates trend lower and decrease when interest rates rise.

Our primary strategy to control interest rate risk is to strive to balance our loan origination activities with the interest rate market. We attempt to maintain a substantial portion of our loan portfolio in short-term loans such as construction loans.  This has proven to be an effective hedge against rapid increases in interest rates as the construction loan portfolio reprices rapidly.

The matching of maturity or repricing of interest-earning assets and interest-bearing liabilities may be analyzed by examining the extent to which these assets and liabilities are interest rate sensitive and by monitoring the Bank’s interest rate sensitivity gap.  An interest-earning asset or interest-bearing liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. The difference between rate sensitive assets and rate sensitive liabilities represents the Bank’s interest sensitivity gap. At June 30, 2017, we had a one-year cumulative negative gap of approximately $221.9 million.

Exposure to interest rate risk is actively monitored by management.  The objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. We use the PROFITstar® model to monitor our exposure to interest rate risk, which calculates changes in the economic value of equity (“EVE”).

The following table represents our EVE as of June 30, 2017:

Change in Rates		Amount	$ Change	% Change
		(dollars in thousands)
+400	bp	$142,159	$(21,685)	-13.24%
+300	bp	148,992	(14,852)	-9.06%
+200	bp	154,921	(8,923)	-5.45%
+100	bp	159,872	(3,972)	-2.42%
0	bp	163,844
-100	bp	164,564	720	0.44%
-200	bp	159,507	(4,337)	-2.65%

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, we are party to litigation arising from the banking, financial, and other activities we conduct.  Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from these matters will have a material effect on the Company’s financial condition, operating results, or liquidity as of June 30, 2017.

Item 1A.	Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report on Form 10-K of Severn Bancorp for the year ended December 31, 2016. There has been no material change in our risk factors since the filing of our December 31, 2016 Annual Report on Form 10-K.

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

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of June 30, 2017 and for the three and six months ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Accumulated Comprehensive Income; (iv) the Consolidated Statements of Stockholder’s Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

August 14, 2017	/s/ Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2017	/s/ Paul B. Susie
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

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of June 30, 2017 and for the three and six months ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Accumulated Comprehensive Income; (iv) the Consolidated Statements of Stockholder’s Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.