Form 10-Q
period 2017-09-30
SEVERN BANCORP INC
filed 2017-11-14
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Common Stock, $0.01 par value – 12,245,425 shares outstanding as of November 13, 2017

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

Caution Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as other periodic reports filed with the Securities and Exchange Commission (“SEC”), and written or oral communications made from time to time by or on behalf of Severn Bancorp and its subsidiaries (the “Company”), may contain statements relating to future events or future results of the Company that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,”  “plan,” “estimate,” “intend,” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.”  Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth, and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.

Forward-looking statements reflect our expectation or prediction of future conditions, events, or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements.  These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2016 Annual Report on Form 10-K, Item 1A of Part II of the Company’s March 31, 2017 quarterly report on Form 10-Q, Item 1A of Part II of the Company’s June 30, 2017 quarterly report on Form 10-Q, Item 1A of Part II of this quarterly report on Form 10-Q, and the following:

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

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	our investment securities portfolio is subject to credit risk, market risk, and liquidity risk as well as changes in the estimates we use to value certain of the securities in our portfolio;

•	the effect of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance, and other aspects of the financial services industry;

•	competitive factors among financial services companies, including product and pricing pressures, and our ability to attract, develop, and retain qualified banking professionals;

•	the effect of fiscal and governmental policies of the United States (“U.S.”) federal government;

•	the effect of any mergers, acquisitions, or other transactions to which we or our subsidiaries may from time to time be a party;

•	costs and potential disruption or interruption of operations due to cyber-security incidents;

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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Cash and due from banks	$1,654	$39,396
Federal funds sold and interest-bearing deposits in other banks	39,981	27,718
Cash and cash equivalents	41,635	67,114
Securities available for sale, at fair value	3,129	-
Securities held to maturity (fair value of $58,959 at September 30, 2017 and $62,827 at December 31, 2016)	58,764	62,757
Loans held for sale, at fair value at September 30, 2017	4,871	10,307
Loans receivable	650,964	610,278
Allowance for loan losses	(7,936)	(8,969)
Loans, net	643,028	601,309
Real estate acquired through foreclosure	1,104	973
Restricted stock investments	4,699	5,103
Premises and equipment, net	23,398	24,030
Accrued interest receivable	2,503	2,249
Bank owned life insurance	5,023	-
Deferred income taxes	8,002	10,081
Other assets	5,174	3,562
Total assets	$801,330	$787,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest bearing	$71,515	$58,145
Interest-bearing	521,977	513,801
Total deposits	593,492	571,946
Short-term borrowings	4,950	-
Long-term borrowings	88,500	103,500
Subordinated debentures	20,619	20,619
Accrued expenses and other liabilities	1,759	3,490
Total liabilities	709,320	699,555

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
Preferred stock series “A,” 437,500 shares issued and outstanding and $3,500 liquidation preference at both September 30, 2017 and December 31, 2016	4	4
Common stock, $0.01 par value, 20,000,000 shares authorized; 12,245,425 and 12,123,179 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	122	121
Additional paid-in capital	65,290	63,960
Retained earnings	26,598	23,845
Accumulated other comprehensive loss	(4)	-
Total stockholders’ equity	92,010	87,930
Total liabilities and stockholders’ equity	$801,330	$787,485

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:	(unaudited)
Loans	$7,742	$7,479	$22,267	$21,847
Securities	330	280	927	890
Other earning assets	167	83	498	251
Total interest income	8,239	7,842	23,692	22,988
Interest expense:
Deposits	1,011	1,019	2,924	3,002
Borrowings and subordinated debentures	897	1,106	2,844	3,493
Total interest expense	1,908	2,125	5,768	6,495
Net interest income	6,331	5,717	17,924	16,493
Provision for (reversal of) loan losses	-	50	(650)	150
Net interest income after provision for (reversal of) loan losses	6,331	5,667	18,574	16,343
Noninterest income:
Mortgage-banking revenue	334	1,042	1,150	2,693
Real estate commissions	311	455	959	1,246
Real estate management fees	197	214	513	564
Credit report and appraisal fees	137	99	390	304
Deposit service charges	190	32	265	105
Other noninterest income	230	54	485	667
Total noninterest income	1,399	1,896	3,762	5,579
Noninterest expense:
Compensation and related expenses	3,288	3,928	10,719	11,218
Occupancy	354	333	1,015	942
Legal fees	41	81	104	217
Write-downs, losses, and costs of real estate acquired through foreclsoure, net	126	41	166	184
Federal Deposit Insurance Corpation insurance premiums	69	126	133	296
Professional fees	124	189	377	528
Advertising	198	158	649	510
Online charges	237	117	661	617
Credit report and appraisal fees	203	148	478	480
Licensing and software	152	115	326	345
Mortgage leads purchased	48	205	234	559
Other	681	689	2,158	2,405
Total noninterest expense	5,521	6,130	17,020	18,301
Income before income tax provision (benefit)	2,209	1,433	5,316	3,621
Income tax provision (benefit)	950	378	2,150	(10,816)
Net income	1,259	1,055	3,166	14,437
Amortization of discount on preferred stock	(68)	(68)	(203)	(203)
Dividends on preferred stock	(70)	(448)	(210)	(1,370)
Net income available to common stockholders	$1,121	$539	$2,753	$12,864
Net income per common share - basic	$0.09	$0.04	$0.23	$1.14
Net income per common share - diluted	$0.09	$0.04	$0.22	$1.13

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
Net income	$1,259	$1,055	$3,166	$14,437
Other comprehensive loss items:
Unrealized holding losses on available-for-sale securities arising during the period (net of income tax benefit of $6 and $2, respectively, in 2017)	(9)	-	(3)	-
Realized gains, net of income taxes of $1 and $1, respectively, in 2017	(1)	-	(1)	-
Total other comprehensive loss	(10)	-	(4)	-
Total comprehensive income	$1,249	$1,055	$3,162	$14,437

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)

	Nine Months Ended September 30, 2017 (unaudited)
	Number of Shares of Preferred Stock	Number of Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2017	437,500	12,123,179	$4	$121	$63,960	$23,845	$-	$87,930
Net income	-	-	-	-	-	3,166	-	3,166
Stock-based compensation	-	-	-	-	146	-	-	146
Stock issued in acquisition	-	108,084	-	1	774	-	-	775
Stock issued, net of expense	-	14,162	-	-	207	-	-	207
Dividend declared on Series A preferred stock	-	-	-	-	-	(210)	-	(210)
Amortization of discount on Series B preferred stock	-	-	-	-	203	(203)	-	-
Other comprehensive loss	-	-	-	-	-	-	(4)	(4)
Balance at September 30, 2017	437,500	12,245,425	$4	$122	$65,290	$26,598	$(4)	$92,010

	Nine Months Ended September 30, 2016 (unaudited)
	Number of Shares of Preferred Stock	Number of Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2016	460,893	10,088,879	$4	$101	$76,335	$10,016	$-	$86,456
Net income	-	-	-	-	-	14,437	-	14,437
Stock-based compensation	-	-	-	-	143	-	-	143
Stock issued, net of expense	-	2,015,500	-	20	10,490	-	-	10,510
Stock redemption on Series B preferred stock	(23,393)	-	-	-	(23,393)	-	-	(23,393)
Dividend declared on Series A preferred stock	-	-	-	-	-	(140)	-	(140)
Dividend declared on Series B preferred stock	-	-	-	-	-	(1,230)	-	(1,230)
Amortization of discount on Series B preferred stock	-	-	-	-	203	(203)	-	-
Balance at September 30, 2016	437,500	12,104,379	$4	$121	$63,778	$22,880	$-	$86,783

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:	(unaudited)
Net income	$3,166	$14,437
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	919	863
Amortization of deferred loan fees	(847)	(889)
Net amortization of premiums and discounts on securities	(202)	318
(Reversal of) provision for loan losses	(650)	150
Write-downs and losses on real estate acquired through foreclosure, net of gains	139	149
Gain on sale of mortgage loans	(1,150)	(2,693)
Gain on sale of securities	(2)	-
Proceeds from sale of mortgage loans held for sale	28,482	107,468
Originations of loans held for sale	(22,556)	(104,533)
Stock-based compensation	146	143
Increase in cash surrender value of bank owned life insurance	(23)	-
Deferred income taxes	2,081	(10,916)
Increase in accrued interest receivable	(254)	(44)
(Increase) decrease in other assets	(837)	384
Decrease in accrued expenses and other liabilities	(1,731)	(2,938)
Net cash provided by operating activities	6,681	1,899
Cash flows from investing activities:
Loan principal (disbursements), net of repayments	(40,265)	(14,448)
Redemption of restricted stock investments	404	396
Purchases of premises and equipment, net	(287)	(740)
Purchase of bank owned life insurance	(5,000)	-
Activity in securities held to maturity:
Purchases	(6,679)	(3,562)
Maturities/calls/repayments	10,730	11,700
Activity in available-for-sale securities:
Purchases	(7,184)	-
Sales	4,011	-
Maturities/calls/repayments	184	-
Proceeds from sales of real estate acquired through foreclosure	433	1,622
Net cash used in investing activities	(43,653)	(5,032)
Cash flows from financing activities:
Net increase in deposits	21,546	32,839
Additional borrowings	39,950	10,500
Repayment of borrowings	(50,000)	(18,500)
Series A preferred stock dividends	(210)	(140)
Series B preferred stock dividends	-	(7,781)
Stock redemption of Series B preferred stock	-	(23,393)
Proceeds from common stock issuance	207	10,510
Net cash provided by financing activities	11,493	4,035
(Decrease) increase in cash and cash equivalents	(25,479)	902
Cash and cash equivalents at beginning of period	67,114	43,591
Cash and cash equivalents at end of period	$41,635	$44,493
Supplemental Information:
Interest paid on deposits and borrowed funds	$5,828	$9,104
Income taxes paid (recovered)	50	(852)
Real estate acquired in satisfaction of loans	703	1,370
Transfers of loans held for sale to portfolio	660	-

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and nine months ended September 30, 2017 and 2016 is unaudited)

Note 1 -  Summary of Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of Severn Bancorp, Inc. and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 8-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry.  In the opinion of management, all adjustments (comprising only of those of a normal recurring nature) necessary for a fair presentation of the results of operations for the interim periods presented have been made. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017 or any other interim or future period.  Events occurring after the date of the financial statements up to November 14, 2017, the date the financial statements were available to be issued, were considered in the preparation of the consolidated financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2016 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Severn Bancorp, Inc., and its wholly-owned subsidiaries, Mid-Maryland Title Company, Inc., SBI Mortgage Company and SBI Mortgage Company’s subsidiary, Crownsville Development Corporation, and its subsidiary, Crownsville Holdings I, LLC, and Severn Savings Bank, FSB (the “Bank”), and the Bank’s subsidiaries, Louis Hyatt, Inc., Homeowners Title and Escrow Corporation, Severn Financial Services Corporation, SSB Realty Holdings, LLC, SSB Realty Holdings II, LLC, and HS West, LLC.  All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Acquisition

On September 1, 2017, we acquired Mid-Maryland Title Company, Inc. (the “Title Company”) by issuing stock in a business combination. We issued 108,084 shares in the transaction valued at $775,000.  We recorded $759,000 in goodwill in the transaction.  The acquisition continues our growth strategy and focus on being a full-service provider and complements the mortgage services, commercial banking services, and commercial real estate services we provide. The acquisition of the Title Company has not had a material effect on the Company’s financial condition or results of operations.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and affect the reported amounts of revenues earned and expenses incurred during the reporting period. Actual results could differ from those estimates. Estimates that could change significantly relate to the provision for loan losses and the related allowance for loan losses (“Allowance”), determination of impaired loans and the related measurement of impairment, valuation of investment securities, valuation of real estate acquired through foreclosure, valuation of share-based compensation, the assessment that a liability should be recognized with respect to any matters under litigation, and the calculation of current and deferred income taxes and the realizability of net deferred tax assets.

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

Pronouncements Issued

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended by ASU 2015-14, Revenue from Contracts with Customers:  Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers:  Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers:  Narrow-Scope Improvements and Practical Expedients, ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue form Contracts with Customers, that provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers. The guidance also provides for a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. This standard may affect an entity’s financial statements, business processes and internal control over financial reporting. The standard is effective for interim and annual periods beginning after December 15, 2017. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The following revenue streams were identified to be within the scope of ASU No. 2014-09:  real estate commissions, real estate management fees, and deposit service charges.  For all affected revenue streams, we are currently planning to use a modified retrospective approach to uncompleted contracts at the date of adoption. Periods prior to the date of adoption are not retrospectively revised, but a cumulative effect of adoption is recognized for the impact of the ASU on uncompleted contracts at the date of adoption.  We are still evaluating the impact of guidance in this update, including method of implementation, and related changes to disclosures that may be required.

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

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, which sets forth a current expected credit loss (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. While we are currently in the process of evaluating the impact of the amended guidance on our Consolidated Financial Statements, we currently expect the Allowance to increase upon adoption given that the Allowance will be required to cover the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of our loan and lease portfolio at the time of adoption.

In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides guidance regarding the presentation of certain cash receipts and cash payments in the statement of cash flows, addressing eight specific cash flow classification issues, in order to reduce existing diversity in practice. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of ASC No. 2016-15 to have a material impact on our financial position, results of operations, or cash flows.

In March 2017, FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other costs, which provides guidance that calls for the shortening of the amortization period for certain callable debt securities held at a premium. The standard is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We do not expect the adoption of ASC No. 2017-08 to have a material impact on our financial position, results of operations, or cash flows.

Note 2 - Securities

The amortized cost and estimated fair values of our AFS securities portfolio were as follows as of September 30, 2017:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
U.S. government agency notes	$3,135	$-	$6	$3,129

We did not hold any AFS securities as of December 31, 2016.

The amortized cost and estimated fair values of our held-to-maturity (“HTM”) securities portfolio were as follows:

	September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
U.S. Treasury securities	$7,996	$106	$-	$8,102
U.S. government agency notes	19,008	137	43	19,102
Mortgage-backed securities	31,760	97	102	31,755
	$58,764	$340	$145	$58,959

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
U.S. Treasury securities	$12,998	$167	$-	$13,165
U.S. government agency notes	20,027	133	54	20,106
Mortgage-backed securities	29,732	52	228	29,556
	$62,757	$352	$282	$62,827

Three AFS securities were in an unrealized loss position as of September 30, 2017 for less than twelve months, with the largest single unrealized loss in any one security amounting to $3,000.

Gross unrealized losses and fair value by length of time that the individual HTM securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	September 30, 2017
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
U.S. government agency notes	$4,000	$2	$7,005	$41	$11,005	$43
Mortgage-backed securities	11,687	39	7,501	63	19,188	102
	$15,687	$41	$14,506	$104	$30,193	$145

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
U.S. government agency notes	$5,002	$54	$-	$-	$5,002	$54
Mortgage-backed securities	23,457	228	-	-	23,457	228
	$28,459	$282	$-	$-	$28,459	$282

In the HTM securities portfolio, 21 securities were in a loss position as of September 30, 2017, with the largest single unrealized loss in any one security amounting to $29,000.

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

Contractual maturities of debt securities at September 30, 2017 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS Securities		HTM Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$-	$-	$10,009	$10,014
Due after one through five years	3,135	3,129	15,030	15,112
Due after five years through ten years	-	-	1,965	2,078
Mortgage-backed securities	-	-	31,760	31,755
	$3,135	$3,129	$58,764	$58,959

During both the three and nine months ended September 30, 2017, we recognized gross gains and losses on the sale of securities of $4,000 and $2,000, respectively. We did not sell any securities during 2016.

There were no securities pledged as collateral as of September 30, 2017 or December 31, 2016.

Note 3 -  Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Residential mortgage	$292,068	$260,603
Commercial	37,485	46,468
Commercial real estate	223,167	195,710
Construction, land acquisition, and development	84,164	90,102
Home equity/2nds	15,861	19,129
Consumer	1,118	1,210
Total loans receivable	653,863	613,222
Unearned loan fees	(2,899)	(2,944)
Net loans receivable	$650,964	$610,278

Certain loans in the amount of $210.4 million have been pledged under a blanket floating lien to the Federal Home Loan Bank of Atlanta (“FHLB”) as collateral against advances.

Credit Quality

An Allowance is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible based on evaluations of the collectability of loans and prior loan loss experience.  Management has an established methodology to determine the adequacy of the Allowance that assesses the risks and losses inherent in the loan portfolio.  The methodology takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay.  Determining the amount of the Allowance requires the use of estimates and assumptions. Actual results could differ significantly from those estimates.  While management uses available information to estimate losses on loans, future additions to the Allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies periodically review the Allowance as an integral part of their examination process.  Such agencies may require us to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination.  Management believes the Allowance is adequate as of September 30, 2017 and December 31, 2016.

For purposes of determining the Allowance, we have segmented our loan portfolio by product type.  Our portfolio loan segments are residential mortgage, commercial, commercial real estate, construction, land acquisition, and development (“ADC”), Home equity/2nds, and consumer.  We have looked at all segments and have determined that no additional subcategorization is warranted based upon our credit review methodology and our portfolio classes are the same as our portfolio segments.

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

ADC - underwritten in accordance with our underwriting policies which include a financial analysis of the developers, property owners, construction cost estimates, and independent appraisal valuations. These loans will rely on the value associated with the project upon completion. These cost and valuation estimates may be inaccurate. Construction loans generally involve the disbursement of substantial funds over a short period of time with repayment substantially dependent upon the success of the completed project rather than the ability of the borrower or guarantor to repay principal and interest.  Additionally, land is underwritten according to our policies which include independent appraisal valuations as well as the estimated value associated with the land upon completion of development. These cost and valuation estimates may be inaccurate. These loans are considered to be of a higher risk than other real estate loans due to their ultimate repayment being sensitive to general economic conditions, availability of long-term financing, interest rate sensitivity, and governmental regulation of real property.

The sources of repayment of these loans is typically permanent financing expected to be obtained upon completion or sales of developed property. These loans are closely monitored by onsite inspections and are considered to be of a higher risk than other real estate loans due to their ultimate repayment being sensitive to general economic conditions, availability of long-term financing, interest rate sensitivity, and governmental regulation of real property.

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

Home equity/2nds - subject to the underwriting standards and processes similar to residential mortgages and secured by one to four family dwelling units. Home equity/2nds loans have greater risk than residential mortgages as a result of the Bank generally being in a second lien position.

Consumer - consist of loans to individuals through the Bank’s retail network and typically unsecured or secured by personal property. Consumer loans have a greater credit risk than residential loans because of the lower value of the underlying collateral, if any.

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

All interest accrued but not collected for loans that are placed in nonaccrual status or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, generally after nine months of consecutive current payments and completion of an updated analysis of the borrower’s ability to service the loan.

Loans that experience insignificant payment delays and payment shortfalls may not be placed in nonaccrual status or classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Allowance Methodology

The Allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired.  The general component relates to loans that are classified as doubtful, substandard, or special mention that are not considered impaired, as well as loans that are not classified.

A loan is considered impaired if it meets any of the following three criteria:

•	Loans that are 90 days or more in arrears (nonaccrual loans);
•	Loans where, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement; or
•	Loans that are modified and qualify as troubled debt restructured loans (“TDR” or “TDRs”).

If a loan is considered to be impaired, it is then determined to be either cash flow or collateral dependent for purposes of Allowance determination.

With respect to all loan segments, we do not charge off a loan, or a portion of a loan, until one of the following conditions have been met:

•	The loan has been foreclosed. At the time of foreclosure, a charge off is recorded for the difference between the recorded amount of the loan and the fair value of the underlying collateral.

•
An agreement to accept less than the recorded balance of the loan has been made with the borrower. Once an agreement has been finalized, a charge-off is recorded for the difference between the recorded amount of the loan and the agreed upon proceeds amount.

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

General Allowance Component

The general component of the Allowance is based on historical loss experience adjusted for qualitative factors. Loans are pooled by portfolio class and an historical loss percentage, based upon a four-year net charge-off history, is applied to each class.  The result of that calculation for each loan class is then applied to the current loan portfolio balances to determine the required general component of the Allowance per loan class.  We then apply additional loss multipliers to the different classes of loans to reflect various qualitative factors. These qualitative factors include, but are not limited to:

•	Levels and trends in delinquencies and nonaccruals;
•	Inherent risk in the loan portfolio;
•	Trends in volume and terms of the loan;
•	Effects of any change in lending policies and procedures;
•	Experience, ability, and depth of management;
•	National and local economic trends and conditions;
•	Effect of any changes in concentration of credit; and
•	Industry conditions.

The following tables present, by portfolio segment, the changes in the Allowance and the recorded investment in loans:

	Three Months Ended September 30, 2017
	Residential Mortgage	Commercial	Commercial Real Estate	ADC	Home Equity/ 2nds	Consumer	Total
	(dollars in thousands)
Beginning Balance	$3,403	$389	$2,571	$984	$367	$4	$7,718
Charge-offs	-	-	-	-	-	-	-
Recoveries	156	-	40	-	22	-	218
Net recoveries	156	-	40	-	22	-	218
(Reversal of) provision for loan losses	(137)	53	(44)	158	(28)	(2)	-
Ending Balance	$3,422	$442	$2,567	$1,142	$361	$2	$7,936

	Nine Months Ended September 30, 2017
	(dollars in thousands)
Beginning Balance	$3,833	$478	$2,535	$1,390	$728	$5	$8,969
Charge-offs	(707)	-	-	-	(98)	-	(805)
Recoveries	295	-	100	-	27	-	422
Net (charge-offs) recoveries	(412)	-	100	-	(71)	-	(383)
Provision for (reversal of) loan losses	1	(36)	(68)	(248)	(296)	(3)	(650)
Ending Balance	$3,422	$442	$2,567	$1,142	$361	$2	$7,936

Ending balance - individually evaluated for impairment	$1,544	$-	$186	$50	$-	$2	$1,782
Ending balance - collectively evaluated for impairment	1,878	442	2,381	1,092	361	-	6,154
	$3,422	$442	$2,567	$1,142	$361	$2	$7,936

Ending loan balance - individually evaluated for impairment	$20,379	$-	$3,419	$1,003	$-	$87	$24,888
Ending loan balance - collectively evaluated for impairment	268,790	37,485	219,748	83,161	15,861	1,031	626,076
	$289,169	$37,485	$223,167	$84,164	$15,861	$1,118	$650,964

	December 31, 2016
	Residential Mortgage	Commercial	Commercial Real Estate	ADC	Home Equity/ 2nds	Consumer	Total
	(dollars in thousands)
Ending Allowance balance - individually evaluated for impairment	$1,703	$15	$196	$53	$402	$4	$2,373
Ending Allowance balance - collectively evaluated for impairment	2,130	463	2,339	1,337	326	1	6,596
	$3,833	$478	$2,535	$1,390	$728	$5	$8,969

Ending loan balance - individually evaluated for impairment	$20,403	$148	$5,656	$858	$3,137	$96	$30,298
Ending loan balance - collectively evaluated for impairment	237,256	46,320	190,054	89,244	15,992	1,114	579,980
	$257,659	$46,468	$195,710	$90,102	$19,129	$1,210	$610,278

	Three Months Ended September 30, 2016
	Residential Mortgage	Commercial	Commercial Real Estate	ADC	Home Equity/ 2nds	Consumer	Total
	(dollars in thousands)
Beginning Balance	$3,892	$752	$2,577	$983	$593	$7	$8,804
Charge-offs	-	-	-	(72)	-	-	(72)
Recoveries	137	10	4	-	2	50	203
Net recoveries (charge-offs)	137	10	4	(72)	2	50	131
(Reversal of) provision for loan losses	(161)	(63)	(189)	289	226	(52)	50
Ending Balance	$3,868	$699	$2,392	$1,200	$821	$5	$8,985

	Nine Months Ended September 30, 2016
	(dollars in thousands)
Beginning Balance	$4,188	$291	$2,792	$956	$528	$3	$8,758
Charge-offs	(151)	(17)	(178)	(72)	(28)	-	(446)
Recoveries	322	43	4	100	4	50	523
Net recoveries (charge-offs)	171	26	(174)	28	(24)	50	77
(Reversal of) provision for loan losses	(491)	382	(226)	216	317	(48)	150
Ending Balance	$3,868	$699	$2,392	$1,200	$821	$5	$8,985

Ending balance - individually evaluated for impairment	$1,583	$15	$200	$55	$402	$4	$2,259
Ending balance - collectively evaluated for impairment	2,285	684	2,192	1,145	419	1	6,726
	$3,868	$699	$2,392	$1,200	$821	$5	$8,985

Ending loan balance - individually evaluated for impairment	$22,521	$495	$5,696	$1,446	$3,519	$100	$33,777
Ending loan balance - collectively evaluated for impairment	246,375	41,864	193,219	79,894	16,220	1,109	578,681
	$268,896	$42,359	$198,915	$81,340	$19,739	$1,209	$612,458

The following tables present the credit quality breakdown of our loan portfolio by class:

	September 30, 2017
	Pass	Special Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$281,954	$1,397	$5,818	$289,169
Commercial	37,299	50	136	37,485
Commercial real estate	216,373	4,668	2,126	223,167
ADC	82,958	-	1,206	84,164
Home equity/2nds	14,531	471	859	15,861
Consumer	1,118	-	-	1,118
	$634,233	$6,586	$10,145	$650,964

	December 31, 2016
	Pass	Special Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$248,819	$4,316	$4,524	$257,659
Commercial	46,011	204	253	46,468
Commercial real estate	184,820	7,420	3,470	195,710
ADC	89,324	-	778	90,102
Home equity/2nds	16,056	472	2,601	19,129
Consumer	1,210	-	-	1,210
	$586,240	$12,412	$11,626	$610,278

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans:

	September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total	Non- Accrual
	(dollars in thousands)
Residential mortgage	$1,173	$1,216	$2,364	$4,753	$284,416	$289,169	$4,531
Commercial	-	-	-	-	37,485	37,485	84
Commercial real estate	-	478	-	478	222,689	223,167	160
ADC	-	-	239	239	83,925	84,164	318
Home equity/2nds	-	-	458	458	15,403	15,861	1,284
Consumer	-	-	-	-	1,118	1,118	-
	$1,173	$1,694	$3,061	$5,928	$645,036	$650,964	$6,377

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total	Non- Accrual
	(dollars in thousands)
Residential mortgage	$1,472	$2,074	$964	$4,510	$253,149	$257,659	$3,580
Commercial	-	-	-	-	46,468	46,468	151
Commercial real estate	-	171	515	686	195,024	195,710	2,938
ADC	106	-	6	112	89,990	90,102	269
Home equity/2nds	34	-	2,174	2,208	16,921	19,129	2,914
Consumer	4	-	-	4	1,206	1,210	-
	$1,616	$2,245	$3,659	$7,520	$602,758	$610,278	$9,852

We do not have any greater than 90 days and still accruing loans as of September 30, 2017 or December 31, 2016.

The interest which would have been recorded on the above nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $1.2 million and $338,000 for the nine months ended September 30, 2017 and 2016, respectively.  The actual interest income recorded on those loans was approximately $403,000 and $130,000 for the nine months ended September 30, 2017 and 2016, respectively.

The following tables summarize impaired loans:

	September 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related Allowance:	(dollars in thousands)
Residential mortgage	$12,856	$11,306	$-	$9,854	$9,338	$-
Commercial	-	-	-	-	-	-
Commercial real estate	1,576	1,527	-	3,900	3,698	-
ADC	636	636	-	441	441	-
Home equity/2nds	-	-	-	2,139	1,529	-
Consumer	-	-	-	-	-	-
With a related Allowance:
Residential mortgage	9,306	9,073	1,544	11,176	11,065	1,703
Commercial	-	-	-	148	148	15
Commercial real estate	1,892	1,892	186	1,958	1,958	196
ADC	402	367	50	417	417	53
Home equity/2nds	-	-	-	1,608	1,608	402
Consumer	87	87	2	96	96	4
Totals:
Residential mortgage	22,162	20,379	1,544	21,030	20,403	1,703
Commercial	-	-	-	148	148	15
Commercial real estate	3,468	3,419	186	5,858	5,656	196
ADC	1,038	1,003	50	858	858	53
Home equity/2nds	-	-	-	3,747	3,137	402
Consumer	87	87	2	96	96	4

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related Allowance:	(dollars in thousands)
Residential mortgage	$10,423	$138	$12,734	$132	$9,696	$353	$13,774	$417
Commercial	-	-	274	2	-	-	150	3
Commercial real estate	1,531	22	3,730	57	2,652	69	4,655	134
ADC	637	9	1,031	9	487	21	1,431	36
Home equity/2nds	918	15	1,911	18	679	40	1,991	59
Consumer	-	-	-	-	-	-	23	-
With a related Allowance:
Residential mortgage	8,910	116	9,831	106	9,231	286	10,684	356
Commercial	-	-	149	2	37	-	182	7
Commercial real estate	1,896	23	1,977	25	1,919	73	2,040	77
ADC	369	6	426	6	385	16	513	20
Home equity/2nds	180	-	1,078	6	715	-	370	7
Consumer	88	1	102	1	91	2	73	2
Totals:
Residential mortgage	19,333	254	22,565	238	18,927	639	24,458	773
Commercial	-	-	423	4	37	-	332	10
Commercial real estate	3,427	45	5,707	82	4,571	142	6,695	211
ADC	1,006	15	1,457	15	872	37	1,944	56
Home equity/2nds	1,098	15	2,989	24	1,394	40	2,361	66
Consumer	88	1	102	1	91	2	96	2

Residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction totaled $3.1 million as of September 30, 2017. Residential mortgage loans in real estate acquired through foreclosure amounted to $287,000 and $393,000 at September 30, 2017 and December 31, 2016, respectively.

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

The following table presents loans that were modified during the nine months ended September 30:

	2017			2016
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification
	(dollars in thousands)
Residential Mortgage				3	$624	$624
	-	$-	$-	3	$624	$624

We did not modify any loans during the three months ended September 30, 2017 or 2016.

Interest on our portfolio of TDRs was accounted for under the following methods:

	September 30, 2017
	Number of Modifications	Accrual Status	Number of Modifications	Nonaccrual Status	Total Number of Modifications	Total Balance of Modifications
	(dollars in thousands)
Residential mortgage	43	$13,086	4	$2,285	47	$15,371
Commercial real estate	3	1,875	1	84	4	1,959
ADC	1	138	1	6	2	144
Home equity/2nds	1	230	-	-	1	230
Consumer	4	87	-	-	4	87
	52	$15,416	6	$2,375	58	$17,791

	December 31, 2016
	Number of Modifications	Accrual Status	Number of Modifications	Nonaccrual Status	Total Number of Modifications	Total Balance of Modifications
	(dollars in thousands)
Residential mortgage	48	$15,886	4	$2,137	52	$18,023
Commercial real estate	3	1,914	2	249	5	2,163
ADC	2	170	1	6	3	176
Consumer	5	96	-	-	5	96
	58	$18,066	7	$2,392	65	$20,458

During the three and nine months ended September 30, 2017 and 2016, there were no TDRs that subsequently defaulted during the 12 month period ended September 30, 2017 and 2016.

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

Our exposure to credit loss from nonperformance by the other party to the above mentioned financial instruments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Unless otherwise noted, we require collateral or other security to support financial instruments with off-balancesheet credit risk.

The following table shows the contract amounts for our off-balance sheet instruments:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Standby letters of credit	$3,854	$4,022
Home equity lines of credit	12,425	7,736
Unadvanced construction commitments	72,045	15,728
Mortgage loan commitments	-	574
Lines of credit	13,092	34,125
Loans sold and serviced with limited repurchase provisions	19,979	70,773

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements and are limited to real estate transactions.  The majority of these standby letters of credit expire within twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes, except for certain standby letters of credit, that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2017 and December 31, 2016 for guarantees under standby letters of credit issued was $79,000 and $94,000, respectively.

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

Mortgage loan commitments not reflected in the accompanying statements of financial condition at December 31, 2016 included two loans at a fixed interest rate of 4.25% totaling $574,000. There were no such commitments at September 30, 2017.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer’s credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within a period ranging generally from 120 to 180 days after the sale date depending on the investor’s agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.  We established a reserve for potential repurchases for these loans, which amounted to $59,000 at September 30, 2017 and $48,000 at December 31, 2016.  We did not repurchase any loans during the nine months ended September 30, 2017 or 2016.

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

The Basel III rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.  The new capital conservation buffer requirements began to phase in effective January 2016 at 0.625% of risk-weighted assets and increase by that amount each year until fully implemented in January 2019 (1.25% at September 30, 2017).  An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses to executive officers if its capital level falls below the buffer amount.  These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

As of the date of the last regulatory exam, the Bank was considered “well capitalized” and as of September 30, 2017, the Bank continued to meet the requirements to be considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements.

The Bank’s regulatory capital amounts and ratios were as follows:

	Actual		Minimum Requirements for Capital Adequacy Purposes		Minimum Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017	(dollars in thousands)
Common Equity Tier 1 Capital (to risk-weighted assets)	$104,318	16.8%	$27,907	4.5%	$35,658	5.8%	$40,309	6.5%

Total capital (to risk-weighted assets)	112,086	18.1%	49,612	8.0%	57,363	9.3%	62,015	10.0%

Tier 1 capital (to risk-weighted assets)	104,318	16.8%	37,209	6.0%	44,961	7.3%	49,612	8.0%

Tier 1 capital (to average quarterly assets)	104,318	13.3%	31,313	4.0%	41,099	5.3%	39,142	5.0%

December 31, 2016
Common Equity Tier 1 Capital (to risk-weighted assets)	$98,970	16.5%	$26,983	4.5%	$30,730	5.1%	$38,975	6.5%

Total capital (to risk-weighted assets)	106,517	17.8%	47,969	8.0%	51,717	8.6%	59,962	10.0%

Tier 1 capital (to risk-weighted assets)	98,970	16.5%	35,977	6.0%	39,725	6.6%	47,969	8.0%

Tier 1 capital (to average quarterly assets)	98,970	12.9%	30,634	4.0%	35,420	4.6%	38,292	5.0%

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

Not included in the diluted earnings per share calculation for 2017 and 2016 because they were anti-dilutive, were 20,000 and 126,600 shares, respectively, of common stock issuable upon exercise of outstanding stock options, 437,500 shares of common stock issuable upon conversion of the Company’s Series A Preferred Stock, and, in 2016, 556,976 shares of common stock issuable upon the exercise of a warrant were also anti-dilutive and excluded from the calculation.

Information relating to the calculations of our income per common share is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands, except for per share data)
Weighted-average shares outstanding - basic	12,172,586	12,104,379	12,140,689	11,324,660
Dilution	150,986	79,360	107,525	51,193
Weighted-average share outstanding - diluted	12,323,572	12,183,739	12,248,214	11,375,853

Net income available to common stockholders	$1,121	$539	$2,753	$12,864

Net income per share - basic	$0.09	$0.04	$0.23	$1.14
Net income per share - diluted	$0.09	$0.04	$0.22	$1.13

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

We account for stock-based compensation in accordance with FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statement of operations at fair value.  Additionally, we are required to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award.  The expense is recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense included in the consolidated statements of operations for the three months ended September 30, 2017 and 2016 totaled $44,000 and $48,000, respectively. Stock-based compensation expense included in the consolidated statements of operations for the nine months ended September 30, 2017 and 2016 totaled $146,000 and $143,000, respectively.

The weighted average fair value of the options issued during the three and nine months ended September 30, 2017 was $2.56.  There were no options granted during the three or nine months ended September 30, 2016.  The fair value of the options was calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the three and nine months ended September 30, 2017:

Dividend yield	0.00%
Expected volatility	36.02%
Risk-free interest rate	1.76%
Expected lives	5.5 years

Information regarding our stock-based compensation plan is as follows as of and for the nine months ended September 30:

	2017				2016
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	339,500	$5.31			339,800	$4.83
Granted	20,000	7.10			-	-
Exercised	(5,025)	3.37			-	-
Forfeited	(16,000)	4.59			(54,500)	5.07
Outstanding at end of period	338,475	5.48	7.2	$526	285,300	4.79	8.2	$491
Exercisable at end of period	173,702	4.78	6.5	$398	136,125	4.37	7.0	$292

As of September 30, 2017, there was $520,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over the next 59 months.

Note 7 - Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive loss for the three and nine months ended September 30, 2017:

	Three Months	Nine Months
	(dollars in thousands)
Balance at beginning of period	$6	$-
Other comprehensive loss before reclassification	(9)	(3)
Amounts reclassified from accumulated other comprehensive loss	(1)	(1)
Net other comprehensive loss during period	(10)	(4)
Balance at end of period	$(4)	$(4)

We did not have any accumulated other comprehensive income or loss for the three or nine months ended September 30, 2016.

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

Assets Measured on a Recurring Basis

The following tables present fair value measurements for assets that are measured at fair value on a recurring basis as of and for the nine months ended September 30, 2017:

	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes In Fair Values Included In Period Income
	(dollars in thousands)
AFS Securities - U.S. government agency notes	$3,129	$-	$3,129	$-	$-
Loans held for sale (“LHFS”)	4,871	-	4,871	-	139
Mortgage servicing rights (“MSRs”)	473	-	-	473	(84)
Interest-rate lock commitments (“IRLCs”)	42	-	42	-	(120)
Mandatory forward contracts	7	-	7	-	(146)
Best efforts forward contracts	6	-	6	-	6

The following tables present fair value measurements for assets that are measured at fair value on a recurring basis as of and for the year ended December 31, 2016:

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

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(dollars in thousands)
September 30, 2017:
MSRs	$473	Market Approach	Weighted average prepayment speed	3.95%

December 31, 2016:
MSRs	$557	Market Approach	Weighted average prepayment speed	3.95%

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

LHFS

At September 30, 2017, LHFS were carried at fair value, which is determined based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements or third party pricing models. At December 31, 2016, LHFS were carried at the lower-of-cost or market value (“LCM”) utilizing the same method.

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

	September 30, 2017
	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Range of Discount	Weighted Average
	(dollars in thousands)
Impaired loans	$1,597	$-	$-	$1,597	0% - 33%	25.5%
Real estate acquired through foreclosure	691	-	-	691	0% - 26%	20.9%

	December 31, 2016
	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Range of Discount	Weighted Average
	(dollars in thousands)
Impaired loans	$2,136	$-	$-	$2,136	0% - 2%	2.0%
Real estate acquired through foreclosure	767	-	-	767	0% - 10%	10.0%

Impaired Loans

Impaired loans are those for which we have measured impairment based on the present value of expected future cash flows or on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  If it is determined that the repayment of the loan will be provided solely by the underlying collateral, and there are no other available and reliable sources of repayment, the loan is considered collateral dependent.  Impaired loans that are considered collateral dependent are carried at the LCM.  Collateral may be in the form of real estate or business assets including equipment, inventory, and/or accounts receivable.  The use of independent appraisals and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and impaired loans are therefore classified within level 3 of the fair value hierarchy.

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

	September 30, 2017
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$41,635	$41,635	$-	$-	$41,635
AFS securities	3,129	-	3,129	-	3,129
HTM securities	58,764	8,102	50,857	-	58,959
LHFS	4,871	-	4,871	-	4,871
Loans receivable	643,028	-	-	653,381	653,381
Restricted stock investments	4,699	-	4,699	-	4,699
Accrued interest receivable	2,503	-	2,503	-	2,503
MSRs	473	-	-	473	473
IRLCs	42	-	42	-	42
Mandatory forward contracts	7	-	7	-	7
Best effort forward contracts	6	-	6	-	6
Liabilities:
Deposits	593,492	-	586,594	-	586,594
Borrowings	93,450	-	87,909	-	87,909
Subordinated debentures	20,619	-	-	20,619	20,619
Accrued interest payable	478	-	478	-	478

	December 31, 2016
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$67,114	$67,114	$-	$-	$67,114
HTM securities	62,757	13,165	49,662	-	62,827
LHFS	10,307	-	10,313	-	10,313
Loans receivable	601,309	-	-	602,953	602,953
Restricted stock investments	5,103	-	5,103	-	5,103
Accrued interest receivable	2,249	-	2,249	-	2,249
MSRs	557	-	-	557	557
IRLCs	162	-	162	-	162
Mandatory forward contracts	153	-	153	-	153
Liabilities:
Deposits	571,946	-	572,556	-	572,556
Borrowings	103,500	-	97,961	-	97,961
Subordinated debentures	20,619	-	-	20,619	20,619
Accrued interest payable	538	-	538	-	538

At September 30, 2017 and December 31, 2016, the Bank had loan funding commitments of $97.6 million and $58.2 million, respectively, and standby letters of credit outstanding of $3.9 million and $4.0 million, respectively.  The fair value of these commitments is nominal.

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

There were no transfers between any of Levels 1, 2, and 3 for the nine months ended September 30, 2017 or 2016 or for the year ended December 31, 2016.

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

The Company

The Company is a savings and loan holding company chartered as a corporation in the state of Maryland in 1990.  It conducts business primarily through three subsidiaries, Severn Savings Bank, FSB (the “Bank”), Mid-Maryland Title Company, Inc. (the “Title Company”), and SBI Mortgage Company (“SBI”).  SBI holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation (“Crownsville”), which is doing business as Annapolis Equity Group, and acquires real estate for syndication and investment purposes.  The Title Company is a real estate settlement company that handles commercial and residential real estate settlements in Maryland. The Bank’s principal subsidiary Louis Hyatt, Inc. (“Hyatt Commercial”), conducts business as Hyatt Commercial, a commercial real estate brokerage and property management company.  The Bank has five branches in Anne Arundel County, Maryland, which offer a full range of deposit products, and originate mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware, and Virginia.  As of September 30, 2017, we had 132 full-time equivalent employees.

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

We have experienced a slightly improved level of profitability for the three and nine months ended September 30, 2017, primarily due to the payoff of high costing Federal Home Loan Bank of Atlanta (“FHLB”) advances and reversals of the provision for loan losses. Management believes that, while conditions continue to improve and real estate values in the Company’s market area continue to stabilize, certain detrimental factors still exist in the market. The interest rate spread between our cost of funds and what we earn on loans has grown somewhat from 2016 levels due primarily to the aforementioned payoff of FHLB advances and a change in the mix from higher costing time deposits to lower costing transaction accounts. During the second quarter of 2016, we reversed the valuation allowance maintained on the net deferred tax asset, which resulted in an $11.2 million tax benefit. With the reversal of the valuation allowance, we are now recording a provision for income taxes.

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

Acquisition

On September 1, 2017, we acquired the Title Company by issuing stock in a business combination. We issued 108,084 shares in the transaction valued at $775,000.  We recorded $759,000 in goodwill in the transaction.  The acquisition continues our growth strategy and focus on being a full-service provider and complements the mortgage services, commercial banking services, and commercial real estate services we provide. The acquisition of the Title Company has not had a material effect on the Company’s financial condition or results of operations.

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

Future additions or reductions in the Allowance may be necessary based on changes in economic conditions, particularly in Anne Arundel County and the State of Maryland.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s Allowance.  Such agencies may require the Bank to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination.

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

For such loans that are classified as impaired, an Allowance is established when the current fair value of the underlying collateral less its estimated disposal costs has not been finalized, but management determines that it is likely that the value is lower than the carrying value of that loan.  Once the fair collateral value has been determined, a charge off is taken for the difference between the fair value and the carrying value of the loan.  For loans that are not solely collateral dependent, an Allowance is established when the present value of the expected future cash flows of the impaired loan is lower than the carrying value of that loan.

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

Loans that experience insignificant payment delays and payment shortfalls may not be classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Real Estate Acquired Through Foreclosure

Real estate acquired through or in the process of foreclosure is recorded at fair value less estimated disposal costs.  Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using estimates as described under “Allowance for Loan Losses” above. In the event of a subsequent change in fair value, the carrying amount is adjusted to the lesser of the new fair value, less disposal costs, or the carrying value recorded at acquisition. The amount of the change is charged or credited to noninterest expense.  Expenses on real estate acquired through foreclosure incurred prior to the disposition of the property, such as maintenance, insurance and taxes, and physical security, are charged to expense.  Material expenses that improve the property to its best use are capitalized to the property. If a foreclosed property is sold for more or less than the carrying value, a gain or loss is recognized upon the sale of the property.

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

Results of Operations

Net Income

Three months ended September 30

Net income increased by $204,000, or 19.3%, to $1.3 million for the three months ended September 30, 2017, compared to $1.1 million for the three months ended September 30, 2016.  Basic and diluted income per share were $0.09 for the three months ended September 30, 2017 compared to $0.04 for the three months ended September 30, 2016.  The increase in net income reflected improved net interest income, decreased noninterest expenses, and a reduced loan loss provision, partially offset by decreased noninterest income.

Nine months ended September 30

Net income decreased by $11.3 million, or 78.1%, to $3.2 million for the nine months ended September 30, 2017, compared to $14.4 million for the nine months ended September 30, 2016.  Basic and diluted income per share were $0.23 and $0.22, respectively, for the nine months ended September 30, 2017, compared to $1.14 (basic) and $1.13 (diluted) for the nine months ended September 30, 2016.  During 2016, we recorded a one-time reversal of the valuation allowance held against the net deferred tax asset in the amount of $11.2 million.  Income before taxes amounted to $5.3 million for the nine months ended September 30, 2017, compared to $3.6 million for the nine months ended September 30, 2016. The increase in pre-tax income reflected improved net interest income, a reversal of loan loss provision, and decreased noninterest expense, partially offset by decreased noninterest income.

Net Interest Income

Three months ended September 30

Net interest income, which is interest earned net of interest expense, increased by $614,000, or 10.7%, to $6.3 million for the three months ended September 30, 2017, compared to $5.7 million for the three months ended September 30, 2016. Our net interest margin increased from 3.19% for the third quarter of 2016 to 3.38% for the third quarter of 2017.  Our net interest spread increased from 3.04% for the third quarter of 2016 to 3.16% for the third quarter of 2017.

Interest Income

Interest income increased by $397,000, or 5.1%, to $8.2 million for the three months ended September 30, 2017, compared to $7.8 million for the three months ended September 30, 2016.  Average interest-earning assets increased from $713.4 million for the third quarter of 2016 to $743.9 million for the third quarter of 2017.  Average loans outstanding increased by $12.1 million due to increased originations. The average yield on loans increased from 4.80% for the three months ended September 30, 2016 to 4.92% for the three months ended September 30, 2017 as a result of a slightly increased rate environment.  Average HTM securities decreased by $11.6 million due to security maturities and repayments from mortgage-backed securities.  The proceeds were used to fund the purchase of AFS securities and, along with other available funds, the purchase of certificates of deposit from other banks, which contributed to the increase in average other interest-earning assets.

Interest Expense

Interest expense decreased by $217,000, or 10.2%, to $1.9 million for the three months ended September 30, 2017, compared to $2.1 million for the three months ended September 30, 2016.  The decrease was primarily due to a decrease in the average rate paid on transaction accounts from 0.23% for the third quarter of 2016 to 0.12% for the third quarter of 2017, due to a change in the mix from higher costing time deposits to lower costing transaction accounts. Additionally, average interest-bearing liabilities decreased by $19.0 million to $615.3 million for the three months ended September 30, 2017 compared to $634.3 million for the same period of 2016.

Nine months ended September 30

Net interest income increased by $1.4 million, or 8.7%, to $17.9 million for the nine months ended September 30, 2017, compared to $16.5 million for the nine months ended September 30, 2016. Our net interest margin increased from 3.07% for the nine months ended September 30, 2016 to 3.25% for the nine months ended September 30, 2017.  Our net interest spread increased from 2.94% for the nine months ended September 30, 2016 to 3.04% for the nine months ended September 30, 2017.

Interest Income

Interest income increased by $704,000, or 3.1%, to $23.7 million for the nine months ended September 30, 2017, compared to $23.0 million for the comparable period of 2016.  Average interest-earning assets increased from $718.0 million for the nine months ended September 30, 2016 to $738.4 million for the nine months ended September 30, 2017.  Average loans outstanding increased by $6.7 million due to increased originations. The average yield on loans increased from 4.74% for the nine months ended September 30, 2016 to 4.81% for the nine months ended September 30, 2017.  Average HTM securities decreased by $9.5 million due to security maturities and repayments from mortgage-backed securities.  As mentioned above, the purchase of AFS securities and certificates of deposit from other banks contributed to the increase in average other interest-earning assets.

Interest Expense

Interest expense decreased by $727,000, or 11.2%, to $5.8 million for the nine months ended September 30, 2017, compared to $6.5 million for the comparable period of 2016.  The decrease was primarily due to the decreased average rate of our borrowings.  Average borrowings decreased $18.0 million and the average rate paid on borrowings decreased from 3.47% for the nine months ended September 30, 2016 to 3.26% for the nine months ended September 30, 2017. Additionally, average interest-bearing liabilities decreased by $30.7 million to $614.7 million for the nine months ended September 30, 2017 compared to $645.4 million for the same period of 2016.

The following table sets forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and average rates paid on average interest-bearing liabilities.  Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended September 30,
	2017			2016
	Average Balance (1)	Interest (2)	Yield/ Rate (4)	Average Balance (1)	Interest (2)	Yield/ Rate (4)
ASSETS	(dollars in thousands)
Loans	$621,177	$7,702	4.92%	$609,096	$7,346	4.80%
Loans held for sale (“LHFS”)	3,117	40	5.09%	10,384	133	5.10%
AFS securities	5,853	26	1.76%	-	-	-
HTM securities	62,249	304	1.94%	73,872	280	1.51%
Other interest-earning assets (3)	46,825	106	0.90%	14,134	16	0.45%
Restricted stock investments, at cost	4,676	61	5.18%	5,885	67	4.53%
Total interest-earning assets	743,897	8,239	4.39%	713,371	7,842	4.37%
Allowance	(8,383)			(8,808)
Cash and other noninterest-earning assets	56,589			71,805
Total assets	$792,103	8,239		$776,368	7,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking and savings	$287,299	89	0.12%	$271,003	154	0.23%
Certificates of deposit	214,282	922	1.71%	221,778	865	1.55%
Total interest-bearing deposits	501,581	1,011	0.80%	492,781	1,019	0.82%
Borrowings	113,719	897	3.13%	141,537	1,106	3.11%
Total interest-bearing liabilities	615,300	1,908	1.23%	634,318	2,125	1.33%
Noninterest-bearing deposits	86,437			39,685
Other noninterest-bearing liabilities	2,665			4,530
Stockholders’ equity	87,701			97,835
Total liabilities and stockholders’ equity	$792,103	1,908		$776,368	2,125
Net interest income/net interest spread		$6,331	3.16%		$5,717	3.04%
Net interest margin			3.38%			3.19%

(1)	Nonaccrual loans are included in average loans.
(2)	There are no tax equivalency adjustments.
(3)	Other interest-earning assets include interest-earning deposits and federal funds sold
(4)	Annualized

	Nine Months Ended September 30,
	2017			2016
	Average Balance (1)	Interest (2)	Yield/ Rate (4)	Average Balance (1)	Interest (2)	Yield/ Rate (4)
ASSETS	(dollars in thousands)
Loans	$613,833	$22,105	4.81%	$607,113	$21,561	4.74%
LHFS	3,690	162	5.87%	7,570	286	5.05%
AFS securities	4,984	71	1.90%	-	-	-
HTM securities	61,705	856	1.85%	71,253	890	1.67%
Other interest-earning assets (3)	49,353	317	0.86%	26,479	50	0.25%
Restricted stock investments, at cost	4,791	181	5.05%	5,573	201	4.82%
Total interest-earning assets	738,356	23,692	4.29%	717,988	22,988	4.28%
Allowance	(8,687)			(8,857)
Cash and other noninterest-earning assets	61,758			69,151
Total assets	$791,427	23,692		$778,282	22,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking and savings	$282,649	618	0.29%	$290,518	481	0.22%
Certificates of deposit	215,499	2,306	1.43%	220,337	2,521	1.53%
Total interest-bearing deposits	498,148	2,924	0.78%	510,855	3,002	0.78%
Borrowings	116,539	2,844	3.26%	134,546	3,493	3.47%
Total interest-bearing liabilities	614,687	5,768	1.25%	645,401	6,495	1.34%
Noninterest-bearing deposits	85,928			36,725
Other noninterest-bearing liabilities	2,624			4,559
Stockholders’ equity	88,188			91,597
Total liabilities and stockholders’ equity	$791,427	5,768		$778,282	6,495
Net interest income/net interest spread		$17,924	3.04%		$16,493	2.94%
Net interest margin			3.25%			3.07%

(1)	Nonaccrual loans are included in average loans.
(2)	There are no tax equivalency adjustments.
(3)	Other interest-earning assets include interest-earning deposits and federal funds sold
(4)	Annualized

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

	Three Months Ended September 30, 2017 vs. 2016			Nine Months Ended September 30, 2017 vs. 2016
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
Interest earned on:	(dollars in thousands)
Loans	$169	$187	$356	$312	$232	$544
LHFS	-	(93)	(93)	65	(189)	(124)
AFS securities	-	26	26	-	71	71
HTM Securities	240	(216)	24	109	(143)	(34)
Other interest-earning assets	28	62	90	196	71	267
Restricted stock investments, at cost	39	(45)	(6)	14	(34)	(20)
Total interest income	476	(79)	397	696	8	704

Interest paid on:
Interest-bearing deposits:
Checking and savings	(123)	58	(65)	158	(21)	137
Certificates of deposit	217	(160)	57	(160)	(55)	(215)
Total interest-bearing deposits	94	(102)	(8)	(2)	(76)	(78)
Borrowings	53	(262)	(209)	(199)	(450)	(649)
Total interest expense	147	(364)	(217)	(201)	(526)	(727)
Net interest income	$329	$285	$614	$897	$534	$1,431

Provision for Loan Losses

Our loan portfolio is subject to varying degrees of credit risk and an Allowance is maintained to absorb losses inherent in our loan portfolio.  Credit risk includes, but is not limited to, the potential for borrower default and the failure of collateral to be worth what we determined it was worth at the time of the granting of the loan.  We monitor loan delinquencies at least monthly.  All loans that are delinquent and all loans within the various categories of our portfolio as a group are evaluated.  Management, with the advice and recommendation of the Company’s Board of Directors, estimates an Allowance to be set aside for loan losses.  Included in determining the calculation are such factors as historical losses for each loan portfolio, current market value of the loan’s underlying collateral, inherent risk contained within the portfolio after considering the state of the general economy, economic trends, consideration of particular risks inherent in different kinds of lending and consideration of known information that may affect loan collectability.  As a result of our Allowance analysis, during the nine months ended September 30, 2017, we determined that a provision reversal of  $650,000 was appropriate.

See additional information about the provision for loan losses under “Credit Risk Management and the Allowance” later in this Item.

Noninterest Income

Three months ended September 30

Total noninterest income decreased by $497,000, or 26.2%, to $1.4 million for the three months ended September 30, 2017, compared to $1.9 million for the three months ended September 30, 2016, primarily due to decreased mortgage-banking revenue. Mortgage-banking revenue decreased $708,000, or 67.9%, due to a decreased volume of loans originated through our Internet mortgage platform (“E-Home Finance”) in the third quarter of 2017 compared to the third quarter of 2016. In 2017, the decision was made to move away from the E-Home Finance purchased lead model and instead focus on internally generated leads.  We have experienced a temporary reduction in volume during this transition. Deposit service charges increased $158,000 due primarily to onboarding fees received on a new deposit product during the three months ended September 30, 2017.  Other noninterest income includes $48,000 in revenue generated by the Title Company after the acquisition on September 1, 2017.

Nine months ended September 30

Total noninterest income decreased by $1.8 million, or 32.6%, to $3.8 million for the nine months ended September 30, 2017, compared to $5.6 million for the comparable period in 2016, primarily due to decreased real estate commissions and mortgage-banking revenue. Real estate commissions by Hyatt Commercial decreased by $287,000, or 23.0%, to $959,000 for the nine months ended September 30, 2017, compared to $1.2 million for the same period of 2016.  The decrease was due to a decreased volume of commercial sales in the nine months ended September 30, 2017 compared to the same period in 2016.  Mortgage-banking revenue decreased $1.5 million, or 57.3%, to $1.2 million for the nine months ended September 30, 2017, compared to $2.7 million for the comparable period of 2016.  This decrease in activity was the result of a decrease in the volume of loans originated through E-Home Finance in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to the transition from the E-Home Finance purchased lead model to internally generated leads. Deposit service charges increased $160,000 due primarily to onboarding fees received on a new deposit product during the nine months ended September 30, 2017.  Other noninterest income includes $48,000 in revenue generated by the Title Company after the acquisition on September 1, 2017.

Noninterest Expense

Three months ended September 30

Total noninterest expenses decreased $609,000, or 9.9%, to $5.5 million for the three months ended September 30, 2017, compared to $6.1 million for the three months ended September 30, 2016, primarily due to decreases in compensation and related expenses, Federal Deposit Insurance Corporation (“FDIC”) assessments, mortgage leads purchased, and professional fees. Compensation and related expenses decreased by $640,000, or 16.3%, to $3.3 million for the three months ended September 30, 2017, compared to $3.9 million for the three months ended September 30, 2016. This decrease was primarily due to staff reductions. Our FDIC insurance premiums decreased during the third quarter of 2017 as a result of the termination of the formal agreements with the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Board (“FRB”) in 2016.  Professional fees decreased by $65,000, or 34.4%, to $124,000 for the three months ended September 30, 2017, compared to $189,000 for the three months ended September 30, 2016, primarily due to decreased fees incurred for consulting. Mortgage leads purchased decreased $157,000 due to the transition away from the E-Home Finance purchased lead model. Partially offsetting the decreases in noninterest expense, on-line charges increased $120,000, credit reports and appraisal fees increased $55,000, and we recorded increased write-downs and incurred increased costs on real estate acquired through foreclosure during the three months ended September 30, 2017 compared to the same period in 2016.

Nine months ended September 30

Total noninterest expenses decreased $1.3 million, or 7.0%, to $17.0 million for the nine months ended September 30, 2017, compared to $18.3 million for the nine months ended September 30, 2016, with decreases in the majority of expense categories.  Compensation and related expenses decreased by $499,000, or 4.4%, to $10.7 million for the nine months ended September 30, 2017, compared to $11.2 million for the nine months ended September 30, 2016 due to staff reductions. During the nine months ended September 30, 2017, we reversed an over accrual of FDIC assessment expense due to a lower 2017 rate assessment that arose from the termination of the OCC and FRB agreements in 2016. Professional fees decreased by $151,000, or 28.6%, to $377,000 for the nine months ended September 30, 2017, compared to $528,000 for the same period of 2016, primarily due to a decrease in fees incurred for consulting. Mortgage leads purchased decreased $325,000 due to the transition away from the E-Home Finance purchased lead model.

Income Tax Provision

We recorded $950,000 and $2.2 million in income tax provisions during the three and nine months ended September 30, 2017, respectively, compared to a tax provision of $378,000 for the three months ended September 30, 2016 and a $10.8 million income tax benefit for the nine months ended September 30, 2016.  We fully released our net deferred tax asset valuation allowance in the first half of 2016.

Financial Condition

Total assets increased $13.8 million to $801.3 million at September 30, 2017, compared to $787.5 million at December 31, 2016.  LHFS decreased $5.4 million, or 52.7%, to $4.9 million at September 30, 2017, compared to $10.3 million at December 31, 2016.  This decrease was due to a lower volume of loan originations, and to a lesser extent, the timing of loans pending sale.  Loans increased $40.7 million, or 6.7%, to $651.0 million at September 30, 2017 from $610.3 million at December 31, 2016 due to increased residential mortgage and commercial real estate originations during 2017.  Total deposits increased $21.5 million, or 3.8%, to $593.5 million at September 30, 2017 compared to $571.9 million at December 31, 2016.  Total borrowings decreased by $10.1 million, or 9.7%, to $93.5 million at September 30, 2017 compared to $103.5 million at December 31, 2016.  The borrowings held at December 31, 2016 began to mature in February of 2017.  To facilitate the funding of the loan growth and the repayment of FHLB advances, cash and cash equivalents decreased by $25.5 million, or 38.0%, to $41.6 million at September 30, 2017, compared to $67.1 million at December 31, 2016.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios.  We held $3.1 million in securities classified as AFS as of September 30, 2017.  We held $58.8 million and $62.8 million, respectively, in securities classified as HTM as of September 30, 2017 and December 31, 2016.

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries impact the securities market. Quarterly, we review each security in our portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as OTTI.  For the three and nine months ended September 30, 2017, we determined that no OTTI charges were required.

All of the AFS and HTM securities that are impaired as of September 30, 2017 are so due to declines in fair values resulting from changes in interest rates or decreased credit/liquidity spreads compared to the time they were purchased.  We have the intent to hold these securities to maturity (including those designated as AFS) and it is more likely than not that we will not be required to sell the securities before recovery of value. As such, management considers the impairments to be temporary.

Our AFS securities portfolio consists of United States of America (“U.S.”) government agency notes in the amount of $3.1 million at September 30, 2017, all of which were purchased in 2017.

Our HTM securities portfolio composition is as follows:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
U.S. Treasury securities	$7,996	$12,998
U.S. government agency notes	19,008	20,027
Mortgage-backed securities	31,760	29,732
	$58,764	$62,757

LHFS

We originate residential mortgage loans for sale on the secondary market.  At September 30, 2017, such LHFS, which are carried at fair value, amounted to $4.9 million, the majority of which are subject to purchase commitments from investors. The LHFS balance at December 31, 2016 was $10.3 million and was recorded at lower-of-cost or market value (“LCM”).  LHFS decreased by $5.4 million, or 52.7%, compared to December 31, 2016.  This decrease was primarily due to a lower origination volume and the timing of loans pending sale on the secondary market.

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total interest-earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio:

	September 30, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)
Residential Mortgage	$289,169	44.4%	$257,659	42.2%
Commercial	37,485	5.8%	46,468	7.6%
Commercial real estate	223,167	34.3%	195,710	32.1%
Construction, land acquisition, and development (“ADC”)	84,164	12.9%	90,102	14.8%
Home equity/2nds	15,861	2.4%	19,129	3.1%
Consumer	1,118	0.2%	1,210	0.2%
	$650,964	100.0%	$610,278	100.0%

Loans increased by $40.7 million, or 6.7%, to $651.0 million at September 30, 2017, compared to $610.3 million at December 31, 2016.  This increase was due to increased demand and originations of residential mortgages and commercial real estate loans.

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

The following table summarizes the activity in our Allowance by portfolio segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Allowance, beginning of period	$7,718	$8,804	$8,969	$8,758
Charge-offs:
Residential mortgage	-	-	(707)	(151)
Commercial	-	-	-	(17)
Commercial real estate	-	-	-	(178)
ADC	-	(72)	-	(72)
Home equity/2nds	-	-	(98)	(28)
Consumer	-	-	-	-
Total charge-offs	-	(72)	(805)	(446)
Recoveries:
Residential mortgage	156	137	295	322
Commercial	-	10	-	43
Commercial real estate	40	4	100	4
ADC	-	-	-	100
Home equity/2nds	22	2	27	4
Consumer	-	50	-	50
Total recoveries	218	203	422	523
Net recoveries (charge offs)	218	131	(383)	77
Provision for (reversal of) loan losses	-	50	(650)	150
Allowance, end of period	$7,936	$8,985	$7,936	$8,985
Loans:
Period-end balance	$650,964	$612,458	$650,964	$612,458
Average balance during period	621,177	609,096	613,833	607,113
Allowance as a percentage of period-end loan balance	1.22%	1.47%	1.22%	1.47%
Percent of average loans (annualized):
Provision for (reversal of) loan losses	-	0.03%	(0.14)%	0.03%
Net recoveries (charge offs)	0.14%	0.09%	(0.08)%	0.02%

The following table summarizes our allocation of the Allowance by loan segment:

	September 30, 2017			December 31, 2016
	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
	(dollars in thousands)
Residential mortgage	$3,422	43.1%	44.4%	$3,833	42.7%	42.2%
Commercial	442	5.6%	5.8%	478	5.3%	7.6%
Commercial real estate	2,567	32.3%	34.3%	2,535	28.3%	32.1%
ADC	1,142	14.4%	12.9%	1,390	15.5%	14.8%
Home equity/2nds	361	4.6%	2.4%	728	8.1%	3.1%
Consumer	2	-	0.2%	5	0.1%	0.2%
Total	$7,936	100.0%	100.0%	$8,969	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the Allowance as a best estimate of inherent losses within the portfolio. The Allowance totaled $7.9 million at September 30, 2017 and $9.0 million at December 31, 2016.  Any changes in the Allowance from period to period reflect management’s ongoing application of its methodologies to establish the Allowance, which, for the nine months ended September 30, 2017, resulted in decreased allocated Allowances for most loan segments.  The allocated Allowance for commercial real estate increased over the December 31, 2016 level. The changes in the Allowances for the respective loan segments were a function of the changes in the corresponding loan balances and asset quality.

As a result of our Allowance analysis, and overall improved asset quality, we released $650,000 from the Allowance during the nine months ended September 30, 2017.  We did not record a provision, nor did we release any Allowance during the three months ended September 30, 2017.  We recorded $50,000 and $150,000, respectively, in provision for losses for the three and nine months ended September 30, 2016.  We recorded net recoveries of $218,000 and net charge-offs $383,000, respectively, during the three and nine months ended September 30, 2017 compared to net recoveries of $131,000 and $77,000, respectively, during the three months and nine months ended September 30, 2016.  During the nine months ended September 30, 2017, annualized net (charge-offs) recoveries as compared to average loans outstanding amounted to (0.08)%, compared to 0.02% during the first nine months of 2016.  The Allowance as a percentage of outstanding loans decreased from 1.47% as of December 31, 2016 to 1.22% as of September 30, 2017, reflecting the improvement in our overall asset quality.

Although management uses available information to establish the appropriate level of the Allowance, future additions or reductions to the Allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions, and other factors. As a result, our Allowance may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our Allowance and related methodology. Such agencies may require us to recognize adjustments to the Allowance based on their judgments about information available to them at the time of their examination.  Management believes the Allowance is adequate as of September 30, 2017 and is sufficient to address the credit losses inherent in the current loan portfolio.

Nonperforming Assets (“NPAs”)

Given the volatility of the real estate market, it is very important for us to have current appraisals on our NPAs. Generally, we obtain appraisals on NPAs annually.  In addition, as part of our asset monitoring activities, we maintain a Loss Mitigation Committee that meets monthly. During these Loss Mitigation Committee meetings, all NPAs and loan delinquencies are reviewed. We also produce an NPA report which is distributed monthly to senior management and is also discussed and reviewed at the Loss Mitigation Committee meetings. This report contains all relevant data on the NPAs, including the latest appraised value and valuation date.  Accordingly, these reports identify which assets will require an updated appraisal. As a result, we have not experienced any internal delays in identifying which loans/credits require appraisals. With respect to the ordering process of the appraisals, we have not experienced any delays in turnaround time nor has this been an issue over the past three years. Furthermore, we have not had any delays in turnaround time or variances thereof in our specific loan operating markets.

NPAs, expressed as a percentage of total assets, totaled 0.93% at September 30, 2017 and 1.37% at December 31, 2016.  The ratio of the Allowance to nonperforming loans was 124.4% at September 30, 2017 and 91.0% at December 31, 2016.  The increase in this ratio from December 31, 2016 to September 30, 2017 was a reflection of the decrease in nonperforming loans, as well as an increase in total assets.

The distribution of our NPAs is illustrated in the following table.  We did not have any loans greater than 90 days past due and still accruing at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
Nonaccrual Loans:	(dollars in thousands)
Residential mortgage	$4,531	$3,580
Commercial	84	151
Commercial real estate	160	2,938
ADC	318	269
Home equity/2nds	1,284	2,914
Consumer	-	-
	6,377	9,852

Real Estate Acquired Through Foreclosure:
Residential mortgage	287	393
Commercial	-	-
Commercial real estate	601	341
ADC	216	239
Home equity/2nds	-	-
Consumer	-	-
	1,104	973
Total Nonperforming Assets	$7,481	$10,825

Nonaccrual loans amounted to $6.4 million, or 1.0% of total loans, at September 30, 2017 and $9.9 million, or 1.6% of total loans, at December 31, 2016.  We added six loans in the amount of $2.6 million to nonaccrual status during 2017.  Of the balance of nonaccrual loans at December 31, 2016, $2.6 million were returned to accrual status, $422,000 were charged off, $515,000 were transferred to real estate acquired through foreclosure, and $1.7 million were paid off.

Real estate acquired through foreclosure increased $131,000 compared to December 31, 2016. The increase in commercial real estate was primarily from one foreclosure in the amount of $515,000.

The activity in our real estate acquired through foreclosure was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Balance at beginning of period	$1,015	$1,112	$973	$1,744
Real estate acquired in satisfaction of loans	188	293	703	1,370
Write-downs and losses	(99)	(62)	(139)	(149)
Proceeds from sales	-	-	(433)	(1,622)
Balance at end of period	$1,104	$1,343	$1,104	$1,343

TDRs

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR.

The composition of our TDRs is illustrated in the following table:

	September 30, 2017	December 31, 2016
Residential mortgage:	(dollars in thousands)
Nonaccrual	$2,285	$2,137
<90 days past due/current	13,086	15,886
Commercial real estate:
Nonaccrual	84	249
<90 days past due/current	1,875	1,914
ADC:
Nonaccrual	6	6
<90 days past due/current	138	170
Home equity/2nds:
Nonaccrual	-	-
<90 days past due/current	230	-
Consumer
Nonaccrual	-	-
<90 days past due/current	87	96
Totals
Nonaccrual	2,375	2,392
<90 days past due/current	15,416	18,066
	$17,791	$20,458

See additional information on TDRs in Note 3 to the Consolidated Financial Statements.

Deposits

Deposits were $593.5 million at September 30, 2017 and $571.9 million at December 31, 2016.  During the nine months ended September 30, 2017, we obtained significant new noninterest-bearing deposits and interest-bearing checking accounts through a campaign designed to attract deposits in certain local emerging markets. The decrease in certificates of deposit (“CDs”) was due to the payoff of regularly maturing CDs.

The deposit breakdown is as follows:

	September 30, 2017		December 31, 2016
	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Checking and savings	$261,581	44.1%	$239,985	41.9%
Certificates of deposit	260,396	43.9%	273,816	47.9%
Total interest-bearing deposits	521,977	88.0%	513,801	89.8%
Noninterest-bearing deposits	71,515	12.0%	58,145	10.2%
Total deposits	$593,492	100.0%	$571,946	100.0%

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

At September 30, 2017, our total credit line with the FHLB was $231.7 million. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.  Our outstanding FHLB advance balance at September 30, 2017 and December 31, 2016 was $90.0 million and $100.0 million, respectively.

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

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB as of September 30, 2017:

Principal Amount (in thousands)	Rate	Maturity
$24,950	1.21% to 4.05%	2017
15,000	2.58% to 3.43%	2018
35,000	1.55% to 4.00%	2019
15,000	1.75%	2020
$89,950

Subordinated Debentures

As of both September 30, 2017 and December 31, 2016, the Company had outstanding $20.6 million in principal amount of Junior Subordinated Debt Securities, due in 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR plus 200 basis points, and mature on January 7, 2035.  Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by the Company on January 7, 2010.

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

Under the terms of the 2035 Debenture, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing.  As of December 31, 2015, we had deferred the payment of fifteen quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1,863,000.  During the third quarter of 2016, we paid all of the deferred interest and as of September 30, 2017, we were current on all interest due on the 2035 Debenture.

Capital Resources

Total stockholders’ equity increased $4.1 million to $92.0 million at September 30, 2017 compared to $87.9 million as of December 31, 2016.  The increase was principally the result of 2017 net income and stock issuance related to the purchase of the Title Company.

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

Series B Preferred Stock

On November 21, 2008, we entered into an agreement with the United States Department of the Treasury (“Treasury”), pursuant to which we issued and sold (i) shares of our Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 556,976 shares of the Company’s common stock, par value $0.01 per share.  As of December 31, 2016, the Company had redeemed all outstanding shares of the Preferred Stock. At September 30, 2017 the Treasury continues to hold the Warrant.

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

Capital Adequacy

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2017 and December 31, 2016, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.”  See details of our capital ratios in Note 4 of the Consolidated Financial Statements.

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

In addition to our ability to generate deposits, we have external sources of funds, which may be drawn upon when desired.  The primary source of external liquidity is an available line of credit with the FHLB.  The Bank’s total credit availability under the FHLB’s credit availability program was $231.7 million at September 30, 2017, of which $90.0 million was outstanding.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $101.4 million at September 30, 2017. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. As of September 30, 2017, we had $72.0 million in unadvanced construction commitments, which we expect to fund from the sources of liquidity described above.  These amounts do not include undisbursed lines of credit, home equity lines of credit, and standby letters of credit, in the aggregate amount of $29.2 million at September 30, 2017, which we anticipate we will be able to fund, if required, from these liquidity sources in the regular course of business.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity.  As of September 30, 2017, we had no material commitments for capital expenditures.

Our ability to acquire deposits or borrow could be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.  At September 30, 2017, management considered the Company’s liquidity level to be sufficient for the purposes of meeting our cash flow requirements.  We are not aware of any undisclosed known trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in our liquidity.

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

Information pertaining to the carrying amounts of our derivative financial instruments follows:

	September 30, 2017		December 31, 2016
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(dollars in thousands)
Asset - IRLCs	$2,329	$42	$9,725	$162
Asset - Mandatory forward contracts	4,731	7	10,302	153
Asset - Best effort forward contracts	2,329	6	-	-

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

The matching of maturity or repricing of interest-earning assets and interest-bearing liabilities may be analyzed by examining the extent to which these assets and liabilities are interest rate sensitive and by monitoring the Bank’s interest rate sensitivity gap.  An interest-earning asset or interest-bearing liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. The difference between rate sensitive assets and rate sensitive liabilities represents the Bank’s interest sensitivity gap. At September 30, 2017, we had a one-year cumulative negative gap of approximately $159.2 million.

Exposure to interest rate risk is actively monitored by management.  The objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. We use the PROFITstar® model to monitor our exposure to interest rate risk, which calculates changes in the economic value of equity (“EVE”).

The following table represents our EVE as of September 30, 2017:

Change in Rates		Amount	$ Change	% Change
		(dollars in thousands)
+400	bp	$160,130	$(16,836)	-9.51%
+300	bp	166,030	(10,936)	-6.18%
+200	bp	170,894	(6,072)	-3.43%
+100	bp	174,580	(2,386)	-1.35%
0	bp	176,966
-100	bp	176,569	(397)	-0.22%
-200	bp	169,398	(7,568)	-4.28%

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, we are party to litigation arising from the banking, financial, and other activities we conduct.  Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from these matters will have a material effect on the Company’s financial condition, operating results, or liquidity as of September 30, 2017.

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

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of September 30, 2017 and for the three and nine months ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Accumulated Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

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

101
The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10-Q as of September 30, 2017 and for the three and nine months ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Accumulated Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

November 14, 2017	/s/ Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2017	/s/ Paul B. Susie
Paul B. Susie,
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)