Form 10-K
period 2017-12-31
SEVERN BANCORP INC
filed 2018-03-29
CIK 868271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                           to                                              .

Commission File Number 0-49731

SEVERN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1726127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Westgate Circle, Suite 200 Annapolis, Maryland	21401
(Address of principal executive offices)	(Zip Code)

410-260-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).  Yes☐ No ☑

The aggregate market value of the 8,166,556 shares of common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2017 of $7.25 per share was $59,207,531.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 28, 2018, there were issued and outstanding 12,247,626 shares of the registrant’s common stock.

Documents incorporated by reference:

Portions of the registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders to be held on April 26, 2018 are incorporated by reference into Part III of this Form 10-K

i

Caution Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, as well as other periodic reports filed with the Securities and Exchange Commission (“SEC”), and written or oral communications made from time to time by or on behalf of Severn Bancorp and its subsidiaries (the “Company”), may contain statements relating to future events or future results of the Company that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,”  “plan,” “estimate,” “intend,” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.”  Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth, and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.

Forward-looking statements reflect our expectation or prediction of future conditions, events, or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements.  These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of this Annual Report on Form 10-K and the following:

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

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;
•	our investment securities portfolio is subject to credit risk, market risk, and liquidity risk as well as changes in the estimates we use to value certain of the securities in our portfolio;
•	the effect of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance, and other aspects of the financial services industry;
•	competitive factors among financial services companies, including product and pricing pressures, and our ability to attract, develop, and retain qualified banking professionals;
•	the effect of fiscal and governmental policies of the United States (“U.S.”) federal government;
•	the effect of any mergers, acquisitions, or other transactions to which we or our subsidiary may from time to time be a party;
•	costs and potential disruption or interruption of operations due to cyber-security incidents;
•	the effect of any change in federal government enforcement of federal laws affecting the medical-use cannabis industry;
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

ii

PART I

ITEM 1	BUSINESS

General

Severn Bancorp and Subsidiaries (the “Company,” “we,” “our,” or “us”) is a savings and loan holding company incorporated in the state of Maryland in 1990.  The Company conducts business primarily through four subsidiaries, Severn Savings Bank, FSB (the “Bank”), Mid-Maryland Title Company, Inc. (“Mid-Md”), SBI Mortgage Company (“SBI”), and the Bank’s principal subsidiary Louis Hyatt, Inc. (“Hyatt Commercial”), which conducts business as Hyatt Commercial.  SBI is the parent company of Crownsville Development Corporation (“Crownsville”), which does business as Annapolis Equity Group.

Hyatt Commercial is a real estate brokerage company specializing in commercial real estate sales, leasing, and property management.

SBI engages in the origination of mortgages that do not meet the underwriting criteria of the Bank.  It owns subsidiary companies that purchase real estate for investment purposes.  As of December 31, 2017, SBI had $1.4 million in outstanding mortgage loans and it had $573,000 invested in subsidiaries, which funds were held in cash, pending potential acquisition of investment real estate.

Crownsville, as Annapolis Equity Group, is engaged in the business of acquiring real estate for investment and syndication purposes.

HS West, LLC (“HS”) is a subsidiary of the Bank which constructed a building in Annapolis, Maryland that serves as the Company’s and the Bank’s administrative headquarters. A branch office of the Bank is also located in the building.  In addition, HS leases space to four unrelated companies and to a law firm of which the President of the Company and the Bank is a partner.

Mid-Md engages in title work related to real estate transactions.

Severn Financial Services Corporation is a subsidiary of the Bank that is part of a joint venture with a local insurance agency to provide various insurance products to customers of the Bank.

The Bank has five branches in Anne Arundel County, Maryland, which offer a full range of deposit products and originate mortgages in the Bank’s primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware, and Virginia.

We previously operated under a Supervisory Agreement dated November 23, 2009, (the “Supervisory Agreement”) with the now defunct Office of Thrift Supervision (“OTS”). Upon the abolishment of the OTS on July 21, 2011, the Federal Reserve Board (“FRB”) assumed the regulation of the Company. We satisfied all of the conditions of the Supervisory Agreement and on January 21, 2016 we were notified by the FRB that the Supervisory Agreement was terminated.

As of December 31, 2017, we had consolidated total assets of $804.8 million, total loans of $668.2 million, total deposits of $602.2 million, and total stockholders’ equity of $91.1 million. Net income for the year ended December 31, 2017 was $2.8 million.  At December 31, 2017, we had approximately 141 full-time equivalent employees.

Our internet address is www.severnbank.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K and amendments to these reports are available, free of charge, in the investor relations section of our Internet site at www.severnbank.com as soon as reasonably practicable after we have filed them with the Securities and Exchange Commission (“SEC”). The information on the website listed above is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document.

Acquisition

On September 1, 2017, we acquired Mid-Md by issuing common stock in a business combination. We issued 108,084 shares in the transaction valued at $775,000.  We recorded $765,000 in goodwill in the transaction.  The acquisition continues our growth strategy and focus on being a full-service provider of financial services and complements the mortgage services, commercial banking services, and commercial real estate services we provide. The acquisition of the Title Company has not had a material effect on our financial condition or results of operations.

Business of the Bank

The Bank was organized in 1946 in Baltimore, Maryland as Pompeii Permanent Building and Loan Association.  It relocated to Annapolis, Maryland in 1980 and its name was changed to Severn Savings Association.  Subsequently, the Bank obtained a federal charter and changed its name to Severn Savings Bank, FSB.  The Bank operates five full-service branch offices and one administrative office.  The Bank operates as a federally chartered savings bank whose principal business is attracting deposits from the general public and investing those funds in mortgage and commercial loans. The Bank also uses advances, or loans, from the Federal Home Loan Bank of Atlanta, (“FHLB”) to fund its lending activities.  The Bank provides a wide range of personal and commercial banking services. Personal services include mortgage lending and various other lending services as well as checking, savings, money market, time deposit, and individual retirement accounts. Commercial services include commercial secured and unsecured lending services as well as business Internet banking, corporate cash management services, and deposit services.  The Bank also provides safe deposit boxes, ATMs, debit cards, credit cards, personal Internet banking including on-line bill pay, and telephone banking, among other products and services.

Revenues are derived principally from interest earned on mortgage, commercial, and other loans, and fees charged in connection with the loans and banking services.  The Bank’s primary sources of funds are deposits, advances from the FHLB, proceeds from loans sold on the secondary market, and repayments and principal prepayment of loans.  The principal executive offices of the Bank are maintained at 200 Westgate Circle, Suite 200, Annapolis Maryland, 21401 and the telephone number is 410-260-2000.

Medical-Use Cannabis Related Business

In 2017, we began providing banking services to customers that are licensed by the state of Maryland to do business in the medical-use cannabis industry as growers, processors, and dispensaries.  Medical-use cannabis businesses are legal in the state of Maryland.  We maintain stringent written policies and procedures related to the on-boarding of such businesses and to the monitoring and maintenance of such business accounts.

We do a deep upfront due diligence review of a medical-use cannabis business before the business is on-boarded, including a site visit and confirmation that the business is properly licensed by the state of Maryland.  Throughout the relationship, we continue monitoring the business, including site visits, to ensure that the medical-use cannabis business continues to meet our stringent requirements, including maintenance of required licenses.  We perform periodic financial reviews of the business and monitor the business in accordance with Bank Secrecy Act (“BSA”) and State Commission requirements.

Following is a summary of the level of business activities with our medical-use cannabis customers:

•	Deposit and loan balances at December 31, 2017 were approximately $19.2 million, 3.2% of total deposits, and $11.9 million, 1.8% of total loans, respectively.
•	Interest and noninterest income for the year ended December 31, 2017 were approximately $280,000 and $230,000, respectively.
•	Volume of deposits accepted in the accounts of medical-use cannabis customers for the year ended December 31, 2017 was approximately $45.1 million.

Our Business Strategy

We are currently focused on growing assets and earnings by capitalizing on the network of Bank branches, mortgage offices, and ATMs that we have established.

To continue asset growth and profitability, our marketing strategy is targeted to:

• capitalize on our personal relationship approach that we believe differentiates us from our larger competitors;
• provide our customers with access to local executives who make key credit and other decisions;
• pursue commercial lending opportunities with small to mid-sized businesses that are underserved by our larger competitors;
• develop innovative financial products and services to generate additional sources of revenue;
• cross-sell our products and services to our existing customers to leverage relationships and enhance our profitability;
• expand our closely monitored medical-use cannabis customer base;
• adhere to rigorous credit standards to maintain good quality assets as we implement our growth strategy.

Our Lending Activities

We originate loans of all types, including residential mortgage, commercial, commercial mortgage, home equity, residential construction, commercial construction, land, and residential lot loans.

We originate residential mortgage loans that are to be held in our loan portfolio as well as loans that are intended for sale in the secondary market.  Loans sold in the secondary market are primarily sold to investors with which the Bank maintains a correspondent relationship.  These loans are made in conformity with standard underwriting criteria per the investors to assure maximum eligibility for possible resale in the secondary market and are approved either by the Bank’s underwriter or the correspondent’s underwriter.  Loans considered for our portfolio with borrowers that have lending relationships up to $250,000 are approved by any member of the Officers Loan Committee, which includes the Chief Executive Officer (“CEO”), the Chief Operating Officer, the Chief Financial Officer (“CFO”), the Chief Credit Officer and the Chief Lending Officer.  Loans considered for our portfolio with balances from $250,000 to $2.0 million are approved by a majority vote of the Officers Loan Committee.  Loans considered for our portfolio with borrowers that have lending relationships of $2.0 million or greater are approved by the Bank’s Directors Loan Committee.  Meetings of the Directors Loan Committee are open to attendance by any member of the Bank’s Board of Directors who wishes to attend.  The loan committee reports to and consults with the Board of Directors in interpreting and applying our lending policy.  Single loans greater than $3.0 million, or loans to one borrower aggregating more than $5.0 million, up to $17.1 million (the maximum amount of loans to one borrower as of December 31, 2017), must also have approval of the Board of Directors.

Loans that are sold into the secondary market are typically residential long-term loans (15 or more years), generally with fixed rates of interest.  Loans retained for our portfolio typically include construction loans, commercial loans, and loans that periodically reprice or mature prior to the end of an amortized term.  Generally, loans are sold with servicing released, however for loans sold to the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”), the servicing rights have been retained. As of December 31, 2017, the Bank was servicing $33.5 million in loans for FNMA and $16.0 million in loans for FHLMC.

Our lending activities are subject to written policies approved by our Board of Directors to ensure proper management of credit risk. We make loans that are subject to a well-defined credit process that includes credit evaluation of borrowers, risk-rating of credits, establishment of lending limits, and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. We conduct regular portfolio reviews to identify potential under-performing credits, estimate loss exposure, geographic and industry concentrations, and to ascertain compliance with our policies. For significant problem loans, we review and evaluate the financial strengths of our borrower and the guarantor, the related collateral and the effects of economic conditions.

We generally do not make loans to be held in our loan portfolio outside our market area unless the borrower has an established relationship with us and conducts its principal business operations within our market area. Consequently, we and our borrowers are affected by the economic conditions prevailing in our market area.

Loan Approval Process

Our loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan.  The authority of the Directors Loan Committee to approve loans is established by the Board of Directors and currently is commensurate with the limitation on loans to one borrower.  Our maximum amount of loans to one borrower is equal to 15% of the Bank’s unimpaired capital, or $17.1 million as of December 31, 2017.  Loans greater than this amount require participation by one or more additional lenders.  We also maintain an in-house loans-to-one-borrower limit of $10.0 million.  Any loan greater than $10.0 million requires Board of Directors approval.  Letters of credit are subject to the same limitations as direct loans. For real estate collateral, we utilize independent qualified appraisers approved by management to appraise the collateral securing the loan and require title insurance or title opinions so as to ensure that we have a valid lien on the collateral.  We require borrowers to maintain fire and casualty insurance on secured real estate.

The procedure for approval of construction loans is the same as above, except that the appraiser evaluates the building plans, construction specifications, and estimates of construction costs as well.  The Bank also evaluates the feasibility of the proposed construction project and the experience and track record of the developer.

Consumer loans are underwritten on the basis of the borrower’s credit history and an analysis of the borrower’s income and expenses, ability to repay the loan, and the value of the collateral, if any.

Residential Mortgage Loans

At December 31, 2017, our residential mortgage loan portfolio totaled $284.6 million, or 42.6% of our loan portfolio.  All of our residential mortgage loans are secured by one-to-four family residential properties and are primarily located in the Bank’s market area.

Commercial Loans

The Bank offers other business and commercial loans.  These are loans to businesses are typically lines of credit or other loans that are not secured by real estate, although equipment, securities, or other collateral may secure them.  At December 31, 2017, $37.4 million, or 5.6% of our loan portfolio consisted of commercial loans.

Commercial Real Estate Loans

At December 31, 2017, our commercial real estate loan portfolio totaled $236.3 million, or 35.4% of our loan portfolio.  All of our commercial real estate loans are secured by improved property such as office buildings, retail strip shopping centers, industrial condominium units, and other small businesses, most of which are located in the Bank’s primary lending area.

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

Construction, Land Acquisition, and Development Loans (“ADC”)

We originate loans to finance the construction of one-to-four family dwellings, and to a lesser extent, commercial real estate.  We also originate loans for the acquisition and development of unimproved property to be used for residential and/or commercial purposes, generally in cases where the Bank is to provide the construction funds to improve the properties.  As of December 31, 2017, we had ADC loans outstanding in the amount of $93.1 million, or 13.9% of our loan portfolio.

Construction loan amounts are based on the appraised value of the property.  Construction loans generally have terms of up to one year, with reasonable extensions as needed, and typically have interest rates that float monthly at margins ranging from the prime rate to 2 basis points above the prime rate.  In addition to builders’ projects, we finance the construction of single-family, owner-occupied houses where qualified contractors are involved and on the basis of strict written underwriting and construction loan guidelines.  Construction loans are structured either to be converted to permanent loans with the Bank upon the expiration of the construction phase or to be paid off by financing from another financial institution.

Construction loans afford the Bank the opportunity to increase the interest rate sensitivity of the loan portfolio and to receive yields higher than those obtainable on loans secured by existing residential properties.  These higher yields correspond to the higher risks associated with construction lending.   Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction that is of uncertain value prior to its completion.  Because of the uncertainties inherent in estimating construction costs as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to value accurately the total funds required to complete a project and the related loan-to-value ratio (“LTV”).  As a result, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the ultimate success of the project rather than the ability of the borrower or guarantor to repay principal and interest.  If we are forced to foreclose on a project prior to or at completion, due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of the loan as well as related foreclosure and holding costs.  In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.  We have attempted to address these risks through our underwriting procedures and our limited amount of construction lending on multi-family and commercial real estate properties.

It is our policy to obtain third-party physical inspections of each property secured by a construction or rehabilitation loan for the purpose of reporting upon the progress of the project.  These inspections, referred to as “construction draw inspections,” are to be performed at the time of a request for an advance of construction funds.

Home Equity and Other Consumer Loans

We offer various consumer loans including home equity loans, home equity lines of credit, and other personal loans.  At December 31, 2017, $16.8 million, or 2.5% of our loan portfolio consisted of consumer loans.

Competition

The Annapolis, Maryland area has a high density of financial institutions, many of which are significantly larger and have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees.  Competition for loans comes primarily from savings and loan associations, savings banks, mortgage-banking companies, insurance companies, commercial banks, and Internet-based financial institutions.  Many of our competitors have higher legal lending limits than we do.  Our most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks, and credit unions.  We face additional competition for deposits from short-term money market funds and other corporate and government securities funds.  We also face increased competition for deposits from other financial institutions such as brokerage firms, insurance companies, and mutual funds, as well as Internet-based financial institutions.  We are a community-oriented financial institution serving our market area with a wide selection of mortgage loans and other consumer and commercial financial products and services.  Management considers the Bank’s reputation for financial strength and customer service as its major competitive advantage in attracting and retaining customers in our market area.  We also believe we benefit from our community engagement activities.

Market Area

Our market area is primarily Anne Arundel County, Maryland and nearby areas, and our five branch locations are all located in Anne Arundel County.

We continue to expand our business relationship banking department by focusing on the needs of the business community in Anne Arundel County, Maryland.  We focus our lending activities primarily on first mortgage loans secured by real estate for the purpose of purchasing, refinancing, developing, and constructing one-to-four family residences and commercial properties in and near Anne Arundel County, Maryland.

Supervision and Regulation

The Company and its subsidiaries operate in an industry that is subject to laws and regulations that are enforced by a number of federal and state agencies. Changes in these laws and regulations, including interpretation and enforcement activities, could impact the cost of operating in the financial services industry, limit or expand permissible activities, or affect competition among banks and other financial institutions.

We are a registered financial holding company under the Bank Holding Company Act (“BHCA”) and are regulated, supervised, and examined by the FRB. Our subsidiary bank is a depository institution, the deposits of which are insured by the Federal Deposit Insurance Corporation (“FDIC”).

Regulation of the Company

General

We are a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act (“HOLA”). As such, we are registered with the FRB and are subject to regulations, examinations, supervision, and reporting requirements applicable to savings and loan holding companies. In addition, the FRB has enforcement authority over us and any nonsavings bank subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

As a unitary savings and loan holding company, we generally are not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender (“QTL”) test (see “Qualified Thrift Lender Test” under “Regulation of the Bank” below).  If the Bank failed to meet the QTL test, then we would become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the Bank qualifies as a QTL within one year thereafter, we would be required to register as, and would become subject to the restrictions applicable to, a bank holding company. Additionally, if we acquired control of another savings association, other than in a supervisory acquisition where the acquired association also met the QTL test, we would thereupon become a multiple savings and loan holding company and thereafter be subject to further restrictions on our activities.  We currently intend to continue to operate as a unitary savings and loan holding company.

Regulatory Capital Requirements

Under capital regulations adopted pursuant to the Dodd-Frank Act, savings and loan holding companies became subject to additional regulatory capital requirements.  However, in May 2015, amendments to the FRB’s small bank holding company policy statement (the “SBHC Policy”) became effective. The amendments made the SBHC Policy applicable to savings and loan holding companies such as us and increased the asset threshold to qualify to be subject to the provisions of the SBHC Policy from $500.0 million to $1.0 billion. Savings and loan holding companies that have total assets of $1.0 billion or less are subject to the SBHC Policy and are not required to comply with the additional regulatory capital requirements provided that such holding company (i) is not engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) does not conduct significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; and (iii) does not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. The FRB may in its discretion exclude any savings and loan holding company, regardless of asset size, from the SBHC Policy if such action is warranted for supervisory purposes.  The exemption continues until our total assets exceed $1.0 billion, we do not meet the other requirements discussed above, or the FRB deems it to be warranted for supervisory purposes.

Restrictions on Acquisitions

Except under limited circumstances, savings and loan holding companies, such as us, are prohibited from (i) acquiring, without approval of the FRB, control of a savings association or a savings and loan holding company or all or substantially all of the assets of any such association or holding company; (ii) acquiring, without prior approval of the FRB, more than 5% of the voting shares of a savings association or a holding company which is not a subsidiary thereof; or (iii) acquiring control of an uninsured institution, or retaining, for more than one year after the date of any savings association becomes uninsured, control of such association. In evaluating proposed acquisitions of savings institutions by holding companies, the FRB considers the financial and managerial resources and future prospects of the holding company and the target institution, the effect of the acquisition on the risk to the FDIC fund, the convenience and the needs of the community, and competitive factors.

No director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company, without written approval of the FRB. Certain individuals, including Alan J. Hyatt, Louis Hyatt, and Melvin Hyatt, and their respective spouses (“Applicants”), filed an Application for Notice of Change In Control (“Notice”) in April 2001 pursuant to 12 CFR Section 574.3(b).  The Notice permitted the Applicants to acquire up to 32.32% of the Company’s issued and outstanding shares of stock of the Company by April 16, 2002.  Our then regulator, the OTS, approved requests by the Applicants to extend the time to consummate such acquisition of shares to December 16, 2011. The Applicants currently own approximately 25.36% of the total outstanding shares of the Company as of December 31, 2017.

The FRB is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Federal Securities Law

The Company’s securities are registered with the SEC under the Securities Exchange Act of 1934, as amended.  As such, we are subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Securities Exchange Act of 1934.

Financial Services Modernization Legislation

In November 1999, the Gramm-Leach-Bliley Act of 1999 (“GLBA”) was enacted. The GLBA generally permits banks, other depository institutions, insurance companies, and securities firms to enter into combinations that result in a single financial services organization to offer customers a wider array of financial services and products provided that they do not pose a substantial risk to the safety and soundness of depository institutions or the financial system in general.

GLBA resulted in increased competition for the Company and the Bank from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than we do.

Maryland Corporation Law

We are incorporated under the laws of the State of Maryland, and are therefore subject to regulation by the state of Maryland.  The rights of our stockholders are governed by the Maryland General Corporation Law.

Tax Cuts and Jobs Act (“Tax Act”)

The Tax Act was enacted on December 22, 2017.  Among other things, the new law (i) establishes a new, flat corporate federal statutory income tax rate of 21%; (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year; (iii) limits the deduction for net interest expense incurred by U.S. corporations; (iv)  allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets; (v) eliminates or reduces certain deductions related to meals and entertainment expenses; (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee; and (vii) limits the deductibility of deposit insurance premiums. The Tax Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact us. We expect that our effective tax rate for 2018 will be significantly lower under the new tax law than would have been the case prior to enactment; however, there can be no assurance as to the actual amount of any reduction because it will be dependent upon the nature and amount of future income and expenses as well as transactions with discrete tax effects.

Regulation of the Bank

General

As a federally chartered, FDIC insured savings association, the Bank is subject to extensive regulation, primarily by the Office of the Comptroller of the Currency (“OCC”) and secondarily, by the FDIC.  Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements.  The Bank is also subject to certain reserve requirements promulgated by the FRB.  The OCC regularly examines the Bank and prepares reports for the consideration of the Bank’s Board of Directors on the operations of the Bank.  The relationship between the Bank and depositors and borrowers is also regulated by federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents utilized by the Bank.

The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.

Regulatory Capital Requirements

Federal regulations require all FDIC insured depository institutions to meet several minimum capital standards: a common equity tier 1 capital to total risk-based assets ratio of 4.5%; a tier 1 capital to total risk-based assets ratio of 6.0%, a total capital to total risk-based assets ratio of 8%, a leverage ratio of 4%, and a tangible capital, measured as core capital (tier 1 capital), to average total assets ratio of 1.5%.

Common equity tier 1 capital generally consists of common stock and related surplus, retained earnings, accumulated other comprehensive loss, and, subject to certain adjustments, minority common equity interests in subsidiaries, reduced by goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities.

Tier 1 capital consists of the sum of common equity tier 1 capital and additional tier 1 capital. Additional tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Under the amendments, cumulative preferred stock no longer qualifies as additional tier 1 capital.  Trust preferred securities and other nonqualifying capital instruments issued prior to May 19, 2010 by bank and savings and loan holding companies with less than $15.0 billion in assets as of December 31, 2009 or by mutual holding companies may continue to be included in tier 1 capital but will be phased out over 10 years beginning in 2016 for all other banking organizations.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, and residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first-lien residential mortgage loans, a risk weight of 100% is assigned to first-lien residential mortgage loans not qualifying under the prudently underwritten standards as well as commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans, a risk weight of 250% is assigned to certain mortgage serving rights (“MSRs”), and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to higher capital requirements, the amended regulations provide that depository institutions and their holding companies are required to maintain a common equity tier 1 capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases or for the payment of discretionary bonuses to senior executive management.  The capital conservation buffer requirement is being phased in over four years beginning on January 1, 2016 at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.  For 2018, the capital conservation buffer will be 1.875% of risk-weighted assets. The capital conservation buffer requirement effectively raises the minimum required risk-based capital ratios to 7% common equity tier 1 capital, 8.5% tier 1 capital, and 10.5% total capital on a fully phased-in basis.

In addition to requiring institutions to meet the applicable capital standards for savings institutions, the OCC may require institutions to meet capital standards in excess of the prescribed standards as the OCC determines necessary or appropriate for such institution in light of the particular circumstances of the institution. Such circumstances would include a high degree of exposure to interest rate risk, concentration of credit risk, and certain risks arising from nontraditional activity. The OCC may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the OCC to submit and adhere to a plan for increasing capital.

Enforcement

The OCC has primary enforcement responsibility over federal savings associations and has the authority to bring enforcement action against the institution and all “institution-affiliated parties,” including stockholders, attorneys, appraisers, and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement actions by the OCC may range from issuance of a capital directive or a cease and desist order, to removal of officers or directors of the institution and the appointment of a receiver or conservator.  The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the OCC, the FDIC has authority to take action under specific circumstances.

Safety and Soundness Standards

Federal law requires each federal banking agency, including the OCC, to prescribe to certain standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees, and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees, and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions.  If the OCC determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines.  A savings institution must submit an acceptable compliance plan to the OCC within 30 days of receipt of a request for such a plan. If the institution fails to submit an acceptable plan, the OCC must issue an order directing the institution to correct the deficiency.  Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions.

Prompt Corrective Action

Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings associations.   For this purpose, a savings association is placed into one of the following five categories dependent on their respective capital ratios:

•
An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a common equity tier 1 risk-based capital ratio of 6.5% or greater, and a leverage ratio of 5.0% or greater.

•
An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater, a common equity tier 1 risk-based capital ratio of 4.5% or greater, and a leverage ratio of 4.0% or greater.

•
An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a tier 1 risk-based capital ratio of less than 6.0%, a common equity tier 1 risk-based capital ratio of less than 4.5%, or a leverage ratio of less than 4.0%.

•
An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a tier 1 risk-based capital ratio of less than 4.0%, a common equity tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%.

•	An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

Generally, the FDIC Improvement Act (“FDICIA”) requires the OCC to appoint a receiver or conservator for an institution within 90 days of that institution becoming “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the OCC within 45 days after an institution receives notice that it is “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.”  In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, payment of dividends and other capital distributions, and affiliate transactions.  The OCC may also take any one of a number of discretionary supervisory actions against the undercapitalized institutions, including the issuance of a capital directive and, in the case of an institution that fails to file a required capital restoration plan, the replacement of senior executive officers and directors.

As of December 31, 2017, the Bank met the capital requirements of a “well capitalized” institution under applicable OCC regulations.

Premiums for Deposit Insurance

The deposits of the Bank are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC, generally up to $250,000 per insured depositor.  The Bank pays deposit insurance premiums based on assessment rates established by the FDIC. The FDIC has established a risk-based assessment system under which institutions are classified and pay premiums according to their perceived risk to the DIF. An institution’s base assessment rate is generally subject to the following adjustments: (1) a decrease for the institution’s long-term unsecured debt, including most senior and subordinated debt; (2) an increase for brokered deposits above a threshold amount; and (3) an increase for unsecured debt held that is issued by another insured depository institution.

On April 1, 2011, as required by the Dodd-Frank Act, the deposit insurance assessment base changed from total domestic deposits to average total assets, minus average tangible equity. In addition, the FDIC also created a two scorecard system, one for large depository institutions that have $10.0 billion or more in assets and another for highly complex institutions that have $50.0 billion or more in assets.

The FDIC annually establishes for the DIF a designated reserve ratio (“DRR”), of estimated insured deposits. The FDIC has announced that the DRR for 2018 will remain at 2.00%, which is the same ratio that has been in effect since January 1, 2011. The FDIC is authorized to change deposit insurance assessment rates as necessary to maintain the DRR, without further notice-and-comment rulemaking, provided that: (1) no such adjustment can be greater than three basis points from one quarter to the next; (2) adjustments cannot result in rates more than three basis points above or below the base rates; and (3) rates cannot be negative.

The Dodd-Frank Act increased the minimum DIF reserve ratio to 1.35% of insured deposits, which must be reached by September 30, 2020, and provides that, in setting the assessment rates necessary to meet the new requirement, the FDIC shall offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10.0 billion, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10.0 billion in assets. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020.

On October 22, 2015, the FDIC issued a proposal to increase the reserve ratio for the DIF to the minimum level of 1.35% as required by the Reform Act. The FDIC adopted the final rule on March 15, 2016, which imposes on insured depository institutions with $10.0 billion or more in total consolidated assets a quarterly surcharge equal to an annual rate of 4.5 basis points applied to the deposit insurance assessment base, after making certain adjustments. The rule became effective on July 1, 2016.

Pursuant to the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as us, if the conduct or threatened conduct of such holding company poses a risk to the DIF, although such authority may not be used if the holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order, or condition enacted or imposed by the institution’s regulatory agency.  Additionally, the FDIC has authority to increase insurance assessments.  The termination of deposit insurance for the Bank or an increase in the Bank’s insurance assessments could have a material adverse effect on our earnings.

Privacy

The Bank is subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records.  Additionally, GLBA places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties.  Pursuant to GLBA and rules adopted thereunder, financial institutions must provide an initial notice to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates.

Since GLBA’s enactment, a number of states have implemented their own versions of privacy laws.  The Bank has implemented its privacy policies in accordance with all applicable laws.

Qualified Thrift Lender Test

Savings associations must meet a QTL test, which may be met either by maintaining, on average, at least 65% of its portfolio assets in qualified thrift investments in at least nine of the most recent twelve month period, or meeting the definition of a “domestic building and loan association” as defined in the Code.  “Portfolio Assets” generally means total assets of a savings institution, less the sum of (i) specified liquid assets up to 20% of total assets; (ii) goodwill and other intangible assets; and (iii) the value of property used in the conduct of the savings association’s business.  Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage‑related securities.  Associations that fail to meet the QTL test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2017, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

Affiliate Transactions

Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the HOLA.  A savings association affiliate includes any company or entity which controls the savings institution or that is controlled by a company that controls the savings association.  For example, the holding company of a savings association and any companies which are controlled by such holding company, are affiliates of the savings association.  Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, as well as contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.  Section 23B applies to “covered transactions,” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a nonaffiliate.  “Covered transaction” include the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate and similar transactions.  Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate.  In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of HOLA prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies or (ii) purchasing or investing in any stocks, bonds, debentures, notes, or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

The Bank’s authority to extend credit to executive officers, directors, trustees, and 10% stockholders, as well as entities under such person’s control, is currently governed by Section 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the FRB.  Among other things, these regulations generally require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amounts of the loans the Bank may make to such persons based, in part, on the Bank’s capital position, and require certain board of directors’ approval procedures to be followed.

Capital Distribution Limitations

OCC regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

The OCC regulations require a savings association to file an application for approval of a capital distribution if:

•	the association is not eligible for expedited treatment of its filings with the OCC;
•
the total amount of all of capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds net income for that year to date plus retained net income for the preceding two years;

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
•
the proposed capital distribution would reduce the amount of or retire any part of the savings association’s common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital, other than regular payments required under a debt instrument; or

•
the savings association is a subsidiary of a savings and loan holding company, is filing a notice of the distribution with the FRB and is not otherwise required to file an application or notice regarding the proposed distribution with the OCC, in which case an information copy of the notice filed by the holding company with the FRB needs to be simultaneously provided to the OCC.

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

The OCC or FRB may prohibit a proposed dividend or capital distribution that would otherwise be permitted if it determines that:

•
following the distribution, the savings association will be undercapitalized, significantly undercapitalized, or critically undercapitalized, as determined under the capital requirements described above under “Prompt Corrective Action;”

•	the proposed distribution raises safety or soundness concerns; or
•	the proposed capital distribution would violate any applicable statute, regulation, or regulatory agreement or condition.

In addition, as noted above, beginning in 2016, if the Bank does not have the required capital conservation buffer under the amended capital rules, its ability to pay dividends to the Company may be limited.

Branching

Under OCC branching regulations, the Bank is generally authorized to open branches in any state of the United States of America (“U.S.”) (i) if the Bank qualifies as a “domestic building and loan association” under the Code, which qualification requirements are similar to those for a QTL under HOLA or (ii) if the law of the state in which the branch is located, or is to be located, would permit establishment of the branch if the savings association were a state savings association chartered by such state.  The OCC authority preempts any state law purporting to regulate branching by federal savings banks.

Community Reinvestment Act (“CRA”) and the Fair Lending Laws

Federal savings banks have a responsibility under the CRA and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OCC, other federal regulatory agencies, as well as the Department of Justice, taking enforcement actions. We received a satisfactory rating from our most recent examination.

FHLB System

The Bank is a member of the FHLB. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB.

Under the capital plan of the FHLB, as of December 31, 2017, the Bank was required to own at least $4.3 million of the capital stock of the FHLB.  As of such date, we were in compliance with the capital plan requirements.

Federal Reserve System

The FRB requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and nonpersonal time deposits.  For transaction accounts, the first $15.5 million is exempt from reserve requirements.  A 3% reserve ratio is assessed on transaction accounts over $15.5 million up to and including $115.1 million.  A 10% reserve ratio is assessed on transaction accounts in excess of $115.1 million.  At December 31, 2017, we were in compliance with the reserve requirements.

Activities of Subsidiaries

A federal savings bank seeking to establish a new subsidiary, acquire control of an existing company, or conduct a new activity through an existing subsidiary must provide 30 days prior notice to the OCC and conduct any activities of the subsidiary in compliance with regulations and orders of the OCC. The OCC has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OCC determines to pose a serious threat to the financial safety, soundness, or stability of the savings association or to be otherwise inconsistent with sound banking practices.

Tying Arrangements

Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

US Patriot Act (“Patriot Act”)

Anti-terrorism legislation enacted under the Patriot Act of 2001 expanded the scope of anti-money laundering laws and regulations and imposed significant new compliance obligations for financial institutions, including the Bank. The Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the BSA, Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, these regulations impose affirmative obligations on a wide range of financial institutions to maintain appropriate policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•
Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to-four family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing, and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

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

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer loan transactions. These include regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards.

ITEM 1A	RISK FACTORS

We provide banking services to customers who do business in the medical-use cannabis industry and the strict enforcement of federal laws regarding medical-use cannabis would likely result in our inability to continue to provide banking services to these customers and we could have legal action taken against us by the federal government.

We have deposit and loan customers that are licensed by the state of Maryland to do business in the medical-use cannabis industry as growers, processors, and dispensaries.  While medical-use cannabis is legal in the state of Maryland, it remains classified as a Schedule I controlled substance under the federal Controlled Substance Act (“CSA”).  As such, the cultivation, use, distribution and possession of marijuana is a violation of federal law that is punishable by imprisonment and fines.  Moreover, the U.S. Supreme Court ruled in USA v. Oakland Cannabis Buyers’ Coop. that the federal government has the authority to regulate and criminalize cannabis, including medical marijuana.

In January 2018, the U.S. Department of Justice (“DOJ”) rescinded the “Cole Memo” and related memoranda which characterized the enforcement of the CSA against persons and entities complying with state regulatory systems permitting the use, manufacture and sale of medical marijuana as an inefficient use of their prosecutorial resources and discretion.  The impact of the DOJ’s recent rescission of the Cole Memo and related memoranda is unclear, but may result in the DOJ increasing its enforcement actions against the regulated cannabis industry generally.

The U.S. Congress previously enacted an omnibus spending bill that includes a provision prohibiting the DOJ and the U.S. Drug Enforcement Administration from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision, however, expires on September 30, 2018. Further, the U.S. Court of Appeals for the Ninth Circuit held in USA v. McIntosh that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws.  There is no guarantee that the U.S. Congress will extend this provision or that U.S. Federal courts located outside the Ninth Circuit will follow the ruling in USA v. MacIntosh.

Federal prosecutors have significant discretion and there can be no assurance that the federal prosecutor for the District of Maryland will not choose to strictly enforce the federal laws governing cannabis, including medical-use cannabis, or that the federal courts in Maryland will following the Ninth Circuit’s ruling in USA v. MacIntosh.  Any change in the Federal government’s enforcement position, could cause us to immediately cease providing banking services to the medical-use cannabis industry in Maryland.

Additionally, as the possession and use of cannabis remains illegal under the Federal Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services that we provide to these customers and could have legal action taken against us by the Federal government, including imprisonment and fines. Any change in position or potential action taken against us could result in significant financial damage to us and our stockholders.

The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state legal cannabis business. A financial institution that provides services to a Medical-use Cannabis Related Business can comply with BSA disclosure standards by following the FinCEN guidelines. Any adverse change in this FinCEN guidance, any new regulations or legislation, any change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a negative impact on our interest income and noninterest income, as well as the cost of our operations, increasing our cost of regulatory compliance and of doing business, and/or otherwise affect us, which may materially affect our profitability.

Changes in interest rates could adversely affect our financial condition and results of operations.

The operations of financial institutions such as ours are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Our net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, fiscal and monetary policies of the federal government, and the policies of various regulatory agencies. Like all financial institutions, our balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as U.S. Government bonds, corporate securities, and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than those offered by financial institutions such as ours.

Sharply rising interest rates could disrupt domestic and world markets and could adversely affect the value of our investment portfolio or our liquidity and results of operations.

We expect to experience continual competition for deposit accounts which may make it difficult to reduce the interest paid on some deposits.

We believe that, in the current market environment, we have adequate policies and procedures for maintaining a conservative interest rate sensitive position.   However, there is no assurance that this condition will continue.  A sharp movement up or down in deposit rates, loan rates, investment fund rates, and other interest-sensitive instruments on our balance sheet could have a significant, adverse impact on our net interest income and operating results.

Most of our loans are secured by real estate located in our market area.  If there is a downturn in the real estate market, additional borrowers may default on their loans and we may not be able to fully recover our investment in such loans.

A downturn in the real estate market could adversely affect our business because most of our loans are secured by real estate.  Substantially all of our real estate collateral is located in the states of Maryland, Virginia, and Delaware.  Real estate values and real estate markets are generally affected by changes in national, regional, or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature.

In addition to the risks generally present with respect to mortgage-lending activities, our operations are affected by other factors affecting our borrowers, including:

•	the ability of our customers to make loan payments;
•
the ability of our borrowers to attract and retain buyers or tenants, which may in turn be affected by local conditions such as an oversupply of space or a reduction in demand for rental space in the area, the attractiveness of properties to buyers and tenants, and competition from other available space, or by the ability of the owner to pay leasing commissions, provide adequate maintenance and insurance, pay tenant improvements costs, and make other tenant concessions;

•	interest rate levels and the availability of credit to refinance loans at or prior to maturity; and
•	increased operating costs, including energy costs, real estate taxes, and costs of compliance with environmental controls and regulations.

As of December 31, 2017, approximately 94% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate.  If real estate prices decline, the value of real estate collateral securing our loans will be reduced.   Our ability to recover loans in default through the process of foreclosure and subsequent sale of the real estate collateral would then be diminished and we would be more likely to incur financial losses on such loans.

In addition, approximately 49% of the book value of our loans consisted of ADC and commercial real estate loans, which present additional risks described in “Item 1. Business – “Lending Activities” of this Annual Report on Form 10-K.

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

At December 31, 2017 and December 31, 2016, our nonaccrual loans equaled $5.7 million and $9.9 million, respectively. For the years ended December 31, 2017 and December 31, 2016, we recognized $(264,000) and $561,000 in net loan (charge-offs) recoveries, respectively.  At December 31, 2017, the total allowance for loan losses (“Allowance”) was $8.1 million, which was 1.21% of total loans, compared with $9.0 million, which was 1.47% of total loans as of December 31, 2016.

We are exposed to risk of environmental liabilities with respect to properties on which we take title.

In the course of our business, we may foreclose upon and take title to real estate and could be subject to environmental liabilities with respect to these properties.  We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property.  The costs associated with investigation or remediation activities could be substantial.  In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.  If we become subject to significant environmental liabilities, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Our operations are located in Anne Arundel County, Maryland, which makes our business highly susceptible to local economic conditions.  An economic downturn or recession in this area may adversely affect our ability to operate profitably.

Unlike larger banking organizations that are geographically diversified, our operations are concentrated in Anne Arundel County, Maryland.  In addition, nearly all of our loans have been made to borrowers in the states of Maryland, Virginia, and Delaware.  As a result of this geographic concentration, our financial results depend largely upon economic conditions in our market area.  A deterioration or recession in economic conditions in this market could result in one or more of the following:

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

Our operations are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities.  In particular, the monetary policies of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future.  Among the instruments of monetary policy used by the FRB to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits.  It is not possible to predict what changes, if any, will be made to the monetary policies of the FRB or to existing federal and state legislation or the effect that such changes may have on our future business and earnings prospects.

The Dodd-Frank Act, among other things, has changed and will continue to change the bank regulatory framework. The legislation has resulted in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. An independent Consumer Financial Protection Bureau has assumed the consumer protection responsibilities of the various federal banking agencies and has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Banks and savings institutions with $10.0 billion or less in assets will continue to be examined by their applicable bank regulators. The new legislation also gives state attorneys general the ability to enforce applicable federal consumer protection laws. The Dodd-Frank Act also requires the federal banking agencies to promulgate rules requiring mortgage lenders to retain a portion of the credit risk related to securitized loans. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations.

These measures are likely to increase our costs of doing business and increase our costs related to regulatory compliance, and may have a significant adverse effect on our lending activities, financial performance and operating flexibility.

If the Bank becomes “undercapitalized” as determined under the “prompt corrective action” initiatives of the federal bank regulators, such regulatory authorities will have the authority to require the Bank to, among other things, alter, reduce, or terminate any activity that the regulator determines poses an excessive risk to the Bank.  The Bank could further be directed to take any other action that the regulatory agency determines will better carry out the purpose of prompt corrective action. The Bank could be subject to these prompt corrective action restrictions if federal regulators determine that the Bank is in an unsafe or unsound condition or engaging in an unsafe or unsound practice.

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

Effective January 1, 2015, the OCC implemented a new rule that substantially amended the regulatory risk-based capital rules applicable to the Bank. The new rule implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.  See details of the new capital rules under “Supervision and Regulation” in Item 1 above.

The application of more stringent capital requirements for the Bank could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

Our reliance on brokered deposits could adversely affect our liquidity and operating results.

Among other sources of funds, we rely on brokered deposits to provide funds with which to make loans and provide for other liquidity needs. On December 31, 2017, brokered deposits totaled $11.3 million, or approximately 1.9% of total deposits. We utilize a variety of sources for brokered deposits.

Generally, brokered deposits may not be as stable as other types of deposits. In the future, those depositors may not replace their brokered deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or other sources of funds. Not being able to maintain or replace those deposits as they mature would adversely affect our liquidity. Paying higher deposit rates to maintain or replace brokered deposits would adversely affect our net interest margin and operating results.

Income from mortgage-banking operations is volatile and we may incur losses with respect to our mortgage-banking operations that could negatively affect our earnings.

A key component of our strategy is to sell on the secondary market the longer term, conforming fixed-rate residential mortgage loans that we originate, earning noninterest income in the form of gains on the sale of the loans. When interest rates rise, the demand for mortgage loans tend to fall and may reduce the number of loans we can originate for sale. Weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell, and intend to continue selling, most loans in the secondary market with limited or no recourse, we are required, and will continue to be required, to give customary representations and warranties to the buyers relating to compliance with applicable law. If we breach those representations and warranties, the buyers will be able to require us to repurchase the loans and we may incur a loss on the repurchase.

We may be adversely affected by changes in economic and political conditions and by governmental monetary and fiscal policies.

The banking industry is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by governmental monetary and fiscal policies.  Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts, and other factors beyond our control may adversely affect our potential profitability.  Any future rises in interest rates, while increasing the income yield on our earning assets, may adversely affect loan demand and the cost of funds and, consequently, our profitability.  Any future decreases in interest rates may adversely affect our profitability because such decreases could reduce the amounts earned on our assets.  Economic downturns have resulted and may continue to result in the delinquency of outstanding loans.  We do not expect any one particular factor to materially affect our results of operations.  However, downtrends in several areas, including real estate, construction, and consumer spending, have had and may continue to have, a material adverse impact on our ability to remain profitable.  Further, there can be no assurance that the asset values of the loans included in our loan portfolio, the value of properties and other collateral securing such loans, or the value of real estate acquired through foreclosure will remain at current levels.

Our stock price may be volatile due to limited trading volume.

Our common stock is traded on the NASDAQ Capital Market. However, the average daily trading volume in the Company’s common stock has been relatively small.  As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

We have established an Allowance based on management’s estimates.  Actual losses could differ significantly from those estimates. If the Allowance is not adequate, it could have a material adverse effect on our earnings and the price of our common stock.

We maintain an Allowance, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within the existing portfolio of loans.  The Allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the Allowance reflects management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, industry concentrations, and other unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the Allowance inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the Allowance.

In addition, bank regulatory agencies periodically review our Allowance and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  If charge-offs in future periods exceed the Allowance, we may need additional provisions to increase the Allowance. Furthermore, growth in the loan portfolio would generally lead to an increase in the provision for loan losses.

Any increases in the Allowance will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, results of operations, and cash flows.

We compete with a number of local, regional, and national financial institutions for customers.

We face strong competition from savings and loan associations, banks, and other financial institutions that have branch offices or otherwise operate in our market area, as well as many other companies now offering a range of financial services. Many of these competitors have substantially greater financial resources and larger branch systems than us. In addition, many of our competitors have higher legal lending limits than us.  Particularly intense competition exists for sources of funds including savings and retail time deposits, as well as for loans and other services we offer.  In addition, over the last several years, the banking industry has undergone substantial consolidation and this trend is expected to continue.  Significant ongoing consolidation in the banking industry may result in one or more large competitors emerging in our primary target market.  The financial resources, human capital, and expertise of one or more large institutions could threaten our ability to maintain our competitiveness.

We face intense competitive pressure on customer pricing, which may materially and adversely affect revenues and profitability.

We generate net interest income and charge our customers fees based on prevailing market conditions for deposits, loans, and other financial services.  In order to increase deposit, loan, and other service volumes, enter new market segments, and expand our base of customers and the size of individual relationships, we must provide competitive pricing for such products and services.  In order to stay competitive, we have had to intensify our efforts around attractively pricing our products and services.  To the extent that we must continue to adjust our pricing to stay competitive, we will need to grow our volumes and balances in order to offset the effects of declining net interest income and fee-based margins.  Increased pricing pressure also enhances the importance of cost containment and productivity initiatives and we may not succeed in these efforts.

Our brand, reputation, and relationship with our customers are key assets of our business and may be affected by how we are perceived in the marketplace.

Our brand and its attributes are key assets of our business.  The ability to attract and retain customers to our products and services is highly dependent upon the external perceptions of us and the industry in which we operate.  Our business may be affected by actions taken by competitors, customers, third party providers, employees, regulators, suppliers, or others that impact the perception of the brand, such as creditor practices that may be viewed as “predatory,” customer service quality issues, and employee relations issues.  Adverse developments with respect to our industry may also, by association, impair our reputation, or result in greater regulatory or legislative scrutiny.

The operations of our business, including our interaction with customers, are increasingly done via electronic means and this has increased our risks related to cyber-attacks.

We are exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. There has been an increased level of attention focused on cyber-attacks against large corporations that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating cash, other assets, or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks may be carried out by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. The objectives of cyber-attacks vary widely and can include theft of financial assets, intellectual property, or other sensitive information, including the information belonging to our banking customers. Cyber-attacks may also be directed at disrupting our operations.

While we have not incurred any losses related to cyber-attacks, nor are we aware of any specific or threatened cyber-incidents as of the date of this report, we may incur substantial costs and suffer other negative consequences if we fall victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused, increased cybersecurity protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants, lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack, litigation, and reputational damage adversely affecting customer or investor confidence.

Our business is highly reliant on technology and our ability to manage the operational risks associated with technology.

We rely heavily on communications and information systems to conduct our business.  Our business involves storing and processing sensitive customer data.  Any failure, interruption, or breach in security of these systems could result in theft of customer data or failures or disruptions in our customer relationship management, general ledger, deposit, loan, data storage, processing, and other systems.  Our inability to access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations.  In addition, we operate a number of money transfer and related electronic, check, and other payment connections that are vulnerable to individuals engaging in fraudulent activities that seek to compromise payments and related financial systems illegally.  While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, there can be no assurance that failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers or expose us to civil litigation and regulatory fines and sanctions, any of which could have a material adverse effect on our financial condition and results of operations.

Our business is highly reliant on third party vendors and our ability to manage the operational risks associated with outsourcing those services.

We rely on third parties to provide services that are integral to our operations.  These vendors provide services that support our operations, including storage and processing of sensitive consumer date.  A cyber-security breach of a vendor’s system may result in theft of our data or disruption of business processes.  A material breach of customer data at a service provider’s site may negatively impact our business reputation and cause a loss of customer business, result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions, and may result in litigation.  In most cases, we will remain primarily liable to our customers for losses arising from a breach of a vendor’s data security system.  We rely on our outsourced service providers to implement and maintain prudent cyber-security controls.  We have procedures in place to assess a vendor’s cyber-security controls prior to establishing a contractual relationship and to periodically review assessments of those control systems; however, these procedures are not infallible and a vendor’s system can be breached despite the procedures we employ. If our third party providers experience financial, operational, or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services and we cannot ensure that we would be able to negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems, without the need to expend substantial resources, if at all.

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

We are highly dependent upon the continued services and experience of our senior management team, including Alan J. Hyatt, our Chairman, President, and CEO. We depend on the services of Mr. Hyatt and the other members of our senior management team to, among other things, continue the development and implementation of our strategies, and maintain and develop our customer relationships.  We do not have an employment agreement with members of our senior management.  If we are unable to retain Mr. Hyatt and other members of our senior management team, our business could be materially and adversely affected.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K our management’s report on internal control over financial reporting.  We are currently not required to include an opinion of our independent registered public accounting firm as to our internal controls because we are a “smaller reporting company” under SEC rules and, therefore, stockholders do not have the benefit of such an independent review of our internal controls.  Compliance with the requirements of Section 404 is expensive and time-consuming. If, in the future, we fail to complete this evaluation in a timely manner, or, if required, our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.  In addition, any failure to maintain an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosures required under the Securities Exchange Act of 1934, which could adversely affect our business and stock price.

Terrorist attacks and threats or actual war may impact all aspects of our operations, revenues, costs, and stock price in unpredictable ways.

Terrorist attacks in the U.S. and abroad, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the U.S. or its allies, or military or trade disruptions, may impact our operations.  Any of these events could cause consumer confidence and savings to decrease or could result in increased volatility in the U.S. and worldwide financial markets and economy.  Any of these occurrences could have an adverse impact on our operating results, revenues, and costs and may result in the volatility of the market price for our common stock and on the future price of our common stock.

There can be no assurance that we will pay dividends in the future.

Bank regulations govern and limit the payment of dividends and capital distributions to stockholders and purchases or redemption by the Company of its stock. Although we have declared a quarterly dividend payment for the first quarter of 2018, this dividend policy will continue to be reviewed in light of future earnings, bank regulations, and other considerations.  No assurance can be given, therefore, that cash dividends on our common stock will be paid in the future.

Our 2035 Debentures contain restrictions on our ability to declare and pay dividends on or repurchase our common stock.

Under the terms of our Junior Subordinated Debt Securities due 2035, referred to as the 2035 Debentures, if (i) there has occurred and is continuing an event of default; (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have given notice of our election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then we may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of our capital stock, including our common stock.  As permitted under the terms of the 2035 Debenture, as of December 31, 2015, we had deferred the payment of fifteen quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1.9 million.  During the second quarter of 2016, we paid all of the deferred interest and as of December 31, 2017, we were current on all interest due on the 2035 Debenture.

An investment in our securities is not insured against loss.

Investments in our common stock are not deposits insured against loss by the FDIC or any other entity.  As a result, an investor may lose some or all of his, her, or its investment.

Conversion of our Series A preferred stock will dilute the ownership interest of existing stockholders.

In two private placements conducted in November 2008, we issued Series A preferred stock convertible into 437,500 shares of our common stock, subject to adjustment. On March 13, 2018, the Company notified holders of its Series A preferred stock that the Company has exercised its option to convert all 437,500 outstanding shares of Series A preferred stock into shares of the Company’s common stock. The company intends to convert the Series A preferred stock on or before April 2, 2018 the (“Conversion Date”). As of the Conversion Date, the Series A preferred stock will no longer be deemed outstanding and all rights with respect to such stock will cease and terminate, except the right of holders to receive shares of common stock in exchange for their shares of Series A preferred stock. The conversion of some or all of the Series A preferred stock will dilute the ownership interest of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Series A preferred stock may encourage short selling by market participants because the conversion of the Series A preferred stock could depress the price of our common stock.

“Anti-takeover” provisions will make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our equity holders.

Our charter presently contains certain provisions that may be deemed to be “anti-takeover” and “anti-greenmail” in nature in that such provisions may deter, discourage, or make more difficult the assumption of control of us by another corporation or person through a tender offer, merger, proxy contest, or similar transaction or series of transactions.  For example, currently, our charter provides that our Board of Directors may amend the charter, without stockholder approval, to increase or decrease the aggregate number of shares of our stock or the number of shares of any class that we have authority to issue.  In addition, our charter provides for a classified Board, with each Board member serving a staggered three-year term.  Directors may be removed only for cause and only with the approval of the holders of at least 75% of our common stock.  The overall effects of the “anti-takeover” and “anti-greenmail” provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, prevent stockholders from receiving a premium for their securities in a takeover offer, and enhance the possibility that a future bidder for control of us will be required to act through arms-length negotiation with our Board of Directors.  These provisions may also have the effect of perpetuating incumbent management.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

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

The Company has five retail branch locations in Anne Arundel County, Maryland, of which it owns three and leases two from third parties.  The current terms of the leases expire in July 2020 and February 2026.  There is no option to renew the lease for any additional terms on the first lease and an option to renew every three to five years on the second lease for twenty-five years.  In addition, the Bank leases office space in Annapolis, Maryland from a third party.  The lease expired January 2017, and the option to renew the lease for one additional five year term was exercised.

ITEM 3	LEGAL PROCEEDINGS

At December 31, 2017, we were party to legal actions that are routine and incidental to our business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on our results of operations or financial position.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the NASDAQ Capital Market under the symbol “SVBI.”  As of March 9, 2018, there were 142 stockholders of record of the Company’s common stock.

Computershare, 211 Quality Circle, Suite 210, College Station, Texas 77845-4470, serves as the Transfer Agent and Registrar for the Company.

The following table sets forth the high and low sales prices per share of the Company’s common stock for the years indicated, as reported on the NASDAQ Capital Market:

Quarterly Stock Information
2017				2016
Quarter	Stock Price Range		Per Share Dividend	Quarter	Stock Price Range		Per Share Dividend
	Low	High			Low	High
1st	$6.90	$7.95	$-	1st	$4.99	$5.78	$-
2nd	7.00	7.75	-	2nd	5.05	6.15	-
3rd	6.80	7.45	-	3rd	5.93	6.85	-
4th	6.85	7.38	-	4th	6.25	8.07	-

Equity Compensation Plan

The following table sets forth the securities authorized for issuance under the Company’s equity based compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	434,275	$5.87	142,201
Equity compensation plans not approved by security holders	-	-	-
Total	434,275	$5.87	142,201

Dividend Policy

Federal banking regulations limit the amount of dividends that banking institutions may pay and may require prior approval or non-objection from federal banking regulators before any dividends, capital distributions, or share redemptions can be made.

Our main source of income is dividends from the Bank.  As a result, any dividends paid to our common shareholders depend primarily upon regulatory approval and receipt of dividends from the Bank.

Previously, our ability to declare a dividend on our common stock was also limited by the terms of our Series A preferred stock.  We could not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire, or make a liquidation payment relating to, or make any guarantee payment with respect to our common stock in any quarter until the dividend on the Series A preferred stock had been declared and paid for such quarter, subject to certain minor exceptions.  Dividends on the Series A preferred stock have been declared and paid quarterly throughout 2017 in the amount of $70,000 each quarter. On March 13, 2018, the Company notified holders of its Series A preferred stock that the Company has exercised its option to convert all 437,500 outstanding shares of Series A preferred stock into shares of the Company’s common stock. The conversion ratio is one share of Series A preferred stock for one share of common stock. The company intends to convert the Series A preferred stock on or before April 2, 2018. As of the Conversion Date, the Series A preferred stock will no longer be deemed outstanding, and all rights with respect to such stock will cease and terminate, except the right of holders to receive shares of common stock in exchange for their shares of Series A preferred stock.

Previously, the Series B Preferred Stock had limitations on the payments of dividends on common stock.  On May 11, 2016, the Company redeemed 10,000 shares of the Series B Preferred Stock for $10.0 million. On September 8, 2016, the Company redeemed the remaining 13,393 shares of stock for $13.4 million, thereby removing the common stock dividend restriction related to the Series B Preferred Stock.

Additionally, under the terms of  the Company’s 2035 Debentures, if (i) there has occurred and is continuing an event of default; (ii)  the Company is in default with respect to payment of any obligations under the related guarantee; or (iii)  the Company has given notice of its election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then the Company may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to any of its capital stock, including common stock.  As of December 31, 2017, the Company was current on all interest due on the 2035 Debenture.

As of December 31, 2016, we held a warrant for 556,976 shares of our common stock that was issued to the U.S. Department of Treasury under the TARP program.  On December 20, 2017, we repurchased the warrant for $520,000.

The Company declared a quarterly dividend of $.03 per share during the first quarter of 2018.

The Company did not repurchase any shares of common stock during the fourth quarter of 2017.

ITEM 6	SELECTED FINANCIAL DATA

The following summary financial information as of and for the years ended December 31, 2017 and 2016  is derived from our audited consolidated financial statements included in this Annual Report on Form 10-K.  The financial information for previous years is derived from our audited consolidated financial statements included in previously filed Annual Reports on Form 10-K.  The information is a summary and should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

	2017	2016	2015	2014	2013
Consolidated Statement of Operations Data:	(dollars in thousands, except per share data)
Net interest income	$24,594	$22,189	$22,161	$23,182	$24,608
(Reversal of) provision for loan losses	(650)	(350)	(280)	831	16,520
Nointerest income	5,238	7,071	6,110	4,325	5,961
Noninterest expense	22,642	24,084	23,926	23,736	30,504
Income tax expense (benefit)	5,022	(10,014)	90	31	8,710
Net income (loss)	2,818	15,540	4,535	2,909	(25,165)

Consolidated Statement of Financial Condition Data:
Total assets	$804,787	$787,485	$762,079	$776,328	$799,603
Loans receivable, net of Allowance	660,096	601,309	589,656	633,882	602,813
Deposits	602,228	571,946	523,771	543,814	571,249
Long-term borrowings	88,500	103,500	115,000	115,000	115,000
Subordinated debentures	20,619	20,619	24,119	24,119	24,119
Stockholders’ equity	91,100	87,930	86,456	83,810	82,769

Per Share Data:
Number of shares of common stock outstanding at year end	12,233,424	12,123,179	10,088,879	10,067,379	10,066,679
Net income per common share:
Basic	$0.21	$1.16	$0.21	$0.06	$(2.64)
Diluted	0.21	1.15	0.21	0.06	(2.64)

Performance and Capital Ratios:
Return on average assets	0.36%	2.01%	0.59%	0.37%	(3.00)%
Return on average equity	3.21%	16.61%	5.39%	3.55%	(24.45)%
Net interest margin	3.32%	3.13%	3.09%	3.26%	3.28%
Average equity to average assets	11.09%	12.12%	10.86%	10.42%	12.28%
Tier 1 leverage ratio	13.5%	12.9%	14.8%	13.8%	12.9%
Common equity tier 1 capital ratio	16.5%	16.5%	19.6%	NA	NA
Tier 1 capital ratio	16.5%	16.5%	19.6%	19.4%	18.6%
Total capital ratio	17.7%	17.8%	20.8%	20.6%	19.8%

Asset Quality Ratios:
Nonperforming assets to total assets	0.76%	1.37%	1.41%	1.91%	2.50%
Allowance to:
Total loans	1.21%	1.47%	1.46%	1.47%	1.91%
Nonperforming loans	141.07%	91.04%	97.59%	73.45%	106.38%
Net (charge-offs) recoveries to average total loans, net of unearned income	(0.04)%	0.09%	(0.06)%	(0.50)%	(3.43)%

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

The Company is a savings and loan holding company chartered as a corporation in the state of Maryland in 1990.  It conducts business primarily through four subsidiaries, the Bank, SBI, Mid-Md, and Hyatt Commercial.  Hyatt Commercial conducts business as a commercial real estate brokerage and property management company.  SBI holds mortgages that do not meet the underwriting criteria of the Bank and is the parent company of Crownsville, which does business as Annapolis Equity Group and acquires real estate for syndication and investment purposes.  The Bank has five branches in Anne Arundel County, Maryland, which offer a full range of deposit products, and originate mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware, and Virginia.

Overview

The Company provides a wide range of personal and commercial banking services. Personal services include mortgage and consumer lending as well as deposit products such as personal Internet banking and online bill pay, checking accounts, individual retirement accounts, money market accounts, and savings and time deposit accounts. Commercial services include commercial secured and unsecured lending services as well as business Internet banking, corporate cash management services, and deposit services.  The Company also provides ATMs, credit cards, debit cards, safe deposit boxes, and telephone banking, among other products and services.

We have experienced a slightly improved level of profitability in our core operations in 2017, primarily due to the payoff of high-costing FHLB advances, a reversal of the provision for loan losses, and decreased noninterest expense. Our net income before income taxes amounted to $7.8 million in 2017, compared to $5.5 million in 2016.  The interest rate spread between our cost of funds and what we earn on loans has increased somewhat from 2016 levels due primarily to the payoff of the higher-costing FHLB advances. During 2017, we recorded higher income tax provision due to the enactment of the Tax Act in December 2017.  The effect of the revised corporate tax rates was a reduction of $1.9 million in our net deferred tax asset at December 31, 2017, which was recorded through the income tax provision.

The Company expects to experience similar stable market conditions during 2018. If interest rates increase, demand for borrowing may decrease and our interest rate spread could decrease. We will continue to manage loan and deposit pricing against the risks of rising costs of our deposits and borrowings. Interest rates are outside of our control, so we must attempt to balance the pricing and duration of the loan portfolio against the risks of rising costs of our deposits and borrowings.  The reduction in the corporate income tax rate from 34% to 21% in 2018 should positively affect net income.

The continued success and attraction of Anne Arundel County, Maryland and vicinity, will also be important to our ability to originate and grow mortgage loans and deposits, as will our continued focus on maintaining low overhead.

If the market and/or economy worsens, our business, financial condition, results of operations, access to funds, and the price of our stock could be materially and adversely impacted.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and follow general practices within the industry in which we operate. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the consolidated financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. When applying accounting policies in such areas that are subjective in nature, management must use its best judgment to arrive at the carrying value of certain assets and liabilities. Below is a discussion of our critical accounting policies.

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

Future additions or reductions in the Allowance may be necessary based on changes in economic conditions, particularly in Anne Arundel County and the State of Maryland.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s Allowance.  Such agencies may require the Bank to recognize additions to the Allowance based on their judgment about information available to them at the time of their examination.

The Allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired.  When a real estate secured loan becomes impaired, a decision is made as to whether an updated appraisal of the real estate is necessary.  This decision is based on various considerations, including the age of the most recent appraisal, the LTV ratio based on the original appraisal, and the condition of the property.  Appraised values are discounted, if appropriate, to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.  For loans secured by collateral other than real estate, such as accounts receivable, inventory, and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging, or equipment appraisals or invoices.  Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

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

With respect to all loan segments, we do not charge off a loan, or a portion of a loan, until one of the following conditions have been met:

•
The property collateralizing the loan has been foreclosed upon. At the time of foreclosure, a charge-off is recorded for the difference between the recorded amount of the loan and the net value of the underlying collateral;

•
An agreement to accept less than the recorded balance of the loan has been made with the borrower. Once an agreement has been finalized and any proceeds from the borrower are received, a charge-off is recorded for the difference between the recorded amount of the loan and the net value of the underlying collateral; or

•
The collateral valuation on a collateral dependent impaired loan is less than the recorded balance. The loan is charged off for accounting purposes by the amount of the difference between the recorded balance and collateral value.

Real Estate Acquired Through Foreclosure

Real estate acquired through or in the process of foreclosure is recorded at fair value less estimated disposal costs.  Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using estimates as described under “Allowance for Loan Losses” above. In the event of a subsequent change in fair value, the carrying amount is adjusted to the lesser of the new fair value, less disposal costs, or the carrying value recorded at acquisition. The amount of the change is charged or credited to noninterest expense.  Expenses on real estate acquired through foreclosure incurred prior to the disposition of the property, such as maintenance, insurance, and taxes, and physical security, are charged to expense.  Material expenses that improve the property to its best use are capitalized to the property. If a foreclosed property is sold for more or less than the carrying value, a gain or loss is recognized upon the sale of the property.

Deferred Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income taxes are provided on income and expense items when they are reported for financial statement purposes in periods different from the periods in which these items are recognized in the income tax returns. Deferred tax assets are recognized only to the extent that it is more likely than not that such amounts will be realized based upon consideration of available evidence, including tax planning strategies and other factors.

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments may require us to make projections of future taxable income and/or to carryback to taxable income in prior years. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Further, a reduction in the statutory income tax rate would require a charge to income tax expense in the year the reduced income tax rate becomes effective. The Tax Act was signed into law in December 2017 which reduced the corporate federal statutory tax rate from 34% to 21%. U.S. GAAP requires the impact of the Tax Act to be accounted for in the period of enactment. As such, the Company was required to write down the value of its net deferred tax assets as of December 31, 2017 to reflect the reduction in the corporate tax rate for future periods.

The calculation of tax assets and liabilities is complex and requires the use of estimates and judgment since it involves the application of complex tax laws that are subject to different interpretations by us and the various tax authorities.  These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law.

Results of Operations

Net Income

Net income decreased by $12.7 million, or 81.9%, to $2.8 million for 2017, compared to $15.5 million for 2016.  Basic and diluted income per share decreased to $0.21 and $0.21, respectively, for 2017, compared to $1.16 and $1.15, respectively, for 2016.  During 2016, we reversed the valuation allowance against our net deferred tax asset, which resulted in a one-time significant income tax benefit.  As an offset to the increased tax expense for 2017, we recognized an increase in net interest income, a decrease in noninterest expenses, and an increase in the reversal of the provision for loan losses in 2017 compared to 2016.  Additionally, in 2017 we recognized an additional $1.9 million in tax expense associated with the revaluation of our net deferred tax asset brought about by the reduced corporate tax rates in the Tax Act.

Net Interest Income

Net interest income, which is interest earned net of interest expense, increased by $2.4 million, or 10.8%, to $24.6 million for 2017, compared to $22.2 million for 2016. The increase in net interest income was due to an increase in the average yield on interest-earning assets, an increase in the average balance of interest-earning assets, a decrease in the average balance of interest-bearing liabilities, and a decrease in the average rate on interest-bearing liabilities.  Our net interest margin increased from 3.13% in 2016 to 3.32% in 2017 and our net interest spread increased from 2.98% in 2016 to 3.12% in 2017.

Interest Income

Interest income increased by $1.5 million, or 4.8%, to $32.2 million for 2017, compared to $30.8 million for 2016.  Average interest-earning assets increased from $709.2 million in 2016 to $741.1 million in 2017.  Average loans outstanding increased by $13.5 million due to increased originations, primarily in the residential mortgage and commercial real estate segments.  Average HTM securities decreased by $12.7 million due to maturities of securities and repayments from mortgage-backed securities.  The proceeds from the maturities and repayments were used to fund the purchase of AFS securities and, along with other available funds, the purchase of certificates of deposit, which contributed to the increase in average other interest-earning assets.

Interest Expense

Interest expense decreased by $931,000, or 10.9%, to $7.6 million for 2017, compared to $8.6 million for 2016.  The decrease was primarily due to both the decreased average balance and decreased average rate in our borrowings.  Average borrowings decreased $25.4 million in 2017 compared to 2016 and the average rate paid on borrowings decreased from 3.21% for 2016 to 3.11% for 2017.  We paid off $3.5 million of 8.0% subordinated debentures in the later part of 2016 as well as $75.0 million in long-term, high-costing FHLB advances in 2017, some of which was replaced with lower-costing FHLB advances.

The following table sets forth, for the years indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.  Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	2017			2016			2015
	Average Balance (1)	Interest (2)	Yield/ Rate	Average Balance (1)	Interest (2)	Yield/ Rate	Average Balance (1)	Interest (2)	Yield/ Rate
ASSETS	(dollars in thousands)
Loans	$617,838	$30,142	4.88%	$604,356	$28,827	4.77%	$624,087	$29,270	4.69%
Loans held for sale (“LHFS”)	3,550	152	4.28%	9,496	435	4.58%	10,307	464	4.50%
AFS securities	5,164	92	1.78%	-	-	-	-	-	-
HTM securities	61,514	1,141	1.85%	74,186	1,149	1.55%	63,611	1,104	1.74%
Other interest-earning assets (3)	48,276	472	0.98%	15,394	72	0.47%	12,738	27	0.21%
Restricted stock investments, at cost	4,750	225	4.74%	5,817	267	4.59%	5,919	288	4.87%
Total interest-earning assets	741,092	32,224	4.35%	709,249	30,750	4.34%	716,662	31,153	4.35%
Allowance	(8,589)			(8,822)			(9,239)
Cash and other noninterest-earning assets	59,867			71,180			67,658
Total assets	$792,370	32,224		$771,607	30,750		$775,081	31,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking and savings	$286,738	713	0.25%	$268,591	676	0.25%	$277,552	761	0.27%
Certificates of deposit	215,924	3,324	1.54%	221,523	3,357	1.52%	232,973	3,289	1.41%
Total interest-bearing deposits	502,662	4,037	0.80%	490,114	4,033	0.82%	510,525	4,050	0.79%
Borrowings	115,574	3,593	3.11%	140,932	4,528	3.21%	139,125	4,942	3.55%
Total interest-bearing liabilities	618,236	7,630	1.23%	631,046	8,561	1.36%	649,650	8,992	1.38%
Noninterest-bearing deposit accounts	83,693			40,795			33,419
Other noninterest-bearing liabilities	2,599			6,212			7,856
Stockholders’ equity	87,842			93,554			84,156
Total liabilities and stockholders’ equity	$792,370	7,630		$771,607	8,561		$775,081	8,992
Net interest income/net interest spread		$24,594	3.12%		$22,189	2.98%		$22,161	2.97%
Net interest margin			3.32%			3.13%			3.09%

(1)	Nonaccrual loans are included in average loans.
(2)	There are no tax equivalency adjustments.
(3)	Other interest-earning assets include interest-earning deposits, federal funds sold, and certificates of deposit held for investment.

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

	2017 vs. 2016			2016 vs. 2015
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
Interest earned on:	(dollars in thousands)
Loans	$664	$651	$1,315	$464	$(907)	$(443)
LHFS	(27)	(256)	(283)	36	(65)	(29)
AFS securities	-	92	92	-	-	-
HTM Securities	206	(214)	(8)	(127)	172	45
Other interest-earning assets	136	264	400	38	7	45
Restricted stock investments, at cost	8	(50)	(42)	(15)	(6)	(21)
Total interest income	987	487	1,474	396	(799)	(403)

Interest paid on:
Interest-bearing deposits:
Checking and savings	(8)	45	37	(61)	(24)	(85)
Certificates of deposit	53	(86)	(33)	169	(101)	68
Total interest-bearing deposits	45	(41)	4	108	(125)	(17)
Borrowings	(143)	(792)	(935)	(477)	63	(414)
Total interest expense	(98)	(833)	(931)	(369)	(62)	(431)
Net interest income	$1,085	$1,320	$2,405	$765	$(737)	$28

Provision for Loan Losses

Our loan portfolio is subject to varying degrees of credit risk and an Allowance is maintained to absorb losses inherent in our loan portfolio.  Credit risk includes, but is not limited to, the potential for borrower default and the failure of collateral to be worth what we determined it was worth at the time of the origination of the loan.  We monitor loan delinquencies at least monthly.  All loans that are delinquent and all loans within the various categories of our portfolio as a group are evaluated.  Management, with the advice and recommendation of the Company’s Board of Directors, estimates an Allowance to be set aside for loan losses.  Included in determining the calculation are such factors as historical losses for each loan portfolio, current market value of the loan’s underlying collateral, inherent risk contained within the portfolio after considering the state of the general economy, economic trends, consideration of particular risks inherent in different kinds of lending, and consideration of known information that may affect loan collectability.  As a result of our Allowance analysis, for the years ended December 31, 2017 and 2016, we determined that provision reversals of  $650,000  and $350,000, respectively, were appropriate.

See additional information about the provision for loan losses under “Credit Risk Management and the Allowance” later in this Item.

Noninterest Income

Total noninterest income decreased by $1.8 million, or 25.9%, to $5.2 million for 2017 compared to $7.1 million for 2016, primarily due to decreased mortgage-banking revenue and real estate commissions. Mortgage-banking revenue decreased $2.1 million, or 58.8%, to $1.5 million for 2017 compared to $3.7 million for 2016.  This decrease in activity was the result of a decrease in loans booked through our Internet mortgage platform (“E-Home Finance”) in 2017 compared to 2016.  During 2017, the decision was made to move away from the E-Home Finance purchased lead model and instead focus on internally generated leads.  We have experienced a temporary reduction in volume during this transition.  Real estate commissions by Hyatt Commercial decreased by $171,000, or 11.2%, to $1.4 million for 2017 compared to $1.5 million for 2016.  The decrease was due to a decrease in commercial sales activity in 2017.

Noninterest Expense

Total noninterest expense decreased $1.4 million, or 6.0%, to $22.6 million for 2017, compared to $24.1 million for 2016, primarily due to decreases in compensation and related expenses, occupancy costs, FDIC insurance assessments, and professional fees. Compensation and related expenses decreased by $691,000, or 4.5%, to $14.7 million for 2017, compared to $15.4 million for 2016. This decrease was primarily due to staff reductions and decreased commissions in 2017.  Net occupancy costs decreased by $500,000, or 26.9%, to $1.4 million for 2017 compared to $1.9 million for 2016, primarily due to lower maintenance and utility expenses.  During 2017, we reversed an over accrual of FDIC assessment expense due to a lower first quarter 2017 rate assessment that arose from the termination of the formal agreements with the OCC and the FRB in 2016. Professional fees decreased by $443,000, or 49.0%, to $462,000 for 2017 compared to $905,000 for 2016, primarily due to a decrease in fees incurred for consulting.  In 2017, we brought certain marketing services in-house that had previously been outsourced.

Additionally, legal fees decreased by $121,000, or 45.8%, to $143,000 for 2017, compared to $264,000 for 2016. This decrease was primarily due to a higher level of legal activity during 2016 on certain foreclosures compared to 2017.  Mortgage leads purchased decreased $475,000 in 2017 compared to 2016 due to the transition away from the E-Home Finance purchased lead model.

Income Tax Provision

We recognized a $5.0 million provision for income taxes on net income before income taxes of $7.8 million during 2017 compared to an income tax benefit of $10.0 million on net income before taxes of $5.5 million in 2016. The tax benefit in 2016 was a result of the reversal of the valuation allowance previously maintained on our net deferred tax asset.  The high effective tax rate of 64.1% in 2017 was due to the revaluation of our net deferred tax asset at the revised tax rates established in the Tax Act.

Financial Condition

Total assets increased $17.3 million to $804.8 million at December 31, 2017 compared to $787.5 million at December 31, 2016.  Cash and cash equivalents decreased by $45.2 million, or 67.4%, to $21.9 million at December 31, 2017 compared to $67.0 million at December 31, 2016.  We utilized some of our liquidity to pay off some of our higher-costing long-term FHLB advances.  LHFS decreased $5.8 million, or 56.0%, to $4.5 million at December 31, 2017 compared to $10.3 million at December 31, 2016.  This decrease was due to the timing of loans pending sale as well as a decreased volume of originations.  Loans increased $57.9 million, or 9.5%, to $668.2 million at December 31, 2017 compared to $610.3 million at December 31, 2016 due to increased origination activity in 2017.  Real estate acquired through foreclosure decreased $570,000, or 58.6%, to $403,000 at December 31, 2017 compared to $973,000 at December 31, 2016. This decrease was due to the sale of several properties.  Total deposits increased $30.3 million, or 5.3%, to $602.2 million at December 31, 2017 compared to $571.9 million at December 31, 2016.  Long-term borrowings decreased by $15.0 million, or 14.5%, to $88.5 million at December 31, 2017 compared to $103.5 million at December 31, 2016.  These borrowings began to mature in February, 2017.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios.  We held $10.1 million in securities classified as AFS as of December 31, 2017.  We did not hold any AFS securities as of December 31, 2016.  We held $54.3 million and $62.8 million in securities classified as HTM as of December 31, 2017 and December 31, 2016, respectively.

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries impact the securities market. Quarterly, we review each security in our AFS portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as OTTI.  Such evaluations resulted in the determination that no OTTI charges were required during 2017.

All of the AFS and HTM securities that were impaired as of December 31, 2017 were so due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads compared to the time they were purchased.  We have the intent to hold these securities to maturity and it is more likely than not that we will not be required to sell the securities before recovery of value. As such, management considers the impairments to be temporary.

Our AFS securities portfolio consists of U.S. government agency notes in the amount of $10.1 million at December 31, 2017.  We did not hold any AFS securities prior to 2017.

Our HTM securities portfolio composition is as follows at December 31:

	2017	2016	2015	2014	2013
	(dollars in thousands)
U.S. Treasury securities	$4,994	$12,998	$21,057	$27,140	$31,235
U.S. government agency notes	19,004	20,027	20,011	17,044	11,123
Mortgage-backed securities	30,305	29,732	35,065	15,432	2,303
	$54,303	$62,757	$76,133	$59,616	$44,661

The amortized cost, estimated fair values, and weighted average yields of debt securities at December 31, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

AFS Securities:	Amortized Cost	Unrealized		Estimated Fair Value	Weighted Average Yield
		Gains	Losses
	(dollars in thousands)
U.S. government agency notes:
Due one to five years	$10,169	$-	$50	$10,119	2.58%
	$10,169	$-	$50	$10,119	2.58%
HTM Securities:
U.S. Treasury securities:
Due within one year	$3,007	$10	$6	$3,011	2.17%
Due one to five years	1,987	58	-	2,045	3.00%
US government agency notes:
Due within one year	7,004	-	7	6,997	1.48%
Due one to five years	10,033	4	92	9,945	1.60%
Due five to ten years	1,967	77	-	2,044	2.81%
Mortgage-backed securities:
Due five to ten years	11,906	5	113	11,798	2.63%
Due after ten years	18,399	22	257	18,164	2.81%
	$54,303	$176	$475	$54,004	2.35%

Weighted yields are based on amortized cost. Mortgage-backed securities are assigned to maturity categories based on their final maturity.

We did not hold any securities with an aggregate book value and market value in excess of 10% of stockholders’ equity.

LHFS

We originate residential mortgage loans for sale on the secondary market.  At December 31, 2017, such LHFS, which are carried at fair value, amounted to $4.5 million, the majority of which are subject to purchase commitments from investors. The LHFS balance at December 31, 2016 was $10.3 million and was recorded at lower-of-cost or market value (“LCM”).  LHFS decreased by $5.8 million, or 56.0%, from December 31, 2016 to December 31, 2017, due to the timing of loans pending sale on the secondary market and decreased originations resulting from the transition from the purchased lead model to an internally-generated lead model.

When we sell mortgage loans we make certain representations to the purchaser related to loan ownership, loan compliance and legality, and accurate documentation, among other things. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, we may be required to repurchase the loan or indemnify the purchaser for losses related to the loan, depending on the agreement with the purchaser. In addition other factors may cause us to be required to repurchase or “make-whole” a loan previously sold.

The most common reason for a loan repurchase is due to a documentation error or disagreement with an investor, or on rare occasions for fraud. Repurchase requests are negotiated with each investor at the time we are notified of the demand and an appropriate reserve is taken at that time. Repurchases amounted to $469,000 and $343,000 during 2017 and 2016, respectively.  Our reserve for potential repurchase losses was $63,000 and $48,000 as of December 31, 2017 and 2016, respectively. We do not expect increases in repurchases or related losses to be a growing trend nor do we see it having a significant impact on our financial results.

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio net of unearned loan fees as of December 31:

	2017		2016		2015		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)
Residential Mortgage	$284,646	42.6%	$257,659	42.2%	$283,211	47.4%	$306,981	47.7%	$256,788	41.8%
Commercial	37,356	5.6%	46,468	7.6%	29,484	4.9%	29,418	4.6%	30,181	4.9%
Commercial real estate	236,302	35.4%	195,710	32.1%	174,912	29.2%	198,539	30.9%	220,160	35.8%
ADC	93,060	13.9%	90,102	14.8%	85,054	14.2%	78,589	12.2%	75,899	12.4%
Home equity/2nds	15,703	2.3%	19,129	3.1%	24,529	4.1%	28,750	4.5%	30,339	4.9%
Consumer	1,084	0.2%	1,210	0.2%	1,224	0.2%	1,040	0.1%	1,185	0.2%
	$668,151	100.0%	$610,278	100.0%	$598,414	100.0%	$643,317	100.0%	$614,552	100.0%

Loans increased by $57.9 million, or 9.5%, to $668.2 million at December 31, 2017 compared to $610.3 million at December 31, 2016.  This increase was primarily due to increased residential and commercial real estate loan demand.

Approximately 58.3% of our loans had adjustable rates as of December 31, 2017. Our variable-rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, our interest earned on the variable-rate loans would improve, and if rates were to fall, the interest we earn on such loans would decline, thus impacting our interest income. Some variable-rate loans have rate floors and/or ceilings which may delay and/or limit changes in interest income in a period of changing rates. See our discussion in “Interest Rate Sensitivity” later in this Item for more information on interest rate fluctuations.

The following table sets forth the maturity distribution for our loan portfolio at December 31, 2017. Some of our loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of our future cash collections.

	Maturing						Total
	In one year or less		After 1 through 5 years		After 5 years
	Fixed	Variable	Fixed	Variable	Fixed	Variable
	(dollars in thousands)
Residential Mortgage	$15,140	$5,858	$20,074	$14,102	$79,533	$149,939	$284,646
Commercial	7,144	4,712	6,248	2,643	6,327	10,282	37,356
Commercial real estate	14,899	7,470	34,632	14,403	71,669	93,229	236,302
ADC	9,177	36,033	8,330	23,401	1,365	14,754	93,060
Home equity/2nds	3,147	12,556	-	-	-	-	15,703
Consumer	1,084	-	-	-	-	-	1,084
	$50,591	$66,629	$69,284	$54,549	$158,894	$268,204	$668,151
		$117,220		$123,833		$427,098

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

Management has an established methodology to determine the adequacy of the Allowance that assesses the risks and losses inherent in the loan portfolio.  Our Allowance methodology employs management’s assessment as to the level of future losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers’ current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and/or lines of business. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. In addition, we evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors.  Our risk management practices are designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may inherently exist within the loan portfolio. The assessment aspects involved in analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses. For more detailed information about our Allowance methodology and risk rating system, see Note 4 to the Consolidated Financial Statements.

The following table summarizes the activity in our Allowance by portfolio segment as of and for the years ended December 31:

	2017	2016	2015	2014	2013
	(dollars in thousands)
Allowance, beginning of year	$8,969	$8,758	$9,435	$11,739	$17,478
Charge-offs:
Residential mortgage	(726)	(151)	(454)	(844)	(7,919)
Commercial	-	(17)	(154)	(2,734)	(1,208)
Commercial real estate	-	(178)	(80)	(92)	(8,343)
ADC	-	(72)	-	(63)	(6,968)
Home equity/2nds	(98)	(50)	(834)	(261)	(809)
Consumer	(2)	-	-	-	(46)
Total charge-offs	(826)	(468)	(1,522)	(3,994)	(25,293)
Recoveries:
Residential mortgage	375	324	629	306	1,034
Commercial	-	54	284	174	68
Commercial real estate	157	23	-	25	54
ADC	-	157	49	349	1,839
Home equity/2nds	30	421	163	-	15
Consumer	-	50	-	5	24
Total recoveries	562	1,029	1,125	859	3,034
Net (charge offs) recoveries	(264)	561	(397)	(3,135)	(22,259)
(Reversal of) provision for loan losses	(650)	(350)	(280)	831	16,520
Allowance, end of year	$8,055	$8,969	$8,758	$9,435	$11,739
Loans:
Year-end balance	$668,151	$610,278	$598,414	$643,317	$614,552
Average balance during year	617,838	604,356	624,087	622,935	648,959
Allowance as a percentage of year-end loan balance	1.21%	1.47%	1.46%	1.47%	1.91%
Percent of average loans:
(Reversal of) provision for loan losses	(0.11)%	(0.06)%	(0.04)%	0.13%	2.55%
Net charge offs (recoveries)	0.04%	(0.09)%	0.06%	0.50%	3.43%

The following tables summarize our allocation of the Allowance by loan segment as of December 31:

	2017			2016			2015
	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
	(dollars in thousands)
Residential mortgage	$3,099	38.5%	42.6%	$3,833	42.7%	42.2%	$4,188	47.8%	47.4%
Commercial	527	6.5%	5.6%	478	5.3%	7.6%	291	3.3%	4.9%
Commercial real estate	2,805	34.8%	35.4%	2,535	28.3%	32.1%	2,792	31.9%	29.2%
ADC	1,236	15.4%	13.9%	1,390	15.5%	14.8%	956	10.9%	14.2%
Home equity/2nds	386	4.8%	2.3%	728	8.1%	3.1%	528	6.1%	4.1%
Consumer	2	-	0.2%	5	0.1%	0.2%	3	-	0.2%
Total	$8,055	100.0%	100.0%	$8,969	100.0%	100.0%	$8,758	100.0%	100.0%

	2014			2013
	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
	(dollars in thousands)
Residential mortgage	$4,664	49.4%	47.7%	$6,291	53.6%	41.8%
Commercial	292	3.1%	4.6%	171	1.5%	4.9%
Commercial real estate	2,504	26.6%	30.9%	2,512	21.4%	35.8%
ADC	1,008	10.7%	12.2%	1,760	15.0%	12.4%
Home equity/2nds	963	10.2%	4.5%	1,003	8.5%	4.9%
Consumer	4	-	0.1%	2	-	0.2%
Total	$9,435	100.0%	100.0%	$11,739	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the Allowance as a best estimate of inherent losses within the portfolio. The Allowance totaled $8.1 million at December 31, 2017 and $9.0 million at December 31, 2016.  Any changes in the Allowance from period to period reflect management’s ongoing application of its methodologies to establish the Allowance, which, for the year ended December 31, 2017, resulted in decreased allocated Allowances for all loan segments except for commercial and commercial real estate. The changes in the Allowance for the respective loan segments were a function of the changes in the corresponding loan balances and asset quality.

During 2017, as a result of our Allowance analysis, and overall improved asset quality, we released $650,000 from the Allowance. We recorded net charge-offs of $264,000 during the year ended December 31, 2017 and net recoveries of $561,000 during the year ended December 31, 2016.  During 2017, net charge-offs as compared to average loans outstanding amounted to 0.04% compared to net recoveries as compared to average loans outstanding of 0.09% during 2016.  The Allowance as a percentage of outstanding loans decreased from 1.47% as of December 31, 2016 to 1.21% as of December 31, 2017, reflecting the improvement in our overall asset quality.

Although management uses available information to establish the appropriate level of the Allowance, future additions or reductions to the Allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our Allowance may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our Allowance and related methodology. Such agencies may require us to recognize adjustments to the Allowance based on their judgments about information available to them at the time of their examination.  Management believes the Allowance is adequate as of December 31, 2017 and is sufficient to address the credit losses inherent in the current loan portfolio.

Nonperforming Assets (“NPAs”)

Given the volatility of the real estate market, it is very important for us to have current appraisals on our NPAs. In general, we obtain appraisals on NPAs on an annual basis.  As part of our asset monitoring activities, we maintain a Loss Mitigation Committee that meets once a month. During these Loss Mitigation Committee meetings, all NPAs and loan delinquencies are reviewed. We also produce an NPA report which is distributed monthly to senior management and is also discussed and reviewed at the Loss Mitigation Committee meetings. This report contains all relevant data on the NPAs, including the latest appraised value and valuation date.  Accordingly, these reports identify which assets will require an updated appraisal. As a result, we have not experienced any internal delays in identifying which loans/credits require appraisals. With respect to the ordering process of the appraisals, we have not experienced any delays in turnaround time nor has this been an issue over the past three years. Furthermore, we have not had any delays in turnaround time or variances thereof in our specific loan operating markets.

NPAs, expressed as a percentage of total assets, totaled 0.8% at December 31, 2017 and 1.4% at December 31, 2016.  The ratio of the Allowance to nonperforming loans was 141.1% at December 31, 2017 and 91.0% at December 31, 2016.  The increase in this ratio from December 31, 2016 to December 31, 2017 was a reflection of the decrease in nonperforming loans.  The ratio of nonperforming loans to total loans was 0.9% at December 31, 2017 and 1.6% at December 31, 2016.

The distribution of our NPAs is illustrated in the following table as of December 31.

	2017	2016	2015	2014	2013
Nonaccrual Loans:	(dollars in thousands)
Residential mortgage	$3,891	$3,580	$3,191	$6,052	$6,802
Commercial	78	151	483	2,163	304
Commercial real estate	159	2,938	2,681	652	1,155
ADC	314	269	521	962	997
Home equity/2nds	1,268	2,914	2,098	3,016	1,777
	5,710	9,852	8,974	12,845	11,035

Real Estate Acquired Through Foreclosure:
Residential mortgage	-	206	1,381	695	4,236
Commercial	-	-	37	59	-
Commercial real estate	187	528	-	-	-
ADC	216	239	326	1,193	4,736
	403	973	1,744	1,947	8,972
Total Nonperforming Assets	$6,113	$10,825	$10,718	$14,792	$20,007

Nonaccrual loans amounted to $5.7 million at December 31, 2017 and $9.9 million at December 31, 2016.  We added eight loans in the amount of $3.6 million to nonaccrual status during 2017.  Of the balance of nonaccrual loans at December 31, 2016, $2.6 million were returned to accrual status, $515,000 were transferred to real estate acquired through foreclosure, $422,000 were charged off, and $3.6 million were paid off.

Real estate acquired through foreclosure decreased $570,000 compared to December 31, 2016, with decreases in all loan segments due to resolution of the properties through foreclosure sales or buyouts.

The activity in our real estate acquired through foreclosure was as follows as of and for the years ended December 31:

	2017	2016	2015
	(dollars in thousands)
Balance at beginning of year	$973	$1,744	$1,947
Real estate acquired in satisfaction of loans	703	1,575	2,234
Write-downs and losses on real estate acquired through foreclosure	(103)	(176)	(9)
Proceeds from sales of real estate acquired through foreclosure	(1,170)	(2,170)	(2,428)
Balance at end of year	$403	$973	$1,744

Troubled Debt Restructured Loans (“TDRs”)

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR.

The composition of our TDRs is illustrated in the following table as of December 31:

	2017	2016	2015	2014	2013
Residential mortgage:	(dollars in thousands)
Nonaccrual	$736	$2,137	$1,071	$2,402	$856
>= 90 days past due	-	-	-	-	-
<90 days past due/current	11,404	15,648	20,831	22,154	28,966
Commercial:
Nonaccrual	-	-	-	124	-
>= 90 days past due	-	-	-	-	-
<90 days past due/current	-	-	103	150	-
Commercial real estate:
Nonaccrual	78	249	252	109	112
>= 90 days past due	-	-	-	-	-
<90 days past due/current	1,862	1,914	2,464	3,623	3,199
ADC:
Nonaccrual	6	6	6	6	711
>= 90 days past due	-	-	-	-	-
<90 days past due/current	137	170	978	1,785	3,074
Home equity/2nds:
Nonaccrual	-	-	-	-	-
>= 90 days past due	-	-	-	-	-
<90 days past due/current	227	238	-	-	-
Consumer:
Nonaccrual	-	-	-	-	-
>= 90 days past due	-	-	-	-	-
<90 days past due/current	84	96	10	12	-
Totals:
Nonaccrual	820	2,392	1,329	2,641	1,679
>= 90 days past due	-	-	-	-	-
<90 days past due/current	13,714	18,066	24,386	27,724	35,239
	$14,534	$20,458	$25,715	$30,365	$36,918

See additional information on TDRs in Note 4 to the Consolidated Financial Statements.

Deposits

Deposits were $602.2 million at December 31, 2017 and $571.9 million at December 31, 2016.  During the year ended December 31, 2017, we experienced increases in NOW accounts, money market accounts, and noninterest-bearing deposit accounts due to new account openings and higher account balances.  We obtained significant new noninterest-bearing deposits in 2017 through an aggressive campaign designed to attract commercial and consumer checking account deposits to drive down our cost of funds. The decrease in certificates of deposit was due to the payoff of regularly maturing CDs.

The deposit breakdown is as follows as of December 31:

	2017	2016	2015	2014	2013
	(dollars in thousands)
NOW	$63,616	$63,137	$56,096	$54,827	$40,067
Money market	103,649	66,356	47,690	39,579	38,619
Savings	98,717	110,492	111,992	126,062	164,504
Certificates of deposit	263,413	273,816	277,778	298,489	301,355
Total interest-bearing deposits	529,395	513,801	493,556	518,957	544,545
Noninterest-bearing deposits	72,833	58,145	30,215	24,857	26,704
Total deposits	$602,228	$571,946	$523,771	$543,814	$571,249

The following table provides the maturities of certificates of deposit in amounts of $100,000 or more at December 31:

	2017	2016
Maturing in:	(dollars in thousands)
3 months or less	$30,002	$23,472
Over 3 months through 6 months	10,758	29,508
Over 6 months through 12 months	37,943	36,790
Over 12 months	71,468	55,818
	$150,171	$145,588

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

At December 31, 2017, our total available credit line with the FHLB was $239.3 million. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public.  Our outstanding FHLB advance balance at December 31, 2017 and December 31, 2016 was $85.0 million and $100.0 million, respectively. During the latter part of 2017, we paid off $75.0 million in higher cost advances, replacing some of them with lower-costing advances.

On September 30, 2016, we entered into a loan agreement with a commercial bank whereby we borrowed $3,500,000 for a term of 8 years. The unsecured note bears interest at a fixed rate of 4.25% for the first 36 months then, at the option of the Company, converts to either (1) floating rate of the Wall Street Journal Prime plus 50 basis points or (2) fixed rate at 275 basis points over the five year amortizing FHLB rate for the remaining five years. Repayment terms are monthly interest only payments for the first 36 months, then quarterly principal payments of $175,000 plus interest. The loan is subject to a prepayment penalty of 1% of the principal amount prepaid during the first 36 months. If we elect the 5 year fixed rate of 275 basis points over the FHLB rate (“FHLB Rate Period”), the loan will be subject to a prepayment penalty of 2% during the first and second years of the FHLB Rate Period and 1% of the principal repaid during the third, fourth, and fifth years of the FHLB Rate Period. We may make additional principal payments from internally generated funds of up to $875,000 per year during any fixed rate period without penalty. There is no prepayment penalty during any floating rate period.

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB as of December 31, 2017:

Principal Amount (in thousands)	Rate	Maturity
$15,000	2.58% to 3.43%	2018
35,000	1.55% to 4.00%	2019
25,000	1.75% to 1.92%	2020
10,000	2.19%	2022
$85,000

Subordinated Debentures

As of December 31, 2017, the Company had outstanding $20.6 million in principal amount of Junior Subordinated Debt Securities, due in 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR plus 200 basis points and mature on January 7, 2035.  Payments of principal, interest, premium, and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by the Company on January 7, 2010.

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

Under the terms of the 2035 Debenture, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing.  As of December 31, 2015, we had deferred the payment of fifteen quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1.9 million.  During the second quarter of 2016, we paid all of the deferred interest and as of December 31, 2017, we were current on all interest due on the 2035 Debenture.

Capital Resources

Total stockholders’ equity increased $3.2 million to $91.1 million at December 31, 2017 compared to $87.9 million at December 31, 2016.  The increase was principally a result of 2017 net income and the common stock issued for the acquisition of Mid-Md.

Series A Preferred Stock

On November 15, 2008, the Company completed a private placement offering consisting of a total of 70 units, at an offering price of $100,000 per unit, for gross proceeds of $7.0 million. Each unit consists of 6,250 shares of the Company’s Series A 8.0% Non-Cumulative Convertible Preferred Stock. On March 13, 2018 the Company notified holders of its Series A preferred stock that the Company has exercised its option to convert all 437,500 outstanding shares of Series A preferred stock into shares of the Company’s common stock. The company intends to convert the Series A preferred stock on or before April 2, 2018. As of the Conversion Date, the Series A preferred stock will no longer be deemed outstanding, and all rights with respect to such stock will cease and terminate, except the right of holders to receive shares of common stock in exchange for their shares of Series A preferred stock.

Series B Preferred Stock

On November 21, 2008, we entered into an agreement with the U.S. Department of the Treasury (“Treasury”), pursuant to which we issued and sold (i) shares of our Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 556,976 shares of the Company’s common stock, par value $0.01 per share.  As of December 31, 2016, the Company had redeemed all outstanding shares of the Preferred Stock and during 2017, the Company repurchased the warrant from the Treasury.

Capital Adequacy

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As of December 31, 2017 and December 31, 2016, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well-capitalized.”  See details of our capital ratios in Note 11 to the Consolidated Financial Statements.

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

See detailed information on credit commitments below under “Liquidity.”

Derivatives

We maintain and account for derivatives, in the form of interest-rate lock commitments (“IRLCs”) , mandatory forward contracts, and best effort forward contracts, in accordance with the Financial Accounting Standards Board (“FASB”) guidance on accounting for derivative instruments and hedging activities.  We recognize gains and losses on IRLCs, mandatory forward contracts, and best effort forward contracts on the loan pipeline through mortgage-banking revenue in the Consolidated Statements of Operations.

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

Information pertaining to the carrying amounts of our derivative financial instruments follows as of December 31:

	2017		2016
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(dollars in thousands)
Asset - IRLCs	$1,144	$22	$9,725	$162
Asset - Mandatory forward contracts	4,399	13	10,302	153
Asset - Best effort forward contracts	1,144	3	-	-

Contractual Obligations

We have certain obligations to make future payments under contract.  At December 31, 2017, the aggregate contractual obligations and commitments were:

	Total	Less than one year	1-3 Years	3-5 years	After 5 years
	(dollars in thousands)
Certificates of deposit	$263,413	$137,357	$76,811	$49,245	$-
Borrowings	88,500	15,000	60,000	10,000	3,500
Subordinated debentures	20,619	-	-	-	20,619
Annual rental commitments under noncancelable leases	1,302	225	410	250	417
	$373,834	$152,582	$137,221	$59,495	$24,536

Liquidity

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, to fund the operations of our mortgage-banking operations, as well as to meet current and planned expenditures. These cash requirements are met on a daily basis through the inflow of deposit funds, the maintenance of short-term overnight investments, maturities and calls in our securities portfolio, and available lines of credit with the FHLB, which requires pledged collateral. Fluctuations in deposit and short-term borrowing balances may be influenced by the interest rates paid, general consumer confidence, and the overall economic environment. There can be no assurances that deposit withdrawals and loan fundings will not exceed all available sources of liquidity on a short-term basis. Such a situation would have an adverse effect on our ability to originate new loans and maintain reasonable loan and deposit interest rates, which would negatively impact earnings.

Our principal sources of liquidity are loan repayments, maturing investments, sales of AFS securities, deposits, borrowed funds, and proceeds from loans sold on the secondary market. The levels of such sources are dependent on the Bank’s operating, financing, and investing activities at any given time.  We consider core deposits stable funding sources and include all deposits, except time deposits of $100,000 or more.  The Bank’s experience has been that a substantial portion of certificates of deposit renew at time of maturity and remain on deposit with the Bank.  Certificates of deposit scheduled to mature within one year amounted to $137.4 million at December 31, 2017.  Additionally, loan payments, maturities, deposit growth, and earnings contribute to our flow of funds.

In addition to our ability to generate deposits, we have external sources of funds, which may be drawn upon when desired.  The primary source of external liquidity is an available line of credit with the FHLB.  Our credit availability under the FHLB’s credit availability program was $239.3 million at December 31, 2017, of which $85.0 million was outstanding.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $105.2 million at December 31, 2017. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2017, we had $13.3 million in unadvanced commitments for home equity lines of credit, $595,000 outstanding in mortgage loan commitments, $74.7 million outstanding in unadvanced construction commitments, and commitments under lines of credit for $16.6 million, which we expect to fund from the sources of liquidity described above.  Standby letters of credit amounted to $3.5 million at December 31, 2017.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity.  As of December 31, 2017, we had no material commitments for capital expenditures.

Our ability to acquire deposits or borrow could be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.  At December 31, 2017, management considered the Company’s liquidity level to be sufficient for the purposes of meeting our cash flow requirements.  We are not aware of any undisclosed known trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in our liquidity.

We anticipate that our primary sources of liquidity over the next twelve months will be from loan repayments, maturing investments, deposit growth, and borrowed funds. We believe that these sources of liquidity will be sufficient for us to meet our liquidity needs over the next twelve months.

Interest Rate Sensitivity

Interest rate sensitivity is an important factor in the management of the composition and maturity configurations of our earning assets and our funding sources. The primary objective of our asset/liability management is to ensure the steady growth of our primary earnings component, net interest income. Our net interest income can fluctuate with significant interest rate movements. We may attempt to structure the statement of financial condition so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. However, imbalances in these repricing opportunities at any point in time may be appropriate to mitigate risks from fee income subject to interest rate risk, such as mortgage-banking activities.

The measurement of our interest rate sensitivity, or “gap,” is one of the techniques used in asset/liability management. Interest sensitive gap is the dollar difference between our assets and liabilities which are subject to interest rate pricing within a given time period, including both floating-rate or adjustable-rate instruments and instruments which are approaching maturity. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable.

Our management and our board of directors oversee the asset/liability management function and meet periodically to monitor and manage the statement of financial condition, control interest rate exposure, and evaluate pricing strategies. We evaluate the asset mix of the statement of financial condition continually in terms of several variables: yield, credit quality, funding sources, and liquidity. Our management of the liability mix of the statement of financial condition focuses on expanding our various funding sources and promotion of deposit products with desirable repricing or maturity characteristics.

In theory, we can diminish interest rate risk through maintaining a nominal level of interest rate sensitivity. In practice, this is made difficult by a number of factors including cyclical variation in loan demand, different impacts on our interest-sensitive assets and liabilities when interest rates change, and the availability of our funding sources. Accordingly, we strive to manage the interest rate sensitivity gap by adjusting the maturity of and establishing rates on the interest-earning asset portfolio and certain interest-bearing liabilities commensurate with our expectations relative to market interest rates. Additionally, we may employ the use of off-balance sheet instruments, such as interest rate swaps or caps, to manage our exposure to interest rate movements. Generally, we attempt to maintain a balance between rate-sensitive assets and liabilities that is appropriate to minimize our overall interest rate risk, not just our net interest margin.

Our interest rate sensitivity position as of December 31, 2017 is presented in the following table. Our assets and liabilities are scheduled based on maturity or repricing data except for core deposits which are based on internal core deposit analyses. These assumptions are validated periodically by management. The difference between our rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. As of December 31, 2017, we had a one-year cumulative negative gap of $163.7 million.

	180 days or less	181 days - one year	One-five years	> 5 years	Total
	(dollars in thousands)
Interest-bearing deposits (1)	$28,251	$-	$-	$-	$28,251
Securities	2,999	7,009	22,408	32,006	64,422
Restricted stock investments	4,489	-	-	-	4,489
LHFS	4,530	-	-	-	4,530
Loans	49,213	126,219	253,305	239,414	668,151
	$89,482	$133,228	$275,713	$271,420	$769,843

Savings	$32,905	$32,906	$32,906	$-	$98,717
NOWs	42,618	20,998	-	-	63,616
Money market	57,463	27,712	18,474	-	103,649
Certificates of deposit	40,541	95,631	127,241	-	263,413
Borrowings	15,000	-	70,000	3,500	88,500
Subrodinated debentures	20,619	-	-	-	20,619
	$209,146	$177,247	$248,621	$3,500	$638,514

Period	$(119,664)	$(44,019)	$27,092	$267,920
% of Assets	(14.87)%	(5.47)%	3.37%	33.29%
Cumulative	$(119,664)	$(163,683)	$(136,591)	$131,329
% of Assets	(14.87)%	(20.34)%	(16.97)%	16.32%
Cumulative assets to liabilities	42.78%	57.64%	78.49%	120.57%

(1)	Includes certificates of deposit held for investment

While we monitor interest rate sensitivity gap reports, we primarily test our interest rate sensitivity through the deployment of simulation analysis. We use earnings simulation models to estimate what effect specific interest rate changes would have on our net interest income. Simulation analysis provides us with a more rigorous and dynamic measure of interest sensitivity. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage-related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change, and pricing features such as interest rate floors are incorporated. We attempt to structure our asset and liability management strategies to mitigate the impact on net interest income by changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. We use the PROFITstar® model to monitor our exposure to interest rate risk, which calculates changes in the economic value of equity (“EVE”).

At December 31, 2017, the simulation model provided the following interest-rate risk profile (changes in the EVE):

Change in Rates		Amount	$ Change	% Change
		(dollars in thousands)
+400	bp	$172,973	$(28,022)	(13.94)%
+300	bp	182,481	(18,514)	(9.21)%
+200	bp	190,514	(10,481)	(5.21)%
+100	bp	197,066	(3,929)	(1.95)%
0	bp	200,995
-100	bp	193,536	(7,459)	(3.71)%
-200	bp	176,182	(24,813)	(12.35)%

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

Inflation

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with GAAP and practices within the banking industry which require the measurement of financial condition and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation.  As a financial institution, virtually all of our assets and liabilities are monetary in nature and interest rates have a more significant impact on our performance than the effects of general levels of inflation.  A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless mitigated by increases in our revenues correspondingly. However, we believe that the impact of inflation on our operations was not material for 2017 or 2016.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of interest rate risk, see Item 7 of Part II of this Annual Report on Form 10-K under the heading “Interest Rate Sensitivity.”

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are included herein at pages F-1 through F-38, and incorporated herein by reference.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company has evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2017.   Based upon this evaluation, the CEO and CFO have concluded that, as of the period covered by this report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there was no such change during the quarter ended December 31, 2017.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control over Financial Reporting

The Company is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report.  The consolidated financial statements and notes included in this annual report have been prepared in conformity with accounting principles generally accepted in the U.S., and as such, include some amounts that are based on management’s best estimates and judgments.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework 2013.  Based on its assessment, management concluded that as of December 31, 2017, the Company’s internal control over financial reporting is effective and meets the criteria of the Internal Control – Integrated Framework 2013.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a provision of the Dodd-Frank Act which eliminates such requirement for “smaller reporting companies,” as defined in SEC regulations.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company has adopted a code of ethics that applies to its employees, including its CEO, CFO, and persons performing similar functions, and directors.  A copy of the code of ethics is filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the SEC on March 25, 2004. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any future amendments to a provision of its code of ethics by posting such information on the Company’s website: www.severnbank.com.

The additional information required by this item will be included in the Company’s definitive Proxy Statement relating to the 2018 Annual Stockholders Meeting (“Proxy Statement”), which the Company intends to file with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item will be included in the Company’s Proxy Statement, which the Company intends to file with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to our equity compensation plans is incorporated herein by reference to the section entitled “Equity Compensation Plan” contained in Item 5 of Part II of this Annual Report on Form 10-K.

The additional information required by this item will be included in the Company’s Proxy Statement, which the Company intends to file with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Company’s Proxy Statement, which the Company intends to file with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the Company’s Proxy Statement, which the Company intends to file with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) and (b) Exhibits Required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this Form 10-K:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Severn Bancorp, Inc., as amended (1)
3.2	Bylaws of Severn Bancorp, Inc., as amended (2)
4.1	Warrant for Purchase of Shares of Common Stock (3)
4.2	Form of Common Stock Certificate
10.1+	Stock Option Plan (4)
10.2+	Employee Stock Ownership Plan (5)
10.3+	Form of Common Stock Option Agreement (6)
10.4+	2008 Equity Incentive Plan (7)
10.5+	Form of Subscription Agreement (8)
10.6	Form of Subordinated Note (8)
10.7+	Form of Director Option Award (9)
10.8+	Form of Employee Option Award (9)
14.1	Code of Ethics (10)
21.1*	Subsidiaries of Severn Bancorp, Inc.
23.1*	Consent of BDO USA, LLP
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*
The following financial statements from Severn Bancorp, Inc. Annual Report on Form 10-K as of December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

+ Denotes management contract, compensatory plan, or arrangement.
* Filed herewith.

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 11, 2009.
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2007 and filed with Securities and Exchange Commission on March 12, 2008.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2008.
(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 21, 2005.
(5)	Incorporated by reference from the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 7, 2002.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006.
(7)	Incorporated by reference from the Company’s 2008 Proxy Statement filed with Securities and Exchange Commission on March 12, 2008.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and filed with the Securities and Exchange Commission on August 13, 2010.
(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 25, 2004.

ITEM 16	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVERN BANCORP, INC.
March 29, 2018	/s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated on March 29, 2018.

/s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board,
President, Chief Executive Officer,
and Director (Principal Executive Officer)

/s/ Paul B. Susie
Paul B. Susie, Executive Vice
President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Konrad M. Wayson
Konrad M. Wayson, Director
Vice Chairman of the Board

/s/ Raymond S. Crosby
Raymond S. Crosby, Director

/s/ James H. Johnson, Jr.
James H. Johnson, Jr., Director

/s/ David S. Jones
David S. Jones, Director

/s/ Eric M. Keitz
Eric M. Keitz, Director

/s/ John A. Lamon III
John A. Lamon III, Director

/s/ Albert W. Shields
Albert W. Shields, Director

/s/ Mary Kathleen Sulick
Mary Kathleen Sulick, Director

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Severn Bancorp, Inc.
Annapolis, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Severn Bancorp, Inc. and Subsidiaries, (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/BDO USA, LLP

We have served as the Company’s auditor since 2013.

Harrisburg, Pennsylvania

March 29, 2018

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Cash and due from banks	$2,382	$39,396
Federal funds sold and interest-bearing deposits in other banks	19,471	27,618
Cash and cash equivalents	21,853	67,014
Certificates of deposit held for investment	8,780	100
Securities available for sale, at fair value	10,119	-
Securities held to maturity (fair value of $54,004 and $62,827 at December 31, 2017 and 2016, respectively)	54,303	62,757
Loans held for sale, at fair value at December 31, 2017	4,530	10,307
Loans receivable	668,151	610,278
Allowance for loan losses	(8,055)	(8,969)
Loans, net	660,096	601,309
Real estate acquired through foreclosure	403	973
Restricted stock investments	4,489	5,103
Premises and equipment, net	23,139	24,030
Accrued interest receivable	2,640	2,249
Deferred income taxes	5,302	10,081
Bank owned life insurance	5,064	-
Goodwill	1,099	334
Other assets	2,970	3,228
Total assets	$804,787	$787,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest bearing	$72,833	$58,145
Interest-bearing	529,395	513,801
Total deposits	602,228	571,946
Long-term borrowings	88,500	103,500
Subordinated debentures	20,619	20,619
Accrued expenses and other liabilities	2,340	3,490
Total liabilities	713,687	699,555

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
Preferred stock series “A,” 437,500 shares issued and outstanding and $3,500 liquidation preference at both December 31, 2017 and 2016	4	4
Common stock, $0.01 par value, 20,000,000 shares authorized; 12,233,424 and 12,123,179 shares issued and outstanding at December 31, 2017 and 2016, respectively	122	121
Additional paid-in capital	65,137	64,471
Retained earnings	25,872	23,334
Accumulated other comprehensive loss	(35)	-
Total stockholders’ equity	91,100	87,930
Total liabilities and stockholders’ equity	$804,787	$787,485

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Years Ended December 31,
	2017	2016
Interest income:
Loans	$30,294	$29,262
Securities	1,233	1,149
Other earning assets	697	339
Total interest income	32,224	30,750
Interest expense:
Deposits	4,037	4,033
Long-term borrowings and subordinated debentures	3,593	4,528
Total interest expense	7,630	8,561
Net interest income	24,594	22,189
Reversal of provision for loan losses	(650)	(350)
Net interest income after reversal of provision for loan losses	25,244	22,539
Noninterest income:
Mortgage-banking revenue	1,507	3,654
Real estate commissions	1,358	1,529
Real estate management fees	675	738
Credit report and appraisal fees	464	380
Deposit service charges	538	227
Other noninterest income	696	543
Total noninterest income	5,238	7,071
Noninterest expense:
Compensation and related expenses	14,734	15,425
Occupancy	1,358	1,858
Legal fees	143	264
Write-downs, losses, and costs of real estate acquired through foreclosure, net	132	194
Federal Deposit Insurance Corporation insurance premiums	115	582
Professional fees	462	905
Advertising	788	703
Data processing	907	747
Credit report and appraisal fees	594	651
Licensing and software	423	453
Mortgage leads purchased	235	710
Other noninterest expense	2,751	1,592
Total noninterest expense	22,642	24,084
Net income before income tax provision (benefit)	7,840	5,526
Income tax provision (benefit)	5,022	(10,014)
Net income	2,818	15,540
Amortization of discount on Series B preferred stock	-	(781)
Dividends on preferred stock	(280)	(1,441)
Net income available to common stockholders	$2,538	$13,318
Net income per common share - basic	$0.21	$1.16
Net income per common share - diluted	$0.21	$1.15

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Years Ended December 31,
	2017	2016
Net income	$2,818	$15,540
Other comprehensive loss items:
Unrealized holding losses on available-for-sale securities arising during the period (net of tax benefit of $21 in 2017)	(34)	-
Realized gains, net of tax expense of $1 in 2017	(1)	-
Total other comprehensive loss	(35)	-
Total comprehensive income	$2,783	$15,540

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)

	Year Ended December 31, 2017
	Number of Shares of Preferred Stock	Number of Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2017	437,500	12,123,179	$4	$121	$64,471	$23,334	$-	$87,930
Net income	-	-	-	-	-	2,818	-	2,818
Stock-based compensation	-	-	-	-	205	-	-	205
Stock issued in purchase transaction	-	108,084	-	1	774	-	-	775
Stock issued, net of costs	-	2,161	-	-	207	-	-	207
Dividend declared on Series A preferred stock	-	-	-	-	-	(280)	-	(280)
Repurchase of warrant	-	-	-	-	(520)	-	-	(520)
Other comprehensive loss	-	-	-	-	-	-	(35)	(35)
Balance at December 31, 2017	437,500	12,233,424	$4	$122	$65,137	$25,872	$(35)	$91,100

	Year Ended December 31, 2016
	Number of Shares of Preferred Stock	Number of Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2016	460,893	10,088,879	$4	$101	$76,335	$10,016	$-	$86,456
Net income	-	-	-	-	-	15,540	-	15,540
Stock-based compensation	-	-	-	-	184	-	-	184
Stock issued, net of costs	-	2,034,300	-	20	10,564	-	-	10,584
Stock redemption on Series B preferred stock	(23,393)	-	-	-	(23,393)	-	-	(23,393)
Dividend declared on Series A preferred stock	-	-	-	-	-	(210)	-	(210)
Dividend declared on Series B preferred stock	-	-	-	-	-	(1,231)	-	(1,231)
Amortization of discount on Series B preferred stock	-	-	-	-	781	(781)	-	-
Balance at December 31, 2016	437,500	12,123,179	$4	$121	$64,471	$23,334	$-	$87,930

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except per share data)

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$2,818	$15,540
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,234	1,164
Amortization of deferred loan fees	(1,215)	(1,330)
Net amortization of premiums and discounts	(189)	412
Reversal of provision for loan losses	(650)	(350)
Write-downs and losses on real estate acquired through foreclosure, net of gains	103	176
Gain on sale of mortgage loans	(1,507)	(3,654)
Proceeds from sale of mortgage loans held for sale	67,396	153,644
Originations of loans held for sale	(60,772)	(147,094)
Stock-based compensation	205	184
Increase in cash surrender value of bank-owned life insurance	(64)	-
Deferred income taxes	4,794	(10,081)
(Increase) decrease in accrued interest receivable	(391)	31
Decrease in other assets	244	1,823
Decrease in accrued expenses and other liabilities	(1,125)	(2,844)
Net cash provided by operating activities	10,881	7,621
Cash flows from investing activities:
Purchase of certificates of deposit held for investment	(8,680)	(100)
Loan principal (disbursements), net of repayments	(56,497)	(11,205)
Repurchases of loans previously sold	(469)	(343)
Redemption of restricted stock investments	614	693
Purchases of premises and equipment, net	(342)	(903)
Purchase of bank-owned life insurance	(5,000)	-
Activity in securities held to maturity:
Purchases	(6,464)	(3,562)
Maturities/calls/repayments	14,937	16,526
Activity in available-for-sale securities:
Purchases	(14,000)	-
Sales	4,000	-
Proceeds from sales of real estate acquired through foreclosure	1,170	2,170
Net cash (used in) provided by investing activities	(70,731)	3,276
Cash flows from financing activities:
Net increase in deposits	30,282	48,175
Additional borrowings	59,950	-
Repayments of borrowings	(74,950)	(15,000)
Repurchase of warrant	(520)	-
Preferred stock dividends	(280)	(7,840)
Stock redemption of Series B preferred stock	-	(23,393)
Proceeds from common stock issuance	207	10,584
Net cash provided by financing activities	14,689	12,526
(Decrease) increase in cash and cash equivalents	(45,161)	23,423
Cash and cash equivalents at beginning of period	67,014	43,591
Cash and cash equivalents at end of period	$21,853	$67,014
Supplemental Information:
Interest paid on deposits and borrowed funds	$7,773	$11,160
Income taxes paid (refunded)	92	(1,457)
Real estate acquired in satisfaction of loans	703	1,575
Transfers of loans held for sale to loan portfolio	660	-

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of Severn Bancorp, Inc. and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”).  Events occurring after the date of the financial statements up to March 29, 2018, the date the financial statements were available to be issued, were considered in the preparation of the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Severn Bancorp, Inc., and its wholly-owned subsidiaries, Mid-Maryland Title Company, Inc., SBI Mortgage Company and SBI Mortgage Company’s subsidiary, Crownsville Development Corporation, and its subsidiary, Crownsville Holdings I, LLC, and Severn Savings Bank, FSB (the “Bank”), and the Bank’s subsidiaries, Louis Hyatt, Inc., Homeowners Title and Escrow Corporation, Severn Financial Services Corporation, SSB Realty Holdings, LLC, SSB Realty Holdings II, LLC, and HS West, LLC.  All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Business

We provide financial services to customers primarily within the Anne Arundel County region of Maryland. A portion of activities related to mortgage lending are more dispersed and cover other parts of Maryland and the Mid-Atlantic region. We serve local consumers, small and medium size businesses, professionals, and other customers by offering a broad range of financial products and services, including Internet and mobile banking, commercial banking, cash management, mortgage lending, and retail banking.  We fund a variety of loan types including commercial and residential real estate loans, commercial term loans and lines and letters of credit, and consumer loans.  We do not have any concentrations to any one industry or customer.  However, our customers’ ability to repay loan agreements is dependent on the real estate and general economic conditions of the market area.

We have no reportable segments.  Management does not separately allocate expenses, including the cost of funding loan demand, between the retail and real estate operations of the Company.  As such, discrete financial information is not available and segment reporting would not be meaningful.

Acquisition

On September 1, 2017, we acquired Mid-Maryland Title Company, Inc. (the “Title Company”) by issuing common stock in a business combination. We issued 108,084 shares in the transaction valued at $775,000.  We recorded $765,000 in goodwill in the transaction.  The acquisition continues our growth strategy and focus on being a full-service provider and complements the mortgage services, commercial banking services, and commercial real estate services we provide. The acquisition of the Title Company has not had a material effect on the Company’s financial condition or results of operations.

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less to be cash equivalents. For reporting purposes, assets grouped in the Consolidated Statements of Financial Condition under the captions “Cash and due from banks” and “Federal funds sold and interest‑bearing deposits in other banks” are considered cash or cash equivalents. For financial statement purposes, these assets are carried at cost. Federal funds sold and interest-bearing deposits in other banks generally have overnight maturities and are in excess of amounts that would be recoverable under Federal Deposit Insurance Corporation (“FDIC”) insurance.

Reclassifications

Certain reclassifications have been made to amounts previously reported to conform to current period presentation.  Such reclassifications had no impact on net income.

Significant Accounting Policies

Certificates of Deposit Held for Investment

We periodically invest cash in certificates of deposit ("CDs") with other financial institutions. We limit the deposit in any one financial institution to $250,000, thereby allowing the CDs to be within the fully insured limits of the FDIC.

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

Loans Held for Sale (“LHFS”)

Mortgage loans originated for sale are carried at fair value. Fair value is determined based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements or third party pricing models. Gains and losses on loan sales are determined using the specific-identification method and are recognized through mortgage-banking revenue in the Consolidated Statement of Operations. LHFS are sold either with the mortgage servicing rights (“MSRs”) released or retained by the Bank.

Loans Receivable

Our loans receivable are stated at their principal balance outstanding, net of related deferred fees and costs.  Residential lending is generally considered to involve less risk than other forms of lending, although payment experience on these loans is dependent to some extent on economic and market conditions in the Bank’s lending area. Multifamily residential, commercial, construction, and other loan repayments are generally dependent on the operations of the related properties or the financial condition of the borrower or guarantor.  Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy.  A substantial portion of the Bank’s loans receivable consists of mortgage loans secured by residential and commercial real estate properties located in the State of Maryland.  Loans are extended only after evaluation by management of customers’ creditworthiness and other relevant factors on a case-by-case basis. The Bank generally does not lend more than 80% of the appraised value of a property and requires private mortgage insurance on residential mortgages with loan-to-value (“LTV”) ratios in excess of 80%.  In addition, the Bank generally obtains personal guarantees of repayment from borrowers and/or others for construction, commercial, and multifamily residential loans and disburses the proceeds of construction and similar loans only as work progresses on the related projects.

Income recognition

Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan term or until the date of sale or disposition. Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes impaired. Any interest accrued to income in the year when interest accruals are discontinued is generally reversed. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. See additional information on nonaccrual interest and loan impairment later in this section.

Fees and costs

Origination and commitment fees and direct origination costs on loans held for investment generally are deferred and amortized to income over the contractual lives of the related loans using the interest method. Under certain circumstances, commitment fees are recognized over the commitment period or upon expiration of the commitment. Fees to extend loans three months or less are recognized in income upon receipt. Unamortized loan fees are recognized in income when the related loans are sold or prepaid.

Transfers of LHFS

In accordance with Financial Accounting Standards Board (“FASB”) guidance on mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company’s loan portfolio are valued at lower of cost or market value (“LCM”) at the time of the transfer with any decline in value recorded as a charge against mortgage-banking revenue.

Troubled Debt Restructured Loans (“TDR” or “TDRs”)

We strive to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. In situations where, for economic or legal reasons related to a borrower’s financial difficulties, we may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related now-modified loan is classified as a TDR. These modified terms may include rate reductions, principal forgiveness, payment extensions, payment forbearance, and/or other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. These loans are excluded from pooled loss forecasts and a separate reserve is provided under the accounting guidance for loan impairment. At the time that a loan is modified, we evaluate any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole remaining source of repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. Any impairment amount is then set up as an allocated portion of the Allowance.

Loan Impairment

A loan is considered impaired if it meets any of the following three criteria:

●	Loans that are 90 days or more in arrears (nonaccrual loans);
●	Loans where, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement; or
●	Loans that are modified and qualify as TDRs.

If a loan is considered to be impaired, it is then determined to be either cash flow or collateral dependent for purposes of Allowance determination (see Allowance discussion below).

Nonaccrual Interest

The accrual of interest on loans is discontinued at the time the loan is 90 days past due.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed in nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed in nonaccrual status or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, generally after six months of consecutive current payments and an updated analysis of the borrower’s ability to service the loan. Our policy for recording payments received on nonaccrual loans is to record the payment towards principal and interest on a cash basis until such time as the loan is returned to accrual status.

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

Future additions or reductions in the Allowance may be necessary based on changes in economic conditions, particularly in Anne Arundel County and the State of Maryland.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s Allowance.  Such agencies may require the Bank to recognize additions to the Allowance based on their judgment about information available to them at the time of their examination.

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

The general component relates to loans that are classified as doubtful, substandard, or special mention that are not considered impaired, as well as nonclassified loans.  The general reserve is based on historical loss experience adjusted for qualitative factors.  These qualitative factors include, but are not limited to:

●	Levels and trends in delinquencies and nonaccruals;
●	Inherent risk in the loan portfolio;
●	Trends in volume and terms of the loan;
●	Effects of any change in lending policies and procedures;
●	Experience, ability, and depth of management;
●	National and local economic trends and conditions;
●	Effect of any changes in concentration of credit; and
●	Industry conditions.

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

With respect to all loan segments, we do not charge off a loan, or a portion of a loan, until one of the following conditions have been met:

●
The property collateralizing the loan has been foreclosed upon. At the time of foreclosure, a charge-off is recorded for the difference between the recorded amount of the loan and the net value of the underlying collateral;

●
An agreement to accept less than the recorded balance of the loan has been made with the borrower. Once an agreement has been finalized and any proceeds from the borrower are received, a charge-off is recorded for the difference between the recorded amount of the loan and the net value of the underlying collateral; or

●
The collateral valuation on a collateral dependent impaired loan is less than the recorded balance. The loan is charged off for accounting purposes by the amount of the difference between the recorded balance and collateral value.

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

Restricted Stock Investments

Our restricted stock investments include stock of the Federal Home Loan Bank of Atlanta (the “FHLB”) and capital stock of several bankers’ banks.  Our investment in the FHLB stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of GAAP, because its ownership is restricted and it lacks a market.  FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution.  The Bank’s investment in the capital stock of the bankers’ banks is carried at cost as no readily available market exists for these stocks and they have no quoted market values.

We evaluated the FHLB stock for impairment in accordance with GAAP.  The Bank’s determination of whether this investment is impaired is based on an assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value.  The determination of whether a decline in value affects the ultimate recoverability of its cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB, and (4) the liquidity position of the FHLB.  Management has evaluated the FHLB stock for impairment and believes that no impairment charge is necessary as of December 31, 2017.

Premises and Equipment

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

Bank Owned Life Insurance (“BOLI”)

BOLI is carried at the aggregate cash surrender value of life insurance policies owned where the Company or its subsidiary is named beneficiary. Increases in cash surrender value derived from crediting rates for underlying insurance policies is credited to noninterest income.

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination and is allocated to the Bank’s reporting units.  Based upon an in-depth analysis performed in accordance with FASB guidance, we have determined that we have one reporting unit – commercial and consumer banking.

Goodwill is not amortized but is tested for impairment periodically. We assess goodwill for potential impairment annually as of December 31, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset.  As of the testing date, we determine the fair value of the reporting unit.  If the fair value of the reporting unit exceeds its book value, no write-down of the recorded goodwill is required.

As of December 31, 2017, we performed a fair value analysis for the reporting period and determined that the fair value of the reporting unit was greater than its carrying amount and that there was no evidence of impairment of goodwill.

Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income taxes are provided on income and expense items when they are reported for financial statement purposes in periods different from the periods in which these items are recognized in the income tax returns. Deferred tax assets are recognized only to the extent that it is more likely than not that such amounts will be realized based upon consideration of available evidence, including tax planning strategies and other factors.

The calculation of tax assets and liabilities is complex and requires the use of estimates and judgment since it involves the application of complex tax laws that are subject to different interpretations by us and the various tax authorities.  These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law.

Periodically and in the ordinary course of business, we are involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions we take in our tax returns.  Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are initially and subsequently measured as the largest amount of tax benefit or liability that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  For tax positions not meeting the “more likely than not” test, no tax benefit or liability is recorded.   Management believes it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty.  No assurance can be given that the final outcome of these matters will not be different than what is reflected in the financial statements.

We recognize interest and penalties related to income tax matters in income tax expense.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on AFS securities, are reported as a separate component of the equity section of the consolidated statements of financial condition, and, along with net income, are components of comprehensive income. The Company’s sole component of accumulated other comprehensive income/loss is unrealized gains/losses on AFS securities.

Derivative Financial Instruments and Hedging

We account for derivatives in accordance with FASB literature on accounting for derivative instruments and hedging activities. When we enter into a derivative contract, we designate the derivative as held for trading, an economic hedge, or a qualifying hedge as detailed in the literature. The designation may change based upon management’s reassessment or changing circumstances. Derivatives utilized by the Company include interest rate lock commitments (“IRLC” or “IRLCs”) and forward settlement contracts. IRLCs occur when we originate mortgage loans with interest rates determined prior to funding. Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency, or commodity at a predetermined future date, and rate or price.

We designate at inception whether a derivative contract is considered hedging or nonhedging. All of our derivatives are nonexchange traded contracts, and as such, their fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation.

For qualifying hedges, we formally document at inception all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various accounting hedges. We utilize derivatives to manage interest rate sensitivity in certain cases.

At December 31, 2017 and 2016, we did not have any designated hedges as we do not designate IRLCs or forward sales commitments on residential mortgage originations as hedges. We recognize any gains and losses on IRLCs and forward sales commitments on residential mortgage originations through mortgage-banking revenue in the Consolidated Statements of Operations.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate that our carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through a requirement to repurchase them before their maturity.

Advertising Costs

We expense our advertising costs as incurred, except payments for major sponsorships which are amortized over an estimated life not to exceed one year. Advertising expenses were $788,000 and $703,000 for the years ended December 31, 2017 and 2016, respectively.

Recent Accounting Pronouncements

Pronouncements Adopted

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Stock Compensation:  Improvements to Employee Share-Based Payment Accounting, the purpose of which is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows.  ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early application was permitted. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operation, or cash flows. We have elected to account for stock option forfeitures when they occur.

Pronouncements Issued

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended by ASU 2015-14, Revenue from Contracts with Customers:  Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers:  Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers:  Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue form Contracts with Customers, that provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers. The guidance also provides for a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. This standard may affect an entity’s financial statements, business processes and internal control over financial reporting. The standard is effective for interim and annual periods beginning after December 15, 2017. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. For all affected revenue streams, we are currently planning to use a modified retrospective approach to uncompleted contracts at the date of adoption. Periods prior to the date of adoption are not retrospectively revised, but a cumulative effect of adoption is recognized for the impact of the ASU on uncompleted contracts at the date of adoption. The Company adopted the pronouncement on January 1, 2018 and has substantially completed an assessment of the revenue contracts for the revenue streams identified to be in scope. The Company’s accounting policies and revenue recognition principles will not change materially as the principles of ASC 606 are largely consistent with the current revenue recognition practices.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall:  Recognition and Measurement of Financial Assets and Financial Liabilities, which requires entities to measure equity investments at fair value and recognize changes in fair value in net income. The guidance also provides a new measurement alternative for equity investments that do not have readily determinable fair values and don’t qualify for the net asset value practical expedient. Entities will have to record changes in instrument–specific credit risk for financial liabilities measured under the fair value option in other comprehensive income, except for certain financial liabilities of consolidated collateralized financing entities. Entities will also have to reassess the realizability of a deferred tax asset related to an AFS debt security in combination with their other deferred tax assets. For public entities, the guidance in this ASU is effective for the first interim or annual period beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2016, FASB issued ASU 2016-02, Leases, which requires a lessee to recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a “right-of-use” asset. The accounting applied by the lessor is relatively unchanged. The ASU also requires expanded qualitative and quantitative disclosures. For public business entities, the guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and mandates a modified retrospective transition for all entities. Early application is permitted. We have determined that the provisions of ASU No. 2016-02 may result in an increase in assets to recognize the present value of the lease obligations, with a corresponding increase in liabilities; however, we do not expect this to have a material impact on our financial position, results of operations, or cash flows.

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

In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides guidance regarding the presentation of certain cash receipts and cash payments in the statement of cash flows, addressing eight specific cash flow classification issues, in order to reduce existing diversity in practice. The standard is effective for interim and annual reporting periods beginning after December 15, 2017.  The Company adopted the pronouncement on January 1, 2018 with no material impact on its financial position, results of operations, or cash flows.

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

In February 2018, FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the adoption of ASU No. 2018-02 to have a material impact on its financial position, results of operations, or cash flows.

Note 2 - Correction of an Immaterial Prior Year Error

In 2016, we redeemed the Series B preferred stock sold in 2008 to the U.S. Department of the Treasury (the “TARP Shares”).  At the time of the redemption, the remaining unamortized discount of $511,000 should have been fully amortized into additional paid-in capital and retained earnings and reflected as a reduction to net income available to common stockholders. This treatment was not reflected in the consolidated financial statements included in the 2016 Annual Report on Form 10-K. We determined that this amount was not material to the 2016 consolidated financial statements. Our 2016 consolidated financial statements within these consolidated financial statements have been adjusted to reflect the proper recognition of the remaining discount at the time of the redemption as a $511,000 adjustment to net income available to common stockholders, revising the originally reported amount from $13.8 million to $13.3 million. The adjustment had no impact on total assets at December 31, 2016 and no impact on net income for the year ended December 31, 2016.

Note 3 - Securities

The amortized cost and estimated fair values of our AFS securities portfolio was as follows as of December 31, 2017:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
U.S. government agency notes	$10,169	$-	$50	$10,119

We did not hold any AFS securities as of December 31, 2016.

The amortized cost and estimated fair values of our HTM securities portfolio were as follows as of December 31:

	2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
U.S. Treasury securities	$4,994	$68	$6	$5,056
U.S. government agency notes	19,004	81	99	18,986
Mortgage-backed securities	30,305	27	370	29,962
	$54,303	$176	$475	$54,004

	2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
U.S. Treasury securities	$12,998	$167	$-	$13,165
U.S. government agency notes	20,027	133	54	20,106
Mortgage-backed securities	29,732	52	228	29,556
	$62,757	$352	$282	$62,827

Gross unrealized losses and fair value by length of time that the individual HTM securities have been in an unrealized loss position at the dates indicated are presented in the following tables as of December 31:

	2017
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
U.S. Treasury securities	$1,993	$6	$-	$-	$1,993	$6
U.S. government agency notes	6,977	23	6,964	76	13,941	99
Mortgage-backed securities	20,993	217	7,046	153	28,039	370
	$29,963	$246	$14,010	$229	$43,973	$475

	2016
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
U.S. government agency notes	$5,002	$54	$-	$-	$5,002	$54
Mortgage-backed securities	23,457	228	-	-	23,457	228
	$28,459	$282	$-	$-	$28,459	$282

The gross unrealized loss in the AFS securities portfolio is on $10.0 million fair value of securities and has existed for less than twelve months.

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

Contractual maturities of debt securities at December 31, 2017 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS Securities		HTM Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(dollars in thousands)
Due in one year or less	$-	$-	$10,011	$10,008
Due after one through five years	10,169	10,119	12,020	11,990
Due after five years through ten years	-	-	1,967	2,044
Mortgage-backed securities	-	-	30,305	29,962
	$10,169	$10,119	$54,303	$54,004

There were no securities pledged as collateral as of December 31, 2017 or December 31, 2016.

Note 4 - Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows at December 31:

	2017	2016
	(dollars in thousands)
Residential mortgage	$287,656	$260,603
Commercial	37,356	46,468
Commercial real estate	236,302	195,710
Construction, land acquisition, and development	93,060	90,102
Home equity/2nds	15,703	19,129
Consumer	1,084	1,210
Total loans receivable	671,161	613,222
Unearned loan fees	(3,010)	(2,944)
Net loans receivable	$668,151	$610,278

Certain loans in the amount of $196.9 million have been pledged under a blanket floating lien to the FHLB as collateral against advances.

At December 31, 2017, the Bank was servicing $33.5 million in loans for the Federal National Mortgage Association and $16.0 million in loans for the Federal Home Loan Mortgage Corporation.

Credit Quality

An Allowance is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience.  Management has an established methodology to determine the adequacy of the Allowance that assesses the risks and losses inherent in the loan portfolio.  The methodology takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay.  Determining the amount of the Allowance requires the use of estimates and assumptions. Actual results could differ significantly from those estimates.  While management uses available information to estimate losses on loans, future additions to the Allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies periodically review the Allowance as an integral part of their examination process.  Such agencies may require us to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination.  Management believes the Allowance is adequate as of December 31, 2017 and December 31, 2016.

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

Inherent Credit Risks

The inherent credit risks within the loan portfolio vary depending upon the loan class as follows:

Residential mortgage - secured by one to four family dwelling units. The loans have limited risk as they are secured by first mortgages on the unit, which are generally the primary residence of the borrower, at a LTV of 80% or less.

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

The following tables present, by portfolio segment, the changes in the Allowance and the recorded investment in loans as of and for the years ended December 31:

	2017
	Residental Mortgage	Commercial	Commercial Real Estate	ADC	Home Equity/ 2nds	Consumer	Total
	(dollars in thousands)
Beginning Balance	$3,833	$478	$2,535	$1,390	$728	$5	$8,969
Charge-offs	(726)	-	-	-	(98)	(2)	(826)
Recoveries	375	-	157	-	30	-	562
Net (charge-offs) recoveries	(351)	-	157	-	(68)	(2)	(264)
(Reversal of) provision for loan losses	(383)	49	113	(154)	(274)	(1)	(650)
Ending Balance	$3,099	$527	$2,805	$1,236	$386	$2	$8,055

Ending balance - individually evaluated for impairment	$1,181	$-	$182	$48	$-	$2	$1,413
Ending balance - collectively evaluated for impairment	1,918	527	2,623	1,188	386	-	6,642
	$3,099	$527	$2,805	$1,236	$386	$2	$8,055

Ending loan balance - individually evaluated for impairment	$18,219	$-	$2,917	$991	$-	$84	$22,211
Ending loan balance - collectively evaluated for impairment	266,427	37,356	233,385	92,069	15,703	1,000	645,940
	$284,646	$37,356	$236,302	$93,060	$15,703	$1,084	$668,151

	2016
	Residental Mortgage	Commercial	Commercial Real Estate	ADC	Home Equity/ 2nds	Consumer	Total
	(dollars in thousands)
Beginning Balance	$4,188	$291	$2,792	$956	$528	$3	$8,758
Charge-offs	(151)	(17)	(178)	(72)	(50)	-	(468)
Recoveries	324	54	23	157	421	50	1,029
Net recoveries (charge-offs)	173	37	(155)	85	371	50	561
(Reversal of) provision for loan losses	(528)	150	(102)	349	(171)	(48)	(350)
Ending Balance	$3,833	$478	$2,535	$1,390	$728	$5	$8,969

Ending balance - individually evaluated for impairment	$1,703	$15	$196	$53	$402	$4	$2,373
Ending balance - collectively evaluated for impairment	2,130	463	2,339	1,337	326	1	6,596
	$3,833	$478	$2,535	$1,390	$728	$5	$8,969

Ending loan balance - individually evaluated for impairment	$20,403	$148	$5,656	$858	$3,137	$96	$30,298
Ending loan balance - collectively evaluated for impairment	237,256	46,320	190,054	89,244	15,992	1,114	579,980
	$257,659	$46,468	$195,710	$90,102	$19,129	$1,210	$610,278

The following tables present the credit quality breakdown of our loan portfolio by class as of December 31:

	2017
	Pass	Special Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$277,867	$1,563	$5,216	$284,646
Commercial	37,312	44	-	37,356
Commercial real estate	228,746	4,615	2,941	236,302
ADC	91,868	-	1,192	93,060
Home equity/2nds	14,384	465	854	15,703
Consumer	1,084	-	-	1,084
	$651,261	$6,687	$10,203	$668,151

	2016
	Pass	Special Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$248,819	$4,316	$4,524	$257,659
Commercial	46,011	204	253	46,468
Commercial real estate	184,820	7,420	3,470	195,710
ADC	89,324	-	778	90,102
Home equity/2nds	16,056	472	2,601	19,129
Consumer	1,210	-	-	1,210
	$586,240	$12,412	$11,626	$610,278

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31:
	2017
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total	Non- Accrual
	(dollars in thousands)
Residential mortgage	$1,006	$-	$-	$1,006	$283,640	$284,646	$3,891
Commercial	-	-	-	-	37,356	37,356	78
Commercial real estate	948	-	-	948	235,354	236,302	159
ADC	-	-	-	-	93,060	93,060	314
Home equity/2nds	-	-	-	-	15,703	15,703	1,268
Consumer	-	-	-	-	1,084	1,084	-
	$1,954	$-	$-	$1,954	$666,197	$668,151	$5,710

	2016
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total	Non- Accrual
	(dollars in thousands)
Residential mortgage	$1,472	$2,074	$964	$4,510	$253,149	$257,659	$3,580
Commercial	-	-	-	-	46,468	46,468	151
Commercial real estate	-	171	515	686	195,024	195,710	2,938
ADC	106	-	6	112	89,990	90,102	269
Home equity/2nds	34	-	2,174	2,208	16,921	19,129	2,914
Consumer	4	-	-	4	1,206	1,210	-
	$1,616	$2,245	$3,659	$7,520	$602,758	$610,278	$9,852

We do not have any loans greater than 90 days past due and still accruing as of December 31, 2017 or 2016.

The interest which would have been recorded on the above nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $688,000 and $933,000 for the years ended December 31, 2017 and 2016, respectively.  The actual interest income recorded on those loans was approximately $282,000 and $427,000 for the years ended December 31, 2017 and 2016, respectively.

The following tables summarize impaired loans as of and for the years ended December 31:

	2017			2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related Allowance:	(dollars in thousands)
Residential mortgage	$12,929	$11,572	$-	$9,854	$9,338	$-
Commercial	-	-	-	-	-	-
Commercial real estate	1,562	1,507	-	3,900	3,698	-
ADC	636	636	-	441	441	-
Home equity/2nds	-	-	-	2,139	1,529	-
Consumer	-	-	-	-	-	-
With a related Allowance:
Residential mortgage	6,761	6,647	1,181	11,176	11,065	1,703
Commercial	-	-	-	148	148	15
Commercial real estate	1,410	1,410	182	1,958	1,958	196
ADC	392	355	48	417	417	53
Home equity/2nds	-	-	-	1,608	1,608	402
Consumer	84	84	2	96	96	4
Totals:
Residential mortgage	19,690	18,219	1,181	21,030	20,403	1,703
Commercial	-	-	-	148	148	15
Commercial real estate	2,972	2,917	182	5,858	5,656	196
ADC	1,028	991	48	858	858	53
Home equity/2nds	-	-	-	3,747	3,137	402
Consumer	84	84	2	96	96	4

	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related Allowance:	(dollars in thousands)
Residential mortgage	$10,072	$504	$12,747	$521
Commercial	-	44	145	2
Commercial real estate	2,423	70	4,021	187
ADC	516	29	1,234	36
Home equity/2nds	543	46	1,889	75
Consumer	-	-	17	-
With a related Allowance:
Residential mortgage	8,714	294	10,785	463
Commercial	30	-	174	8
Commercial real estate	1,817	73	2,020	100
ADC	379	22	489	26
Home equity/2nds	572	1	679	7
Consumer	90	2	79	2
Totals:
Residential mortgage	18,786	798	23,532	984
Commercial	30	44	319	10
Commercial real estate	4,240	143	6,041	287
ADC	895	51	1,723	62
Home equity/2nds	1,115	47	2,568	82
Consumer	90	2	96	2

Consumer mortgage loans included in real estate acquired through foreclosure amounted to $206,000 at December 31, 2016.  There were no such loans included in real estate acquired through foreclosure at December 31, 2017.  Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction totaled $3.1 million as of December 31, 2017.

TDRs

The following table presents loans that were modified during the years ended December 31:

	2017			2016
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification
	(dollars in thousands)
Residential Mortgage	$-	$-	$-	3	$624	$624
	$-	$-	$-	3	$624	$624

Interest on our portfolio of TDRs was accounted for under the following methods as of December 31:

	2017
	Number of Modifications	Accrual Status	Number of Modifications	Nonaccrual Status	Total Number of Modifications	Total Balance of Modifications
	(dollars in thousands)
Residential mortgage	41	$11,404	2	$736	43	$12,140
Commercial real estate	3	1,862	1	78	4	1,940
ADC	1	137	1	6	2	143
Home equity/2nds	1	227	-	-	1	227
Consumer	4	84	-	-	4	84
	50	$13,714	4	$820	54	$14,534

	2016
	Number of Modifications	Accrual Status	Number of Modifications	Nonaccrual Status	Total Number of Modifications	Total Balance of Modifications
	(dollars in thousands)
Residential mortgage	47	$15,648	4	$2,137	51	$17,785
Commercial real estate	3	1,914	2	249	5	2,163
ADC	2	170	1	6	3	176
Home equity/2nds	1	238	-	-	1	238
Consumer	5	96	-	-	5	96
	58	$18,066	7	$2,392	65	$20,458

During 2017 and 2016, there were no TDRs that subsequently defaulted during the 12 month period ended December 31, 2017 and 2016.

Note 5 - Premises and Equipment

Premises and equipment are summarized by major classification as follows:

	2017	2016
	(dollars in thousands)
Land	$1,537	$1,537
Building	29,500	29,545
Leasehold improvements	2,485	2,202
Furniture, fixtures, and equipment	2,868	2,718
Total, at cost	36,390	36,002
Less: Accumulated depreciation and amortization	(13,251)	(11,972)
Net premises and equipment	$23,139	$24,030

Depreciation expense was $1.2 million for both years ended December 31, 2017 and 2016.

The Company has five retail branch locations in Anne Arundel County, Maryland, of which it owns three and leases two from third parties.  The current terms of the leases expire in July 2020 and February 2026.  There is no option to renew the lease for any additional terms on the first lease and an option to renew every three to five years on the second lease for twenty-five years.  In addition, the Bank leases office space in Annapolis, Maryland from a third party.  The lease expired January 2017 and was renewed for an additional five year term.

The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to approximately $246,000 and $175,000 in 2017 and 2016, respectively.

Our minimum lease payments due for each of the next five years are as follows:

Years Ended December 31,	(in thousands)
2018	$225
2019	225
2020	185
2021	135
2022	115
Thereafter	417
$1,302

Our minimum future annual rental income on leases is as follows:

Years Ended December 31,	(in thousands)
2018	$1,006
2019	1,006
2020	767
2021	515
2022	244
Thereafter	244
$3,782

H.S. West, LLC, a subsidiary of the Bank, leases space to three unrelated companies and to a law firm of which the President of the Company and the Bank is a partner.  Total gross rental income included in occupancy expense on the Consolidated Statements of Operations was approximately $994,000 and $1.0 million for the years ended December 31, 2017 and 2016, respectively.

Note 6 - Goodwill and Other Intangible Assets

Our goodwill relates to the acquisition of Louis Hyatt, Inc. and Mid-Maryland Title Company, Inc. (acquired in 2017) as follows as of and for the years ended December 31, (dollars in thousands):

	2017			2016
	Louis Hyatt	Mid-Md.	Total	Louis Hyatt
Beginning balance	$334	$-	$334	$334
Goodwill acquired	-	765	765	-
Ending balance	$334	$765	$1,099	$334

Note 7 - Deposits

Deposits are summarized as follows as of December 31:

	2017		2016
	(dollars in thousands)
NOW	$63,616	10.6%	$63,137	11.0%
Money market	103,649	17.2%	66,356	11.6%
Savings	98,717	16.4%	110,492	19.3%
Certificates of deposit	263,413	43.7%	273,816	47.9%
Total interest-bearing deposits	529,395	87.9%	513,801	89.8%
Noninterest-bearing deposits	72,833	12.1%	58,145	10.2%
Total deposits	$602,228	100.0%	$571,946	100.0%

Scheduled maturities of certificates of deposit were as follows as of December 31:

	2017	2016
One year or less	137,357	169,331
Greater than one year to two years	43,020	40,388
Greater than two years to three years	33,791	16,120
Greater than three years to four years	34,680	25,861
Greater than four years to five years	14,565	21,121
Greater than five years	-	995
	263,413	273,816

Certificates of deposit of $250,000 or more totaled $51.4 million and $39.1 million as of December 31, 2017 and 2016, respectively.

Note 8 – Borrowings

Our borrowings consist of advances from the FHLB and a term loan from a commercial bank.  The FHLB advances are available under a specific collateral pledge and security agreement, which requires that we maintain collateral for all of our borrowings equal to 30% of total assets.  Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities of one year or less and may contain prepayment penalties. Long-term borrowings through the FHLB have original maturities up to 15 years and generally contain prepayment penalties.  As of December 31, 2017, our total credit line with the FHLB was $239.3 million, with outstanding balances of $85.0 million and $100.0 million at December 31, 2017 and 2016, respectively.

On September 30, 2016, we entered into a loan agreement with a commercial bank whereby we borrowed $3.5 million for a term of eight years. The unsecured note bears interest at a fixed rate of 4.25% for the first 36 months then, at the option of the Company, converts to either (1) floating rate of the Wall Street Journal Prime plus 50 basis points or (2) fixed rate at 275 basis points over the five year amortizing FHLB rate for the remaining five years. Repayment terms are monthly interest only payments for the first 36 months, then quarterly principal payments of $175,000 plus interest. The loan is subject to a prepayment penalty of 1% of the principal amount prepaid during the first 36 months. If we elect the five year fixed rate of 275 basis points over the FHLB rate (“FHLB Rate Period”), the loan will be subject to a prepayment penalty of 2% during the first and second years of the FHLB Rate Period and 1% of the principal repaid during the third, fourth, and fifth years of the FHLB Rate Period. We may make additional principal payments from internally generated funds of up to $875,000 per year during any fixed rate period without penalty. There is no prepayment penalty during any floating rate period.

Certain information regarding our borrowings is as follows as of December 31:

	2017	2016
Amount outstanding at year-end:	(dollars in thousands)
FHLB advances	$85,000	$100,000
Commercial note payable	3,500	3,500
Weighted-average interest rate at year-end:
FHLB advances	2.40%	3.30%
Commercial note payable	4.25%	4.25%
Maximum outstanding at any month-end:
FHLB advances	$169,950	$125,000
Commercial note payable	3,500	3,500
Average outstanding:
FHLB advances	$91,456	$117,418
Commercial note payable	3,500	3,500
Weighted-average interest rate during the year:
FHLB advances	3.03%	3.10%
Commercial note payable	5.04%	4.37%

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB as of December 31, 2017:

Principal
Amount (in thousands)	Rate	Maturity
$15,000	2.58% to 3.43%	2018
35,000	1.55% to 4.00%	2019
25,000	1.75% to 1.92%	2020
10,000	2.19%	2022
$85,000

Certain loans in the amount of $196.9 million have been pledged under a blanket floating lien to the FHLB as collateral against advances.

Note 9 – Subordinated Debentures

As of December 31, 2017, the Company had outstanding $20.6 million in principal amount of Junior Subordinated Debt Securities, due in 2035 (the “2035 Debentures”).  The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association as Trustee.  The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR plus 200 basis points and mature on January 7, 2035.  Payments of principal, interest, premium, and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture.  The 2035 Debentures became redeemable, in whole or in part, by the Company on January 7, 2010.

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

Under the terms of the 2035 Debenture, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing.  As of December 31, 2015, we had deferred the payment of fifteen quarters of interest and the cumulative amount of interest in arrears not paid, including interest on unpaid interest, was $1.9 million.  During the second quarter of 2016, we paid all of the deferred interest and as of December 31, 2017, we were current on all interest due on the 2035 Debenture.

The Series A Subordinated Notes

On November 15, 2008, the Company completed a private placement offering consisting of a total of 70 units, at an offering price of $100,000 per unit, for gross proceeds of $7.0 million. Each unit consisted of 6,250 shares of the Company’s Series A preferred stock and the Company’s Subordinated Note in the original principal amount of $50,000. In the aggregate, the Series A Preferred Stock totaled $3.5 million and the Subordinated Note totaled $3.5 million.

On September 30, 2016 the $3.5 million aggregate principal amount of Subordinated Notes outstanding was paid in full. Previously, the Subordinated Notes earned interest at an annual rate of 8.0%, payable quarterly in arrears on the last day of March, June, September, and December which commenced December 31, 2008.  The Subordinated Notes were redeemable in whole or in part at the option of the Company at any time beginning on December 31, 2009 until maturity.

Note 10 – Employee Benefit Plans

The Bank has a 401(k) Retirement Savings Plan.  Employees may contribute a percentage of their salary up to the maximum amount allowed by law. The Bank matches 50% of the first 6% of an employee’s contribution. All employees who have completed one year of service with the Bank are eligible to participate in the company match. The Bank’s contributions to this plan were $139,000, and $142,000 for the years ended December 31, 2017 and 2016, respectively.

The Bank has an Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of participating employees. The Bank recognized ESOP expense of $140,000 for each of the years ended December 31, 2017 and 2016. The plan and had allocated shares totaling 530,138 and 522,139, respectively, and had unallocated shares to participants in the plan totaling 10,000 shares and 20,000 shares, respectively, as of December 31, 2017 and 2016.  The fair value of the unallocated shares at December 31, 2017 was approximately $73,000.

Note 11 - Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In July 2013, federal bank regulatory agencies issued final results to revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (“Basel III”).  On January 1, 2015, the Basel III rules became effective and include transition provisions which implement certain portions of the rules through January 1, 2019.  Under the final rules, the effects of certain accumulated other comprehensive items are not excluded; however, banking organizations like us that are not considered “advanced approaches” banking organizations may make a one-time permanent election to continue to exclude these items.  With the submission of the Call Report for the first quarter of 2015, we made this election in order to avoid significant variations in the level of capital that can be caused by interest rate fluctuations on the fair value of the Bank’s AFS securities portfolio.

The Basel III rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.  The new capital conservation buffer requirements began phase in effective January 2016 at 0.625% of risk-weighted assets and increase by that amount each year until fully implemented in January 2019 (1.25% at December 31, 2017).  An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses to executive officers if its capital level falls below the buffer amount.  These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

As of the date of the last regulatory exam, the Bank was considered “well capitalized” and as of December 31, 2017, the Bank continued to meet the requirements to be considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements.

Our regulatory capital amounts and ratios were as follows:

			Minimum		Minimum		To be Well
	Actual		Requirements for Capital Adequacy		Requirements with Capital		Capitalized Under Prompt Corrective
			Purposes		Conservation Buffer		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017	(dollars in thousands)
Common Equity Tier 1 Capital (to risk-weighted assets)	$105,721	16.5%	$28,904	4.5%	$36,933	5.8%	$41,750	6.5%

Total capital (to risk-weighted assets)	113,758	17.7%	51,385	8.0%	59,414	9.3%	64,231	10.0%

Tier 1 capital (to risk-weighted assets)	105,721	16.5%	38,539	6.0%	46,567	7.3%	51,385	8.0%

Tier 1 capital (to average quarterly assets)	105,721	13.5%	31,440	4.0%	41,264	5.3%	39,300	5.0%

December 31, 2016
Common Equity Tier 1 Capital (to risk-weighted assets)	$98,970	16.5%	$26,983	4.5%	$30,730	5.1%	$38,975	6.5%

Total capital (to risk-weighted assets)	106,517	17.8%	47,969	8.0%	51,717	8.6%	59,962	10.0%

Tier 1 capital (to risk-weighted assets)	98,970	16.5%	35,977	6.0%	39,725	6.6%	47,969	8.0%

Tier 1 capital (to average quarterly assets)	98,970	12.9%	30,634	4.0%	35,420	4.6%	38,292	5.0%

Note 12 – Stockholders’ Equity

Series A Preferred Stock

As part of the private placement offering discussed in Note 9 above, the Company issued a total of 437,500 shares of its Series A 8.0% Non-Cumulative Convertible preferred stock (“Series A preferred stock”). On March 13, 2018, the Company notified holders of its Series A preferred stock that the Company has exercised its option to convert all 437,500 outstanding shares of Series A preferred stock into shares of the Company’s common stock. The Company intends to convert the Series A preferred stock on or before April 2, 2018 (“the Conversion Date”). As of the Conversion Date, the Series A preferred stock will no longer be deemed outstanding, and all rights with respect to such stock will cease and terminate, except the right of holders to receive shares of common stock in exchange for their shares of Series A preferred stock.

Previously, if declared by the Company’s board of directors, cash dividends at an annual rate of 8.0% were to be paid quarterly in arrears on the last day of March, June, September, and December, commencing December 31, 2008. Dividends would not be paid on the Company’s common stock in any quarter until the dividend on the Series A Preferred Stock had been paid for such quarter; however, there was no requirement that the Company’s board of directors declare any dividends on the Series A Preferred Stock and any unpaid dividends were not cumulative.  We paid such dividends during 2017 at $70,000 per quarter and during 2016 at $70,000 per quarter for the 2nd, 3rd, and 4th quarters.

Series B Preferred Stock

On November 21, 2008, we entered into an agreement with the U.S. Department of the Treasury (“Treasury”), pursuant to which we issued and sold (i) shares of our Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 556,976 shares of the Company’s common stock, par value $0.01 per share at an exercise price of $6.30 per share of common stock. As of December 31, 2016, the Company had redeemed all outstanding shares of the Preferred Stock. On December 20, 2017, the Company repurchased the warrant from the Treasury for a total repurchase price of $520,000.

Dividend Restrictions

The Company’s ability to declare dividends on its common stock was limited by the terms of the Company’s Series A Preferred Stock and, previously, the Series B Preferred Stock.

Note 13 - Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for each period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options, warrants, and convertible preferred stock, and are determined using the treasury stock method.  Not included in the diluted earnings per share calculation for the years ended December 31, 2017 and December 31, 2016, because they were anti-dilutive, were 135,800 and 94,000 shares, respectively, of common stock issuable upon exercise of outstanding stock options and 437,500 shares of common stock issuable upon conversion of the Company’s Series A Preferred Stock.  Also excluded from the calculation for the year ended December 31, 2016 were 556,976 anti-dilutive shares of common stock issuable upon the exercise of a warrant.

Information relating to the calculations of our income per common share is summarized as follows for the years ended December 31:

	2017	2016
	(dollars in thousands, except for per share data)
Weighted-average shares outstanding - basic	12,160,983	11,522,333
Dilution	116,753	52,559
Weighted-average share outstanding - diluted	12,277,736	11,574,892

Net income available to common stockholders	$2,538	$13,318

Net income per share - basic	$0.21	$1.16
Net income per share - diluted	$0.21	$1.15

Note 14 - Stock-Based Compensation

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

We account for stock-based compensation in accordance with FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the Statement of Operations at fair value.  Additionally, we are required to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award.  The expense is recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense included in the Consolidated Statements of Operations for the years ended December 31, 2017 and 2016 totaled $205,000 and $184,000, respectively.

Information regarding our stock-based compensation plan is as follows as of and for the years ended December 31:

	2017				2016
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	339,500	$5.31			339,800	$4.83
Granted	115,800	7.22			74,000	6.98
Exercised	(2,161)	3.37			(18,800)	3.96
Forfeited	(18,864)	4.59			(55,500)	5.08
Outstanding at end of period	434,275	$5.87	6.7	$619	339,500	$5.31	4.9	$878
Exercisable at end of period	191,395	$4.85	6.3	$477	138,066	$4.48	1.9	$473

The stock-based compensation expense amounts and fair values of options at the time of the grants were derived using the Black-Scholes option-pricing model.  The following weighted average assumptions were used to value options granted for the years ended December 31:

	2017	2016
Expected life	5.5 years	5.5 years
Risk-free interest rate	2.15%	1.77%
Expected volatility	33.79%	58.32%
Expected dividend yield	-	-
Weighted average per share fair value of options granted	$2.44	$3.55

The expected life is based on the vesting period and the expiration date of the option granted.  The Risk-free interest rate is based on the US Treasury’s five year Treasury note rate at the time of the option grant.  The expected volatility is based on the closing common stock price of the Company over a five year period.  The expected dividend yield is based on the Company’s current policy of not paying a common stock dividend.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

As of December 31, 2017, there was $699,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over a period of sixty months.

Note 15 – Income Taxes

Our income tax expense (benefit) consists of the following for the years ended December 31:

	2017	2016
	(dollars in thousands)
Current	$228	$67
Deferred	4,794	(10,081)
Income tax expense	$5,022	$(10,014)

The income tax expense (benefit) is reconciled to the amount computed by applying the federal corporate tax rate of 34% to the net income before taxes as follows for the years ended December 31:

	2017		2016
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Tax at statutory federal rate	$2,666	34.0%	$1,879	34.0%
Change in valuation allowance	-	-	(12,485)	(225.9)%
Adjustment for rate change	1,887	24.1%	-	-
State tax net of Federal income tax benefit	616	7.9%	323	5.8%
Other adjustments	(147)	(1.9)%	269	4.9%
	$5,022	64.1%	$(10,014)	(181.2)%

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following at December 31:

	2017	2016
Deferred tax assets:	(dollars in thousands)
Net operating loss carryforward	$3,446	$7,148
Allowance	3,201	4,636
Reserve on real estate acquired through foreclosure	135	161
Reserve for uncollected interest	108	433
Reserve for contingent liability	31	56
Charitable contributions	127	297
Unrealized losses on AFS securities	15	-
AMT	351	192
Total gross deferred tax assets	7,414	12,923
Deferred tax liabilities:
FHLB stock dividends	61	82
Loan origination costs	534	801
Accelerated depreciation	1,122	1,473
Prepaid expenses	239	264
MSRs	140	220
Other	16	2
Total gross deferred tax liabilities	2,112	2,842
Net deferred tax assets	$5,302	$10,081

At December 31, 2017, federal net operating losses totaled $10.8 million and expire in 2033 and 2034.  The state net operating losses totaled $17.9 million and expire at various times from 2023 through 2033.

In assessing the realizability of federal or state deferred tax assets at December 31, 2017, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and prudent, feasible, and permissible, as well as available, tax planning strategies in making this assessment.  Given the consistent earnings and improving asset quality, the Company’s analysis concluded that, as of December 31, 2017, it was more likely than not that it will generate sufficient taxable income within the applicable carry-forward periods to realize its net deferred tax asset.  The Company will continue to have the benefit of the net operating loss carryforward relating to the deferred tax asset and will have the ability to utilize the carryforward against future federal and state income taxes.

Management performed a similar analysis at June 30, 2016, with the same result and reversed the full valuation allowance carried on the net deferred tax asset at the time of $11.8 million to income tax expense.

On December 22, 2017, H.R.1, commonly known as the Tax Cut and Jobs Act (“Tax Act”), was signed into law. The Tax Act includes many provisions that will effect the Company’s income tax expenses, including reducing the corporate federal tax rate from 34% to 21% effective January 1, 2018. As a result of the rate reduction, the Company was required to re-measure, through income tax expense in the period of enactment, its deferred tax assets and liabilities using the enacted rate at which the Company expects them to be recovered or settled. The re-measurement of the net deferred tax asset resulted in additional income tax expense of $1.9 million.

The statute of limitations for Internal Revenue Service examination of the Company’s federal consolidated tax returns remains open for tax years 2014 through 2017.

Our income tax returns are subject to review and examination by federal and state taxing authorities.  We are no longer subject to examination by federal tax authorities for the years ended before 2013.  The years open to examination by state taxing authorities vary by jurisdiction.

Note 16 – Commitments and  Contingencies

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

The following table shows the contract amounts for our off-balance sheet instruments as of December 31:

	2017	2016
	(dollars in thousands)
Standby letters of credit	$3,480	$4,022
Home equity lines of credit	13,321	7,736
Unadvanced construction commitments	74,720	15,728
Mortgage loan commitments	595	574
Lines of credit	16,612	34,125
Loans sold and serviced with limited repurchase provisions	21,409	70,773

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements and are limited to real estate transactions.  The majority of these standby letters of credit expire within twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes, except for certain standby letters of credit, that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of December 31, 2017 and December 31, 2016 for guarantees under standby letters of credit issued was $42,000 and $94,000, respectively.

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

Mortgage loan commitments not reflected in the accompanying statements of financial condition at December 31, 2017 included two loans at fixed interest rates of 5.0% and 3.875%, respectively, totaling $595,000. At December 31, 2016 such commitments included two loans at a fixed interest rate of 4.25% totaling $574,000.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer’s credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within a period ranging generally from 120 to 180 days after the sale date depending on the investor’s agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.  We established a reserve for potential repurchases for these loans, which amounted to $63,000 at December 31, 2017 and $48,000 at December 31, 2016.  Repurchases amounted to $469,000 and $343,000, respectively, for the years ended December 31, 2017 and 2016.

The Company provides banking services to customers who do business in the medical-use cannabis industry. While the growing, processing, and sales of medical-use cannabis is legal in the state of Maryland, the business currently violates Federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. The strict enforcement of Federal laws regarding medical-use cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the Company’s consolidated financial statements if the Federal government takes actions against the Company. As of December 31, 2017, the Company has not accrued an amount for the potential impact of any such actions.

Following is a summary of the level of business activities with our medical-use cannabis customers:

•	Deposit and loan balances at December 31, 2017 were approximately $19.2 million, 3.2% of total deposits, and $11.9 million, 1.8% of total loans, respectively.
•	Interest and noninterest income for the year ended December 31, 2017 were approximately $280,000 and $230,000, respectively.
•	Volume of deposits accepted in the accounts of medical-use cannabis customers for the year ended December 31, 2017 was approximately $45.1 million.

Note 17 - Fair Value of Financial Instruments

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

Assets and Liabilities Measured on a Recurring Basis

The following tables present fair value measurements for assets and liabilities that are measured at fair value on a recurring basis as of and for the year ended December 31, 2017:

	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes In Fair Values Included In Period Income
Assets:	(dollars in thousands)
AFS Securities - U.S. government agency notes	$10,119	$-	$10,119	$-	$-
LHFS	4,530	-	4,530	-	131
MSRs	477	-	-	477	(80)
IRLCs	22	-	22	-	(140)
Mandatory forward contracts	13	-	13	-	(140)
Best efforts forward contracts	3	-	3	-	3

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

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(dollars in thousands)
December 31, 2017:
MSRs	$477	Market Approach	Weighted average prepayment speed	3.94%

December 31, 2016:
MSRs	$557	Market Approach	Weighted average prepayment speed	3.95%

The activity in MSRs was as follows for the years ended December 31:

	2017	2016
Beginning balance	$557	$623
Valuation adjustment	$(80)	$(66)
Ending balance	$477	$557

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

LHFS

At December 31, 2017, LHFS are carried at fair value, which is determined based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements or third party pricing models. At December 31, 2016, LHFS were carried at LCM, utilizing the same method.

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

Forward Contracts

To avoid interest rate risk, we enter into best efforts forward sales commitments with investors at the time we make an IRLC to a borrower. Once a loan has been closed and funded, the best efforts commitments convert to mandatory forward sales commitments. The mandatory commitments are derivatives, and we measure and report them at fair value. Fair value is based on the gain or loss that would occur if we were to pair-off the transaction with the investor at the measurement date.  This is a level 2 input. We have elected to measure and report best efforts commitments at fair value using a valuation methodology similar to that used for mandatory commitments.

Assets Measured on a Nonrecurring Basis

We may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of LCM accounting or write-downs of individual assets.

For assets measured at fair value on a nonrecurring basis, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of assets as of December 31:

	2017
	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Range of Discount	Weighted Average
	(dollars in thousands)
Impaired loans	$2,793	$-	$-	$2,793	0% - 33%	14.5%
Real estate acquired through foreclosure	178	-	-	178	0% - 22%	11.5%

	2016
	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Range of Discount	Weighted Average
	(dollars in thousands)
Impaired loans	$2,136	$-	$-	$2,136	0% - 2%	2.0%
Real estate acquired through foreclosure	767	-	-	767	0% - 10%	10.0%

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

	December 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$21,853	$21,853	$-	$-	$21,853
Certificates of deposits held for investment	8,780	8,780	-	-	8,780
AFS securities	10,119	-	10,119	-	10,119
HTM securities	54,303	5,056	48,948	-	54,004
LHFS	4,530	-	4,530	-	4,530
Loans receivable	660,096	-	-	672,349	672,349
Restricted stock investments	4,489	-	4,489	-	4,489
Accrued interest receivable	2,640	-	2,640	-	2,640
MSRs	477	-	-	477	477
IRLCs	22	-	22	-	22
Mandatory forward contracts	13	-	13	-	13
Best effort forward contracts	3	-	3	-	3
Liabilities:
Deposits	602,228	-	594,659	-	594,659
Accrued interest payable	395	-	395	-	395
Borrowings	88,500	-	81,303	-	81,303
Subordinated debentures	20,619	-	-	20,619	20,619

	December 31, 2016
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$67,014	$67,014	$-	$-	$67,014
Certificates of deposit held for investment	100	100	-	-	100
HTM securities	62,757	13,165	49,662	-	62,827
LHFS	10,307	-	10,313	-	10,313
Loans receivable	601,309	-	-	602,953	602,953
Restricted stock investments	5,103	-	5,103	-	5,103
Accrued interest receivable	2,249	-	2,249	-	2,249
MSRs	557	-	-	557	557
IRLCs	162	-	162	-	162
Mandatory forward contracts	153	-	153	-	153
Liabilities:
Deposits	571,946	-	572,556	-	572,556
Accrued interest payable	538	-	538	-	538
Borrowings	103,500	-	97,961	-	97,961
Subordinated debentures	20,619	-	-	20,619	20,619

At December 31, 2017 and 2016, the Bank had loan funding commitments of $105.2 million and $58.2 million, respectively, and standby letters of credit outstanding of $3.5 million and $4.0 million, respectively.  The fair value of these commitments is nominal.

Cash and Cash Equivalents

The carrying amount reported in the consolidated statements of financial condition for cash and cash equivalents approximate those assets’ fair values.

Certificates of Deposit Held for Investment

The carrying amount reported in the consolidated statements of financial condition for Certificates of Deposit Held for Investment approximate those assets’ fair value.

HTM Securities

The Company utilizes a third party source to determine the fair value of its securities.  The methodology consists of pricing models based on asset class and includes available trade, bid, other market information, broker quotes, proprietary models, various databases, and trading desk quotes.  We consider our U.S. Treasury securities to be Level 1, with the remaining securities considered Level 2.

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

Accrued Interest Receivable and Payable

The carrying amount of accrued interest receivable and accrued interest payable approximates fair value.

Deposits

The fair values disclosed for demand deposit accounts, savings accounts, and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings

Long-term and short-term borrowings were segmented into categories with similar financial characteristics. Carrying values were discounted using a cash flow approach based on market rates.

Subordinated Debentures

Current economic conditions have rendered the market for this liability inactive.  As such, the Company is unable to determine a good estimate of fair value.  Since the rate paid on the debentures held is lower than what would be required to secure an interest in the same debt at year end and we are unable to obtain a current fair value, we have made the determination that the carrying value approximates the fair value for this liability.

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

There were no transfers between any of Levels 1, 2, and 3 for the years ended December 31, 2017 or 2016.

Note 18 – Related Party Transactions

During the ordinary course of business, we make loans to our directors and their affiliates and several of our policy making officers on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers.

Transactions in related party loans were as follows for the years ended December 31:

	2017	2016
	(dollars in thousands)
Beginning Balance	$3,060	$3,186
Additions	3,667	133
Repayments	(272)	(259)
	$6,455	$3,060

During January 2007, a law firm, in which the President of the Company and the Bank is a partner, entered into a five year lease agreement with a subsidiary of the Company.  The term of the lease is five years with the option to renew the lease for three additional five year terms.  The second option to renew was exercised in January 2017.  The total rent payments received by the subsidiary were $276,000 and $270,000 for the years ended December 31, 2017 and 2016, respectively. The law firm also reimburses the Company for its share of common area maintenance and utilities. The total reimbursement amounted to $131,000 and $133,000, respectivly, for the years ended December 31, 2017 and 2016. In addition, the law firm represents the Company and the Bank in certain legal matters. The fees for services rendered by that firm were $149,000, and $228,000 for the years ended December 31, 2017 and 2016 respectively.

Note 19 – Parent Company Financial Statements

The following is financial information of Severn Bancorp (parent company only):

Statements of Financial Condition

	December 31,
	2017	2016
ASSETS	(dollars in thousands)
Cash	$1,310	$2,012
Equity in net assets of subsidiaries:
Bank	108,735	105,898
Nonbank	3,886	3,014
Other assets	1,421	1,265
Total assets	$115,352	$112,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Subordinated debentures	$20,619	$20,619
Other liabilities	3,633	3,640
Total liabilities	24,252	24,259
Stockholders’ Equity	91,100	87,930
Total liabilities and stockholders’ equity	$115,352	$112,189

Statements of Operations

	Years Ended December 31,
	2017	2016
	(dollars in thousands)
Interest income	$-	$-
Interest expense on subordinated debentures	824	973
Net interest expense	(824)	(973)
General and administrative expenses	218	229
Loss before income taxes and equity in undistributed net income of subsidiaries	(1,042)	(1,202)
Income tax benefit	(71)	(1,004)
Equity in undistributed net income of subsidiaries	3,789	15,738
Net income	$2,818	$15,540

Statements of Cash Flows

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:	(dollars in thousands)
Net income	$2,818	$15,540
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(3,789)	(15,738)
Stock-based compensation	205	184
Deferred income taxes	(718)	(531)
Decrease in other assets	562	178
Decrease in accrued expenses and other liabilities	(7)	(1,965)
Net cash used in operating activities	(929)	(2,332)
Cash flows from investing activities:
Contributions from subsidiaries	820	24,000
Net cash provided by investing activities	820	24,000
Cash flows from financing activities:
Preferred stock dividends	(280)	(7,840)
Repurchase of warrant	(520)	-
Stock redemption of Series B preferred stock	-	(23,393)
Proceeds from common stock issuance	207	10,584
Net cash used in financing activities	(593)	(20,649)
(Decrease) increase in cash and cash equivalents	(702)	1,019
Cash and cash equivalents at beginning of period	2,012	993
Cash and cash equivalents at end of period	$1,310	$2,012