Form 10-Q
period 2018-03-31
SEVERN BANCORP INC
filed 2018-05-15
CIK 868271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to                          .

Commission File Number 0‑49731

SEVERN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	52‑1726127
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

200 Westgate Circle, Suite 200 Annapolis, Maryland	21401
(Address of principal executive offices)	(Zip Code)

410‑260‑2000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non- accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).Yes☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value –12,688,626 shares outstanding as of May 14, 2018

SEVERN BANCORP, INC. AND SUBSIDIARIES

i

Caution Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q, as well as other periodic reports filed with the Securities and Exchange Commission (“SEC”), and written or oral communications made from time to time by or on behalf of Severn Bancorp and its subsidiaries (the “Company”), may contain statements relating to future events or future results of the Company that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,”  “plan,” “estimate,” “intend,” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.”  Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth, and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.

Forward-looking statements reflect our expectation or prediction of future conditions, events, or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2017 Annual Report on Form 10‑K, Item 1A of Part II of this quarterly report on Form 10‑Q, and the following:

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

ii

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

	March 31,	December 31,
	2018	2017
ASSETS	(unaudited)
Cash and due from banks	$2,291	$2,382
Federal funds sold and interest-bearing deposits in other banks	16,016	19,471
Cash and cash equivalents	18,307	21,853
Certificates of deposit held for investment	8,780	8,780
Securities available for sale, at fair value	12,011	10,119
Securities held to maturity (fair value of $49,026 and $54,004 at March 31, 2018 and December 31, 2017, respectively)	49,911	54,303
Loans held for sale, at fair value	5,803	4,530
Loans receivable	669,912	668,151
Allowance for loan losses	(8,169)	(8,055)
Loans, net	661,743	660,096
Real estate acquired through foreclosure	237	403
Restricted stock investments	4,844	4,489
Premises and equipment, net	23,121	23,139
Accrued interest receivable	2,454	2,640
Deferred income taxes	4,565	5,302
Bank owned life insurance	5,104	5,064
Goodwill	1,104	1,099
Other assets	3,101	2,970
Total assets	$801,085	$804,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest bearing	$73,670	$72,833
Interest-bearing	516,246	529,395
Total deposits	589,916	602,228
Short-term borrowings	8,000	—
Long-term borrowings	88,500	88,500
Subordinated debentures	20,619	20,619
Accrued expenses and other liabilities	1,633	2,340
Total liabilities	708,668	713,687

Stockholders' Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
Preferred stock series ''A,'' 437,500 shares issued and outstanding and $3,500 liquidation preference at both March 31, 2018 and December 31, 2017	4	4
Common stock, $0.01 par value, 20,000,000 shares authorized; 12,247,626 and 12,233,424 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	122	122
Additional paid-in capital	65,060	65,137
Retained earnings	27,320	25,872
Accumulated other comprehensive loss	(89)	(35)
Total stockholders' equity	92,417	91,100
Total liabilities and stockholders' equity	$801,085	$804,787

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Interest income:	(unaudited)
Loans	$8,371	$7,131
Securities	320	269
Other earning assets	186	157
Total interest income	8,877	7,557
Interest expense:
Deposits	1,133	975
Long-term borrowings and subordinated debentures	760	996
Total interest expense	1,893	1,971
Net interest income	6,984	5,586
Reversal of provision for loan losses	—	(275)
Net interest income after reversal of provision for loan losses	6,984	5,861
Noninterest income:
Mortgage-banking revenue	595	535
Real estate commissions	385	380
Real estate management fees	183	194
Credit report and appraisal fees	76	70
Deposit service charges	295	34
Title company revenue	142	—
Other noninterest income	193	145
Total noninterest income	1,869	1,358
Noninterest expense:
Compensation and related expenses	4,278	3,757
Occupancy	344	336
Legal fees	11	28
Write-downs, losses, and costs of real estate acquired through foreclosure, net	32	33
Federal Deposit Insurance Corporation insurance premiums	55	(2)
Professional fees	109	135
Advertising	233	206
Data processing	264	196
Credit report and appraisal fees	70	103
Licensing and software	121	75
Mortgage leads purchased	—	95
Other noninterest expense	706	713
Total noninterest expense	6,223	5,675
Net income before income tax provision	2,630	1,544
Income tax provision	745	619
Net income	1,885	925
Dividends on preferred stock	(70)	(70)
Net income available to common stockholders	$1,815	$855
Net income per common share - basic	$0.15	$0.07
Net income per common share - diluted	$0.15	$0.07

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Net income	$1,885	$925
Other comprehensive loss items:
Unrealized holding losses on available-for-sale securities arising during the period (net of tax benefit of $19 and $9 in 2018 and 2017)	(54)	(15)
Total other comprehensive loss	(54)	(15)
Total comprehensive income	$1,831	$910

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)

	Three Months Ended March 31, 2018
	Number of	Number of					Accumulated
	Shares of	Shares of			Additional		Other	Total
	Preferred	Common	Preferred	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Stock	Capital	Earnings	Loss	Equity
	(unaudited)
Balance at January 1, 2018	437,500	12,233,424	$4	$122	$65,137	$25,872	$(35)	$91,100
Net income	—	—	—	—	—	1,885	—	1,885
Stock-based compensation	—	—	—	—	56	—	—	56
Dividend declared on Series A preferred stock	—	—	—	—	—	(70)	—	(70)
Dividends paid on common stock at $0.03 per share	—	—	—	—	—	(367)	—	(367)
Exercise of stock options	—	14,202	—	—	56	—	—	56
Other	—	—	—	—	(189)	—	—	(189)
Other comprehensive loss	—	—	—	—	—	—	(54)	(54)
Balance at March 31, 2018	437,500	12,247,626	$4	$122	$65,060	$27,320	$(89)	$92,417

	Three Months Ended March 31, 2017
	Number of	Number of					Accumulated
	Shares of	Shares of			Additional		Other	Total
	Preferred	Common	Preferred	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Stock	Capital	Earnings	Loss	Equity
	(unaudited)
Balance at January 1, 2017	437,500	12,123,179	$4	$121	$64,471	$23,334	$—	$87,930
Net income	—	—	—	—	—	925	—	925
Stock-based compensation	—	—	—	—	53	—	—	53
Dividend declared on Series A preferred stock	—	—	—	—	—	(70)	—	(70)
Exercise of stock options	—	5,025	—	—	17	—	—	17
Other comprehensive loss	—	—	—	—	—	—	(15)	(15)
Balance at March 31, 2017	437,500	12,128,204	$4	$121	$64,541	$24,189	$(15)	$88,840

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:	(unaudited)
Net income	$1,885	$925
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	307	298
Amortization of deferred loan fees	(409)	(264)
Net amortization of premiums and discounts	57	(76)
Reversal of provision for loan losses	—	(275)
Write-downs and losses on real estate acquired through foreclosure, net of gains	44	40
Gain on sale of mortgage loans	(595)	(535)
Proceeds from sale of mortgage loans held for sale	15,195	10,757
Originations of loans held for sale	(15,873)	(2,670)
Stock-based compensation	56	53
Increase in cash surrender value of bank-owned life insurance	(40)	—
Deferred income taxes	757	619
Decrease (increase) in accrued interest receivable	186	(13)
(Increase) decrease in other assets	(328)	447
Decrease in accrued expenses and other liabilities	(707)	(1,541)
Net cash provided by operating activities	535	7,765
Cash flows from investing activities:
Loan principal (disbursements), net of repayments	(1,238)	(76)
Redemption of restricted stock investments	(355)	402
Purchases of premises and equipment, net	(288)	(60)
Activity in securities held to maturity:
Maturities/calls/repayments	4,356	3,542
Activity in available-for-sale securities:
Purchases	(2,000)	(7,176)
Maturities/calls/repayments	15	8
Proceeds from sales of real estate acquired through foreclosure	122	205
Net cash provided by (used in) investing activities	612	(3,155)
Cash flows from financing activities:
Net (decrease) increase in deposits	(12,312)	21,816
Net increase in short-term borrowings	8,000	—
Additional long-term borrowings	5,000	—
Repayments of long-term borrowings	(5,000)	(10,000)
Common stock dividends	(367)	—
Preferred stock dividends	(70)	—
Proceeds from common stock issuance	56	17
Net cash (used in) provided by financing activities	(4,693)	11,833
(Decrease) increase in cash and cash equivalents	(3,546)	16,443
Cash and cash equivalents at beginning of period	21,853	67,014
Cash and cash equivalents at end of period	$18,307	$83,457
Supplemental Information:
Interest paid on deposits and borrowed funds	$1,872	$2,002
Income taxes paid	12	52
Real estate acquired in satisfaction of loans	—	515

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three months ended March 31, 2018 and 2017 is unaudited)

Note 1 -  Summary of Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of Severn Bancorp, Inc. and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 8‑01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. In the opinion of management, all adjustments (comprising only of those of a normal recurring nature) necessary for a fair presentation of the results of operations for the interim periods presented have been made. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any other interim or future period. Events occurring after the date of the financial statements up to the date the financial statements were available to be issued, were considered in the preparation of the consolidated financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2017 Annual Report on Form 10‑K as filed with the Securities and Exchange Commission (“SEC”).

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and affect the reported amounts of revenues earned and expenses incurred during the reporting period. Actual results could differ from those estimates. Estimates that could change significantly relate to the provision for loan losses and the related allowance for loan losses (“Allowance”), determination of impaired loans and the related measurement of impairment, valuation of investment securities, valuation of real estate acquired through foreclosure, valuation of stock-based compensation, the assessment that a liability should be recognized with respect to any matters under litigation, and the calculation of current and deferred income taxes and the realizability of net deferred tax assets.

Cash Flows

We consider all highly liquid securities with original maturities of three months or less to be cash equivalents.  For reporting purposes, assets grouped in the Consolidated Statements of Financial Condition under the captions “Cash and due from banks” and “Federal funds sold and interest-bearing deposits in other banks” are considered cash or cash equivalents.  For financial statement purposes, these assets are carried at cost.  Federal funds sold and interest-bearing deposits in other banks generally have overnight maturities and are in excess of amounts that would be recoverable under Federal Deposit Insurance Corporation (“FDIC”) insurance.

Reclassifications

Certain reclassifications have been made to amounts previously reported to conform to current period presentation.

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage-banking and mortgage servicing activities. Our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of noninterest income, are service charges on deposit accounts, real estate commissions, and real estate management fees.

Service Charges on Deposit Accounts

Service charges on deposit accounts represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

Real Estate Commissions

Real Estate Commissions represent commissions received on properties sold. Revenue is recognized when our performance obligation is completed, which is generally the time the property is sold and payment has been received.

Real Estate Management Fees

Real Estate Management Fees represent monthly fees received on property maintenance and management.  We perform daily services for these fees and bill for those services on a monthly basis.  We have determined that each day of the performance of the services represents a distinct service.  The overall service of property management each day is substantially the same and has the same pattern of transfer (daily) over the term of the contract.  Further, each distinct day of service represents a performance obligation that would be satisfied over time (over the length of the contract, not at a point in time) and has the same measure of progress (elapsed time).  Management has therefore determined that property management services are a single performance obligation composed of a series of distinct services. In performing the daily management activities, the customer is simultaneously receiving and consuming the benefits provided by our performance of the contract.  Revenue is earned evenly and daily over the life of the contract.  For purposes of expedience, we record the fees when monthly invoices are processed.  Each month contains 1/12 of the contract revenue.

Recent Accounting Pronouncements

Pronouncements Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers, as amended by ASU 2015‑14, Revenue from Contracts with Customers:  Deferral of the Effective Date, ASU 2016‑08, Revenue from Contracts with Customers:  Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), ASU 2016‑10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016‑12, Revenue from Contracts with Customers:  Narrow-Scope Improvements and Practical Expedients, ASU 2016‑20, Technical Corrections and Improvements to Topic 606, Revenue form Contracts with Customers, that provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers. The guidance also provides for a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. We adopted the pronouncement on January 1, 2018. Our accounting policies and revenue recognition principles did not change materially as the principles of ASC 606 are largely consistent with the previous revenue recognition practices.  See additional information on revenue recognition above.

In January 2016, FASB issued ASU No. 2016‑01, Financial Instruments – Overall:  Recognition and Measurement of Financial Assets and Financial Liabilities, which requires entities to measure equity investments at fair value and recognize changes on fair value in net income. The guidance also provides a new measurement alternative for equity investments that do not have readily determinable fair values and don’t qualify for the net asset value practical expedient. The standard requires entities to record changes in instrument–specific credit risk for financial liabilities measured under the fair value option in other comprehensive income, except for certain financial liabilities of consolidated collateralized financing entities. Entities also have to reassess the realizability of a deferred tax asset related to an available-for-sale (“AFS”) debt security in combination with their other deferred tax assets. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In August 2016, FASB issued ASU No. 2016‑15, Classification of Certain Cash Receipts and Cash Payments, which provides guidance regarding the presentation of certain cash receipts and cash payments in the statement of cash flows, addressing eight specific cash flow classification issues, in order to reduce existing diversity in practice. The adoption of ASC No. 2016‑15 did not have a material impact on our financial position, results of operations, or cash flows.

Pronouncements Issued

In February 2016, FASB issued ASU 2016‑02, Leases, which requires a lessee to recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a “right-of-use” asset. The accounting applied by the lessor is relatively unchanged. The ASU also requires expanded qualitative and quantitative disclosures. For public business entities, the guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and mandates a modified retrospective transition for all entities. Early application is permitted. We have determined that the provisions of ASU No. 2016‑02 may result in an increase in assets to recognize the present value of the lease obligations, with a corresponding increase in liabilities, however, we do not expect this to have a material impact on our financial position, results of operations, or cash flows.

In June 2016, FASB issued ASU No. 2016‑13, Financial Instruments – Credit Losses, which sets forth a current expected credit loss (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. While we are currently in the process of evaluating the impact of the amended guidance on our Consolidated Financial Statements, we currently expect the Allowance to increase upon adoption given that the Allowance will be required to cover the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of our loan and lease portfolio at the time of adoption.

In March 2017, FASB issued ASU No. 2017‑08, Receivables - Nonrefundable Fees and Other costs, which provides guidance that calls for the shortening of the amortization period for certain callable debt securities held at a premium. The standard is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We do not expect the adoption of ASC No. 2017‑08 to have a material impact on our financial position, results of operations, or cash flows.

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

Note 2 – Correction of an Immaterial Prior Year Error

In 2016, we redeemed the Series B preferred stock sold in 2008 to the U.S. Department of the Treasury (the “TARP Shares”). At the time of the redemption, the remaining unamortized discount of $511,000 should have been fully amortized into additional paid-in capital and retained earnings and reflected as a reduction to net income available to common stockholders. This treatment was not reflected in the consolidated financial statements included in the March 31, 2017 Quarterly Report on Form 10‑Q. We determined that this amount was not material to the 2017 consolidated financial statements. Our March 31, 2017 consolidated financial statements within these consolidated financial statements have been adjusted to reflect the proper recognition of the remaining discount at the time of the redemption as a $68,000 adjustment to net income available to common stockholders, revising the originally reported amount from $787,000 to $855,000. The adjustment had no impact on total assets at March 31, 2017 or December 31, 2017 and no impact on net income for the three months ended March 31, 2017.

Note 3 - Securities

The amortized cost and fair values of our AFS securities portfolio were as follows as of March 31, 2018:

	March 31, 2018
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
U.S. Treasury securities	$1,985	$—	$10	$1,975
U.S. government agency notes	10,149	—	113	10,036
	$12,134	$—	$123	$12,011

	December 31, 2017
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
U.S. government agency notes	$10,169	$—	$50	$10,119
	$10,169	$—	$50	$10,119

The amortized cost and fair values of our held-to-maturity (“HTM”) securities portfolio were as follows:

	March 31, 2018
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$4,993	$40	$8	$5,025
U.S. government agency notes	15,999	40	143	15,896
Mortgage-backed securities	28,919	11	825	28,105
	$49,911	$91	$976	$49,026

	December 31, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$4,994	$68	$6	$5,056
U.S. government agency notes	19,004	81	99	18,986
Mortgage-backed securities	30,305	27	370	29,962
	$54,303	$176	$475	$54,004

Gross unrealized losses and fair value by length of time that the individual AFS securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	March 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
U.S. Treasury securities	$1,975	$10	$—	$—	$1,975	$10
U.S. government agency notes	9,021	103	1,015	10	10,036	113
	$10,996	$113	$1,015	$10	$12,011	$123

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
U.S. government agency notes	$10,119	$50	$—	$—	$10,119	$50
	$10,119	$50	$—	$—	$10,119	$50

Gross unrealized losses and fair value by length of time that the individual HTM securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	March 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
U.S. Treasury securities	$1,992	$8	$—	$—	$1,992	$8
U.S. government agency notes	8,953	41	4,935	102	13,888	143
Mortgage-backed securities	21,284	568	6,557	257	27,841	825
	$32,229	$617	$11,492	$359	$43,721	$976

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
U.S. Treasury securities	$1,993	$6	$—	$—	$1,993	$6
U.S. government agency notes	6,977	23	6,964	76	13,941	99
Mortgage-backed securities	20,993	217	7,046	153	28,039	370
	$29,963	$246	$14,010	$229	$43,973	$475

In the AFS securities portfolio, 10 securities were in a loss position as of March 31, 2018, with the largest single unrealized loss in any one security amounting to $24,000. In the HTM securities portfolio, 34 securities were in a loss position as of March 31, 2018, with the largest single unrealized loss in any one security amounting to $114,000.

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

Contractual maturities of debt securities at March 31, 2018 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS Securities		HTM Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Due in one year or less	$1,025	$1,015	$9,006	$8,980
Due after one through five years	11,109	10,996	10,978	10,909
Due after five years through ten years	—	—	1,008	1,032
Mortgage-backed securities	—	—	28,919	28,105
	$12,134	$12,011	$49,911	$49,026

We did not sell any securities during the three months ended March 31, 2018 or 2017.

There were no securities pledged as collateral as of March 31, 2018 or December 31, 2017.

Note 4 -  Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows:

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Residential mortgage	$288,061	$287,656
Commercial	39,015	37,356
Commercial real estate	230,336	236,302
Construction, land acquisition, and development	100,635	93,060
Home equity/2nds	13,853	15,703
Consumer	1,050	1,084
Total loans receivable	672,950	671,161
Unearned loan fees	(3,038)	(3,010)
Loans receivable	$669,912	$668,151

Certain loans in the amount of $190.8 million have been pledged under a blanket floating lien to the Federal Home Loan Bank of Atlanta (“FHLB”) as collateral against advances.

At March 31, 2018, the Bank was servicing $32.7 million in loans for the Federal National Mortgage Association and $15.6 million in loans for the Federal Home Loan Mortgage Corporation.

Credit Quality

An Allowance is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible based on evaluations of the collectability of loans and prior loan loss experience. Management has an established methodology to determine the adequacy of the Allowance that assesses the risks and losses inherent in the loan portfolio. The methodology takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Determining the amount of the Allowance requires the use of estimates and assumptions. Actual results could differ significantly from those estimates. While management uses all available information to estimate losses on loans, future additions to the Allowance may be necessary based on changes in economic conditions and our actual loss experience. In addition, various regulatory agencies periodically review the Allowance as an integral part of their examination process. Such agencies may require us to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of March 31, 2018 and December 31, 2017.

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

Commercial - underwritten in accordance with our policies and include evaluating historical and projected profitability and cash flow to determine the borrower’s ability to repay the obligation as agreed. Commercial loans are made primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral supporting the loan. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment. Additionally, lines of credit are subject to the underwriting standards and processes similar to commercial loans, in addition to those underwriting standards for real estate loans. These loans are viewed primarily as cash flow dependent and, secondarily, as loans secured by real-estate and/or other assets. Repayment of these loans is generally dependent upon the principal business conducted on the property securing the loan. Line of credit loans may be adversely affected by conditions in the real estate markets or the economy in general. Management monitors and evaluates line of credit loans based on collateral and risk-rating criteria.

Commercial real estate - subject to the underwriting standards and processes similar to commercial, in addition to those underwriting standards for real estate loans. These loans are viewed primarily as loans secured by real estate and secondarily as cash flow dependent. Repayment of these loans is generally dependent upon the successful operation of the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or the economy in general. Management monitors and evaluates commercial real estate loans based on collateral and risk-rating criteria. The Bank also utilizes third-party experts to provide environmental and market valuations. The nature of commercial real estate loans makes them more difficult to monitor and evaluate.

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

The following tables present, by portfolio segment, the changes in the Allowance and the recorded investment in loans:

	Three Months Ended March 31, 2018
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Total
	(dollars in thousands)
Beginning Balance	$3,099	$527	$2,805	$1,236	$386	$2	$8,055
Charge-offs	(323)	—	—	(13)	—	—	(336)
Recoveries	221	—	211	—	18	—	450
Net (charge-offs) recoveries	(102)	—	211	(13)	18	—	114
Provision for (reversal of) loan losses	304	(13)	(21)	(163)	(107)	—	—
Ending Balance	$3,301	$514	$2,995	$1,060	$297	$2	$8,169

Ending balance - individually evaluated for impairment	$1,285	$—	$318	$47	$2	$1	$1,653
Ending balance - collectively evaluated for impairment	2,016	514	2,677	1,013	295	1	6,516
	$3,301	$514	$2,995	$1,060	$297	$2	$8,169

Ending loan balance -individually evaluated for impairment	$17,439	$296	$2,820	$981	$1,260	$82	$22,878
Ending loan balance -collectively evaluated for impairment	267,584	38,719	227,516	99,654	12,593	968	647,034
	$285,023	$39,015	$230,336	$100,635	$13,853	$1,050	$669,912

	December 31, 2017
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Total
	(dollars in thousands)
Ending balance - individually evaluated for impairment	$1,181	$—	$182	$48	$—	$2	$1,413
Ending balance - collectively evaluated for impairment	1,918	527	2,623	1,188	386	—	6,642
	$3,099	$527	$2,805	$1,236	$386	$2	$8,055

Ending loan balance - individually evaluated for impairment	$18,219	$—	$2,917	$991	$—	$84	$22,211
Ending loan balance - collectively evaluated for impairment	266,427	37,356	233,385	92,069	15,703	1,000	645,940
	$284,646	$37,356	$236,302	$93,060	$15,703	$1,084	$668,151

	Three Months Ended March 31, 2017
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Total
	(dollars in thousands)
Beginning Balance	$3,833	$478	$2,535	$1,390	$728	$5	$8,969
Charge-offs	(499)	—	—	—	—	—	(499)
Recoveries	107	27	—	—	3	—	137
Net (charge-offs) recoveries	(392)	27	—	—	3	—	(362)
Provision for (reversal of) loan losses	348	(32)	(20)	(293)	(278)	—	(275)
Ending Balance	$3,789	$473	$2,515	$1,097	$453	$5	$8,332

Ending balance - individually evaluated for impairment	$1,757	$—	$191	$52	$81	$3	$2,084
Ending balance - collectively evaluated for impairment	2,032	473	2,324	1,045	372	2	6,248
	$3,789	$473	$2,515	$1,097	$453	$5	$8,332

Ending loan balance - individually evaluated for impairment	$19,008	$—	$3,130	$818	$2,438	$92	$25,486
Ending loan balance - collectively evaluated for impairment	231,891	48,554	187,831	98,897	15,584	1,498	584,255
	$250,899	$48,554	$190,961	$99,715	$18,022	$1,590	$609,741

The following tables present the credit quality breakdown of our loan portfolio by class:

	March 31, 2018
		Special
	Pass	Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$278,721	$1,367	$4,935	$285,023
Commercial	38,981	34	—	39,015
Commercial real estate	224,274	4,185	1,877	230,336
ADC	99,455	—	1,180	100,635
Home equity/2nds	12,542	457	854	13,853
Consumer	1,050	—	—	1,050
	$655,023	$6,043	$8,846	$669,912

	December 31, 2017
		Special
	Pass	Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$277,867	$1,563	$5,216	$284,646
Commercial	37,312	44	—	37,356
Commercial real estate	228,746	4,615	2,941	236,302
ADC	91,868	—	1,192	93,060
Home equity/2nds	14,384	465	854	15,703
Consumer	1,084	—	—	1,084
	$651,261	$6,687	$10,203	$668,151

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans:

	March 31, 2018
	30-59	60-89	90+
	Days	Days	Days	Total			Non-
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accrual
	(dollars in thousands)
Residential mortgage	$99	$95	$2,652	$2,846	$282,177	$285,023	$3,619
Commercial	—	16	225	241	38,774	39,015	296
Commercial real estate	—	—	216	216	230,120	230,336	216
ADC	—	—	239	239	100,396	100,635	310
Home equity/2nds	76	—	1,136	1,212	12,641	13,853	1,260
Consumer	36	—	—	36	1,014	1,050	—
	$211	$111	$4,468	$4,790	$665,122	$669,912	$5,701

	December 31, 2017
	30-59	60-89	90+
	Days	Days	Days	Total			Non-
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accrual
	(dollars in thousands)
Residential mortgage	$1,006	$—	$—	$1,006	$283,640	$284,646	$3,891
Commercial	—	—	—	—	37,356	37,356	78
Commercial real estate	948	—	—	948	235,354	236,302	159
ADC	—	—	—	—	93,060	93,060	314
Home equity/2nds	—	—	—	—	15,703	15,703	1,268
Consumer	—	—	—	—	1,084	1,084	—
	$1,954	$—	$—	$1,954	$666,197	$668,151	$5,710

We did not have any loans greater than 90 days past due and still accruing as of March 31, 2018 or December 31, 2017.

The interest which would have been recorded on the above nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $462,000 and $172,000 for the three months ended March 31, 2018 and 2017, respectively. The actual interest income recorded on those loans was approximately $34,000 and $71,000 for the three months ended March 31, 2018 and 2017, respectively.

The following tables summarize impaired loans:

	March 31, 2018			December 31, 2017
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related Allowance:	(dollars in thousands)
Residential mortgage	$11,610	$9,958	$—	$12,929	$11,572	$—
Commercial	349	296	—	—	—	—
Commercial real estate	1,262	1,148	—	1,562	1,507	—
ADC	633	633	—	636	636	—
Home equity/2nds	1,684	1,247	—	—	—	—
Consumer	—	—	—	—	—	—
With a related Allowance:
Residential mortgage	7,596	7,481	1,285	6,761	6,647	1,181
Commercial	—	—	—	—	—	—
Commercial real estate	1,566	1,672	318	1,410	1,410	182
ADC	387	348	47	392	355	48
Home equity/2nds	14	13	2	—	—	—
Consumer	82	82	1	84	84	2
Totals:
Residential mortgage	19,206	17,439	1,285	19,690	18,219	1,181
Commercial	349	296	—	—	—	—
Commercial real estate	2,828	2,820	318	2,972	2,917	182
ADC	1,020	981	47	1,028	991	48
Home equity/2nds	1,698	1,260	2	—	—	—
Consumer	82	82	1	84	84	2

	Three Months Ended March 31,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related Allowance:	(dollars in thousands)
Residential mortgage	$10,765	$110	$10,592	$117
Commercial	148	13	87	8
Commercial real estate	1,328	10	2,494	39
ADC	634	8	438	6
Home equity/2nds	623	4	1,615	15
Consumer	—	—	—	—
With a related Allowance:
Residential mortgage	7,064	58	8,839	97
Commercial	—	—	—	—
Commercial real estate	1,541	19	1,925	24
ADC	351	4	383	5
Home equity/2nds	7	—	1,338	48
Consumer	83	1	93	1
Totals:
Residential mortgage	17,829	168	19,431	214
Commercial	148	13	87	8
Commercial real estate	2,869	29	4,419	63
ADC	985	12	821	11
Home equity/2nds	630	4	2,953	63
Consumer	83	1	93	1

Residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction totaled $4.0 million as of March 31, 2018.

Troubled Debt Restructure Loans (“TDR” or “TDRs”)

Our portfolio of TDRs was accounted for under the following methods:

	March 31, 2018
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications
	(dollars in thousands)
Residential mortgage	40	$10,692	4	$811	44	$11,503
Commercial real estate	3	1,848	—	—	3	1,848
ADC	1	136	—	—	1	136
Consumer	3	82	—	—	3	82
	47	$12,758	4	$811	51	$13,569

	December 31, 2017
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications
	(dollars in thousands)
Residential mortgage	42	$11,631	2	$736	44	$12,367
Commercial real estate	3	1,862	1	78	4	1,940
ADC	1	137	1	6	2	143
Consumer	4	84	—	—	4	84
	50	$13,714	4	$820	54	$14,534

There were no TDRs that defaulted during the three month periods ended March 31, 2018 or 2017 which were modified during the previous 12 month period.

We did not modify any loans during the three months ended March 31, 2018 or 2017.

Note 5 -  Regulatory Matters

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

The Basel III rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The new capital conservation buffer requirements began to phase in effective January 2016 at 0.625% of risk-weighted assets and increase by that amount each year until fully implemented in January 2019. In 2018 the capital conservation buffer is 1.875%. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses to executive officers if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

As of the date of the last regulatory exam, the Bank was considered “well capitalized” and as of March 31, 2018, the Bank continued to meet the requirements to be considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements.

The Bank’s regulatory capital amounts and ratios were as follows:

			Minimum		Minimum		To be Well
			Requirements		Requirements		Capitalized Under
			for Capital Adequacy		with Capital		Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2018
Common Equity Tier 1 Capital (to risk-weighted assets)	$107,618	16.8%	$28,750	4.5%	$40,729	6.4%	$41,527	6.5%
Total capital (to risk-weighted assets)	115,614	18.1%	51,111	8.0%	63,090	9.9%	63,888	10.0%
Tier 1 capital (to risk-weighted assets)	107,618	16.8%	38,333	6.0%	50,312	7.9%	51,111	8.0%
Tier 1 capital (to average quarterly assets)	107,618	13.5%	31,835	4.0%	46,757	5.9%	39,793	5.0%

December 31, 2017
Common Equity Tier 1 Capital (to risk-weighted assets)	$105,721	16.5%	$28,904	4.5%	$36,933	5.8%	$41,750	6.5%
Total capital (to risk-weighted assets)	113,758	17.7%	51,385	8.0%	59,414	9.3%	64,231	10.0%
Tier 1 capital (to risk-weighted assets)	105,721	16.5%	38,539	6.0%	46,567	7.3%	51,385	8.0%
Tier 1 capital (to average quarterly assets)	105,721	13.5%	31,440	4.0%	41,264	5.3%	39,300	5.0%

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

Not included in the diluted earnings per share calculation for 2018 and 2017 because they were anti-dilutive, were 22,000 and 20,000 shares, respectively, of common stock issuable upon exercise of outstanding stock options and 437,500 shares of common stock issuable upon conversion of the Company’s Series A Preferred Stock.

Information relating to the calculations of our income per common share is summarized as follows:

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands, except for per share data)
Weighted-average shares outstanding - basic	12,241,554	12,125,553
Dilution	93,083	85,027
Weighted-average share outstanding - diluted	12,334,637	12,210,580

Net income available to common stockholders	$1,815	$855
Net income per share - basic	$0.15	$0.07
Net income per share - diluted	$0.15	$0.07

Note 7 - Stock-Based Compensation

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

We account for stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statement of operations at fair value. Additionally, we are required to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award. The expense is recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense included in the consolidated statements of operations for the three months ended March 31, 2018 and 2017 totaled $56,000 and $53,000, respectively.

Information regarding our stock-based compensation plan is as follows as of and for the three  months ended March 31:

	2018				2017
			Weighted-				Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of period	434,275	$5.87			339,500	$5.31
Granted	6,500	7.41			—	—
Exercised	(14,202)	3.95			(5,025)	3.37
Forfeited	(250)	7.10			—	—
Outstanding at end of period	426,323	$5.96	6.2	$549	334,475	$5.34	7.7	$627
Exercisable at end of period	200,028	$5.03	6.1	$453	151,249	$4.61	6.8	$397

The fair values of options at the time of the grants were derived using the Black-Scholes option-pricing model.  The followings weighted average assumptions were used to value options granted for the three months ended March 31, 2018:

2018
Expected life	5.5 years
Risk-free interest rate	2.67%
Expected volatility	32.20%
Expected dividend yield	—
Weighted average per share fair value of options granted	$2.57

As of March 31,2018, there was $662,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over the next 60 months.

Note 8 - Commitments and Contingencies

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

	March 31,	December 31,
	2018	2017
	(dollars in thousands)
Standby letters of credit	$3,434	$3,480
Home equity lines of credit	14,221	13,321
Unadvanced construction commitments	50,021	74,720
Mortgage loan commitments	3,148	595
Lines of credit	16,796	16,612
Loans sold and serviced with limited repurchase provisions	24,592	21,409

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements and are limited to real estate transactions. The majority of these standby letters of credit expire within twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes, except for certain standby letters of credit, that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2018 and December 31, 2017 for guarantees under standby letters of credit issued was $44,000 and $42,000, respectively.

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

Mortgage loan commitments not reflected in the accompanying statements of financial condition at March 31, 2018 included three loans totaling $3.1 million. Such commitments at December 31, 2017 consisted of two loans totaling $595,000.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer’s credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within a period ranging generally from 120 to 180 days after the sale date depending on the investor’s agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. We established a reserve for potential repurchases for these loans, which amounted to $67,000 at March 31, 2018 and $63,000 at December 31, 2017. We did not repurchase any loans during the three months ended March 31, 2018 or 2017.

Other Contingencies

The Company provides banking services to customers who do business in the medical-use cannabis industry. While the growing, processing, and sales of medical-use cannabis is legal in the state of Maryland, the business currently violates Federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. The strict enforcement of Federal laws regarding medical-use cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the Company’s consolidated financial statements if the Federal government takes actions against the Company. As of March 31, 2018, the Company has not accrued an amount for the potential impact of any such actions.

Following is a summary of the level of business activities with our medical-use cannabis customers:

•  Deposit and loan balances at March 31, 2018 were approximately $16.5 million, 2.8% of total deposits, and $12.7 million, 1.9% of total loans, respectively. Deposit and loan balances at December 31, 2017 were approximately $19.2 million, 3.2% of total deposits, and $11.9 million, 1.8% of total loans, respectively.

•Interest and noninterest income for the three months ended March 31, 2018 were approximately $176,000 and $230,000, respectively. There was no interest or noninterest income recognized on medical-use cannabis accounts for the three months ended March 31, 2017.

•Volume of deposits in the accounts of medical-use cannabis customers for the three months ended March 31, 2018 was approximately $17.9 million. No deposits were made in medical-use cannabis accounts during the three months ended March 31, 2017.

Note 9 - Fair Value of Financial Instruments

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

Assets Measured on a Recurring Basis

The following tables present fair value measurements for assets that are measured at fair value on a recurring basis as of and for the three months ended March 31, 2018:

			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
	Value	(Level 1)	(Level 2)	(Level 3)	Period Income
Assets:	(dollars in thousands)
AFS Securities - U.S. Treasury and government agency notes	$12,011	$1,975	$10,036	$—	$—
Loans held for sale ("LHFS")	5,803	—	5,803	—	38
Mortgage servicing rights ("MSRs")	499	—	—	499	22
Interest-rate lock commitments ("IRLCs")	184	—	—	184	162
Mandatory forward contracts	41	—	41	—	28
Best efforts forward contracts	15	—	15	—	12

The following tables present fair value measurements for assets and liabilities that are measured at fair value on a recurring basis as of and for the year ended December 31, 2017:

			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
	Value	(Level 1)	(Level 2)	(Level 3)	Period Income
Assets:	(dollars in thousands)
AFS Securities - U.S. Treasury and government agency notes	$10,119	$—	$10,119	$—	$—
LHFS	4,530	—	4,530	—	131
MSRs	477	—	—	477	(80)
IRLCs	22	—	—	22	(140)
Mandatory forward contracts	13	—	13	—	(140)
Best efforts forward contracts	3	—	3	—	3

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Fair Value	Valuation	Unobservable	Range
	Estimate	Technique	Input	(Weighted-Average)
	(dollars in thousands)
March 31, 2018:
MSRs	$499	Market Approach	Weighted average prepayment speed	3.97%
IRLCs	184	Market Approach	Average pull through rate	90.00%

December 31, 2017:
MSRs	$477	Market Approach	Weighted average prepayment speed	3.94%
IRLCs	22	Market Approach	Average pull through rate	90.00%

AFS Securities

The estimated fair values of AFS debt securities are obtained from a nationally-recognized pricing service. This pricing service develops estimated fair values by analyzing like securities and applying available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to prepare valuations. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things, and are based on market data obtained from sources independent from the Bank. The Level 2 investments in the Bank’s portfolio are priced using those inputs that, based on the analysis prepared by the pricing service, reflect the assumptions that market participants would use to price the assets. The Bank has determined that the Level 2 designation is appropriate for these securities because, as with most fixed-income securities, those in the Bank’s portfolio are not exchange-traded, and such nonexchange-traded fixed income securities are typically priced by correlation to observed market data.

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

Assets Measured on a Nonrecurring Basis

We may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market value (“LCM”) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of assets:

	March 31, 2018
			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average
	(dollars in thousands)
Impaired loans	$8,697	$—	$—	$8,697	0% - 19%	8.2%
Real estate acquired through
foreclosure	23	—	—	23	0% - 36%	36.0%

	December 31, 2017
			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average
	(dollars in thousands)
Impaired loans	$2,793	$—	$—	$2,793	0% - 33%	14.5%
Real estate acquired through
foreclosure	178	—	—	178	0% - 22%	11.5%

(1)	Discount based on current market conditions and estimated selling costs

Impaired Loans

Impaired loans are those for which we have measured impairment based on the present value of expected future cash flows or on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. If it is determined that the repayment of the loan will be provided solely by the underlying collateral, and there are no other available and reliable sources of repayment, the loan is considered collateral dependent. Impaired loans that are considered collateral dependent are carried at LCM. Collateral may be in the form of real estate or business assets including equipment, inventory, and/or accounts receivable. The use of independent appraisals and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and impaired loans are therefore classified within level 3 of the fair value hierarchy.

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

Fair Value of All Financial Instruments

The carrying value and fair value of all financial instruments are summarized in the following tables. The descriptions of the fair value calculations for AFS securities, LHFS, MSRs, IRLCs, best efforts forward contracts, mandatory forward contracts, and impaired loans are included in the discussions above.

	March 31, 2018
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$18,307	$18,307	$—	$—	$18,307
Certificates of deposit held for investment	8,780	8,780	—	—	8,780
AFS securities	12,011	1,975	10,036	—	12,011
HTM securities	49,911	5,025	44,001	—	49,026
LHFS	5,803	—	5,803	—	5,803
Loans receivable, net	661,743	—	—	668,451	668,451
Restricted stock investments	4,844	—	4,844	—	4,844
Accrued interest receivable	2,454	—	2,454	—	2,454
MSRs	499	—	—	499	499
IRLCs	184	—	—	184	184
Mandatory forward contracts	41	—	41	—	41
Best effort forward contracts	15	—	15	—	15
Liabilities:
Deposits	589,916	—	578,257	—	578,257
Accrued interest payable	416	—	416	—	416
Borrowings	96,500	—	89,198	—	89,198
Subordinated debentures	20,619	—	—	20,619	20,619

	December 31, 2017
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$21,853	$21,853	$—	$—	$21,853
Certificates of deposit held for investment	8,780	8,780	—	—	8,780
AFS securities	10,119	—	10,119	—	10,119
HTM securities	54,303	5,056	48,948	—	54,004
LHFS	4,530	—	4,530	—	4,530
Loans receivable, net	660,096	—	—	672,349	672,349
Restricted stock investments	4,489	—	4,489	—	4,489
Accrued interest receivable	2,640	—	2,640	—	2,640
MSRs	477	—	—	477	477
IRLCs	22	—	—	22	22
Mandatory forward contracts	13	—	13	—	13
Best effort forward contracts	3	—	3	—	3
Liabilities:
Deposits	602,228	—	594,659	—	594,659
Accrued interest payable	395	—	395	—	395
Borrowings	88,500	—	81,303	—	81,303
Subordinated debentures	20,169	—	—	20,619	20,619

At March 31,2018 and December 31, 2017, the Bank had loan funding commitments of $84.2 million and $105.2 million, respectively, and standby letters of credit outstanding of $3.4 million and $3.5 million, respectively. The fair value of these commitments is nominal.

Cash and Cash Equivalents

The carrying amount reported in the consolidated statements of financial condition for cash and cash equivalents approximate those assets’ fair values.

Certificates Held for Investment

The carrying amount reported in the consolidated statements of financial condition for Certificates of Deposit Held for Investment approximate those assets’ fair values.

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

Loans Receivable

As of March 31, 2018, the fair value of loans receivable was estimated using an exit price analysis, in accordance with current FASB guidance, contracted through a third party service provider. As of December 31, 2017, the fair value of loans receivable was estimated using discounted cash flow analyses, using market interest rates then offered for loans with similar terms to borrowers of similar credit quality.  These rates were used for each aggregated category of loans.

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

Subordinated debentures

Current economic conditions have rendered the market for this liability inactive. As such, the Company is unable to determine a good estimate of fair value. Since the rate paid on the debentures held is lower than what would be required to secure an interest in the same debt at year end and we are unable to obtain a current fair value, we consider the carrying value of these instruments to approximate the fair value.

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

There were no transfers between any of Levels 1, 2, and 3 for the three months ended March 31, 2018 or 2017 or for the year ended December 31, 2017.

Note 10 -  Subsequent Event

On April 2, 2018, the Company exercised its option to convert all 437,500 outstanding shares of Preferred Stock into shares of the Company’s common stock. The conversion ratio was one share of Preferred Stock for one share of common stock. As of April 2, 2018, the Preferred Stock was no longer deemed outstanding and all rights with respect to such stock ceased and terminated.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this report, the terms “the Company,” “we,” “us,” and “our” refer to Severn Bancorp and, unless the context requires otherwise, its consolidated subsidiaries. The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Severn Bancorp’s Annual Report on Form 10‑K for the year ended December 31, 2017.

The Company

The Company is a savings and loan holding company chartered as a corporation in the state of Maryland in 1990. It conducts business primarily through three subsidiaries, Severn Savings Bank, FSB (the “Bank”), Mid-Maryland Title Company, Inc. (the “Title Company”), and SBI Mortgage Company (“SBI”). SBI holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation (“Crownsville”), which is doing business as Annapolis Equity Group, and acquires real estate for syndication and investment purposes. The Title Company is a real estate settlement company that handles commercial and residential real estate settlements in Maryland. The Bank’s principal subsidiary Louis Hyatt, Inc. (“Hyatt Commercial”), conducts business as Hyatt Commercial, a commercial real estate brokerage and property management company. The Bank has five branches in Anne Arundel County, Maryland, which offer a full range of deposit products, and originate mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware, and Virginia. As of March 31, 2018, we had 143 full-time equivalent employees.

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

We have experienced an improved level of profitability for the three months ended March 31, 2018, primarily due to the improved profitability of our mortgage-banking operations as well as an improvement in our net interest margin. We recognized increased deposit service charges as a result of fees from medical-use cannabis deposit accounts and realized lower income taxes due to a lower federal tax rate in 2018.

The Company expects to experience similar market conditions during the remainder of 2018, provided interest rates do not increase rapidly. If interest rates increase rapidly, demand for loans may decrease and our interest rate spread could decrease. We will continue to manage loan and deposit pricing against the risks of rising costs of our deposits and borrowings. Interest rates are outside of our control, so we must attempt to balance the pricing and duration of the loan portfolio against the risks of rising costs of our deposits and borrowings. The continued success and attraction of Anne Arundel County, Maryland, and vicinity, will also be important to our ability to originate and grow mortgage loans and deposits, as will our continued focus on maintaining a low overhead. If volatility in the market and the economy occurs, our business, financial condition, results of operations, access to funds, and the price of our stock could be materially and adversely impacted.

Critical Accounting Policies

Our significant accounting policies are set forth in Note 1 of the audited consolidated financial statements for the year ended December 31, 2017 which were included in our Annual Report on Form 10‑K. Of these significant accounting policies, we consider our policies regarding the valuation of  investment securities, the Allowance for loan losses (“Allowance”), the valuation of real estate acquired through foreclosure, and the valuation of the net deferred tax asset to be our most critical accounting policies, due to the fact that these policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried in the consolidated financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. When applying accounting policies in such areas that are subjective in nature, management must use its best judgment to arrive at the carrying value of certain assets and liabilities. Below is a discussion of our critical accounting policies.

Securities

We designate securities into one of three categories at the time of purchase. Debt securities that we have the intent and ability to hold to maturity are classified as held to maturity (“HTM”) and recorded at amortized cost. Debt and equity securities are classified as trading if bought and held principally for the purpose of sale in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as HTM and debt securities not classified as trading securities are considered available for sale (“AFS”) and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive loss.

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

The initial indications of other-than-temporary impairment (“OTTI”) for debt securities are a decline in the market value below the amount recorded for a security and the severity and duration of the decline. In determining whether an impairment is other than temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, our intent to sell the security, and if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We also consider the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. Once a decline in value is determined to be other than temporary, the security is segmented into credit- and noncredit-related components. Any impairment adjustment due to identified credit-related components is recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments are recorded through accumulated other comprehensive loss. In situations where we intend to sell or it is more likely than not that we will be required to sell the security, the entire OTTI loss is recognized in earnings.

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

Future additions or reductions in the Allowance may be necessary based on changes in economic conditions, particularly in Anne Arundel County and the State of Maryland and our actual loss experience. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s Allowance. Such agencies may require the Bank to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination.

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

The general component relates to loans that are classified as substandard, or special mention that are not considered impaired, as well as nonclassified loans. The general reserve is based on historical loss experience adjusted for qualitative factors. These qualitative factors include, but are not limited to:

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

Results of Operations

Net Income

Net income increased by $960,000, or 103.8%, to $1.9 million for the three months ended March 31, 2018, compared to $925,000 for the three months ended March 31, 2017. Basic and diluted income per share were $0.15 for the three months ended March 31, 2018 compared to $0.07 for the three months ended March 31, 2017. The increase in net income reflected improved net interest income and noninterest income, partially offset by increased noninterest expense and provision for loan losses.

Net Interest Income

Net interest income, which is interest earned net of interest expense, increased by $1.4 million, or 25.0%, to $7.0 million for the three months ended March 31, 2018, compared to $5.6 million for the three months ended March 31, 2017. Our net interest margin increased from 3.09% for the first quarter of 2017 to 3.66% for the first quarter of 2018. Our net interest spread increased from 2.88% for the first quarter of 2017 to 3.46% for the first quarter of 2018.

Interest Income

Interest income increased by $1.3 million, or 17.5%, to $8.9 million for the three months ended March 31, 2018, compared to $7.6 million for the three months ended March 31, 2017. Average interest-earning assets increased from $732.3 million for the first quarter of 2017 to $773.9 million for the first quarter of 2018, due primarily to growth in average loans outstanding. Average loans outstanding increased by $60.2 milliondue to increased originations in all loan categories. The average yield on loans held for investment increased from 4.72% for the three months ended March 31, 2017 to 5.06% for the three months ended March 31, 2018 as a result of the increased interest rate environment. Average HTM securities decreased by $8.2 milliondue to security maturities and repayments from mortgage-backed securities. The proceeds were used to fund the purchase of AFS securities, the average balance of which increased $7.9 million during the three months ended March 31, 2018, and, along with other available funds, the increase in loan originations.

Interest Expense

Interest expense decreased by $78,000, or 4.0%, to $1.9 million for the three months ended March 31, 2018, compared to $2.0 million for the three months ended March 31, 2017. The decrease was primarily due to a decrease in the average rate paid on borrowings from 3.35% for the first quarter of 2017 to 2.63% for the first quarter of 2018. Additionally, average borrowings decreased by $3.2 million to $117.4 million for the three months ended March 31, 2018 compared to $120.6 million for the same period of 2017.  During the latter part of 2017, we paid off higher-costing Federal Home Loan Bank of Atlanta (“FHLB”) advances and replaced them with lower-costing advances.

The following table sets forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and average rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended March 31,
	2018			2017
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate (4)	Balance (1)	Interest (2)	Rate (4)
ASSETS	(dollars in thousands)
Loans	$668,615	$8,335	5.06%	$608,417	$7,081	4.72%
Loans held for sale ("LHFS")	3,421	36	4.27%	4,416	50	4.59%
AFS securities	11,597	51	1.78%	3,671	15	1.66%
HTM securities	52,586	269	2.07%	60,762	254	1.70%
Other interest-earning assets (3)	32,852	126	1.56%	50,297	97	0.78%
Restricted stock investments, at cost	4,847	60	5.02%	4,784	60	5.09%
Total interest-earning assets	773,918	8,877	4.65%	732,347	7,557	4.18%
Allowance	(8,141)			(9,000)
Cash and other noninterest-earning assets	43,233			65,926
Total assets	$809,010	8,877		$789,273	7,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Checking and savings	$304,037	332	0.44%	$278,499	215	0.31%
Certificates of deposit	222,508	801	1.46%	217,455	760	1.42%
Total interest-bearing deposits	526,545	1,133	0.87%	495,954	975	0.80%
Borrowings	117,352	760	2.63%	120,563	996	3.35%
Total interest-bearing liabilities	643,897	1,893	1.19%	616,517	1,971	1.30%
Noninterest-bearing deposits	88,160			81,569
Other noninterest-bearing liabilities	2,103			2,716
Stockholders' equity	74,850			88,471
Total liabilities and stockholders' equity	$809,010	1,893		$789,273	1,971
Net interest income/net interest spread		$6,984	3.46%		$5,586	2.88%
Net interest margin			3.66%			3.09%

(1)Nonaccrual loans are included in average loans.

(2)There are no tax equivalency adjustments.

(3)Other interest-earning assets include interest-earning deposits, federal funds sold, and certificates of deposit held for investment

(4)Annualized

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

	Three Months Ended March 31, 2018 vs. 2017
	Due to Variances in
	Rate	Volume	Total
Interest earned on:	(dollars in thousands)
Loans	$524	$730	$1,254
LHFS	(3)	(11)	(14)
AFS securities	1	35	36
HTM Securities	183	(168)	15
Other interest-earning assets	224	(195)	29
Restricted stock investments, at cost	(3)	3	—
Total interest income	926	394	1,320

Interest paid on:
Interest-bearing deposits:
Checking and savings	96	21	117
Certificates of deposit	23	18	41
Total interest-bearing deposits	119	39	158
Borrowings	(210)	(26)	(236)
Total interest expense	(91)	13	(78)
Net interest income	$1,017	$381	$1,398

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

We did not record a provision for loan losses during the three months ended March 31, 2018.  We recorded a reversal of the provision for loan losses of $275,000 during the three months ended March 31, 2017. See additional information about the provision for loan losses under “Credit Risk Management and the Allowance” later in this Item.

Noninterest Income

Total noninterest income increased by $511,000, or 37.6%, to $1.9 million for the three months ended March 31, 2018, compared to $1.4 million for the three months ended March 31, 2017, primarily due to increased mortgage-banking revenue, deposit service charges, and title company revenue. Mortgage-banking revenue increased $60,000, or 11.2%, due to an increased volume of loans originated in the first quarter of 2018 compared to the first quarter of 2017. In 2017, the decision was made to move away from the purchased lead model previously used and instead focus on internally generated leads. We are beginning to see increased origination volume from the switch in models. Deposit service charges increased $261,000 due primarily to fees associated with medical-use cannabis customer accounts. Other noninterest income includes $142,000 in revenue generated by the Title Company during the first quarter of 2018.

Noninterest Expense

Total noninterest expenses increased $548,000, or 9.7%, to $6.2 million for the three months ended March 31, 2018, compared to $5.7 million for the first quarter of 2017, primarily due to increases in compensation and related expenses.  Compensation and related expenses increased by $521,000, or 13.9%, to $4.3 million for the three months ended March 31, 2018, compared to $3.8 million for the three months ended March 31, 2017. This increase was primarily due to annual salary increases, as well as increased commission expense that corresponds with our increased loan origination and mortgage-banking volume. Partially offsetting the increase in compensation and related expenses, mortgage leads purchased decreased $95,000 due to the transition away from the purchased lead model.

Income Tax Provision

We recorded745,000 income tax provision on net income before income taxes of $2.6 million for the three months ended March 31, 2018, compared to a tax provision of $619,000 on net income before income taxes of $1.5 million for the three months ended March 31, 2017. The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017, which lowered the corporate federal tax rate from 35% to 21% effective January 1, 2018.  Among other things, the new law has significantly lowered our effective tax rate.

Financial Condition

Total assets decreased $3.7 million to $801.1 million at March 31, 2018, compared to $804.8 million at December 31, 2017. This decrease was primarily due to decreases in interest-bearing deposits in other banks and in total securities. Loans increased $1.8 million, or 0.3%, to $669.9 million at March 31, 2018 from $668.2 million at December 31, 2017. Total deposits decreased $12.3 million, or 2.0%, to $589.9 million at March 31, 2018 compared to $602.2 million at December 31, 2017. Total borrowings increased by $8.0 million, or 9.0%, to $96.5 million at March 31, 2018 compared to $88.5 million at December 31, 2017 due to an additional $8.0 million in short-term FHLB advances obtained in 2018.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals. We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios. We held $12.0 million and $10.1 million in securities classified as AFS as of March 31, 2018 and December 31, 2017, respectively. We held $49.9 million and $54.3 million, respectively, in securities classified as HTM as of March 31, 2018 and December 31, 2017.

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries impact the securities market. Quarterly, we review each security in our portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as OTTI. For the three months ended March 31, 2018, we determined that no OTTI charges were required.

All of the AFS and HTM securities that are temporarily impaired as of March 31, 2018 are so due to declines in fair values resulting from changes in interest rates or decreased credit/liquidity spreads compared to the time they were purchased. We have the intent to hold these securities to maturity (including those designated as AFS) and it is more likely than not that we will not be required to sell the securities before recovery of value. As such, management considers the impairments to be temporary.

Our securities portfolio composition is as follows:

	AFS		HTM
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(dollars in thousands)
U.S. Treasury securities	$1,975	$—	$4,993	$4,994
U.S. government agency notes	10,036	10,119	15,999	19,004
Mortgage-backed securities	—	—	28,919	30,305
	$12,011	$10,119	$49,911	$54,303

LHFS

We originate residential mortgage loans for sale on the secondary market. At March 31, 2018, such LHFS, which are carried at fair value, amounted to $5.8 million at March 31, 2018 and $4.5 million at December 31, 2017, the majority of which are subject to purchase commitments from investors. LHFS increased by $1.3 million, or 28.1%, compared to December 31, 2017, primarily due to a higher origination volume and the timing of loans pending sale on the secondary market.

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total interest-earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio:

	March 31, 2018		December 31, 2017
		Percent		Percent
	Amount	of Total	Amount	of Total
	(dollars in thousands)
Residential Mortgage	$285,023	42.5%	$284,646	42.6%
Commercial	39,015	5.8%	37,356	5.5%
Commercial real estate	230,336	34.4%	236,302	35.4%
Land acquisition, development, and construction ("ADC")	100,635	15.0%	93,060	13.9%
Home equity/2nds	13,853	2.1%	15,703	2.4%
Consumer	1,050	0.2%	1,084	0.2%
	$669,912	100.0%	$668,151	100.0%

Loans increased by $1.8 million, or 0.3%, to $669.9 million at March 31, 2018, compared to $668.2 million at December 31, 2017. This increase was due to increased demand and originations of residential mortgages, commercial, and ADC loans.

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

The following table summarizes the activity in our Allowance by portfolio segment:

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Allowance, beginning of year	$8,055	$8,969
Charge-offs:
Residential mortgage	(323)	(499)
Commercial	—	—
Commercial real estate	—	—
ADC	(13)	—
Home equity/2nds	—	—
Consumer	—	—
Total charge-offs	(336)	(499)
Recoveries:
Residential mortgage	221	107
Commercial	—	27
Commercial real estate	211	—
ADC	—	—
Home equity/2nds	18	3
Consumer	—	—
Total recoveries	450	137
Net recoveries (charge offs)	114	(362)
Reversal of provision for loan losses	—	(275)
Allowance, end of period	$8,169	$8,332
Loans:
Period-end balance	$669,912	$609,741
Average balance during period	668,615	608,417
Allowance as a percentage of
period-end loan balance	1.22%	1.37%
Percent of average loans:
Reversal of provision for loan losses	—%	(0.18)%
Net recoveries (charge offs )	0.07%	(0.24)%

The following table summarizes our allocation of the Allowance by loan segment:

	March 31, 2018			December 31, 2017
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
	Amount	of Total	Loans	Amount	of Total	Loans
	(dollars in thousands)
Residential mortgage	$3,301	40.4%	42.5%	$3,099	38.5%	42.6%
Commercial	514	6.3%	5.8%	527	6.6%	5.5%
Commercial real estate	2,995	36.7%	34.4%	2,805	34.8%	35.4%
ADC	1,060	13.0%	15.0%	1,236	15.3%	13.9%
Home equity/2nds	297	3.6%	2.1%	386	4.8%	2.4%
Consumer	2	0.0%	0.2%	2	0.0%	0.2%
Total	$8,169	100.0%	100.0%	$8,055	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the Allowance as a best estimate of inherent losses within the portfolio. The Allowance totaled  $8.2  million at March 31, 2018 and  $8.1 million at December 31, 2017. Any changes in the Allowance from period to period reflect management’s ongoing application of its methodologies to establish the Allowance, which, for the three months ended March 31, 2018, resulted in increased allocated Allowances for residential mortgage and commercial real estate loans, with the other categories resulting in decreased allocated Allowances. The changes in the Allowances for the respective loan segments were a function of the changes in the corresponding loan balances and asset quality.

As result of our Allowance analysis, we did not record a provision, nor did we release any Allowance during the three months ended March 31, 2018. We recorded a $275,000 reversal of provision for losses for the three months ended March 31, 2017. We recorded net recoveries of $114,000 during the three months ended March 31, 2018 and net charge-offs of $362,000 during the three months ended March 31, 2017. During the three months ended March 31, 2018, annualized net recoveries as compared to average loans outstanding amounted to 0.07%, compared to annualized net charge-offs as compared to average loans outstanding of 0.24% during the first three months of 2017. The Allowance as a percentage of outstanding loans remained fairly stable at 1.22%  as of March 31, 2018 and 1.21% as of December 31, 2017.

Although management uses available information to establish the appropriate level of the Allowance, future additions or reductions to the Allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions, and other factors. As a result, our Allowance may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our Allowance and related methodology. Such agencies may require us to recognize adjustments to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of March 31, 2018 and is sufficient to address the credit losses inherent in the current loan portfolio.

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

NPAs, expressed as a percentage of total assets, totaled 0.74% at March 31, 2018 and 0.76% at December 31, 2017. The ratio of the Allowance to nonperforming loans was 143.3% at March 31, 2018 and 141.1% at December 31, 2017.

The distribution of our NPAs is illustrated in the following table. We did not have any loans greater than 90 days past due and still accruing at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Nonaccrual Loans:	(dollars in thousands)
Residential mortgage	$3,619	$3,891
Commercial	296	78
Commercial real estate	216	159
ADC	310	314
Home equity/2nds	1,260	1,268
Consumer	—	—
	5,701	5,710
Real Estate Acquired Through Foreclosure:
Residential mortgage	—	—
Commercial	—	—
Commercial real estate	90	187
ADC	147	216
Home equity/2nds	—	—
Consumer	—	—
	237	403
Total Nonperforming Assets	$5,938	$6,113

Nonaccrual loans amounted to  $5.7 million, or 0.85% of total loans, at both March 31, 2018 and December 31, 2017. We added $377,000 in loans to nonaccrual status during the three months ended March 31, 2018.

Real estate acquired through foreclosure decreased $166,000 compared to December 31, 2017 due to the sale of two properties held at December 31, 2017.

The activity in our real estate acquired through foreclosure was as follows:

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Balance at beginning of year	$403	$973
Real estate acquired in satisfaction of loans	—	515
Write-downs and losses on real estate acquired through foreclosure	(44)	(40)
Proceeds from sales of real estate acquired through foreclosure	(122)	(205)
Balance at end of year	$237	$1,243

TDRs

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR.

The composition of our TDRs is illustrated in the following table:

	March 31, 2018	December 31, 2017
Residential mortgage:	(dollars in thousands)
Nonaccrual	$811	$736
<90 days past due/current	10,692	11,631
Commercial real estate:
Nonaccrual	—	78
<90 days past due/current	1,848	1,862
ADC:
Nonaccrual	—	6
<90 days past due/current	136	137
Consumer:
Nonaccrual	—	—
<90 days past due/current	82	84
Totals:
Nonaccrual	811	820
<90 days past due/current	12,758	13,714
	$13,569	$14,534

See additional information on TDRs in Note 4 to the Consolidated Financial Statements.

Deposits

Deposits amounted to $589.9 million at March 31, 2018 and $602.2 million at December 31, 2017. The decrease in certificates of deposit (“CDs”) was due to the payoff of regularly maturing CDs.

The deposit breakdown is as follows:

	March 31, 2018		December 31, 2017
		Percent		Percent
	Balance	of Total	Balance	of Total
	(dollars in thousands)
NOW	$66,121	11.2%	$63,616	10.6%
Money market	103,514	17.6%	103,649	17.2%
Savings	95,092	16.1%	98,717	16.4%
Certificates of deposit	251,519	42.6%	263,413	43.7%
Total interest-bearing deposits	516,246	87.5%	529,395	87.9%
Noninterest-bearing deposits	73,670	12.5%	72,833	12.1%
Total deposits	$589,916	100.0%	$602,228	100.0%

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

At March 31, 2018, our total credit line with the FHLB was $240.3 million. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public. Our outstanding FHLB advance balance at March 31, 2018 and December 31, 2017 was  $93.0 million and  $85.0 million, respectively.

On September 30, 2016, we entered into a loan agreement with a commercial bank whereby we borrowed $3.5 million out of an available $7.5 million credit line for a term of 8 years. The unsecured note bears interest at a fixed rate of 4.25% for the first 36 months then, at the option of the Company, converts to either (1) floating rate of the Wall Street Journal Prime plus 50 basis points or (2) fixed rate at two hundred seventy five (275) basis points over the five year amortizing FHLB rate for the remaining five years. Repayment terms are monthly interest only payments for the first 36 months, then quarterly principal payments of $175,000 plus interest. The loan is subject to a prepayment penalty of 1% of the principal amount prepaid during the first 36 months. If we elect the 5 year fixed rate of 275 basis points over the FHLB rate (“FHLB Rate Period”), the loan will be subject to a prepayment penalty of 2% during the first and second years of the FHLB Rate Period and 1% of the principal repaid during the third, fourth, and fifth years of the FHLB Rate Period. We may make additional principal payments from internally generated funds of up to $875,000 per year during any fixed rate period without penalty. There is no prepayment penalty during any floating rate period.

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB as of March 31, 2018:

Principal
Amount (in thousands)	Rate	Maturity
$15,000	2.58% to 3.43%	2018
43,000	1.55% to 4.00%	2019
25,000	1.75% to 1.92%	2020
10,000	2.19%	2022
$93,000

Subordinated Debentures

As of both March 31, 2018 and December 31, 2017, the Company had outstanding $20.6 million in principal amount of Junior Subordinated Debt Securities, due in 2035 (the “2035 Debentures”). The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association as Trustee. The 2035 Debentures pay interest quarterly at a floating rate of interest of 3‑month LIBOR plus 200 basis points, and mature on January 7, 2035. Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture. The 2035 Debentures became redeemable, in whole or in part, by the Company on January 7, 2010.

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

Under the terms of the 2035 Debenture, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing. As of March 31, 2018 we were current on all interest due on the 2035 Debenture.

Capital Resources

Total stockholders’ equity increased $1.3 million to $92.4 million at March 31, 2018 compared to $91.1 million as of December 31, 2017. The increase was principally the result of 2018 net income, partially offset by dividends paid during the first quarter of 2018.

Series A Preferred Stock

On November 15, 2008, the Company completed a private placement offering consisting of a total of 70 units, at an offering price of $100,000 per unit, for gross proceeds of $7.0 million. Each unit consists of 6,250 shares of the Company’s Series A 8.0% Non-Cumulative Convertible Preferred Stock. On March 13, 2018, the Company notified holders of its Series A preferred stock that the Company had exercised its option to convert all 437,500 outstanding shares of Series A preferred stock for one share of common stock.  The Company converted the Series A preferred stock on April 2, 2018.  As of that date, the Series A preferred stock was no longer deemed outstanding, and all rights with respect to such stock have ceased and terminated.

Capital Adequacy

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2018 and December 31, 2017, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.”  See details of our capital ratios in Note 5 of the Consolidated Financial Statements.

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

In addition to our ability to generate deposits, we have external sources of funds, which may be drawn upon when desired. The primary source of external liquidity is an available line of credit with the FHLB. The Bank’s total credit availability under the FHLB’s credit availability program was $240.3 million at March 31, 2018, of which $93.0 million was outstanding. We also have $7.5 million in credit availability with another financial institution, of which $3.5 million was outstanding at March 31, 2018.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $84.2 million at March 31, 2018. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. We expect to fund these commitments from the sources of liquidity described above.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity. As of March 31, 2018, we had no material commitments for capital expenditures.

Our ability to acquire deposits or borrow could be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. At March 31, 2018, management considered the Company’s liquidity level to be sufficient for the purposes of meeting our cash flow requirements. We are not aware of any undisclosed known trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in our liquidity.

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

Derivatives

We maintain and account for derivatives, in the form of interest-rate lock commitments (“IRLCs”) and mandatory forward contracts, in accordance with the Financial Accounting Standards Board guidance on accounting for derivative instruments and hedging activities. We recognize gains and losses on IRLCs, mandatory forward contracts, and best effort forward contracts on the loan pipeline through mortgage-banking revenue in the Consolidated Statements of Operations.

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

Information pertaining to the carrying amounts of our derivative financial instruments follows:

	March 31, 2018		December 31, 2017
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)
Asset - IRLCs	$9,050	$184	$1,144	$22
Asset - Mandatory forward contracts	5,633	41	4,399	13

Inflation

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with accounting principles generally accepted in the U.S. and practices within the banking industry which require the measurement of financial condition and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. As a financial institution, virtually all of our assets and liabilities are monetary in nature and interest rates have a more significant impact on our performance than the effects of general levels of inflation. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless mitigated by a corresponding increase in our revenues. However, we believe that the impact of inflation on our operations was not material in the first quarter of 2018 or 2017.

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

The matching of maturity or repricing of interest-earning assets and interest-bearing liabilities may be analyzed by examining the extent to which these assets and liabilities are interest rate sensitive and by monitoring the Bank’s interest rate sensitivity gap. An interest-earning asset or interest-bearing liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. The difference between rate sensitive assets and rate sensitive liabilities represents the Bank’s interest sensitivity gap. At March 31, 2018, we had a one-year cumulative negative gap of $139.8 million.

Exposure to interest rate risk is actively monitored by management. The objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. We use the

PROFITstar® model to monitor our exposure to interest rate risk, which calculates changes in the economic value of equity (“EVE”).

The following table represents our EVE as of March 31, 2018:

Change in Rates		Amount	$ Change	% Change
		(dollars in thousands)
+400	bp	$167,503	$(40,124)	(0.19)%
+300	bp	179,862	(27,765)	(0.13)%
+200	bp	190,517	(17,110)	(0.08)%
+100	bp	199,717	(7,910)	(0.04)%
0	bp	207,627
-100	bp	200,706	(6,921)	(0.03)%
-200	bp	184,128	(23,499)	(0.11)%

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

Item 4.     Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a‑15 under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a‑15 under the Securities Act of 1934) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

In the normal course of business, we are party to litigation arising from the banking, financial, and other activities we conduct. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from these matters will have a material effect on the Company’s financial condition, operating results, or liquidity as of March 31, 2018.

Item 1A.  Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report on Form 10‑K of Severn Bancorp for the year ended December 31, 2017. There has been no material change in our risk factors since the filing of our December 31, 2017 Annual Report on Form 10‑K.

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

101

The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10‑Q as of March 31, 2018 and for the three months ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Accumulated Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

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

101

The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10‑Q as of March 31, 2018 and for the three months ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Accumulated Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

May 15, 2018	/s/ Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2018	/s/ Paul B. Susie
Paul B. Susie, Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)