Form 10-Q
period 2018-06-30
SEVERN BANCORP INC
filed 2018-08-14
CIK 868271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Common Stock, $0.01 par value –12,694,926 shares outstanding as of August 13, 2018

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

Forward-looking statements reflect our expectation or prediction of future conditions, events, or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2017 Annual Report on Form 10‑K, Item 1A of Part II of the Company’s March 31, 2018 Quarterly Report on Form 10-Q, and Item 1A of Part II of this quarterly report on Form 10‑Q, and the following:

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

ii

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

	June 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Cash and due from banks	$2,239	$2,382
Federal funds sold and interest-bearing deposits in other banks	19,926	19,471
Cash and cash equivalents	22,165	21,853
Certificates of deposit held for investment	8,780	8,780
Securities available for sale, at fair value	11,975	10,119
Securities held to maturity (fair value of $45,432 and $54,004 at June 30, 2018 and December 31, 2017, respectively)	46,487	54,303
Loans held for sale, at fair value	9,444	4,530
Loans receivable	686,912	668,151
Allowance for loan losses	(8,257)	(8,055)
Loans, net	678,655	660,096
Real estate acquired through foreclosure	295	403
Restricted stock investments	4,227	4,489
Premises and equipment, net	23,059	23,139
Accrued interest receivable	2,604	2,640
Deferred income taxes	3,993	5,302
Bank owned life insurance	5,146	5,064
Goodwill	1,104	1,099
Other assets	2,754	2,970
Total assets	$820,688	$804,787
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest bearing	$90,031	$72,833
Interest-bearing	531,584	529,395
Total deposits	621,615	602,228
Short-term borrowings	8,500	—
Long-term borrowings	73,500	88,500
Subordinated debentures	20,619	20,619
Accrued expenses and other liabilities	2,413	2,340
Total liabilities	726,647	713,687
Stockholders' Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
Preferred stock series ''A,'' 437,500 shares issued and outstanding and $3,500 liquidation preference at December 31, 2017	—	4
Common stock, $0.01 par value, 20,000,000 shares authorized; 12,694,926 and 12,233,424 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	127	122
Additional paid-in capital	65,157	65,137
Retained earnings	28,858	25,872
Accumulated other comprehensive loss	(101)	(35)
Total stockholders' equity	94,041	91,100
Total liabilities and stockholders' equity	$820,688	$804,787

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:	(unaudited)
Loans	$8,516	$7,394	$16,887	$14,525
Securities	307	328	627	597
Other earning assets	178	174	364	331
Total interest income	9,001	7,896	17,878	15,453
Interest expense:
Deposits	1,274	938	2,407	1,913
Borrowings and subordinated debentures	800	951	1,560	1,947
Total interest expense	2,074	1,889	3,967	3,860
Net interest income	6,927	6,007	13,911	11,593
Reversal of provision for loan losses	—	(375)	—	(650)
Net interest income after reversal of provision for loan losses	6,927	6,382	13,911	12,243
Noninterest income:
Mortgage-banking revenue	635	281	1,230	816
Real estate commissions	360	268	745	648
Real estate management fees	187	122	370	316
Credit report and appraisal fees	124	191	200	261
Deposit service charges	346	41	641	75
Title company revenue	293	—	435	—
Other noninterest income	247	102	440	247
Total noninterest income	2,192	1,005	4,061	2,363
Noninterest expense:
Compensation and related expenses	4,420	3,674	8,698	7,431
Occupancy	391	325	735	661
Legal fees	31	35	42	63
Write-downs, losses, and costs of real estate acquired through foreclosure, net of (recoveries)	(18)	7	14	40
Federal Deposit Insurance Corporation insurance premiums	58	66	113	64
Professional fees	105	118	214	253
Advertising	216	245	449	451
Data processing	255	228	519	424
Credit report and appraisal fees	171	172	241	275
Licensing and software	157	100	278	175
Mortgage leads purchased	—	91	—	186
Other noninterest expense	691	763	1,397	1,476
Total noninterest expense	6,477	5,824	12,700	11,499
Net income before income tax provision	2,642	1,563	5,272	3,107
Income tax provision	724	581	1,469	1,200
Net income	1,918	982	3,803	1,907
Dividends on preferred stock	—	(70)	(70)	(140)
Net income available to common stockholders	$1,918	$912	$3,733	$1,767
Net income per common share - basic	$0.15	$0.08	$0.30	$0.15
Net income per common share - diluted	$0.15	$0.07	$0.30	$0.14

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)
Net income	$1,918	$982	$3,803	$1,907
Other comprehensive (loss) income items:
Unrealized holding (losses) gains on available-for-sale securities arising during the period (net of tax (benefit) expense of $(5), $14, $(24), and $4)	(12)	21	(66)	6
Total other comprehensive (loss) income	(12)	21	(66)	6
Total comprehensive income	$1,906	$1,003	$3,737	$1,913

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)

	Six Months Ended June 30, 2018
	Number of	Number of					Accumulated
	Shares of	Shares of			Additional		Other	Total
	Preferred	Common	Preferred	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Stock	Capital	Earnings	Loss	Equity
	(unaudited)
Balance at January 1, 2018	437,500	12,233,424	$4	$122	$65,137	$25,872	$(35)	$91,100
Net income	—	—	—	—	—	3,803	—	3,803
Stock-based compensation	—	—	—	—	113	—	—	113
Redemption of preferred stock	(437,500)	437,500	(4)	4	—	—	—	—
Dividend declared on Series A preferred stock	—	—	—	—	—	(70)	—	(70)
Dividends paid on common stock at $0.06 per share	—	—	—	—	—	(747)	—	(747)
Exercise of stock options	—	24,002	—	1	96	—	—	97
Other	—	—	—	—	(189)	—	—	(189)
Other comprehensive loss	—	—	—	—	—	—	(66)	(66)
Balance at June 30, 2018	—	12,694,926	$—	$127	$65,157	$28,858	$(101)	$94,041

	Six Months Ended June 30, 2017
	Number of	Number of					Accumulated
	Shares of	Shares of			Additional		Other	Total
	Preferred	Common	Preferred	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Stock	Capital	Earnings	Income	Equity
	(unaudited)
Balance at January 1, 2017	437,500	12,123,179	$4	$121	$64,471	$23,334	$—	$87,930
Net income	—	—	—	—	—	1,907	—	1,907
Stock-based compensation	—	—	—	—	102	—	—	102
Dividend declared on Series A preferred stock	—	—	—	—	—	(140)	—	(140)
Exercise of stock options	—	2,161	—	—	17	—	—	17
Other comprehensive income	—	—	—	—	—	—	6	6
Balance at June 30, 2017	437,500	12,125,340	$4	$121	$64,590	$25,101	$6	$89,822

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:	(unaudited)
Net income	$3,803	$1,907
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	628	602
Amortization of deferred loan fees	(861)	(521)
Net amortization of premiums and discounts	(125)	(262)
Reversal of provision for loan losses	—	(650)
Write-downs and losses on real estate acquired through foreclosure, net of gains	44	40
Gain on sale of mortgage loans	(1,230)	(816)
Proceeds from sale of mortgage loans held for sale	37,151	24,065
Originations of loans held for sale	(40,835)	(16,849)
Stock-based compensation	113	102
Increase in cash surrender value of bank-owned life insurance	(82)	—
Deferred income taxes	1,334	1,308
Decrease (increase) in accrued interest receivable	36	(36)
Decrease in other assets	163	936
Increase (decrease) in accrued expenses and other liabilities	73	(1,614)
Net cash provided by operating activities	212	8,212
Cash flows from investing activities:
Purchase of certificates of deposit held for investment	—	(8,680)
Loan principal (disbursements), net of repayments	(17,698)	(21,343)
Redemption of restricted stock investments	262	827
Purchases of premises and equipment, net	(548)	(216)
Activity in securities held to maturity:
Purchases	—	(6,679)
Maturities/calls/repayments	7,745	5,096
Activity in available-for-sale securities:
Purchases	(2,000)	(7,184)
Maturities/calls/repayments	108	184
Proceeds from sales of real estate acquired through foreclosure	64	433
Net cash used in investing activities	(12,067)	(37,562)
Cash flows from financing activities:
Net increase in deposits	19,387	7,680
Net increase in short-term borrowings	8,500	—
Additional long-term borrowings	34,000	—
Repayments of long-term borrowings	(49,000)	(20,000)
Common stock dividends	(747)	—
Preferred stock dividends	(70)	(140)
Exercise of stock options	97	17
Net cash provided by (used in) financing activities	12,167	(12,443)
Increase (decrease) in cash and cash equivalents	312	(41,793)
Cash and cash equivalents at beginning of period	21,853	67,014
Cash and cash equivalents at end of period	$22,165	$25,221
Supplemental Information:
Interest paid on deposits and borrowed funds	$3,937	$3,902
Income taxes paid	91	—
Real estate acquired in satisfaction of loans	—	515
Transfers of loans held for sale to loan portfolio	—	419

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three and six months ended June 30, 2018 and 2017 is unaudited)

Note 1 -  Summary of Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of Severn Bancorp, Inc. and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 8‑01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. In the opinion of management, all adjustments (comprising only of those of a normal recurring nature) necessary for a fair presentation of the results of operations for the interim periods presented have been made. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any other interim or future period. Events occurring after the date of the financial statements up to the date the financial statements were available to be issued were considered in the preparation of the consolidated financial statements.

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and affect the reported amounts of revenues earned and expenses incurred during the reporting period. Actual results could differ from those estimates. Estimates that could change significantly relate to the provision for loan losses and the related allowance for loan losses (“Allowance”), determination of impaired loans and the related measurement of impairment, valuation of investment securities and the determination of other-than-temporary-impairment (“OTTI”), valuation of real estate acquired through foreclosure, valuation of stock-based compensation, the assessment that a liability should be recognized with respect to any matters under litigation, and the calculation of current and deferred income taxes and the realizability of net deferred tax assets.

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

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage-banking and mortgage servicing activities. Our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of noninterest income, are service charges on deposit accounts, real estate commissions, real estate management fees, and title company revenue.

Service Charges on Deposit Accounts

Service charges on deposit accounts represent general service fees for monthly account maintenance and activity - or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

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

Title Company Revenue

Title Company Revenue consists of revenue earned on performing title work for real estate transactions.  The revenue is earned when the title work is performed.  Payment for such performance obligations generally occurs at the time of the settlement of a real estate transaction.  As such settlement is generally within 90 days of the performance of the title work, we recognize the revenue at the time of the settlement.

Recent Accounting Pronouncements

Pronouncements Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers, as amended by ASU 2015‑14, Revenue from Contracts with Customers:  Deferral of the Effective Date, ASU 2016‑08, Revenue from Contracts with Customers:  Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), ASU 2016‑10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016‑12, Revenue from Contracts with Customers:  Narrow-Scope Improvements and Practical Expedients, ASU 2016‑20, Technical Corrections and Improvements to Topic 606, Revenue form Contracts with Customers, that provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers. The guidance also provides for a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. We adopted the pronouncement on January 1, 2018 and elected the modified retrospective transition method.  There was no material impact to the financial statements.. Our accounting policies and revenue recognition principles did not change materially as the principles of ASC 606 are largely consistent with the previous revenue recognition practices.  See additional information on revenue recognition above.

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

In June 2016, FASB issued ASU No. 2016‑13, Financial Instruments – Credit Losses, which sets forth a current expected credit loss (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. While we are currently in the process of evaluating the impact of the amended guidance on our Consolidated Financial Statements, we currently expect the Allowance to increase upon adoption given that the Allowance will be required to cover the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under current GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of our loan and lease portfolio at the time of adoption.

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

Note 2 – Correction of an Immaterial Prior Year Error

In 2016, we redeemed the Series B preferred stock sold in 2008 to the U.S. Department of the Treasury (the “TARP Shares”). At the time of the redemption, the remaining unamortized discount of $511,000 should have been fully amortized into additional paid-in capital and retained earnings and reflected as a reduction to net income available to common stockholders. This treatment was not reflected in the consolidated financial statements included in the June 30, 2017 Quarterly Report on Form 10‑Q. We determined that this amount was not material to the 2017 consolidated financial statements. Our June 30, 2017 consolidated financial statements within these consolidated financial statements have been adjusted to reflect the proper recognition of the remaining discount at the time of the redemption as a $67,000 and $135,000 adjustment to net income available to common stockholders for the three and six months ended June 30, 2017, respectively, revising the originally reported amounts from $845,000 to $912,000 for the three months ended June 30, 2017 and from $1.6 million to $1.8 million for the six months ended June 30, 2017. The adjustment had no impact on total assets at June 30, 2017 or December 31, 2017 and no impact on net income for the three and six months ended June 30, 2017.

Note 3 - Securities

The amortized cost and fair values of our AFS securities portfolio were as follows:

	June 30, 2018
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
U.S. Treasury securities	$1,987	$—	$14	$1,973
U.S. government agency notes	10,128	—	126	10,002
	$12,115	$—	$140	$11,975

	December 31, 2017
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
U.S. government agency notes	$10,169	$—	$50	$10,119
	$10,169	$—	$50	$10,119

The amortized cost and fair values of our held-to-maturity (“HTM”) securities portfolio were as follows:

	June 30, 2018
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$4,992	$26	$5	$5,013
U.S. government agency notes	13,995	26	141	13,880
Mortgage-backed securities	27,500	9	970	26,539
	$46,487	$61	$1,116	$45,432

	December 31, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$4,994	$68	$6	$5,056
U.S. government agency notes	19,004	81	99	18,986
Mortgage-backed securities	30,305	27	370	29,962
	$54,303	$176	$475	$54,004

Gross unrealized losses and fair value by length of time that the individual AFS securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	June 30, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
U.S. Treasury securities	$1,973	$14	$—	$—	$1,973	$14
U.S. government agency notes	8,991	118	1,011	8	10,002	126
	$10,964	$132	$1,011	$8	$11,975	$140

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
U.S. government agency notes	$10,119	$50	$—	$—	$10,119	$50
	$10,119	$50	$—	$—	$10,119	$50

Gross unrealized losses and fair value by length of time that the individual HTM securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	June 30, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
U.S. Treasury securities	$1,994	$5	$—	$—	$1,994	$5
U.S. government agency notes	6,955	38	4,928	103	11,883	141
Mortgage-backed securities	17,241	574	9,040	396	26,281	970
	$26,190	$617	$13,968	$499	$40,158	$1,116

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
U.S. Treasury securities	$1,993	$6	$—	$—	$1,993	$6
U.S. government agency notes	6,977	23	6,964	76	13,941	99
Mortgage-backed securities	20,993	217	7,046	153	28,039	370
	$29,963	$246	$14,010	$229	$43,973	$475

In the AFS securities portfolio, 10 securities were in a loss position as of June 30, 2018. In the HTM securities portfolio, 32 securities were in a loss position as of June 30, 2018.

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

Contractual maturities of debt securities at June 30, 2018 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS Securities		HTM Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Due in one year or less	$1,019	$1,011	$8,003	$7,975
Due after one through five years	11,096	10,964	9,976	9,894
Due after five years through ten years	—	—	1,008	1,024
Mortgage-backed securities	—	—	27,500	26,539
	$12,115	$11,975	$46,487	$45,432

There were no securities pledged as collateral as of June 30, 2018 or December 31, 2017.

Note 4 -  Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows:

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Residential mortgage	$291,221	$287,656
Commercial	42,618	37,356
Commercial real estate	234,151	236,302
Construction, land acquisition, and development	107,564	93,060
Home equity/2nds	13,437	15,703
Consumer	1,026	1,084
Total loans receivable	690,017	671,161
Unearned loan fees	(3,105)	(3,010)
Loans receivable	$686,912	$668,151

Certain loans in the amount of $190.2 million have been pledged under a blanket floating lien to the Federal Home Loan Bank of Atlanta (“FHLB”) as collateral against advances at June 30, 2018.

At June 30, 2018, the Bank was servicing $31.7 million in loans for the Federal National Mortgage Association and $15.5 million in loans for the Federal Home Loan Mortgage Corporation. At December 31, 2017, the Bank was servicing $33.5 million in loans for the Federal National Mortgage Association and $16.0 million in loans for the Federal Home Loan Mortgage Corporation.

Credit Quality

An Allowance is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible based on evaluations of the collectability of loans and prior loan loss experience. Management has an established methodology to determine the adequacy of the Allowance that assesses the risks and losses inherent in the loan portfolio. The methodology takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Determining the amount of the Allowance requires the use of estimates and assumptions. Actual results could differ significantly from those estimates. While management uses all available information to estimate losses on loans, future additions to the Allowance may be necessary based on changes in economic conditions and our actual loss experience. In addition, various regulatory agencies periodically review the Allowance as an integral part of their examination process. Such agencies may require us to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of June 30, 2018 and December 31, 2017.

For purposes of determining the Allowance, we have segmented our loan portfolio by product type. Our portfolio loan segments are residential mortgage, commercial, commercial real estate, construction, land acquisition, and development (“ADC”), Home equity/2nds, and consumer. We have looked at all segments and have determined that no additional subcategorization is warranted based upon our consideration of risk.  Our portfolio classes are the same as our portfolio segments.

Inherent Credit Risks

The inherent credit risks within the loan portfolio vary depending upon the loan class as follows:

Residential mortgage - secured by one to four family dwelling units. The loans have limited risk as they are secured by first mortgages on the unit, which are generally the primary residence of the borrower, and are generally at a loan-to-value ratio (“LTV”) of 80% or less.

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

Commercial real estate - subject to the underwriting standards and processes similar to commercial, in addition to those underwriting standards for real estate loans. These loans are viewed primarily as loans secured by real estate and secondarily as cash flow dependent. As repayment of these loans is generally dependent upon the successful operation of the property securing the loan, we look closely at the cash flows generated by the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or the economy in general. Management monitors and evaluates commercial real estate loans based on collateral and risk-rating criteria. The Bank also utilizes third-party experts to provide environmental and market valuations. The nature of commercial real estate loans makes them more difficult to monitor and evaluate.

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

The following tables present, by portfolio segment, the changes in the Allowance and the recorded investment in loans:

	Three Months Ended June 30, 2018
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Total
	(dollars in thousands)
Beginning Balance	$3,301	$514	$2,995	$1,060	$297	$2	$8,169
Charge-offs	(37)	—	—	—	—	—	(37)
Recoveries	1	—	122	—	2	—	125
Net (charge-offs) recoveries	(36)	—	122	—	2	—	88
(Reversal of) provision for loan losses	(303)	(100)	(526)	1,000	(70)	(1)	—
Ending Balance	$2,962	$414	$2,591	$2,060	$229	$1	$8,257

	Six Months Ended June 30, 2018
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Total
	(dollars in thousands)
Beginning Balance	$3,099	$527	$2,805	$1,236	$386	$2	$8,055
Charge-offs	(360)	—	—	(13)	—	—	(373)
Recoveries	222	—	333	—	20	—	575
Net (charge-offs) recoveries	(138)	—	333	(13)	20	—	202
Provision for (reversal of) loan losses	1	(113)	(547)	837	(177)	(1)	—
Ending Balance	$2,962	$414	$2,591	$2,060	$229	$1	$8,257

Ending balance - individually evaluated for impairment	$1,295	$—	$153	$1,002	$2	$1	$2,453
Ending balance - collectively evaluated for impairment	1,667	414	2,438	1,058	227	—	5,804
	$2,962	$414	$2,591	$2,060	$229	$1	$8,257

Ending loan balance -individually evaluated for impairment	$15,926	$300	$2,003	$3,046	$1,461	$80	$22,816
Ending loan balance -collectively evaluated for impairment	273,503	42,318	230,835	104,518	11,976	946	664,096
	$289,429	$42,618	$232,838	$107,564	$13,437	$1,026	$686,912

	December 31, 2017
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Total
	(dollars in thousands)
Ending balance - individually evaluated for impairment	$1,181	$—	$182	$48	$—	$2	$1,413
Ending balance - collectively evaluated for impairment	1,918	527	2,623	1,188	386	—	6,642
	$3,099	$527	$2,805	$1,236	$386	$2	$8,055

Ending loan balance - individually evaluated for impairment	$18,219	$—	$2,917	$991	$—	$84	$22,211
Ending loan balance - collectively evaluated for impairment	267,600	37,356	232,212	92,069	15,703	1,000	645,940
	$285,819	$37,356	$235,129	$93,060	$15,703	$1,084	$668,151

	Three Months Ended June 30, 2017
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Total
	(dollars in thousands)
Beginning Balance	$3,789	$473	$2,515	$1,097	$453	$5	$8,332
Charge-offs	(208)	(27)	—	—	(98)	—	(333)
Recoveries	32	—	60	—	2	—	94
Net (charge-offs) recoveries	(176)	(27)	60	—	(96)	—	(239)
(Reversal of) provision for loan losses	(210)	(57)	(4)	(113)	10	(1)	(375)
Ending Balance	$3,403	$389	$2,571	$984	$367	$4	$7,718

	Six Months Ended June 30, 2017
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Total
	(dollars in thousands)
Beginning Balance	$3,833	$478	$2,535	$1,390	$728	$5	$8,969
Charge-offs	(707)	—	—	—	(98)	—	(805)
Recoveries	139	—	60	—	5	—	204
Net (charge-offs) recoveries	(568)	—	60	—	(93)	—	(601)
Provision for (reversal of) loan losses	138	(89)	(24)	(406)	(268)	(1)	(650)
Ending Balance	$3,403	$389	$2,571	$984	$367	$4	$7,718

Ending balance - individually evaluated for impairment	$1,524	$—	$189	$51	$—	$3	$1,767
Ending balance - collectively evaluated for impairment	1,879	389	2,382	933	367	1	5,951
	$3,403	$389	$2,571	$984	$367	$4	$7,718

Ending loan balance - individually evaluated for impairment	$15,919	$—	$6,078	$807	$—	$90	$22,894
Ending loan balance - collectively evaluated for impairment	269,988	25,811	210,310	85,091	16,336	1,014	608,550
	$285,907	$25,811	$216,388	$85,898	$16,336	$1,104	$631,444

The following tables present the credit quality breakdown of our loan portfolio by class:

	June 30, 2018
		Special
	Pass	Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$283,841	$840	$4,748	$289,429
Commercial	42,355	29	234	42,618
Commercial real estate	226,849	4,130	1,859	232,838
ADC	104,320	—	3,244	107,564
Home equity/2nds	12,136	450	851	13,437
Consumer	1,026	—	—	1,026
	$670,527	$5,449	$10,936	$686,912

	December 31, 2017
		Special
	Pass	Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$279,040	$1,563	$5,216	$285,819
Commercial	37,312	44	—	37,356
Commercial real estate	227,573	4,615	2,941	235,129
ADC	91,868	—	1,192	93,060
Home equity/2nds	14,384	465	854	15,703
Consumer	1,084	—	—	1,084
	$651,261	$6,687	$10,203	$668,151

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans:

	June 30, 2018
	30-59	60-89	90+
	Days	Days	Days	Total			Non-
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accrual
	(dollars in thousands)
Residential mortgage	$1,218	$1,526	$2,456	$5,200	$284,229	$289,429	$3,469
Commercial	—	—	—	—	42,618	42,618	300
Commercial real estate	458	232	159	849	231,989	232,838	212
ADC	509	258	2,313	3,080	104,484	107,564	2,380
Home equity/2nds	395	—	1,128	1,523	11,914	13,437	1,250
Consumer	—	—	—	—	1,026	1,026	—
	$2,580	$2,016	$6,056	$10,652	$676,260	$686,912	$7,611

	December 31, 2017
	30-59	60-89	90+
	Days	Days	Days	Total			Non-
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accrual
	(dollars in thousands)
Residential mortgage	$1,006	$—	$—	$1,006	$284,813	$285,819	$3,891
Commercial	—	—	—	—	37,356	37,356	78
Commercial real estate	948	—	—	948	234,181	235,129	159
ADC	—	—	—	—	93,060	93,060	314
Home equity/2nds	—	—	—	—	15,703	15,703	1,268
Consumer	—	—	—	—	1,084	1,084	—
	$1,954	$—	$—	$1,954	$666,197	$668,151	$5,710

We did not have any loans greater than 90 days past due and still accruing as of June 30, 2018 or December 31, 2017.

The interest which would have been recorded on the above nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $1.1 million and $311,000 for the six months ended June 30,  2018 and 2017, respectively. The actual interest income recorded on those loans was approximately $208,000 and $61,000 for the six months ended June 30, 2018 and 2017, respectively.

The following tables summarize impaired loans:

	June 30, 2018			December 31, 2017
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related Allowance:	(dollars in thousands)
Residential mortgage	$9,516	$8,502	$—	$12,929	$11,572	$—
Commercial	364	300	—	—	—	—
Commercial real estate	1,255	1,202	—	1,562	1,507	—
ADC	397	397	—	636	636	—
Home equity/2nds	1,963	1,448	—	—	—	—
Consumer	—	—	—	—	—	—
With a related Allowance:
Residential mortgage	7,539	7,424	1,295	6,761	6,647	1,181
Commercial	—	—	—	—	—	—
Commercial real estate	756	801	153	1,410	1,410	182
ADC	2,690	2,649	1,002	392	355	48
Home equity/2nds	14	13	2	—	—	—
Consumer	80	80	1	84	84	2
Totals:
Residential mortgage	17,055	15,926	1,295	19,690	18,219	1,181
Commercial	364	300	—	—	—	—
Commercial real estate	2,011	2,003	153	2,972	2,917	182
ADC	3,087	3,046	1,002	1,028	991	48
Home equity/2nds	1,977	1,461	2	—	—	—
Consumer	80	80	1	84	84	2

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related Allowance:	(dollars in thousands)
Residential mortgage	$7,867	$88	$9,071	$98	$9,824	$174	$9,160	$215
Commercial	457	13	—	—	78	20	—	—
Commercial real estate	1,326	14	2,691	8	1,350	30	3,027	47
ADC	397	4	435	6	555	9	437	12
Home equity/2nds	1,285	12	594	10	483	20	905	25
Consumer	—	—	—	—	—	—	—	—
With a related Allowance:
Residential mortgage	7,439	75	8,393	73	7,184	152	9,284	170
Commercial	—	—	—	—	—	—	49	—
Commercial real estate	751	8	1,913	26	1,276	14	1,928	50
ADC	344	6	378	5	1,117	11	391	10
Home equity/2nds	13	—	626	—	4	—	953	—
Consumer	80	1	91	—	82	—	93	1
Totals:
Residential mortgage	15,306	163	17,464	171	17,008	326	18,444	385
Commercial	457	13	—	—	78	20	49	—
Commercial real estate	2,077	22	4,604	34	2,626	44	4,955	97
ADC	741	10	813	11	1,672	20	828	22
Home equity/2nds	1,298	12	1,220	10	487	20	1,858	25
Consumer	80	1	91	—	82	—	93	1

Residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction totaled $3.8 million and $3.1 million as of June 30, 2018 and December 31, 2017, respectively.

Troubled Debt Restructure Loans (“TDR” or “TDRs”)

Our portfolio of TDRs was accounted for under the following methods:

	June 30, 2018
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications
	(dollars in thousands)
Residential mortgage	40	$10,617	4	$803	44	$11,420
Commercial real estate	2	1,036	—	—	2	1,036
ADC	1	135	—	—	1	135
Consumer	3	80	—	—	3	80
	46	$11,868	4	$803	50	$12,671

	December 31, 2017
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications
	(dollars in thousands)
Residential mortgage	42	$11,631	2	$736	44	$12,367
Commercial real estate	3	1,862	1	78	4	1,940
ADC	1	137	1	6	2	143
Consumer	4	84	—	—	4	84
	50	$13,714	4	$820	54	$14,534

There were no TDRs that defaulted during the three and six months ended June 30, 2018 or 2017 which were modified during the previous 12 month period.

We did not modify any loans during the three and six months ended June 30, 2018 or 2017.

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

The Basel III rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer requirements began to phase in effective January 2016 at 0.625% of risk-weighted assets and increase by that amount each year until fully implemented in January 2019. In 2018 the capital conservation buffer is 1.875%. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses to executive officers if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

As of the date of the last regulatory exam, the Bank was considered “well capitalized” and as of June 30, 2018 the Bank continued to meet the requirements to be considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements.

The Bank’s regulatory capital amounts and ratios were as follows:

			Minimum		Minimum		To be Well
			Requirements		Requirements		Capitalized Under
			for Capital Adequacy		with Capital		Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018	(dollars in thousands)
Common Equity Tier 1 Capital (to risk-weighted assets)	$108,466	16.5%	$29,691	4.5%	$42,062	6.4%	$42,887	6.5%
Total capital (to risk-weighted assets)	116,722	17.7%	52,784	8.0%	65,155	9.9%	65,980	10.0%
Tier 1 capital (to risk-weighted assets)	108,466	16.5%	39,588	6.0%	51,959	7.9%	52,784	8.0%
Tier 1 capital (to average quarterly assets)	108,466	13.6%	31,968	4.0%	46,952	5.9%	39,960	5.0%

December 31, 2017
Common Equity Tier 1 Capital (to risk-weighted assets)	$105,721	16.5%	$28,904	4.5%	$36,933	5.8%	$41,750	6.5%
Total capital (to risk-weighted assets)	113,758	17.7%	51,385	8.0%	59,414	9.3%	64,231	10.0%
Tier 1 capital (to risk-weighted assets)	105,721	16.5%	38,539	6.0%	46,567	7.3%	51,385	8.0%
Tier 1 capital (to average quarterly assets)	105,721	13.5%	31,440	4.0%	41,264	5.3%	39,300	5.0%

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

Not included in the diluted earnings per share calculation because they were anti-dilutive were 22,000 and 24,000 shares, respectively, of common stock issuable upon exercise of outstanding stock options for the three and six months ended June 30, 2018. An additional 437,500 shares of common stock that was issuable upon conversion of the Company’s Series A Preferred Stock was anti-dilutive for the three and six months ended June 30, 2017.

On April 2, 2018, the Company exercised its option to convert all 437,500 outstanding shares of Series A Preferred Stock into shares of the Company’s common stock. The conversion ratio was one share of Series A Preferred Stock for one share of common stock. As of April 2, 2018, the Series A Preferred Stock was no longer deemed outstanding and all rights with respect to such stock ceased and terminated.

Information relating to the calculations of our income per common share is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands, except for per share data)
Weighted-average shares outstanding - basic	12,684,711	12,125,324	12,463,132	12,124,566
Dilution	96,326	83,926	95,937	83,345
Weighted-average share outstanding - diluted	12,781,037	12,209,250	12,559,069	12,207,911

Net income available to common stockholders	$1,918	$912	$3,733	$1,767
Net income per share - basic	$0.15	$0.08	$0.30	$0.15
Net income per share - diluted	$0.15	$0.07	$0.30	$0.14

Note 7 - Stock-Based Compensation

We have maintained a stock-based compensation plan for directors, officers, and other key employees of the Company. The aggregate number of shares of common stock that could be issued with respect to the awards granted under the plan was 500,000 plus any shares forfeited under the Company’s old stock-based compensation plan. Under the terms of the stock-based compensation plan, the Company had the ability to grant various stock compensation incentives, including stock options, stock appreciation rights, and restricted stock. The stock-based compensation was granted under terms and conditions determined by the Compensation Committee of the Board of Directors. Under the stock-based compensation plan, stock options generally had a maximum term of ten years, and were granted with an exercise price at least equal to the fair market value of the common stock on the date the options were granted. Generally, options granted to directors, officers, and employees of the Company vested over a five-year period, although the Compensation Committee had the authority to provide for different vesting schedules.  The plan described above expired in May of 2018 and no additional awards may be granted under that plan.

We account for stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statement of operations at fair value. Additionally, we are required to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award. The expense is recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense included in the consolidated statements of operations for the three months ended June 30, 2018 and 2017 totaled $57,000 and $49,000, respectively. Stock-based compensation expense included in the consolidated statements of operations for the six months ended June 30, 2018 and 2017 totaled $113,000 and $102,000, respectively.

Information regarding our stock-based compensation plan is as follows as of and for the six months ended June 30:

	2018				2017
			Weighted-				Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of period	434,275	$5.87			339,500	$5.31
Granted	6,500	7.41			—	—
Exercised	(24,252)	4.00			(5,025)	3.37
Forfeited	(1,750)	5.26			(15,000)	4.67
Outstanding at end of period	414,773	$6.01	6.0	$1,096	319,475	$5.37	7.5	$604
Exercisable at end of period	209,998	$5.18	5.9	$730	158,129	$4.70	6.7	$407

The fair values of options at the time of the grants were derived using the Black-Scholes option-pricing model.  The followings weighted average assumptions were used to value options granted for the six months ended June 30, 2018:

2018
Expected life	5.5 years
Risk-free interest rate	2.67%
Expected volatility	32.20%
Expected dividend yield	—
Weighted average per share fair value of options granted	$2.57

As of June 30, 2018, there was $602,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over the next 57 months.

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

	June 30,	December 31,
	2018	2017
	(dollars in thousands)
Standby letters of credit	$9,171	$3,480
Home equity lines of credit	16,959	13,321
Unadvanced construction commitments	49,120	74,720
Mortgage loan commitments	1,067	595
Lines of credit	23,368	16,612
Loans sold and serviced with limited repurchase provisions	34,475	21,409

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements and are limited to real estate transactions. The majority of these standby letters of credit expire within twelve months, with automatic one year renewals.  The Bank has the option to stop any automatic renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes, except for certain standby letters of credit, that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2018 and December 31, 2017 for guarantees under standby letters of credit issued was $50,000 and $42,000, respectively.

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

Mortgage loan commitments not reflected in the accompanying statements of financial condition at June 30, 2018 included four loans totaling $1.1 million. Such commitments at December 31, 2017 consisted of two loans totaling $595,000.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer’s credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within a period ranging generally from 120 to 180 days after the sale date depending on the investor’s agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. We established a reserve for potential repurchases for these loans, which amounted to $74,000 at June 30, 2018 and $63,000 at December 31, 2017. We did not repurchase any loans during the six months ended June 30, 2018 or 2017.

Other Contingencies

The Company provides banking services to customers who do business in the medical-use cannabis industry. While the growing, processing, and sales of medical-use cannabis is legal in the state of Maryland, the business currently violates Federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. The strict enforcement of Federal laws regarding medical-use cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the Company’s consolidated financial statements if the Federal government takes actions against the Company. As of June 30, 2018, the Company has not accrued an amount for the potential impact of any such actions.

Following is a summary of the level of business activities with our medical-use cannabis customers:

•  Deposit and loan balances at June 30, 2018 were approximately $27.8 million, 4.5% of total deposits, and $15.3 million, 2.2% of total loans, respectively. Deposit and loan balances at December 31, 2017 were approximately $19.2 million, 3.2% of total deposits, and $11.9 million, 1.8% of total loans, respectively.

•Interest and noninterest income for the three months ended June 30, 2018 were approximately $134,000 and $315,000, respectively. Interest and noninterest income for the six months ended June 30, 2018 were approximately $310,000 and $545,000, respectively. There was no interest or noninterest income recognized on medical-use cannabis accounts for the three or six months ended June 30, 2017.

•The volume of deposits in the accounts of medical-use cannabis customers for the three and six months ended June 30,  2018 was approximately $11.4 million and $29.3 million, respectively. No deposits were made in medical-use cannabis accounts during the six months ended June 30, 2017.

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

Assets Measured on a Recurring Basis

The following tables present fair value measurements for assets that are measured at fair value on a recurring basis as of and for the six months ended June 30, 2018:

			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
	Value	(Level 1)	(Level 2)	(Level 3)	Period Income
Assets:	(dollars in thousands)
AFS Securities - U.S. Treasury and government agency notes	$11,975	$1,973	$10,002	$—	$—
Loans held for sale ("LHFS")	9,444	—	9,444	—	179
Mortgage servicing rights ("MSRs")	501	—	—	501	24
Interest-rate lock commitments ("IRLCs")	168	—	—	168	146
Mandatory forward contracts	26	—	26	—	13
Best efforts forward contracts	12	—	12	—	9

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

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Fair Value	Valuation	Unobservable	Range
	Estimate	Technique	Input	(Weighted-Average)
June 30, 2018:	(dollars in thousands)
MSRs	$501	Market Approach	Weighted average prepayment speed	3.94%
IRLCs	168	Market Approach	Range of pull through rate	80% - 95%
			Average pull through rate	90%

December 31, 2017:
MSRs	$477	Market Approach	Weighted average prepayment speed	3.94%
IRLCs	22	Market Approach	Range of pull through rate	80% - 95%
			Average pull through rate	90%

The following table shows the activity in the MSRs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Beginning balance	$499	$546	$477	$557
Valuation adjustment	2	(35)	24	(46)
Ending balance	$501	$511	$501	$511

The following table shows the activity in the IRLCs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Beginning balance	$184	$169	$22	$162
Valuation adjustment	(16)	(146)	146	(139)
Ending balance	$168	$23	$168	$23

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

	June 30, 2018
			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average
	(dollars in thousands)
Impaired loans	$9,305	$—	$—	$9,305	0% - 27%	11.0%
Real estate acquired through foreclosure	171	—	—	171	0% - 9%	8.6%

(1)	Discount based on current market conditions and estimated selling costs

	December 31, 2017
			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average
	(dollars in thousands)
Impaired loans	$2,793	$—	$—	$2,793	0% - 33%	14.5%
Real estate acquired through foreclosure	178	—	—	178	0% - 22%	11.5%

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

Fair Value of All Financial Instruments

The carrying value and fair value of all financial instruments are summarized in the following tables. The descriptions of the fair value calculations for AFS securities, LHFS, MSRs, IRLCs, best efforts forward contracts, mandatory forward contracts, impaired loans, and impaired real estate are included in the discussions above.

	June 30, 2018
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$22,165	$22,165	$—	$—	$22,165
Certificates of deposit held for investment	8,780	8,780	—	—	8,780
AFS securities	11,975	1,973	10,002	—	11,975
HTM securities	46,487	5,013	40,419	—	45,432
LHFS	9,444	—	9,444	—	9,444
Loans receivable, net	678,655	—	—	677,594	677,594
Restricted stock investments	4,227	—	4,227	—	4,227
Accrued interest receivable	2,604	—	2,604	—	2,604
MSRs	501	—	—	501	501
IRLCs	168	—	—	168	168
Mandatory forward contracts	26	—	26	—	26
Best effort forward contracts	12	—	12	—	12
Liabilities:
Deposits	621,615	—	613,690	—	613,690
Accrued interest payable	425	—	425	—	425
Borrowings	82,000	—	75,032	—	75,032
Subordinated debentures	20,619	—	—	20,619	20,619

	December 31, 2017
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$21,853	$21,853	$—	$—	$21,853
Certificates of deposit held for investment	8,780	8,780	—	—	8,780
AFS securities	10,119	—	10,119	—	10,119
HTM securities	54,303	5,056	48,948	—	54,004
LHFS	4,530	—	4,530	—	4,530
Loans receivable, net	660,096	—	—	672,349	672,349
Restricted stock investments	4,489	—	4,489	—	4,489
Accrued interest receivable	2,640	—	2,640	—	2,640
MSRs	477	—	—	477	477
IRLCs	22	—	—	22	22
Mandatory forward contracts	13	—	13	—	13
Best effort forward contracts	3	—	3	—	3
Liabilities:
Deposits	602,228	—	594,659	—	594,659
Accrued interest payable	395	—	395	—	395
Borrowings	88,500	—	81,303	—	81,303
Subordinated debentures	20,619	—	—	20,619	20,619

At June 30, 2018 and December 31, 2017, the Bank had loan funding commitments of $90.5 million and $105.2 million million, respectively, and standby letters of credit outstanding of $9.2 million and $3.5 million, respectively. The fair value of these commitments is nominal.

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

There were no transfers between any of Levels 1, 2, and 3 for the six months ended June 30, 2018 or 2017 or for the year ended December 31, 2017.

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

The Company

The Company is a savings and loan holding company chartered as a corporation in the state of Maryland in 1990. It conducts business primarily through three subsidiaries, Severn Savings Bank, FSB (the “Bank”), Mid-Maryland Title Company, Inc. (the “Title Company”), and SBI Mortgage Company (“SBI”). SBI holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation (“Crownsville”), which is doing business as Annapolis Equity Group, and acquires real estate for syndication and investment purposes. The Title Company is a real estate settlement company that handles commercial and residential real estate settlements in Maryland. The Bank’s principal subsidiary Louis Hyatt, Inc. (“Hyatt Commercial”), conducts business as Hyatt Commercial, a commercial real estate brokerage and property management company. The Bank opened a new branch in June of 2018 in Lothian, Maryland, which brings the total number of branches to six in Anne Arundel County, Maryland. The branches offer a full range of deposit products and originate mortgages in the Bank’s primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware, and Virginia. As of June 30, 2018, we had 166 full-time equivalent employees.

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

We have experienced an improved level of profitability for the three and six months ended June 30, 2018, primarily due to the improved profitability of our mortgage-banking operations as well as an improvement in our net interest margin. We recognized increased deposit service charges as a result of fees from medical-use cannabis deposit accounts and saw improvement in our real estate sales commissions from Hyatt Commercial. Additionally, during the six months ended June 30, 2018, we recognized increased revenue from the Title Company.

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

Critical Accounting Policies

Our significant accounting policies are set forth in Note 1 of the audited consolidated financial statements for the year ended December 31, 2017 which were included in our Annual Report on Form 10‑K. Any policies added after this date are included in Note 1 - Summary of Significant Accounting Policies. Of these significant accounting policies, we consider our policies regarding the valuation of  investment securities, the Allowance for loan losses (“Allowance”), the valuation of real estate acquired through foreclosure, and the valuation of the net deferred tax asset to be our most critical accounting policies, due to the fact that these policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried in the consolidated financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. When applying accounting policies in such areas that are subjective in nature, management must use its best judgment to arrive at the carrying value of certain assets and liabilities. Below is a discussion of our critical accounting policies.

Securities

We designate securities into one of three categories at the time of purchase. Debt securities that we have the intent and ability to hold to maturity are classified as held to maturity (“HTM”) and recorded at amortized cost. Debt and equity securities are classified as trading if bought and held principally for the purpose of sale in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as HTM or trading securities are considered available for sale (“AFS”) and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive loss.

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established. We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination presumed to occur. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The judgment about the level of future taxable income is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.

Results of Operations

Net Income

Three Months Ended June 30

Net income increased $936,000, or 95.3%, to $1.9 million for the three months ended June 30, 2018, compared to $982,000 for the three months ended June 30, 2017. Basic and diluted income per share were $0.15 for the three months ended June 30, 2018 compared to basic income per share of $0.08 and diluted income per share of $0.07 for the three months ended June 30, 2017. The increase in net income reflected improved net interest income and noninterest income, partially offset by increased noninterest expense, income tax provision, and the provision for loan losses.

Six Months Ended June 30

Net income increased $1.9 million, or 99.4%, to $3.8 million for the six months ended June 30, 2018, compared to $1.9 million for the six months ended June 30, 2017. Basic and diluted income per share were $0.30 for the six months ended June 30, 2018, compared to basic income per share of $0.15 and diluted income per share of $0.14 for the six months ended June 30,  2017. The increase in net income reflected improved net interest income and noninterest income, partially offset by increased noninterest expense, income tax provision, and the provision for loan losses.

Net Interest Income

Three Months Ended June 30

Net interest income, which is interest income earned net of interest expense, increased by $920,000, or 15.3%, to $6.9 million for the three months ended June 30, 2018, compared to $6.0 million for the three months ended June 30, 2017. Our net interest margin increased from 3.26% for the three months ended June 30, 2017 to 3.57% for the three months ended June 30, 2018. Our net interest spread increased from 3.05% for the three months ended June 30, 2017 to 3.29% for the three months ended June 30, 2018.

Six Months Ended June 30

Net interest income increased by $2.3 million, or 20.0%, to $13.9 million for the six months ended June 30, 2018, compared to $11.6 million for the six months ended June 30, 2017. Our net interest margin increased from 3.18% for the six months ended June 30, 2017 to 3.62% for the six months ended June 30, 2018. Our net interest spread increased from 2.97% for the six months ended June 30, 2017 to 3.37% for the six months ended June 30, 2018.

Interest Income

Three Months Ended June 30

Interest income increased by $1.1 million, or 14.0%, to $9.0 million for the three months ended June 30, 2018, compared to $7.9 million for the three months ended June 30, 2017, primarily due to a $1.1 million increase in interest income on loans. Average interest-earning assets increased from $738.7 million for the three months ended June 30, 2017 to $777.8 million for the three months ended June 30, 2018, due primarily to growth in average loans outstanding. Average loans outstanding increased by $61.8 million to $673.7 million for the three months ended June 30, 2018 due to increased originations in all loan categories. The average yield on loans held for investment increased from 4.82% for the three months ended June 30, 2017 to 5.03% for the three months ended June 30, 2018 as a result of the increased interest rate environment. Interest income on securities increased by $21,000 during the the three months ended June 30, 2018 as compared to the same period in 2017. Average HTM securities decreased by $9.7 million due to security maturities and repayments from mortgage-backed securities. The proceeds were used to fund the purchase of AFS securities,  the average balance of which increased $4.6 million during the three months ended June 30, 2018 as compared to the same period in 2017, and, along with other available funds, the increase in loan originations.

Six Months Ended June 30

Interest income increased by $2.4 million, or 15.7%, to $17.9 million for the six months ended June 30, 2018, compared to $15.5 million for the six months ended June 30, 2017, primarily due to a $2.4 million increase in interest income on loans. Average interest-earning assets increased from $735.6 million for the six months ended June 30, 2017 to $775.9 million for the six months ended June 30, 2018, due primarily to growth in average loans outstanding of $61.0 million to $671.2 million for the six months ended June 30, 2018 from increased loan originations. The average yield on loans held for investment increased from 4.77% for the six months ended June 30, 2017 to 5.04% for the six months ended June 30, 2018 as a result of the increased interest rate environment. Interest income on securities increased by $30,000 during the six months ended June 30, 2018 as compared to the same period in 2017. Average HTM securities decreased by $9.8 million due to security maturities and repayments from mortgage-backed securities. The proceeds were used to fund the purchase of AFS securities, the average balance of which increased $7.1 million during the six months ended June 30, 2018 as compared to the same period in 2017, and, along with other available funds, the increase in loan originations.

Interest Expense

Three Months Ended June 30

Interest expense increased by $185,000, or 9.8%, to $2.1 million for the three months ended June 30, 2018, compared to $1.9 million for the three months ended June 30, 2017 as a result of a $336,000 increase in interest expense on deposits. The increase in deposit interest expense was due to an increase in the average rate paid on interest-bearing deposits, driven by the rising rate environment which increased the average rate paid on certificates of deposit from 1.16% for the three months ended June 30, 2017 to 1.76% for the three months ended June 30, 2018. Slightly offsetting the effect of interest-bearing deposit rates was a decrease in the average rate paid on borrowings from 3.31% for the three months ended June 30, 2017 to 2.78% for the three months ended June 30, 2018, which resulted from the paydown of higher rate borrowings.

Six Months Ended June 30

Interest expense increased by $107,000, or 2.8%, to $4.0 million for the six months ended June 30, 2018, compared to $3.9 million for the six months ended June 30, 2017 as a result of a $494,000 increase in interest expense on deposits. The increase in deposit interest expense was primarily due to an increase in the average rate paid on interest-bearing deposits, driven by a rising rate environment which increased the average rate paid on certificates of deposit from 1.29% for the six months ended June 30, 2017 to 1.61% for the six months ended June 30, 2018. Slightly offsetting the effect of interest-bearing deposit rates was a decrease in the average rate paid on borrowings from 3.33% for the six months ended June 30, 2017 to 2.70% for the six months ended June 30, 2018. Additionally, average borrowings decreased by $1.6 million to $116.3 million for the six months ended June 30, 2018 compared to $117.9 million for the same period of 2017. During the latter part of 2017, we paid off higher-costing Federal Home Loan Bank of Atlanta (“FHLB”) advances and replaced them with lower-costing advances.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and average rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended June 30,
	2018			2017
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate (4)	Balance (1)	Interest (2)	Rate (4)
ASSETS	(dollars in thousands)
Loans	$673,700	$8,444	5.03%	$611,906	$7,352	4.82%
Loans held for sale ("LHFS")	5,172	72	5.58%	3,535	42	4.76%
AFS securities	11,794	52	1.77%	7,161	30	1.68%
HTM securities	50,675	255	2.02%	60,371	298	1.98%
Other interest-earning assets (3)	31,730	121	1.53%	50,938	114	0.90%
Restricted stock investments, at cost	4,763	57	4.80%	4,742	60	5.07%
Total interest-earning assets	777,834	9,001	4.64%	738,653	7,896	4.29%
Allowance	(8,184)			(8,678)
Cash and other noninterest-earning assets	43,474			62,929
Total assets	$813,124	9,001		$792,904	7,896

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Checking and savings	$277,269	292	0.42%	$282,149	314	0.45%
Certificates of deposit	223,822	982	1.76%	214,760	624	1.16%
Total interest-bearing deposits	501,091	1,274	1.02%	496,909	938	0.76%
Borrowings	115,279	800	2.78%	115,334	951	3.31%
Total interest-bearing liabilities	616,370	2,074	1.35%	612,243	1,889	1.24%
Noninterest-bearing deposit accounts	99,714			89,777
Other noninterest-bearing liabilities	2,365			2,493
Stockholders' equity	94,675			88,391
Total liabilities and stockholders' equity	$813,124	2,074		$792,904	1,889
Net interest income/net interest spread		$6,927	3.29%		$6,007	3.05%
Net interest margin			3.57%			3.26%

(1)Nonaccrual loans are included in average loans.

(2)There are no tax equivalency adjustments.

(3)Other interest-earning assets include interest-earning deposits, federal funds sold, and certificates of deposit held for investment.

(4)Annualized.

	Six Months Ended June 30,
	2018			2017
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate (4)	Balance (1)	Interest (2)	Rate (4)
ASSETS	(dollars in thousands)
Loans	$671,157	$16,779	5.04%	$610,162	$14,433	4.77%
Loans held for sale	4,297	108	5.07%	3,976	92	4.67%
AFS securities	11,696	103	1.78%	4,549	45	1.99%
HTM securities	51,630	524	2.05%	61,433	552	1.81%
Other interest-earning assets (3)	32,291	247	1.54%	50,618	211	0.84%
Restricted stock investments, at cost	4,805	117	4.91%	4,848	120	4.99%
Total interest-earning assets	775,876	17,878	4.65%	735,586	15,453	4.24%
Allowance	(8,163)			(8,839)
Cash and other noninterest-earning assets	43,355			64,343
Total assets	$811,068	17,878		$791,090	15,453

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Checking and savings	$286,313	624	0.44%	$280,324	529	0.38%
Certificates of deposit	223,165	1,783	1.61%	216,108	1,384	1.29%
Total interest-bearing deposits	509,478	2,407	0.95%	496,432	1,913	0.78%
Borrowings	116,316	1,560	2.70%	117,949	1,947	3.33%
Total interest-bearing liabilities	625,794	3,967	1.28%	614,381	3,860	1.27%
Noninterest-bearing deposits	98,277			85,673
Other noninterest-bearing liabilities	2,234			2,605
Stockholders' equity	84,763			88,431
Total liabilities and stockholders' equity	$811,068	3,967		$791,090	3,860
Net interest income/net interest spread		$13,911	3.37%		$11,593	2.97%
Net interest margin			3.62%			3.18%

(1)Nonaccrual loans are included in average loans.

(2)There are no tax equivalency adjustments.

(3)Other interest-earning assets include interest-earning deposits, federal funds sold, and certificates of deposit held for investment.

(4)Annualized.

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

	Three Months Ended June 30, 2018 vs. 2017			Six Months Ended June 30, 2018 vs. 2017
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
Interest earned on:	(dollars in thousands)
Loans	$327	$765	$1,092	$851	$1,495	$2,346
LHFS	8	22	30	8	8	16
AFS securities	(33)	55	22	(14)	72	58
HTM Securities	77	(120)	(43)	146	(174)	(28)
Other interest-earning assets	228	(221)	7	240	(204)	36
Restricted stock investments, at cost	(5)	2	(3)	(2)	(1)	(3)
Total interest income	602	503	1,105	1,229	1,196	2,425

Interest paid on:
Interest-bearing deposits:
Checking and savings	(17)	(5)	(22)	83	12	95
Certificates of deposit	331	27	358	353	46	399
Total interest-bearing deposits	314	22	336	436	58	494
Borrowings	(151)	—	(151)	(360)	(27)	(387)
Total interest expense	163	22	185	76	31	107
Net interest income	$439	$481	$920	$1,153	$1,165	$2,318

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

We did not record a provision for loan losses during the three or six months ended June 30, 2018. We recorded a reversal of the provision for loan losses of $375,000 and $650,000 during the three and six months ended June 30, 2017, respectively.

See additional information about the provision for loan losses under “Credit Risk Management and the Allowance” later in this Item.

Noninterest Income

Three Months Ended June 30

Total noninterest income increased by $1.2 million, or 118.1%, to $2.2 million for the three months ended June 30, 2018, compared to $1.0 million for the three months ended June 30, 2017, with increases in most noninterest income categories. Mortgage-banking revenue increased $354,000, or 126.0%, due to an increased volume of loans originated in the three months ended June 30, 2018 compared to the same period of 2017. In 2017, the decision was made to move away from the purchased lead model previously used and instead focus on internally generated leads. We are seeing increased origination volume from the switch in models. Deposit service charges increased $305,000 due primarily to fees associated with medical-use cannabis customer accounts. Both real estate commissions and real estate management fees generated more income for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to greater sales and management property volumes, respectively.  The Title Company, which we purchased during the third quarter of 2017, generated $293,000 in revenue during the three months ended June 30, 2018.

Six Months Ended June 30

Total noninterest income increased by $1.7 million, or 71.9%, to $4.1 million for the six months ended June 30, 2018, compared to $2.4 million for the six months ended June 30, 2017, with increases in most noninterest income categories. Mortgage-banking revenue increased $414,000, or 50.7%, due to the increased volume of loans originated as a result of the switch in origination models.  Deposit service charges increased $566,000 due primarily to fees associated with medical-use cannabis customer accounts. The Title Company generated $435,000 in revenue during the six months ended June 30, 2018.

Noninterest Expense

Three Months Ended June 30

Total noninterest expenses increased $653,000, or 11.2%, to $6.5 million for the three months ended June 30, 2018, compared to $5.8 million for the three months ended June 30, 2017, primarily due to increases in compensation and related expenses and occupancy expense. Compensation and related expenses increased by $746,000, or 20.3%, to $4.4 million for the three months ended June 30, 2018, compared to $3.7 million for the three months ended June 30, 2017. This increase was primarily due to additional hirings, including staff for the new Lothian branch, as well as increased commission expense that corresponds with our increased loan origination and mortgage-banking volumes. Occupancy expenses increased $66,000 due to expenses related to opening the new Lothian branch.

Six Months Ended June 30

Total noninterest expenses increased $1.2 million, or 10.4%, to $12.7 million for the six months ended June 30, 2018, compared to $11.5 million for the six months ended June 30, 2017, primarily due to increases in compensation and related expenses. Compensation and related expenses increased by $1.3 million, or 17.1%, to $8.7 million for the six months ended June 30, 2018, compared to $7.4 million for the six months ended June 30, 2017. This increase was primarily due to annual salary increases, additional hirings, and increased commission expense that corresponds with our increased loan origination and mortgage-banking volumes. Partially offsetting the increase in compensation and related expenses, mortgage leads purchased decreased $186,000 due to the transition away from the purchased lead model.

Income Tax Provision

Three Months Ended June 30

We recorded an income tax provision of $724,000 on net income before income taxes of $2.6 million for the three months ended June 30, 2018, compared to an income tax provision of $581,000 on net income before income taxes of $1.6 million for the three months ended June 30, 2017.

Six Months Ended June 30

We recorded a $1.5 million income tax provision on net income before income taxes of $5.3 million for the six months ended June 30, 2018, compared to an income tax provision of $1.2 million on net income before income taxes of $3.1 million for the six months ended June 30, 2017.

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017, which lowered the corporate federal tax rate from 35% to 21% effective January 1, 2018.  Among other things, the new law has significantly lowered our effective tax rate.  Our effective tax rate was reduced to 27.4% and 27.9% for the three and six months ended June 30, 2018, respectively, compared to 37.2% and 38.6% for the three and six months ended June 30, 2017, respectively.

Financial Condition

Total assets increased $15.9 million to $820.7 million at June 30, 2018, compared to $804.8 million at December 31, 2017. This increase was primarily due to an increase in loans, which increased $18.8 million, or 2.8%, to $686.9 million at June 30, 2018 from $668.2 million at December 31, 2017. Total deposits increased $19.4 million, or 3.2%, to $621.6 million at June 30, 2018 compared to $602.2 million at December 31, 2017. Total borrowings decreased by $6.5 million or 7.3%, to $82.0 million at June 30, 2018 compared to $88.5 million at December 31, 2017 due to the paydown of FHLB advances in 2018.  During the second quarter of 2018, we converted 437,500 outstanding shares of preferred stock into 437,500 shares of the Company’s common stock.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals. We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios. We held $12.0 million and $10.1 million in securities classified as AFS as of June 30, 2018 and December 31, 2017, respectively. We held  $46.5 million and $54.3 million, respectively, in securities classified as HTM as of June 30, 2018 and December 31, 2017.

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries impact the securities market. Quarterly, we review each security in our portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as OTTI. For the six months ended June 30, 2018, we determined that no OTTI charges were required.

All of the AFS and HTM securities that are temporarily impaired as of June 30, 2018 are so due to declines in fair values resulting from changes in interest rates or decreased credit/liquidity spreads compared to the time they were purchased. We have the intent to hold these securities to maturity (including those designated as AFS) and it is more likely than not that we will not be required to sell the securities before recovery of value. As such, management considers the impairments to be temporary.

Our securities portfolio composition is as follows:

	AFS		HTM
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(dollars in thousands)
U.S. Treasury securities	$1,973	$—	$4,992	$4,994
U.S. government agency notes	10,002	10,119	13,995	19,004
Mortgage-backed securities	—	—	27,500	30,305
	$11,975	$10,119	$46,487	$54,303

LHFS

We originate residential mortgage loans for sale on the secondary market. Such LHFS, which are carried at fair value, amounted to $9.4 million at June 30, 2018 and $4.5 million at December 31, 2017, the majority of which are subject to purchase commitments from investors. LHFS increased by $4.9 million, or 108.5%, compared to December 31, 2017, primarily due to a higher origination volume and the timing of loans pending sale on the secondary market.

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total interest-earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio:

	June 30, 2018		December 31, 2017
		Percent		Percent
	Amount	of Total	Amount	of Total
	(dollars in thousands)
Residential Mortgage	$289,429	42.1%	$285,819	42.8%
Commercial	42,618	6.2%	37,356	5.6%
Commercial real estate	232,838	33.9%	235,129	35.2%
Land acquisition, development, and construction ("ADC")	107,564	15.7%	93,060	13.9%
Home equity/2nds	13,437	2.0%	15,703	2.3%
Consumer	1,026	0.1%	1,084	0.2%
	$686,912	100.0%	$668,151	100.0%

Loans increased by $18.8 million, or 2.8%, to $686.9 million at June 30, 2018, compared to $668.2 million at December 31, 2017. This increase was due to increased demand and originations of residential mortgages, commercial, and ADC loans.

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

The following table summarizes the activity in our Allowance by portfolio segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Allowance, beginning of year	$8,169	$8,332	$8,055	$8,969
Charge-offs:
Residential mortgage	(37)	(208)	(360)	(707)
Commercial	—	(27)	—	—
Commercial real estate	—	—	—	—
ADC	—	—	(13)	—
Home equity/2nds	—	(98)	—	(98)
Consumer	—	—	—	—
Total charge-offs	(37)	(333)	(373)	(805)
Recoveries:
Residential mortgage	1	32	222	139
Commercial	—	—	—	—
Commercial real estate	122	60	333	60
ADC	—	—	—	—
Home equity/2nds	2	2	20	5
Consumer	—	—	—	—
Total recoveries	125	94	575	204
Net recoveries (charge offs)	88	(239)	202	(601)
Reversal of provision for loan losses	—	(375)	—	(650)
Allowance, end of period	$8,257	$7,718	$8,257	$7,718
Loans:
Period-end balance	$686,912	$631,444	$686,912	$631,444
Average balance during period	673,700	611,906	671,157	610,162
Allowance as a percentage of
period-end loan balance	1.20%	1.22%	1.20%	1.22%
Percent of average loans (annualized):
Reversal of provision for loan losses	—%	(0.25)%	—%	(0.21)%
Net recoveries (charge offs )	0.05%	(0.16)%	0.06%	(0.20)%

The following table summarizes our allocation of the Allowance by loan segment:

	June 30, 2018			December 31, 2017
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
	Amount	of Total	Loans	Amount	of Total	Loans
	(dollars in thousands)
Residential mortgage	$2,962	35.9%	42.1%	$3,099	38.5%	42.8%
Commercial	414	5.0%	6.2%	527	6.5%	5.6%
Commercial real estate	2,591	31.4%	33.9%	2,805	34.8%	35.2%
ADC	2,060	24.9%	15.7%	1,236	15.4%	13.9%
Home equity/2nds	229	2.8%	2.0%	386	4.8%	2.3%
Consumer	1	—%	0.1%	2	—%	0.2%
Total	$8,257	100.0%	100.0%	$8,055	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the Allowance as a best estimate of inherent losses within the portfolio. The Allowance totaled  $8.3 million at June 30, 2018 and  $8.1 million at December 31, 2017. Any changes in the Allowance from period to period reflect management’s ongoing application of its methodologies to establish the Allowance, which, for the six months ended June 30, 2018, resulted in increased allocated Allowances for ADC loans, with the other categories resulting in decreased or relatively stable allocated Allowances. The changes in the Allowances for the respective loan segments were a function of the changes in the corresponding loan balances and asset quality.

As result of our Allowance analysis, we did not record a provision, nor did we release any Allowance during the three and six months ended June 30, 2018. We recorded $375,000 and $650,000 in reversals of provision for loan losses for the three and six months ended June 30, 2017. We recorded net recoveries of $88,000 and $202,000, respectively, during the three and six months ended June 30, 2018 and net charge-offs of $239,000 and $601,000, respectively, during the three and six months ended June 30, 2017. During the three and six months ended June 30, 2018, annualized net recoveries as a percentage of average loans outstanding amounted to 0.05% and 0.06% compared to annualized net charge-offs as a percentage of average loans outstanding of 0.16%  and 0.20%, respectively, during the three and six months ended June 30, 2017. The Allowance as a percentage of outstanding loans remained fairly stable at 1.20%  as of June 30, 2018 compared to 1.21% as of December 31, 2017.

Although management uses available information to establish the appropriate level of the Allowance, future additions or reductions to the Allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions, and other factors. As a result, our Allowance may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our Allowance and related methodology. Such agencies may require us to recognize adjustments to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of June 30, 2018 and is sufficient to address the credit losses inherent in the current loan portfolio.

Nonperforming Assets (“NPAs”)

Given the volatility of the real estate market, it is very important for us to have current valuations on our NPAs. Generally, we obtain appraisals or alternative valuations on NPAs annually. In addition, as part of our asset monitoring activities, we maintain a Loss Mitigation Committee that meets monthly. During these Loss Mitigation Committee meetings, all NPAs and loan delinquencies are reviewed. We also produce an NPA report which is distributed monthly to senior management and is also discussed and reviewed at the Loss Mitigation Committee meetings. This report contains all relevant data on the NPAs, including the latest appraised value (or altnernative valuation vehicle) and valuation date. Accordingly, these reports identify which assets will require an updated valuation. As a result, we have not experienced any internal delays in identifying which loans/credits require updated valuations. With respect to the ordering process of appraisals, we have not experienced any delays in turnaround time nor has this been an issue over the past three years. Furthermore, we have not had any delays in turnaround time or variances thereof in our specific loan operating markets.

NPAs, expressed as a percentage of total assets, totaled 0.96% at June 30, 2018 and 0.76% at December 31, 2017. The ratio of the Allowance to nonperforming loans was 108.5% at June 30, 2018 and 141.1% at December 31, 2017.

The distribution of our NPAs is illustrated in the following table. We did not have any loans greater than 90 days past due and still accruing at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Nonaccrual Loans:	(dollars in thousands)
Residential mortgage	$3,469	$3,891
Commercial	300	78
Commercial real estate	212	159
ADC	2,380	314
Home equity/2nds	1,250	1,268
Consumer	—	—
	7,611	5,710
Real Estate Acquired Through Foreclosure:
ADC	171	187
Home equity/2nds	124	216
Consumer	—	—
	295	403
Total Nonperforming Assets	$7,906	$6,113

Nonaccrual loans totaled $7.6 million, or 1.11% of total loans, at June 30, 2018 and $5.7 million, or 0.85% of total loans at December 31, 2017. Significant activity in nonaccrual loans includes additions of $2.7 million in loans to nonaccrual status, primarily due to the addition of one loan in the amount of $2.3 million, and payoffs or sold loans of $359,000 in nonaccrual loans that existed at December 31, 2017 during the six months ended June 30, 2018.

Real estate acquired through foreclosure decreased $108,000 to $295,000 at June 30, 2018 compared to December 31, 2017 due to the sale of two properties held at December 31, 2017.

The activity in our real estate acquired through foreclosure was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Balance at beginning of period	$237	$1,243	$403	$973
Real estate acquired in satisfaction of loans	—	—	—	515
Write-downs and losses on real estate acquired through foreclosure	—	—	(44)	(40)
Proceeds from sales of real estate acquired through foreclosure	—	(228)	(64)	(433)
Other	58	—	—	—
Balance at end of period	$295	$1,015	$295	$1,015

TDRs

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR.

The composition of our TDRs is illustrated in the following table:

	June 30, 2018	December 31, 2017
Residential mortgage:	(dollars in thousands)
Nonaccrual	$803	$736
<90 days past due/current	10,359	11,631
Commercial real estate:
Nonaccrual	—	78
<90 days past due/current	1,036	1,862
ADC:
Nonaccrual	—	6
<90 days past due/current	135	137
Home equity/2nds:
Nonaccrual	—	—
<90 days past due/current	258	—
Consumer:
Nonaccrual	—	—
<90 days past due/current	80	84
Totals:
Nonaccrual	803	820
<90 days past due/current	11,868	13,714
	$12,671	$14,534

See additional information on TDRs in Note 4 to the Consolidated Financial Statements.

Deposits

Deposits totaled $621.6 million at June 30, 2018  and $602.2 million at December 31, 2017. The increase resulted from a successful marketing campaign during 2018, with the largest increase in noninterest bearing deposits.

The deposit breakdown is as follows:

	June 30, 2018		December 31, 2017
		Percent		Percent
	Balance	of Total	Balance	of Total
	(dollars in thousands)
NOW	$67,487	10.9%	$63,616	10.6%
Money market	90,415	14.5%	103,649	17.2%
Savings	108,698	17.5%	98,717	16.4%
Certificates of deposit	264,984	42.6%	263,413	43.7%
Total interest-bearing deposits	531,584	85.5%	529,395	87.9%
Noninterest-bearing deposits	90,031	14.5%	72,833	12.1%
Total deposits	$621,615	100.0%	$602,228	100.0%

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

At June 30, 2018, our total credit line with the FHLB was  $239.2 million. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public. Our outstanding FHLB advance balance at June 30, 2018 and December 31, 2017 was  $78.5 million and  $85.0 million, respectively.

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

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB as of June 30, 2018:

Principal
Amount (in thousands)	Rate	Maturity
$43,500	1.55% to 4.00%	2019
25,000	1.75% to 1.92%	2020
10,000	2.19%	2022
$78,500

Subordinated Debentures

As of both June 30, 2018 and December 31, 2017, the Company had outstanding $20.6 million in principal amount of Junior Subordinated Debt Securities, due in 2035 (the “2035 Debentures”). The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association as Trustee. The 2035 Debentures pay interest quarterly at a floating rate of interest of 3‑month LIBOR plus 200 basis points, and mature on January 7, 2035. Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture. The 2035 Debentures became redeemable, in whole or in part, by the Company on January 7, 2010.

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

Under the terms of the 2035 Debenture, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing. As of June 30, 2018, we were current on all interest due on the 2035 Debenture.

Capital Resources

Total stockholders’ equity increased $2.9 million to $94.0 million at June 30, 2018 compared to $91.1 million as of December 31, 2017. The increase was principally the result of 2018 net income, partially offset by dividends paid during the six months ended June 30, 2018.

Series A Preferred Stock

On November 15, 2008, the Company completed a private placement offering consisting of a total of 70 units, at an offering price of $100,000 per unit, for gross proceeds of $7.0 million. Each unit consisted of 6,250 shares of the Company’s Series A 8.0% Non-Cumulative Convertible Preferred Stock. On March 13, 2018, the Company notified holders of its Series A preferred stock that the Company had exercised its option to convert each of the 437,500 outstanding shares of Series A preferred stock for one share of common stock.  The Company converted the Series A preferred stock on April 2, 2018.  As of that date, the Series A preferred stock was no longer deemed outstanding, and all rights with respect to such stock have ceased and terminated.

Capital Adequacy

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2018 and December 31, 2017, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.”  See details of our capital ratios in Note 5 of the Consolidated Financial Statements.

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

In addition to our ability to generate deposits, we have external sources of funds, which may be drawn upon when desired. The primary source of external liquidity is an available line of credit with the FHLB. The Bank’s total credit availability under the FHLB’s credit availability program was $239.2 million at June 30, 2018, of which $78.5 million was outstanding. We also have $7.5 million million in credit availability with another financial institution, of which $3.5 million was outstanding at June 30, 2018.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $90.5 million at June 30, 2018. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. We expect to fund these commitments from the sources of liquidity described above.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity. As of June 30, 2018, we had no material commitments for capital expenditures.

Our ability to acquire deposits or borrow could be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. At June 30, 2018, management considered the Company’s liquidity level to be sufficient for the purposes of meeting our cash flow requirements. We are not aware of any undisclosed known trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in our liquidity.

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

Information pertaining to the carrying amounts of our derivative financial instruments follows:

	June 30, 2018		December 31, 2017
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)
Asset - IRLCs	$7,044	$168	$1,144	$22
Asset - Mandatory forward contracts	9,129	26	4,399	13
Asset - Best effort forward contracts	7,044	12	1,144	3

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

However, we believe that the impact of inflation on our operations was not material in the three and six months ended June 30, 2018 and 2017.

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

The matching of maturity or repricing of interest-earning assets and interest-bearing liabilities may be analyzed by examining the extent to which these assets and liabilities are interest rate sensitive and by monitoring the Bank’s interest rate sensitivity gap. An interest-earning asset or interest-bearing liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. The difference between rate sensitive assets and rate sensitive liabilities represents the Bank’s interest sensitivity gap. At  June 30, 2018, we had a one-year cumulative negative gap of $123.2 million.

Exposure to interest rate risk is actively monitored by management. The objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. We use the PROFITstar® model to monitor our exposure to interest rate risk, which calculates changes in the economic value of equity (“EVE”).

The following table represents our EVE as of June 30, 2018:

Change in Rates		Amount	$ Change	% Change
		(dollars in thousands)
+400	bp	$172,562	$(41,503)	(0.19)%
+300	bp	185,213	(28,852)	(0.13)%
+200	bp	195,979	(18,086)	(0.08)%
+100	bp	205,405	(8,660)	(0.04)%
0	bp	214,065
(100)	bp	207,536	(6,529)	(0.03)%
(200)	bp	191,779	(22,286)	(0.10)%

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

Item 4.     Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a‑15 under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a‑15 under the Securities Act of 1934) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

In the normal course of business, we are party to litigation arising from the banking, financial, and other activities we conduct. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from these matters will have a material effect on the Company’s financial condition, operating results, or liquidity as of June 30, 2018.

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

101

The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10‑Q as of June 30, 2018 and for the three and six months ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Accumulated Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

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

101

The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10‑Q as of June 30, 2018 and for the three and six months ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Accumulated Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

August 14, 2018	/s/ Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2018	/s/ Paul B. Susie
Paul B. Susie, Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)