Form 10-Q
period 2018-09-30
SEVERN BANCORP INC
filed 2018-11-14
CIK 868271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non- accelerated filer ☑	Smaller reporting company ☑

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

Common Stock, $0.01 par value –12,721,201 shares outstanding as of November 13, 2018

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

Forward-looking statements reflect our expectation or prediction of future conditions, events, or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2017 Annual Report on Form 10‑K, Item 1A of Part II of the Company’s March 31, 2018 Quarterly Report on Form 10-Q, Item 1A of Part II of the Company’s June 30, 2018 Quarterly Report on Form 10-Q, and Item 1A of Part II of this Quarterly Report on Form 10‑Q, and the following:

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
•

the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board, and other regulatory agencies; and;

•

geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism, and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad.

ii

Forward-looking statements speak only as of the date of this report. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events except as required by federal securities laws.

iii

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

	September 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Cash and due from banks	$2,160	$2,382
Federal funds sold and interest-bearing deposits in other banks	89,156	19,471
Cash and cash equivalents	91,316	21,853
Certificates of deposit held for investment	8,780	8,780
Securities available for sale, at fair value	11,950	10,119
Securities held to maturity (fair value of $41,866 and $54,004 at September 30, 2018 and December 31, 2017, respectively)	43,108	54,303
Loans held for sale, at fair value	9,023	4,530
Loans receivable	689,712	668,151
Allowance for loan losses	(8,056)	(8,055)
Loans, net	681,656	660,096
Real estate acquired through foreclosure	285	403
Restricted stock investments	3,866	4,489
Premises and equipment, net	22,931	23,139
Accrued interest receivable	2,689	2,640
Deferred income taxes	3,244	5,302
Bank owned life insurance	5,186	5,064
Goodwill	1,104	1,099
Other assets	4,185	2,970
Total assets	$889,323	$804,787
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest bearing	$86,252	$72,833
Interest-bearing	607,925	529,395
Total deposits	694,177	602,228
Long-term borrowings	73,500	88,500
Subordinated debentures	20,619	20,619
Accrued expenses and other liabilities	5,148	2,340
Total liabilities	793,444	713,687
Stockholders' Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
Preferred stock series ''A,'' 437,500 shares issued and outstanding and $3,500 liquidation preference at December 31, 2017	—	4
Common stock, $0.01 par value, 20,000,000 shares authorized; 12,695,801 and 12,233,424 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	127	122
Additional paid-in capital	65,216	65,137
Retained earnings	30,642	25,872
Accumulated other comprehensive loss	(106)	(35)
Total stockholders' equity	95,879	91,100
Total liabilities and stockholders' equity	$889,323	$804,787

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:	(unaudited)
Loans	$8,844	$7,742	$25,731	$22,267
Securities	293	330	920	927
Other earning assets	423	167	787	498
Total interest income	9,560	8,239	27,438	23,692
Interest expense:
Deposits	1,531	1,011	3,938	2,924
Borrowings and subordinated debentures	684	897	2,244	2,844
Total interest expense	2,215	1,908	6,182	5,768
Net interest income	7,345	6,331	21,256	17,924
Reversal of provision for loan losses	(300)	—	(300)	(650)
Net interest income after reversal of provision for loan losses	7,645	6,331	21,556	18,574
Noninterest income:
Mortgage-banking revenue	740	334	1,970	1,150
Real estate commissions	408	311	1,153	959
Real estate management fees	157	197	527	513
Credit report and appraisal fees	83	137	283	390
Deposit service charges	426	190	1,067	265
Title company revenue	316	48	751	48
Other noninterest income	214	182	654	437
Total noninterest income	2,344	1,399	6,405	3,762
Noninterest expense:
Compensation and related expenses	4,661	3,288	13,359	10,719
Occupancy	416	354	1,151	1,015
Legal fees	37	41	79	104
Write-downs, losses, and costs of real estate acquired through foreclosure, net of gains	7	126	21	166
Federal Deposit Insurance Corporation insurance premiums	58	69	171	133
Professional fees	109	124	323	377
Advertising	302	198	751	649
Data processing	286	237	805	661
Credit report and appraisal fees	182	203	423	478
Licensing and software	129	152	407	326
Mortgage leads purchased	—	48	—	234
Other noninterest expense	853	681	2,250	2,158
Total noninterest expense	7,040	5,521	19,740	17,020
Net income before income tax provision	2,949	2,209	8,221	5,316
Income tax provision	784	950	2,253	2,150
Net income	2,165	1,259	5,968	3,166
Dividends on preferred stock	—	(70)	(70)	(210)
Net income available to common stockholders	$2,165	$1,189	$5,898	$2,956
Net income per common share - basic	$0.17	$0.10	$0.47	$0.24
Net income per common share - diluted	$0.17	$0.10	$0.47	$0.24

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)
Net income	$2,165	$1,259	$5,968	$3,166
Other comprehensive loss items:
Unrealized holding losses on available-for-sale securities arising during the period (net of tax benefit of $2, $6, $27, and $2)	(5)	(9)	(71)	(3)
Realized gains, net of tax expense of $1 and $1 in 2017	—	(1)	—	(1)
Total other comprehensive loss	(5)	(10)	(71)	(4)
Total comprehensive income	$2,160	$1,249	$5,897	$3,162

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)

	Nine Months Ended September 30, 2018
	Number of	Number of					Accumulated
	Shares of	Shares of			Additional		Other	Total
	Preferred	Common	Preferred	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Stock	Capital	Earnings	Loss	Equity
	(unaudited)
Balance at January 1, 2018	437,500	12,233,424	$4	$122	$65,137	$25,872	$(35)	$91,100
Net income	—	—	—	—	—	5,968	—	5,968
Stock-based compensation	—	—	—	—	169	—	—	169
Redemption of preferred stock	(437,500)	437,500	(4)	4	—	—	—	—
Dividend declared on Series A preferred stock	—	—	—	—	—	(70)	—	(70)
Dividends paid on common stock at $0.09 per share	—	—	—	—	—	(1,128)	—	(1,128)
Exercise of stock options	—	24,877	—	1	99	—	—	100
Other	—	—	—	—	(189)	—	—	(189)
Other comprehensive loss	—	—	—	—	—	—	(71)	(71)
Balance at September 30, 2018	—	12,695,801	$—	$127	$65,216	$30,642	$(106)	$95,879

	Nine Months Ended September 30, 2017
	Number of	Number of					Accumulated
	Shares of	Shares of			Additional		Other	Total
	Preferred	Common	Preferred	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Stock	Capital	Earnings	Loss	Equity
	(unaudited)
Balance at January 1, 2017	437,500	12,123,179	$4	$121	$64,471	$23,334	$—	$87,930
Net income	—	—	—	—	—	3,166	—	3,166
Stock-based compensation	—	—	—	—	146	—	—	146
Stock issued in acquisition	—	108,084	—	1	774	—	—	775
Dividend declared on Series A preferred stock	—	—	—	—	—	(210)	—	(210)
Exercise of stock options	—	14,162	—	—	207	—	—	207
Other comprehensive loss	—	—	—	—	—	—	(4)	(4)
Balance at September 30, 2017	437,500	12,245,425	$4	$122	$65,598	$26,290	$(4)	$92,010

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:	(unaudited)
Net income	$5,968	$3,166
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	966	919
Amortization of deferred loan fees	(1,317)	(847)
Net amortization of premiums and discounts	174	(202)
Reversal of provision for loan losses	(300)	(650)
Write-downs and losses on real estate acquired through foreclosure, net of gains	54	139
Gain on sale of mortgage loans	(1,970)	(1,150)
Gain on sale of securities	—	(2)
Proceeds from sale of mortgage loans held for sale	64,815	28,482
Originations of loans held for sale	(67,338)	(22,556)
Stock-based compensation	169	146
Increase in cash surrender value of bank-owned life insurance	(122)	(23)
Deferred income taxes	2,083	2,081
Increase in accrued interest receivable	(49)	(254)
Increase in other assets	(1,408)	(837)
Increase (decrease) in accrued expenses and other liabilities	2,808	(1,731)
Net cash provided by operating activities	4,533	6,681
Cash flows from investing activities:
Purchase of certificates of deposit held for investment	—	(8,680)
Loan principal (disbursements), net of repayments	(19,943)	(40,265)
Redemption of restricted stock investments	623	404
Purchases of premises and equipment, net	(758)	(287)
Purchase of bank-owned life insurance	—	(5,000)
Activity in securities held to maturity:
Purchases	—	(6,679)
Maturities/calls/repayments	11,093	10,730
Activity in available-for-sale securities:
Purchases	(2,000)	(7,184)
Maturities/calls/repayments	—	184
Sales	—	4,011
Proceeds from sales of real estate acquired through foreclosure	64	433
Net cash used in investing activities	(10,921)	(52,333)
Cash flows from financing activities:
Net increase in deposits	91,949	21,546
Additional long-term borrowings	46,500	39,950
Repayments of long-term borrowings	(61,500)	(50,000)
Common stock dividends	(1,128)	—
Preferred stock dividends	(70)	(210)
Exercise of stock options	100	207
Net cash provided by financing activities	75,851	11,493
Increase (decrease) in cash and cash equivalents	69,463	(34,159)
Cash and cash equivalents at beginning of period	21,853	67,014
Cash and cash equivalents at end of period	$91,316	$32,855
Supplemental Information:
Interest paid on deposits and borrowed funds	$6,144	$5,828
Income taxes paid	96	50
Real estate acquired in satisfaction of loans	—	703
Transfers of loans held for sale to loan portfolio	—	660

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three and nine months ended September 30, 2018 and 2017 is unaudited)

Note 1 -  Summary of Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of Severn Bancorp, Inc. and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 8‑01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. In the opinion of management, all adjustments (comprising only of those of a normal recurring nature) necessary for a fair presentation of the results of operations for the interim periods presented have been made. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any other interim or future period. Events occurring after the date of the financial statements up to the date the financial statements were available to be issued were considered in the preparation of the consolidated financial statements.

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

Recent Accounting Pronouncements

Pronouncements Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)

No. 2014‑09, Revenue from Contracts with Customers, as amended by ASU 2015‑14, Revenue from Contracts with Customers:  Deferral of the Effective Date, ASU 2016‑08, Revenue from Contracts with Customers:  Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), ASU 2016‑10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016‑12, Revenue from Contracts with Customers:  Narrow-Scope Improvements and Practical Expedients, ASU 2016‑20, Technical Corrections and Improvements to Topic 606, Revenue form Contracts with Customers, that provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers. The guidance also provides for a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. We adopted the pronouncement on January 1, 2018 and elected the modified retrospective transition method.  There was no material impact to the financial statements. Our accounting policies and revenue recognition principles did not change materially as the principles of ASC 606 are largely consistent with the previous revenue recognition practices.  See additional information on revenue recognition above.

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

Pronouncements Issued

In February 2016, FASB issued ASU 2016‑02, Leases, which requires a lessee to recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a “right-of-use” asset. The accounting applied by the lessor is relatively unchanged. The ASU also requires expanded qualitative and quantitative disclosures. For public business entities, the guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and mandates a modified retrospective transition for all entities. Early application is permitted. We have determined that the provisions of ASU No. 2016‑02 may result in an increase in assets to recognize the present value of the lease obligations, with a corresponding increase in liabilities.  While we are still evaluating all of our leases to determine the extent of the increases, we do not expect the adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

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

Note 2 – Correction of an Immaterial Prior Year Error

In 2016, we redeemed the Series B preferred stock sold in 2008 to the U.S. Department of the Treasury (the “TARP Shares”). At the time of the redemption, the remaining unamortized discount of $511,000 should have been fully amortized into additional paid-in capital and retained earnings and reflected as a reduction to net income available to common stockholders. This treatment was not reflected in the consolidated financial statements included in the September 30, 2017 Quarterly Report on Form 10‑Q. We determined that this amount was not material to the 2017 consolidated financial statements. Our September 30, 2017 consolidated financial statements within these consolidated financial statements have been adjusted to reflect the proper recognition of the remaining discount at the time of the redemption as a $68,000 and $203,000 adjustment to net income available to common stockholders for the three and nine months ended September 30, 2017, respectively, revising the originally reported amounts from $1.1 million to $1.2 million for the three months ended September 30, 2017 and from $2.8 million to $3.0 million for the nine months ended September 30, 2017. The adjustment had no impact on total assets at September 30, 2017 or December 31, 2017 and no impact on net income for the three and nine months ended September 30, 2017.

Note 3 - Securities

The amortized cost and fair values of our AFS securities portfolio were as follows:

	September 30, 2018
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
U.S. Treasury securities	$1,990	$—	$15	$1,975
U.S. government agency notes	10,107	—	132	9,975
	$12,097	$—	$147	$11,950

	December 31, 2017
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
U.S. government agency notes	$10,169	$—	$50	$10,119
	$10,169	$—	$50	$10,119

The amortized cost and fair values of our held-to-maturity (“HTM”) securities portfolio were as follows:

	September 30, 2018
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$3,991	$14	$2	$4,003
U.S. government agency notes	12,993	10	133	12,870
Mortgage-backed securities	26,124	8	1,139	24,993
	$43,108	$32	$1,274	$41,866

	December 31, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$4,994	$68	$6	$5,056
U.S. government agency notes	19,004	81	99	18,986
Mortgage-backed securities	30,305	27	370	29,962
	$54,303	$176	$475	$54,004

Gross unrealized losses and fair value by length of time that the individual AFS securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	September 30, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
U.S. Treasury securities	$1,975	$15	$—	$—	$1,975	$15
U.S. government agency notes	6,948	86	3,027	46	9,975	132
	$8,923	$101	$3,027	$46	$11,950	$147

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
U.S. government agency notes	$10,119	$50	$—	$—	$10,119	$50
	$10,119	$50	$—	$—	$10,119	$50

Gross unrealized losses and fair value by length of time that the individual HTM securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	September 30, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
U.S. Treasury securities	$—	$—	$998	$2	$998	$2
U.S. government agency notes	2,978	15	7,911	118	10,889	133
Mortgage-backed securities	3,649	106	21,090	1,033	24,739	1,139
	$6,627	$121	$29,999	$1,153	$36,626	$1,274

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
U.S. Treasury securities	$1,993	$6	$—	$—	$1,993	$6
U.S. government agency notes	6,977	23	6,964	76	13,941	99
Mortgage-backed securities	20,993	217	7,046	153	28,039	370
	$29,963	$246	$14,010	$229	$43,973	$475

In the AFS securities portfolio, 8 U.S. government agency notes and 2 U.S. Treasury securities were in a loss position as of September 30, 2018. In the HTM securities portfolio, 11 U.S. government agency notes, one U.S. Treasury security, and 18 mortgage-backed securities were in a loss position as of September 30, 2018.

In the AFS securities portfolio, 8 U.S. government agency notes were in a loss position as of December 31, 2017. In the HTM securities portfolio, 14 U.S. government agency notes, one U.S. Treasury security, and 16 mortgage-backed securities were in a loss position as of December 31, 2017.

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

Contractual maturities of debt securities at September 30, 2018 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS Securities		HTM Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Due in one year or less	$3,000	$2,980	$8,004	$7,969
Due after one through five years	9,097	8,970	8,980	8,904
Mortgage-backed securities	—	—	26,124	24,993
	$12,097	$11,950	$43,108	$41,866

During both the three and nine months ended September 30, 2017, we recognized gross gains and losses on the sale of securities of $4,000 and $2,000, respectively.  We did not sell any securities in 2018.

There were no securities pledged as collateral as of September 30, 2018 or December 31, 2017.

Note 4 -  Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows:

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Residential mortgage	$287,258	$287,656
Commercial	43,180	37,356
Commercial real estate	236,105	236,302
Construction, land acquisition, and development	112,994	93,060
Home equity/2nds	12,173	15,703
Consumer	1,065	1,084
Total loans receivable	692,775	671,161
Unearned loan fees	(3,063)	(3,010)
Loans receivable	$689,712	$668,151

Certain loans in the amount of $173.0 million have been pledged under a blanket floating lien to the Federal Home Loan Bank of Atlanta (“FHLB”) as collateral against advances at September 30, 2018.

At September 30, 2018, the Bank was servicing $30.1 million in loans for the Federal National Mortgage Association (“FNMA”) and $15.3 million in loans for the Federal Home Loan Mortgage Corporation (“FHLMC”). At December 31, 2017, the Bank was servicing $33.5 million in loans for the FNMA and $16.0 million in loans for the FHLMC.

Credit Quality

An Allowance is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible based on evaluations of the collectability of loans and prior loan loss experience. Management has an established methodology to determine the adequacy of the Allowance that assesses the risks and losses inherent in the loan portfolio. The methodology takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Determining the amount of the Allowance requires the use of estimates and assumptions. Actual results could differ significantly from those estimates. While management uses all available information to estimate losses on loans, future additions to the Allowance may be necessary based on changes in economic conditions and our actual loss experience. In addition, various regulatory agencies periodically review the Allowance as an integral part of their examination process. Such agencies may require us to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of September 30, 2018 and December 31, 2017.

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

Commercial real estate - subject to the underwriting standards and processes similar to commercial, in addition to those underwriting standards for real estate loans. These loans are viewed primarily as loans secured by real estate and secondarily as cash flow dependent. As repayment of these loans is generally dependent upon the successful operation of the property securing the loan, we look closely at the cash flows generated by the property securing the loan, although the primary underwriting criteria for these loan types is the sufficient value of the underlying collateral. Commercial real estate loans may be adversely affected by conditions in the real estate markets or the economy in general. Management monitors and evaluates commercial real estate loans based on collateral and risk-rating criteria. The Bank also utilizes third-party experts to provide environmental and market valuations. The nature of commercial real estate loans makes them more difficult to monitor and evaluate.

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

The following tables present, by portfolio segment, the changes in the Allowance and the recorded investment in loans:

	Three Months Ended September 30, 2018
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$2,962	$414	$2,591	$2,060	$229	$1	$—	$8,257
Charge-offs	(148)	—	—	(6)	—	—	—	(154)
Recoveries	3	—	31	—	219	—	—	253
Net (charge-offs) recoveries	(145)	—	31	(6)	219	—	—	99
Provision for (reversal of) loan losses	204	219	10	(494)	(267)	—	28	(300)
Ending Balance	$3,021	$633	$2,632	$1,560	$181	$1	$28	$8,056

	Nine Months Ended September 30, 2018
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$3,099	$527	$2,805	$1,236	$386	$2	$—	$8,055
Charge-offs	(508)	—	—	(19)	—	—	—	(527)
Recoveries	225	—	364	—	239	—	—	828
Net (charge-offs) recoveries	(283)	—	364	(19)	239	—	—	301
Provision for (reversal of) loan losses	205	106	(537)	343	(444)	(1)	28	(300)
Ending Balance	$3,021	$633	$2,632	$1,560	$181	$1	$28	$8,056

Ending balance - individually evaluated for impairment	$1,090	$—	$166	$900	$2	$1	$—	$2,159
Ending balance - collectively evaluated for impairment	1,931	633	2,466	660	179	—	28	5,897
	$3,021	$633	$2,632	$1,560	$181	$1	$28	$8,056

Ending loan balance -individually evaluated for impairment	$15,038	$—	$2,053	$1,582	$772	$78		$19,523
Ending loan balance -collectively evaluated for impairment	270,432	43,180	232,777	111,412	11,401	987		670,189
	$285,470	$43,180	$234,830	$112,994	$12,173	$1,065		$689,712

	December 31, 2017
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total
	(dollars in thousands)
Ending balance - individually evaluated for impairment	$1,181	$—	$182	$48	$—	$2	$—	$1,413
Ending balance - collectively evaluated for impairment	1,918	527	2,623	1,188	386	—	—	6,642
	$3,099	$527	$2,805	$1,236	$386	$2	$—	$8,055

Ending loan balance - individually evaluated for impairment	$18,219	$—	$2,917	$991	$—	$84		$22,211
Ending loan balance - collectively evaluated for impairment	267,600	37,356	232,212	92,069	15,703	1,000		645,940
	$285,819	$37,356	$235,129	$93,060	$15,703	$1,084		$668,151

	Three Months Ended September 30, 2017
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$3,403	$389	$2,571	$984	$367	$4	$—	$7,718
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	156	—	40	—	22	—	—	218
Net recoveries	156	—	40	—	22	—	—	218
(Reversal of) provision for loan losses	(137)	53	(44)	158	(28)	(2)	—	—
Ending Balance	$3,422	$442	$2,567	$1,142	$361	$2	$—	$7,936

	Nine Months Ended September 30, 2017
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$3,833	$478	$2,535	$1,390	$728	$5	$—	$8,969
Charge-offs	(707)	—	—	—	(98)	—	—	(805)
Recoveries	295	—	100	—	27	—	—	422
Net (charge-offs) recoveries	(412)	—	100	—	(71)	—	—	(383)
Provision for (reversal of) loan losses	1	(36)	(68)	(248)	(296)	(3)	—	(650)
Ending Balance	$3,422	$442	$2,567	$1,142	$361	$2	$—	$7,936

Ending balance - individually evaluated for impairment	$1,544	$—	$186	$50	$—	$2	$—	$1,782
Ending balance - collectively evaluated for impairment	1,878	442	2,381	1,092	361	—	—	6,154
	$3,422	$442	$2,567	$1,142	$361	$2	$—	$7,936

Ending loan balance - individually evaluated for impairment	$20,379	$—	$3,419	$1,003	$—	$87		$24,888
Ending loan balance - collectively evaluated for impairment	268,790	37,485	219,748	83,161	15,861	1,031		626,076
	$289,169	$37,485	$223,167	$84,164	$15,861	$1,118		$650,964

The following tables present the credit quality breakdown of our loan portfolio by class:

	September 30, 2018
		Special
	Pass	Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$281,529	$833	$3,108	$285,470
Commercial	43,156	24	—	43,180
Commercial real estate	229,305	3,682	1,843	234,830
ADC	111,217	—	1,777	112,994
Home equity/2nds	11,574	442	157	12,173
Consumer	1,065	—	—	1,065
	$677,846	$4,981	$6,885	$689,712

	December 31, 2017
		Special
	Pass	Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$279,040	$1,563	$5,216	$285,819
Commercial	37,312	44	—	37,356
Commercial real estate	227,573	4,615	2,941	235,129
ADC	91,868	—	1,192	93,060
Home equity/2nds	14,384	465	854	15,703
Consumer	1,084	—	—	1,084
	$651,261	$6,687	$10,203	$668,151

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans:

	September 30, 2018
	30-59	60-89	90+
	Days	Days	Days	Total			Non-
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accrual
	(dollars in thousands)
Residential mortgage	$800	$143	$2,901	$3,844	$281,626	$285,470	$3,784
Commercial	—	—	—	—	43,180	43,180	—
Commercial real estate	452	113	159	724	234,106	234,830	476
ADC	388	67	856	1,311	111,683	112,994	923
Home equity/2nds	23	—	429	452	11,721	12,173	548
Consumer	—	—	—	—	1,065	1,065	—
	$1,663	$323	$4,345	$6,331	$683,381	$689,712	$5,731

	December 31, 2017
	30-59	60-89	90+
	Days	Days	Days	Total			Non-
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accrual
	(dollars in thousands)
Residential mortgage	$1,006	$—	$—	$1,006	$284,813	$285,819	$3,891
Commercial	—	—	—	—	37,356	37,356	78
Commercial real estate	948	—	—	948	234,181	235,129	159
ADC	—	—	—	—	93,060	93,060	314
Home equity/2nds	—	—	—	—	15,703	15,703	1,268
Consumer	—	—	—	—	1,084	1,084	—
	$1,954	$—	$—	$1,954	$666,197	$668,151	$5,710

We did not have any loans greater than 90 days past due and still accruing as of September 30, 2018 or December 31, 2017.

The interest which would have been recorded on the above nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $238,000 and $200,000 for the three months ended September 30, 2018 and 2017, respectively. The actual interest income recorded on those loans was approximately $69,000 and $67,000 for the three months ended September 30, 2018 and 2017, respectively.

The interest which would have been recorded on the above nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $713,000 and $1.2 million for the nine months ended September 30,  2018 and 2017, respectively. The actual interest income recorded on those loans was approximately $208,000 and $403,000 for the nine months ended September 30, 2018 and 2017, respectively.

The following tables summarize impaired loans:

	September 30, 2018			December 31, 2017
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related Allowance:	(dollars in thousands)
Residential mortgage	$9,819	$8,995	$—	$12,929	$11,572	$—
Commercial	—	—	—	—	—	—
Commercial real estate	1,019	908	—	1,562	1,507	—
ADC	522	522	—	636	636	—
Home equity/2nds	987	760	—	—	—	—
Consumer	—	—	—	—	—	—
With a related Allowance:
Residential mortgage	6,159	6,043	1,090	6,761	6,647	1,181
Commercial	—	—	—	—	—	—
Commercial real estate	1,102	1,145	166	1,410	1,410	182
ADC	1,147	1,060	900	392	355	48
Home equity/2nds	14	12	2	—	—	—
Consumer	78	78	1	84	84	2
Totals:
Residential mortgage	15,978	15,038	1,090	19,690	18,219	1,181
Commercial	—	—	—	—	—	—
Commercial real estate	2,121	2,053	166	2,972	2,917	182
ADC	1,669	1,582	900	1,028	991	48
Home equity/2nds	1,001	772	2	—	—	—
Consumer	78	78	1	84	84	2

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related Allowance:	(dollars in thousands)
Residential mortgage	$6,718	$75	$10,423	$138	$9,618	$229	$9,696	$353
Commercial	6	—	—	—	59	—	—	—
Commercial real estate	1,572	21	1,531	22	1,240	56	2,652	69
ADC	674	7	637	9	547	20	487	21
Home equity/2nds	371	10	918	15	552	34	679	40
Consumer	—	—	—	—	—	—	—	—
With a related Allowance:
Residential mortgage	6,020	79	8,910	116	6,899	219	9,231	286
Commercial	—	—	—	—	—	—	37	—
Commercial real estate	774	4	1,896	23	1,243	19	1,919	73
ADC	176	2	369	6	1,103	9	385	16
Home equity/2nds	400	4	180	—	6	11	715	—
Consumer	79	1	88	1	81	2	91	2
Totals:
Residential mortgage	12,738	154	19,333	254	16,517	448	18,927	639
Commercial	6	—	—	—	59	—	37	—
Commercial real estate	2,346	25	3,427	45	2,483	75	4,571	142
ADC	850	9	1,006	15	1,650	29	872	37
Home equity/2nds	771	14	1,098	15	558	45	1,394	40
Consumer	79	1	88	1	81	2	91	2

Residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction totaled $3.7 million and $3.1 million as of September 30, 2018 and December 31, 2017, respectively.

Troubled Debt Restructure Loans (“TDR” or “TDRs”)

Our portfolio of TDRs was accounted for under the following methods:

	September 30, 2018
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications
	(dollars in thousands)
Residential mortgage	38	$10,031	4	$997	42	$11,028
Commercial real estate	2	1,028	—	—	2	1,028
ADC	1	134	—	—	1	134
Consumer	3	78	—	—	3	78
	44	$11,271	4	$997	48	$12,268

	December 31, 2017
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications
	(dollars in thousands)
Residential mortgage	42	$11,631	2	$736	44	$12,367
Commercial real estate	3	1,862	1	78	4	1,940
ADC	1	137	1	6	2	143
Consumer	4	84	—	—	4	84
	50	$13,714	4	$820	54	$14,534

There were no TDRs that defaulted during the three and nine months ended September 30, 2018 or 2017 which were modified during the previous 12 month period.

We did not modify any loans during the three and nine months ended September 30, 2018 or 2017.

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

As of the date of the last regulatory exam, the Bank was considered “well capitalized” and as of September 30, 2018 the Bank continued to meet the requirements to be considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements.

The Bank’s regulatory capital amounts and ratios were as follows:

			Minimum		Minimum		To be Well
			Requirements		Requirements		Capitalized Under
			for Capital Adequacy		with Capital		Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018	(dollars in thousands)
Common Equity Tier 1 Capital (to risk-weighted assets)	$111,048	16.9%	$29,651	4.5%	$42,006	6.4%	$42,829	6.5%
Total capital (to risk-weighted assets)	119,248	18.1%	52,713	8.0%	65,067	9.9%	65,891	10.0%
Tier 1 capital (to risk-weighted assets)	111,048	16.9%	39,535	6.0%	51,889	7.9%	52,713	8.0%
Tier 1 capital (to average quarterly assets)	111,048	13.6%	32,771	4.0%	48,132	5.9%	40,963	5.0%

December 31, 2017
Common Equity Tier 1 Capital (to risk-weighted assets)	$105,721	16.5%	$28,904	4.5%	$36,933	5.8%	$41,750	6.5%
Total capital (to risk-weighted assets)	113,758	17.7%	51,385	8.0%	59,414	9.3%	64,231	10.0%
Tier 1 capital (to risk-weighted assets)	105,721	16.5%	38,539	6.0%	46,567	7.3%	51,385	8.0%
Tier 1 capital (to average quarterly assets)	105,721	13.5%	31,440	4.0%	41,264	5.3%	39,300	5.0%

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

Not included in the diluted earnings per share calculation because they were anti-dilutive were 20,000 shares of common stock issuable upon exercise of outstanding stock options for the three and nine months ended September 30, 2017 as well as an additional 437,500 shares of common stock that was issuable upon conversion of the Company’s Series A Preferred Stock.  There were no anti-dilutive shares for the three or nine months ended September 30, 2018.

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

Information relating to the calculations of our income per common share is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands, except for per share data)
Weighted-average shares outstanding - basic	12,695,136	12,172,586	12,541,032	12,140,689
Dilution	137,497	150,986	110,228	107,525
Weighted-average share outstanding - diluted	12,832,633	12,323,572	12,651,260	12,248,214

Net income available to common stockholders	$2,165	$1,189	$5,898	$2,956
Net income per share - basic	$0.17	$0.10	$0.47	$0.24
Net income per share - diluted	$0.17	$0.10	$0.47	$0.24

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

We account for stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statement of operations at fair value. Additionally, we are required to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award. The expense is recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense included in the consolidated statements of operations for the three months ended September 30, 2018 and 2017 totaled $56,000 and $44,000, respectively. Stock-based compensation expense included in the consolidated statements of operations for the nine months ended September 30, 2018 and 2017 totaled $169,000 and $146,000, respectively.

Information regarding our stock-based compensation plan is as follows as of and for the nine months ended September 30:

	2018				2017
			Weighted-				Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of period	434,025	$5.87			339,500	$5.31
Granted	6,500	7.41			20,000	7.10
Exercised	(24,877)	3.98			(5,025)	3.37
Forfeited	(2,600)	5.78			(16,000)	4.59
Outstanding at end of period	413,048	$6.01	5.8	$1,565	338,475	$5.48	7.2	$526
Exercisable at end of period	229,687	$5.26	5.7	$1,043	173,702	$4.78	6.5	$398

The fair values of options at the time of the grants were derived using the Black-Scholes option-pricing model.  The followings weighted average assumptions were used to value options granted for the nine months ended September 30, 2018:

	2018	2017
Expected life	5.5 years	5.5 years
Risk-free interest rate	2.67%	1.76%
Expected volatility	32.20%	36.02%
Expected dividend yield	—	—
Weighted average per share fair value of options granted	$2.57	$2.56

As of September 30, 2018, there was $543,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over the next 54 months.

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

	September 30,	December 31,
	2018	2017
	(dollars in thousands)
Standby letters of credit	$9,171	$3,480
Home equity lines of credit	17,735	13,321
Unadvanced construction commitments	70,408	74,720
Mortgage loan commitments	—	595
Lines of credit	21,396	16,612
Loans sold and serviced with limited repurchase provisions	42,449	21,409

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements and are limited to real estate transactions. The majority of these standby letters of credit expire within twelve months, with automatic one year renewals.  The Bank has the option to stop any automatic renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes, except for certain standby letters of credit, that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2018 and December 31, 2017 for guarantees under standby letters of credit issued was $100,000 and $42,000, respectively.

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

We did not have any mortgage loan commitments at September 30, 2018. Such commitments at December 31, 2017 consisted of two loans totaling $595,000.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer’s credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within a period ranging generally from 120 to 180 days after the sale date depending on the investor’s agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. We established a reserve for potential repurchases for these loans, which amounted to $82,000 at September 30, 2018 and $63,000 at December 31, 2017. We did not repurchase any loans during the nine months ended September 30, 2018 or 2017.

Other Contingencies

The Company provides banking services to customers who do business in the medical-use cannabis industry. While the growing, processing, and sales of medical-use cannabis is legal in the state of Maryland, the business currently violates Federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. The strict enforcement of Federal laws regarding medical-use cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the Company’s consolidated financial statements if the Federal government takes actions against the Company. As of September 30, 2018, the Company has not accrued an amount for the potential impact of any such actions.

Following is a summary of the level of business activities with our medical-use cannabis customers:

•  Deposit and loan balances at September 30, 2018 were approximately $12.8 million, 1.8% of total deposits, and $15.3 million, 2.2% of total loans, respectively. Deposit and loan balances at December 31, 2017 were approximately $19.2 million, 3.2% of total deposits, and $11.9 million, 1.8% of total loans, respectively.

•Interest and noninterest income for the three months ended September 30, 2018 were approximately $231,000 and $376,000, respectively. Interest and noninterest income for the nine months ended September 30, 2018 were approximately $541,000 and $921,000, respectively. There was no interest or noninterest income recognized on medical-use cannabis accounts for three or nine months ended September 30, 2017.

•The volume of deposits in the accounts of medical-use cannabis customers for the three and nine months ended September 30,  2018 was approximately $41.5 million and $70.8 million, respectively. No deposits were made to medical-use cannabis accounts during the three or nine months ended September 30, 2017.

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

Assets Measured on a Recurring Basis

The following tables present fair value measurements for assets that are measured at fair value on a recurring basis as of and for the nine months ended September 30, 2018:

			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
	Value	(Level 1)	(Level 2)	(Level 3)	Period Income
Assets:	(dollars in thousands)
AFS Securities - U.S. Treasury and government agency notes	$11,950	$1,975	$9,975	$—	$—
Loans held for sale ("LHFS")	9,023	—	9,023	—	126
Mortgage servicing rights ("MSRs")	482	—	—	482	5
Interest-rate lock commitments ("IRLCs")	187	—	—	187	165
Mandatory forward contracts	71	—	71	—	58
Best efforts forward contracts	51	—	51	—	48

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

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Fair Value	Valuation	Unobservable	Range
	Estimate	Technique	Input	(Weighted-Average)
September 30, 2018:	(dollars in thousands)
MSRs	$482	Market Approach	Weighted average prepayment speed	8.50%
IRLCs	187	Market Approach	Range of pull through rate	70% - 95%
			Average pull through rate	85%

December 31, 2017:
MSRs	$477	Market Approach	Weighted average prepayment speed	3.94%
IRLCs	22	Market Approach	Range of pull through rate	80% - 95%
			Average pull through rate	90%

The following table shows the activity in the MSRs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Beginning balance	$501	$511	$477	$557
Valuation adjustment	(19)	(38)	5	(84)
Ending balance	$482	$473	$482	$473

The following table shows the activity in the IRLCs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Beginning balance	$168	$23	$22	$162
Valuation adjustment	19	19	165	(120)
Ending balance	$187	$42	$187	$42

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

	September 30, 2018
			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average
	(dollars in thousands)
Impaired loans	$5,690	$—	$—	$5,690	0% - 27%	11.0%
Real estate acquired through foreclosure	114	—	—	114	0% - 8%	8.0%

(1)	Discount based on current market conditions and estimated selling costs

	December 31, 2017
			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average
	(dollars in thousands)
Impaired loans	$2,793	$—	$—	$2,793	0% - 33%	14.5%
Real estate acquired through foreclosure	178	—	—	178	0% - 22%	11.5%

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

	September 30, 2018
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$91,316	$91,316	$—	$—	$91,316
Certificates of deposit held for investment	8,780	8,780	—	—	8,780
AFS securities	11,950	1,975	9,975	—	11,950
HTM securities	43,108	4,003	37,863	—	41,866
LHFS	9,023	—	9,023	—	9,023
Loans receivable, net	681,656	—	—	677,510	677,510
Restricted stock investments	3,866	—	3,866	—	3,866
Accrued interest receivable	2,689	—	2,689	—	2,689
MSRs	482	—	—	482	482
IRLCs	187	—	—	187	187
Mandatory forward contracts	71	—	71	—	71
Best effort forward contracts	51	—	51	—	51
Liabilities:
Deposits	694,177	—	687,034	—	687,034
Accrued interest payable	433	—	433	—	433
Borrowings	73,500	—	66,745	—	66,745
Subordinated debentures	20,619	—	—	20,619	20,619

	December 31, 2017
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$21,853	$21,853	$—	$—	$21,853
Certificates of deposit held for investment	8,780	8,780	—	—	8,780
AFS securities	10,119	—	10,119	—	10,119
HTM securities	54,303	5,056	48,948	—	54,004
LHFS	4,530	—	4,530	—	4,530
Loans receivable, net	660,096	—	—	672,349	672,349
Restricted stock investments	4,489	—	4,489	—	4,489
Accrued interest receivable	2,640	—	2,640	—	2,640
MSRs	477	—	—	477	477
IRLCs	22	—	—	22	22
Mandatory forward contracts	13	—	13	—	13
Best effort forward contracts	3	—	3	—	3
Liabilities:
Deposits	602,228	—	594,659	—	594,659
Accrued interest payable	395	—	395	—	395
Borrowings	88,500	—	81,303	—	81,303
Subordinated debentures	20,619	—	—	20,619	20,619

At September 30, 2018 and December 31, 2017, the Bank had loan funding commitments of $109.5 million and $105.2 million, respectively, and standby letters of credit outstanding of $9.2 million and $3.5 million, respectively. The fair value of these commitments is nominal.

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

There were no transfers between any of Levels 1, 2, and 3 for the nine months ended September 30, 2018 or 2017 or for the year ended December 31, 2017.

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

The Company

The Company is a savings and loan holding company chartered as a corporation in the state of Maryland in 1990. It conducts business primarily through three subsidiaries, Severn Savings Bank, FSB (the “Bank”), Mid-Maryland Title Company, Inc. (the “Title Company”), and SBI Mortgage Company (“SBI”). SBI holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation (“Crownsville”), which is doing business as Annapolis Equity Group, and acquires real estate for syndication and investment purposes. The Title Company is a real estate settlement company that handles commercial and residential real estate settlements in Maryland. The Bank’s principal subsidiary Louis Hyatt, Inc. (“Hyatt Commercial”), conducts business as Hyatt Commercial, a commercial real estate brokerage and property management company. The Bank opened a new branch in June 2018 in Lothian, Maryland, which brings the total number of branches to six in Anne Arundel County, Maryland. The branches offer a full range of deposit products and originate mortgages in the Bank’s primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware, and Virginia. As of September 30, 2018, we had 166 full-time equivalent employees.

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

We have experienced an improved level of profitability for the three and nine months ended September 30, 2018, primarily due to the improved profitability of our mortgage-banking operations as well as an improvement in our net interest margin. We recognized increased deposit service charges as a result of fees from medical-use cannabis deposit accounts and saw improvement in our real estate sales commissions from Hyatt Commercial. Additionally, during the nine months ended September 30, 2018, we recognized increased revenue from the Title Company, which we acquired in September 2017.

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

Critical Accounting Policies

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and general practice within the banking industry. Accordingly, preparation of the financial statements requires management to exercise significant judgment or discretion or make significant assumptions and estimates based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The accounting policies we view as critical are those relating to the allowance for loan losses (“Allowance”), the valuation of securities, the valuation of real estate acquired through foreclosure, and the valuation of deferred tax assets and liabilities. Significant accounting policies are discussed in detail in “Notes to Consolidated Financial Statements - Note 1 - Summary of Significant Account Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the significant accounting policies as described in the Annual Report. Disclosures regarding the effects of new accounting pronouncements are included in Note 1 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Net Income

Three Months Ended September 30

Net income increased $906,000, or 72.0% to $2.2 million for the three months ended September 30, 2018, compared to $1.3 million for the three months ended September 30, 2017. Basic and diluted income per share were $0.17 for the three months ended September 30, 2018 compared to basic and diluted income per share of $0.10 for the three months ended September 30, 2017. The increase in net income reflected improved net interest income, noninterest income, and reductions in the provisions for loan losses and income taxes, partially offset by increased noninterest expense.

Nine Months Ended September 30

Net income increased $2.8 million, or 88.5%, to $6.0 million for the nine months ended September 30, 2018, compared to $3.2 million for the nine months ended September 30, 2017. Basic and diluted income per share were $0.47 for the nine months ended September 30, 2018, compared to basic and diluted income per share of $0.24 for the nine months ended September 30,  2017. The increase in net income reflected improved net interest income and noninterest income, partially offset by increased noninterest expense, income tax provision, and a lesser reversal of the provision for loan losses.

Net Interest Income

Three Months Ended September 30

Net interest income, which is interest income earned net of interest expense, increased by $1.0 million, or 16.0%, to $7.3 million for the three months ended September 30, 2018, compared to $6.3 million for the three months ended September 30, 2017. Our net interest margin increased from 3.38% for the three months ended September 30, 2017 to 3.65% for the three months ended September 30, 2018. Our net interest spread increased from 3.16% for the three months ended September 30, 2017 to 3.33% for the three months ended September 30, 2018.

Nine Months Ended September 30

Net interest income increased by $3.3 million, or 18.6%, to $21.3 million for the nine months ended September 30, 2018, compared to $17.9 million for the nine months ended September 30, 2017. Our net interest margin increased from 3.25% for the nine months ended September 30, 2017 to 3.63% for the nine months ended September 30, 2018. Our net interest spread increased from 3.04% for the nine months ended September 30, 2017 to 3.34% for the nine months ended September 30, 2018.

Interest Income

Three Months Ended September 30

Interest income increased by $1.3 million, or 16.0%, to $9.6 million for the three months ended September 30, 2018, compared to $8.2 million for the three months ended September 30, 2017, primarily due to a $1.1 million increase in interest income on loans. Average interest-earning assets increased from $743.9 million for the three months ended September 30, 2017 to $797.7 million for the three months ended September 30, 2018, due primarily to growth in average loans outstanding. Average loans outstanding increased by $57.6 million for the three months ended September 30, 2018 compared to the same period in 2017 due to increased originations in all loan categories. The average yield on loans held for investment increased from 4.92% for the three months ended September 30, 2017 to 5.11% for the three months ended September 30, 2018 as a result of the increased interest rate environment. Other interest income increased by $256,000 during the three months ended September 30, 2018 compared to the same period in 2017 due primarily to an increase in the average yield of our interest-bearing deposits during the three months ended September 30, 2018. Average HTM securities decreased by $13.2 million due to securities maturities and repayments from mortgage-backed securities. The proceeds were used to fund the purchase of available-for-sale (“AFS”) securities, the average balance of which increased $6.0 million during the three months ended September 30, 2018 as compared to the same period in 2017, and, along with other available funds, the increase in loan originations.

Nine Months Ended September 30

Interest income increased by $3.7 million, or 15.8%, to $27.4 million for the nine months ended September 30, 2018, compared to $23.7 million for the nine months ended September 30, 2017, primarily due to a $3.5 million increase in interest income on loans. Average interest-earning assets increased from $738.4 million for the nine months ended September 30, 2017 to $783.2 million for the nine months ended September 30, 2018, due primarily to growth in average loans outstanding of $59.9 million from increased loan originations. The average yield on loans held for investment increased from 4.81% for the nine months ended September 30, 2017 to 5.06% for the nine months ended September 30, 2018 as a result of the increased interest rate environment. Other interest income increased by $289,000 during the nine months ended September 30, 2018 compared to the same period in 2017 due primarily to the increase in the average yield of our interest-bearing deposits. Average HTM securities decreased by $10.9 million due to securities maturities and repayments from mortgage-backed securities. The proceeds were used to fund the purchase of AFS securities, the average balance of which increased $6.8 million during the nine months ended September 30, 2018 as compared to the same period in 2017, and, along with other available funds, the increase in loan originations.

Interest Expense

Three Months Ended September 30

Interest expense increased by $307,000, or 16.1%, to $2.2 million for the three months ended September 30, 2018, compared to $1.9 million for the three months ended September 30, 2017 as a result of a $520,000 increase in interest expense on deposits. The increase in deposit interest expense was due to an increase in the average rate paid on interest-bearing deposits, driven by a rising rate environment which increased the average rate paid on certificates of deposit from 1.71% for the three months ended September 30, 2017 to 1.81% for the three months ended September 30, 2018.  Additionally, the average rate paid on checking and savings accounts increased from 0.12% for the three months ended September 30, 2017 to 0.70% for the three months ended September 30, 2018. The average balance of certificates of deposit increased from $214.3 million for the three months ended September 30, 2017 to $226.4 million for the same period of 2018 due to a successful marketing campaign. Slightly offsetting the effect of interest-bearing deposit rates was a decrease in the average rate paid on borrowings from 3.13% for the three months ended September 30, 2017 to 2.49% for the three months ended September 30, 2018, which resulted from the paydown of higher rate borrowings. Additionally, average borrowings decreased by $4.6 million to $109.2 million for the three months ended September 30, 2018 compared to $113.7 million for the same period of 2017. As a result, interest expense on borrowings decreased $213,000 during the three months ended September 30, 2018 compared to the same period in 2017.

Nine Months Ended September 30

Interest expense increased by $414,000, or 7.2%, to $6.2 million for the nine months ended September 30, 2018, compared to $5.8 million for the nine months ended September 30, 2017 as a result of a $1.0 million increase in interest expense on deposits. The increase in deposit interest expense was primarily due to an increase in the average rate paid on interest-bearing deposits, driven by the rising rate environment which increased the average rate paid on certificates of deposit from 1.43% for the nine months ended September 30, 2017 to 1.68% for the nine months ended September 30, 2018. Additionally, the average rate paid on checking and savings accounts increased from 0.29% for the nine months ended September 30, 2017 to 0.53% for the nine months ended September 30, 2018. The average balance of certificates of deposit increased from $215.5 million for the nine months ended September 30, 2017 to $224.2 million for the same period of 2018 due to a successful marketing campaign. Slightly offsetting the effect of interest-bearing deposit rates was a decrease in the average rate paid on borrowings from 3.26% for the nine months ended September 30, 2017 to 2.63% for the nine months ended September 30, 2018. Additionally, average borrowings decreased by $2.6 million to $113.9 million for the nine months ended September 30, 2018 compared to $116.5 million for the same period of 2017. During the latter part of 2017, we paid off higher-costing Federal Home Loan Bank of Atlanta (“FHLB”) advances and replaced them with lower-costing advances.  As a result, interest expense on borrowings decreased $600,000 during the nine months ended September 30, 2018 compared to the same period in 2017.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and average rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended September 30,
	2018			2017
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate (4)	Balance (1)	Interest (2)	Rate (4)
ASSETS	(dollars in thousands)
Loans	$678,753	$8,744	5.11%	$621,177	$7,702	4.92%
Loans held for sale ("LHFS")	6,337	100	6.26%	3,117	40	5.09%
AFS securities	11,867	53	1.77%	5,853	26	1.76%
HTM securities	49,040	240	1.94%	62,249	304	1.94%
Other interest-earning assets (3)	47,201	360	3.03%	46,825	106	0.90%
Restricted stock investments, at cost	4,504	63	5.55%	4,676	61	5.18%
Total interest-earning assets	797,702	9,560	4.75%	743,897	8,239	4.39%
Allowance	(8,218)			(8,383)
Cash and other noninterest-earning assets	42,969			56,589
Total assets	$832,453	9,560		$792,103	8,239

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Checking and savings	$283,635	498	0.70%	$287,299	89	0.12%
Certificates of deposit	226,415	1,033	1.81%	214,282	922	1.71%
Total interest-bearing deposits	510,050	1,531	1.19%	501,581	1,011	0.80%
Borrowings	109,155	684	2.49%	113,719	897	3.13%
Total interest-bearing liabilities	619,205	2,215	1.42%	615,300	1,908	1.23%
Noninterest-bearing deposit accounts	115,416			86,437
Other noninterest-bearing liabilities	2,206			2,665
Stockholders' equity	95,626			87,701
Total liabilities and stockholders' equity	$832,453	2,215		$792,103	1,908
Net interest income/net interest spread		$7,345	3.33%		$6,331	3.16%
Net interest margin			3.65%			3.38%

(1)Nonaccrual loans are included in average loans.

(2)There are no tax equivalency adjustments.

(3)Other interest-earning assets include interest-earning deposits, federal funds sold, and certificates of deposit held for investment.

(4)Annualized.

	Nine Months Ended September 30,
	2018			2017
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate (4)	Balance (1)	Interest (2)	Rate (4)
ASSETS	(dollars in thousands)
Loans	$673,689	$25,523	5.06%	$613,833	$22,105	4.81%
Loans held for sale	4,977	208	5.59%	3,690	162	5.87%
AFS securities	11,753	156	1.77%	4,984	71	1.90%
HTM securities	50,767	764	2.01%	61,705	856	1.85%
Other interest-earning assets (3)	37,261	607	2.18%	49,353	317	0.86%
Restricted stock investments, at cost	4,705	180	5.11%	4,791	181	5.05%
Total interest-earning assets	783,152	27,438	4.68%	738,356	23,692	4.29%
Allowance	(8,181)			(8,687)
Cash and other noninterest-earning assets	43,224			61,758
Total assets	$818,195	27,438		$791,427	23,692

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Checking and savings	$280,739	1,122	0.53%	$282,649	618	0.29%
Certificates of deposit	224,248	2,816	1.68%	215,499	2,306	1.43%
Total interest-bearing deposits	504,987	3,938	1.04%	498,148	2,924	0.78%
Borrowings	113,929	2,244	2.63%	116,539	2,844	3.26%
Total interest-bearing liabilities	618,916	6,182	1.34%	614,687	5,768	1.25%
Noninterest-bearing deposits	108,671			85,928
Other noninterest-bearing liabilities	2,224			2,624
Stockholders' equity	88,384			88,188
Total liabilities and stockholders' equity	$818,195	6,182		$791,427	5,768
Net interest income/net interest spread		$21,256	3.34%		$17,924	3.04%
Net interest margin			3.63%			3.25%

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

	Three Months Ended September 30, 2018 vs. 2017			Nine Months Ended September 30, 2018 vs. 2017
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
Interest earned on:	(dollars in thousands)
Loans	$310	$732	$1,042	$1,187	$2,231	$3,418
LHFS	11	49	60	(13)	59	46
AFS securities	1	26	27	(9)	94	85
HTM Securities	8	(72)	(64)	101	(193)	(92)
Other interest-earning assets	253	1	254	429	(139)	290
Restricted stock investments, at cost	14	(12)	2	4	(5)	(1)
Total interest income	597	724	1,321	1,699	2,047	3,746

Interest paid on:
Interest-bearing deposits:
Checking and savings	417	(8)	409	511	(7)	504
Certificates of deposit	57	54	111	412	98	510
Total interest-bearing deposits	474	46	520	923	91	1,014
Borrowings	(178)	(35)	(213)	(538)	(62)	(600)
Total interest expense	296	11	307	385	29	414
Net interest income	$301	$713	$1,014	$1,314	$2,018	$3,332

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

We recorded a reversal of the provision for loan losses of $300,000 during the three and nine months ended September 30, 2018. We recorded a reversal of the provision for loan losses of $650,000 during the nine months ended September 30, 2017, none of which was recorded during the three months ended September 30, 2017.

See additional information about the provision for loan losses under “Credit Risk Management and the Allowance” later in this Item.

Noninterest Income

Three Months Ended September 30

Total noninterest income increased by $945,000, or 67.5%, to $2.3 million for the three months ended September 30, 2018, compared to $1.4 million for the three months ended September 30, 2017, with increases in most noninterest income categories. Mortgage-banking revenue increased $406,000, or 121.6%, due to an increased volume of loans originated for sale in the three months ended September 30, 2018 compared to the same period of 2017. In 2017, the decision was made to move away from the purchased lead model previously used and instead focus on internally generated leads. We are seeing increased origination volume from the switch in models. Deposit service charges increased $236,000 due primarily to fees associated with medical-use cannabis customer accounts, which we did not have during the three months ended September 30, 2017. Real estate commissions generated more income for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to greater sales volume.  The Title Company, which we purchased during the third quarter of 2017, generated $316,000 in revenue during the three months ended September 30, 2018 compared to $48,000 for the three months ended September 30, 2017.

Nine Months Ended September 30

Total noninterest income increased by $2.6 million, or 70.3%, to $6.4 million for the nine months ended September 30, 2018, compared to $3.8 million for the nine months ended September 30, 2017, with increases in most noninterest income categories. Mortgage-banking revenue increased $820,000, or 71.3%, due to the increased volume of loans originated as a result of the switch in origination models.  Deposit service charges increased $802,000 due primarily to fees associated with medical-use cannabis customer accounts, which we did not have during the nine months ended September 30, 2017. The Title Company generated $751,000 in revenue during the nine months ended September 30, 2018 compared to $48,000 for the nine months ended September 30, 2017.

Noninterest Expense

Three Months Ended September 30

Total noninterest expense increased $1.5 million, or 27.5%, to $7.0 million for the three months ended September 30, 2018, compared to $5.5 million for the three months ended September 30, 2017, primarily due to increases in compensation and related expenses, advertising, and occupancy expense. Compensation and related expenses increased by $1.4 million, or 41.8%, to $4.7 million for the three months ended September 30, 2018, compared to $3.3 million for the three months ended September 30, 2017. This increase was primarily due to additional hirings, including staff for the new Lothian branch, as well as increased commission expense that corresponds with our increased loan origination and mortgage-banking volumes. Occupancy expenses increased $62,000 due to expenses related to opening the new Lothian branch. Advertising increased $104,000 for the three months ended September 30, 2018 compared to the same period in 2017 due to deposit driven marketing campaigns in 2018.

Nine Months Ended September 30

Total noninterest expense increased $2.7 million, or 16.0%, to $19.7 million for the nine months ended September 30, 2018, compared to $17.0 million for the nine months ended September 30, 2017, primarily due to increases in compensation and related expenses. Compensation and related expenses increased by $2.6 million, or 24.6%, to $13.4 million for the nine months ended September 30, 2018, compared to $10.7 million for the nine months ended September 30, 2017. This increase was primarily due to annual salary increases, additional hirings, and increased commission expense that corresponds with our increased loan origination and mortgage-banking volumes. Partially offsetting the increase in compensation and related expenses, mortgage leads purchased decreased $234,000 due to the transition away from the purchased lead model.

Income Tax Provision

Three Months Ended September 30

We recorded an income tax provision of $784,000 on net income before income taxes of $2.9 million for the three months ended September 30, 2018, compared to an income tax provision of $950,000 on net income before income taxes of $2.2 million for the three months ended September 30, 2017.

Nine months Ended September 30

We recorded a $2.3 million income tax provision on net income before income taxes of $8.2 million for the nine months ended September 30, 2018, compared to an income tax provision of $2.2 million on net income before income taxes of $5.3 million for the nine months ended September 30, 2017.

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017, which lowered the corporate federal tax rate from 35% to 21% effective January 1, 2018.  Among other things, the Tax Act has significantly lowered our effective tax rate.  Our effective tax rate was reduced to 26.6% and 27.4% for the three and nine months ended September 30, 2018, respectively, compared to 43.0% and 40.4% for the three and nine months ended September 30, 2017, respectively.

Financial Condition

Total assets increased $84.5 million to $889.3 million at September 30, 2018, compared to $804.8 million at December 31, 2017. This increase was primarily due to an increase in loans, which increased $21.6 million, or 3.2%, to $689.7 million at September 30, 2018 from $668.2 million at December 31, 2017, and an increase in cash and cash equivalents from $21.8 million at December 31, 2017 to $91.3 million at September 30, 2018. Total deposits increased $91.9 million, or 15.3%, to $694.2 million at September 30, 2018 compared to $602.2 million at December 31, 2017. Total borrowings decreased by $15.0 million or 16.9%, to $73.5 million at September 30, 2018 compared to $88.5 million at December 31, 2017 due to the paydown of FHLB advances in 2018.  During the second quarter of 2018, we converted 437,500 outstanding shares of preferred stock into 437,500 shares of the Company’s common stock.  Stockholders’ equity increased $4.8 million to $95.9 million at September 30, 2018 compared to $91.1 million at December 31, 2017.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals. We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios. We held $12.0 million and $10.1 million in securities classified as AFS as of September 30, 2018 and December 31, 2017, respectively. We held  $43.1 million and $54.3 million, respectively, in securities classified as HTM as of September 30, 2018 and December 31, 2017.

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries impact the securities market. Quarterly, we review each security in our portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as other-than-temporary impairment (“OTTI”). For the nine months ended September 30, 2018, we determined that no OTTI charges were required.

All of the AFS and HTM securities that are temporarily impaired as of September 30, 2018 are so due to declines in fair values resulting from changes in interest rates or decreased credit/liquidity spreads compared to the time they were purchased. We have the intent to hold these securities to maturity (including those designated as AFS) and it is more likely than not that we will not be required to sell the securities before recovery of value. As such, management considers the impairments to be temporary.

Our securities portfolio composition is as follows:

	AFS		HTM
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(dollars in thousands)
U.S. Treasury securities	$1,975	$—	$3,991	$4,994
U.S. government agency notes	9,975	10,119	12,993	19,004
Mortgage-backed securities	—	—	26,124	30,305
	$11,950	$10,119	$43,108	$54,303

LHFS

We originate residential mortgage loans for sale on the secondary market. Such LHFS, which are carried at fair value, amounted to $9.0 million at September 30, 2018 and $4.5 million at December 31, 2017, the majority of which are subject to purchase commitments from investors. LHFS increased by $4.5 million, or 99.2%, compared to December 31, 2017, primarily due to a higher origination volume and the timing of loans pending sale on the secondary market.

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total interest-earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio:

	September 30, 2018		December 31, 2017
		Percent		Percent
	Amount	of Total	Amount	of Total
	(dollars in thousands)
Residential Mortgage	$285,470	41.4%	$285,819	42.8%
Commercial	43,180	6.3%	37,356	5.6%
Commercial real estate	234,830	34.0%	235,129	35.2%
Land acquisition, development, and construction ("ADC")	112,994	16.4%	93,060	13.9%
Home equity/2nds	12,173	1.8%	15,703	2.3%
Consumer	1,065	0.1%	1,084	0.2%
	$689,712	100.0%	$668,151	100.0%

Loans increased by $21.6 million, or 3.2%, to $689.7 million at September 30, 2018, compared to $668.2 million at December 31, 2017. This increase was due to increased demand and originations of Commercial and ADC loans.

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

The following table summarizes the activity in our Allowance by portfolio segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Allowance, beginning of year	$8,257	$7,718	$8,055	$8,969
Charge-offs:
Residential mortgage	(148)	—	(508)	(707)
Commercial	—	—	—	—
Commercial real estate	—	—	—	—
ADC	(6)	—	(19)	—
Home equity/2nds	—	—	—	(98)
Consumer	—	—	—	—
Total charge-offs	(154)	—	(527)	(805)
Recoveries:
Residential mortgage	3	156	225	295
Commercial	—	—	—	—
Commercial real estate	31	40	364	100
ADC	—	—	—	—
Home equity/2nds	219	22	239	27
Consumer	—	—	—	—
Total recoveries	253	218	828	422
Net recoveries (charge offs)	99	218	301	(383)
Reversal of provision for loan losses	(300)	—	(300)	(650)
Allowance, end of period	$8,056	$7,936	$8,056	$7,936
Loans:
Period-end balance	$689,712	$650,964	$689,712	$650,964
Average balance during period	678,753	621,177	673,689	613,833
Allowance as a percentage of
period-end loan balance	1.17%	1.22%	1.17%	1.22%
Percent of average loans (annualized):
Reversal of provision for loan losses	0.18%	—%	0.06%	0.14%
Net recoveries (charge offs )	0.06%	0.14%	0.06%	(0.08)%

The following table summarizes our allocation of the Allowance by loan segment:

	September 30, 2018			December 31, 2017
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
	Amount	of Total	Loans	Amount	of Total	Loans
	(dollars in thousands)
Residential mortgage	$3,021	37.5%	41.4%	$3,099	38.5%	42.8%
Commercial	633	7.9%	6.3%	527	6.5%	5.6%
Commercial real estate	2,632	32.7%	34.0%	2,805	34.8%	35.2%
ADC	1,560	19.4%	16.4%	1,236	15.4%	13.9%
Home equity/2nds	181	2.2%	1.8%	386	4.8%	2.3%
Consumer	1	—%	0.1%	2	—%	0.2%
Unallocated	28	0.3%	—%	—	—%	—%
Total	$8,056	100.0%	100.0%	$8,055	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the Allowance as a best estimate of inherent losses within the portfolio. The Allowance totaled  $8.1  million at both September 30, 2018 and December 31, 2017. Any changes in the Allowance from period to period reflect management’s ongoing application of its methodologies to establish the Allowance, which, for the nine months ended September 30, 2018, resulted in increased allocated Allowances for commercial and ADC loans, with the other categories resulting in decreased or relatively stable allocated Allowances. The changes in the Allowances for the respective loan segments were a function of the changes in the corresponding loan balances and asset quality.

As result of our Allowance analysis, we recorded $300,000 in reversals of the provision for loan losses during the three and nine months ended September 30, 2018. We recorded $650,000 in reversals of provision for loan losses for the nine months ended September 30, 2017, all of which occurred prior to the third quarter of 2017. We recorded net recoveries of $99,000 and $301,000, respectively, during the three and nine months ended September 30, 2018. We recorded net recoveries of $218,000 during the three months ended September 30, 2017 and net charge-offs of $383,000 during the nine months ended September 30, 2017. During both the three and nine months ended September 30, 2018, annualized net recoveries as a percentage of average loans outstanding amounted to 0.06% compared to annualized net recoveries as a percentage of average loans outstanding of 0.14%  during the three months ended September 30, 2017 and net charge-offs as a percentage of average loans outstanding of 0.08% during the nine months ended September 30, 2017. The Allowance as a percentage of outstanding loans was 1.17%  as of September 30, 2018 compared to 1.21% as of December 31, 2017.

Although management uses available information to establish the appropriate level of the Allowance, future additions or reductions to the Allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions, and other factors. As a result, our Allowance may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our Allowance and related methodology. Such agencies may require us to recognize adjustments to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of September 30, 2018 and is sufficient to address the credit losses inherent in the current loan portfolio.

Nonperforming Assets (“NPAs”)

Given the volatility of the real estate market, it is very important for us to have current valuations on our NPAs. Generally, we obtain appraisals or alternative valuations on NPAs annually. In addition, as part of our asset monitoring activities, we maintain a Loss Mitigation Committee that meets monthly. During these Loss Mitigation Committee meetings, all NPAs and loan delinquencies are reviewed. We also produce an NPA report which is distributed monthly to senior management and is also discussed and reviewed at the Loss Mitigation Committee meetings. This report contains all relevant data on the NPAs, including the latest appraised value (or alternative valuation vehicle) and valuation date. Accordingly, these reports identify which assets will require an updated valuation. As a result, we have not experienced any internal delays in identifying which loans/credits require updated valuations. With respect to the ordering process of appraisals, we have not experienced any delays in turnaround time nor has this been an issue over the past three years. Furthermore, we have not had any delays in turnaround time or variances thereof in our specific loan operating markets.

NPAs, expressed as a percentage of total assets, totaled 0.68% at September 30, 2018 and 0.76% at December 31, 2017. The ratio of the Allowance to nonperforming loans was 140.6% at September 30, 2018 and 141.1% at December 31, 2017.

The distribution of our NPAs is illustrated in the following table. We did not have any loans greater than 90 days past due and still accruing at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Nonaccrual Loans:	(dollars in thousands)
Residential mortgage	$3,784	$3,891
Commercial	—	78
Commercial real estate	476	159
ADC	923	314
Home equity/2nds	548	1,268
Consumer	—	—
	5,731	5,710
Real Estate Acquired Through Foreclosure:
Residential mortgage	—	—
Commercial	—	—
Commercial real estate	—	—
ADC	171	187
Home equity/2nds	114	216
Consumer	—	—
	285	403
Total Nonperforming Assets	$6,016	$6,113

Nonaccrual loans totaled $5.7 million, or 0.83% of total loans, at September 30, 2018 and $5.7 million, or 0.85% of total loans at December 31, 2017. Significant activity in nonaccrual loans includes additions of $2.6 million in loans to nonaccrual status, primarily due to the addition of two loans in the amount of $2.2 million (one residential mortgage and one commercial real estate), and payoffs or sold loans of $1.1 million in nonaccrual loans that existed at December 31, 2017 during the nine months ended September 30, 2018.

Real estate acquired through foreclosure decreased $118,000 to $285,000 at September 30, 2018 compared to December 31, 2017 due to the sale of two properties held at December 31, 2017.

The activity in our real estate acquired through foreclosure was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Balance at beginning of period	$295	$1,015	$403	$973
Real estate acquired in satisfaction of loans	—	188	—	703
Write-downs and losses on real estate acquired through foreclosure	(10)	(99)	(54)	(139)
Proceeds from sales of real estate acquired through foreclosure	—	—	(64)	(433)
Balance at end of period	$285	$1,104	$285	$1,104

Troubled Debt Restructures (“TDRs”)

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR.

The composition of our TDRs is illustrated in the following table:

	September 30, 2018	December 31, 2017
Residential mortgage:	(dollars in thousands)
Nonaccrual	$997	$736
<90 days past due/current	10,031	11,631
Commercial real estate:
Nonaccrual	—	78
<90 days past due/current	1,028	1,862
ADC:
Nonaccrual	—	6
<90 days past due/current	134	137
Consumer:
Nonaccrual	—	—
<90 days past due/current	78	84
Totals:
Nonaccrual	997	820
<90 days past due/current	11,271	13,714
	$12,268	$14,534

See additional information on TDRs in Note 4 to the Consolidated Financial Statements.

Deposits

Deposits totaled $694.2 million at September 30, 2018  and $602.2 million at December 31, 2017. The $91.9 million increase resulted from a successful marketing campaign during 2018 as well as increased deposit volume related to our medical-use cannabis customers, with the largest increase in noninterest bearing deposits.

The deposit breakdown is as follows:

	September 30, 2018		December 31, 2017
		Percent		Percent
	Balance	of Total	Balance	of Total
	(dollars in thousands)
NOW	$136,035	19.6%	$63,616	10.6%
Money market	134,754	19.4%	103,649	17.2%
Savings	79,936	11.5%	98,717	16.4%
Certificates of deposit	257,200	37.1%	263,413	43.7%
Total interest-bearing deposits	607,925	87.6%	529,395	87.9%
Noninterest-bearing deposits	86,252	12.4%	72,833	12.1%
Total deposits	$694,177	100.0%	$602,228	100.0%

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

At September 30, 2018, our total credit line with the FHLB was  $245.1 million. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public. Our outstanding FHLB advance balance at September 30, 2018 and December 31, 2017 was  $70.0 million and  $85.0 million, respectively.

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

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB as of September 30, 2018:

Principal
Amount (in thousands)	Rate	Maturity
$35,000	1.55% to 4.00%	2019
25,000	1.75% to 1.92%	2020
10,000	2.19%	2022
$70,000

Subordinated Debentures

As of both September 30, 2018 and December 31, 2017, the Company had outstanding $20.6 million in principal amount of Junior Subordinated Debt Securities, due in 2035 (the “2035 Debentures”). The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association as Trustee. The 2035 Debentures pay interest quarterly at a floating rate of interest of 3‑month LIBOR plus 200 basis points, and mature on January 7, 2035. Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture. The 2035 Debentures became redeemable, in whole or in part, by the Company on January 7, 2010.

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

Under the terms of the 2035 Debentures, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing. As of September 30, 2018, we were current on all interest due on the 2035 Debentures.

Capital Resources

Total stockholders’ equity increased $4.8 million to $95.9 million at September 30, 2018 compared to $91.1 million as of December 31, 2017. The increase was principally the result of 2018 net income, partially offset by dividends paid during the nine months ended September 30, 2018.

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

Capital Adequacy

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2018 and December 31, 2017, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.”  See details of our capital ratios in Note 5 of the Consolidated Financial Statements.

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

In addition to our ability to generate deposits, we have external sources of funds, which may be drawn upon when desired. The primary source of external liquidity is an available line of credit with the FHLB. The Bank’s total credit availability under the FHLB’s credit availability program was $245.1 million at September 30, 2018, of which $70.0 million was outstanding. We also have $7.5 million in credit availability with another financial institution, of which $3.5 million was outstanding at September 30, 2018.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $109.5 million at September 30, 2018. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. We expect to fund these commitments from the sources of liquidity described above.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity. As of September 30, 2018, we had no material commitments for capital expenditures.

Our ability to acquire deposits or borrow could be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. At September 30, 2018, management considered the Company’s liquidity level to be sufficient for the purposes of meeting our cash flow requirements. We are not aware of any undisclosed known trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in our liquidity.

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

Information pertaining to the carrying amounts of our derivative financial instruments follows:

	September 30, 2018		December 31, 2017
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)
Asset - IRLCs	$10,400	$187	$1,144	$22
Asset - Mandatory forward contracts	8,536	71	4,399	13
Asset - Best effort forward contracts	10,400	51	1,144	3

Inflation

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with accounting principles generally accepted in the U.S. and practices within the banking industry which require the measurement of financial condition and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. As a financial institution, virtually all of our assets and liabilities are monetary in nature and interest rates have a more significant impact on our performance than the effects of general levels of inflation. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless mitigated by a corresponding increase in our revenues. However, we believe that the impact of inflation on our operations was not material for the three and nine months ended September 30, 2018 and 2017.

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

The matching of maturity or repricing of interest-earning assets and interest-bearing liabilities may be analyzed by examining the extent to which these assets and liabilities are interest rate sensitive and by monitoring the Bank’s interest rate sensitivity gap. An interest-earning asset or interest-bearing liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. The difference between rate sensitive assets and rate sensitive liabilities represents the Bank’s interest sensitivity gap. At September 30, 2018, we had a one-year cumulative negative gap of $14.0 million.

Exposure to interest rate risk is actively monitored by management. The objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. We use the PROFITstar® model to monitor our exposure to interest rate risk, which calculates changes in the economic value of equity (“EVE”).

The following table represents our EVE as of September 30, 2018:

Change in Rates		Amount	$ Change	% Change
		(dollars in thousands)
+400	bp	$177,408	$(38,465)	(0.18)%
+300	bp	189,719	(26,154)	(0.12)%
+200	bp	199,668	(16,205)	(0.08)%
+100	bp	208,200	(7,673)	(0.04)%
0	bp	215,873
(100)	bp	210,926	(4,947)	(0.02)%
(200)	bp	197,307	(18,566)	(0.09)%

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

Item 4.     Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a‑15 under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a‑15 under the Securities Act of 1934) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

In the normal course of business, we are party to litigation arising from the banking, financial, and other activities we conduct. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from these matters will have a material effect on the Company’s financial condition, operating results, or liquidity as of September 30, 2018.

Item 1A.  Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report on Form 10‑K of Severn Bancorp for the year ended December 31, 2017. There have been no material change in our risk factors since the filing of our December 31, 2017 Annual Report on Form 10‑K.

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

101

The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10‑Q as of September 30, 2018 and for the three and nine months ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Accumulated Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

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

101

The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10‑Q as of September 30, 2018 and for the three and nine months ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Accumulated Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

November 14, 2018	/s/ Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2018	/s/ Paul B. Susie
Paul B. Susie, Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)