Form 10-K
period 2018-12-31
SEVERN BANCORP INC
filed 2019-04-18
CIK 868271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☑        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b‑2 of the Act). Yes☐ No ☑

The aggregate market value of the 8,824,205 shares of common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2018 of $8.65 per share was $76,329,373.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 18, 2019, there were issued and outstanding 12,775,087 shares of the registrant’s common stock.

Documents incorporated by reference:

Portions of the registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders to be held on May 16, 2019 are incorporated by reference into Part III of this Form 10‑K.

i

Caution Note Regarding Forward-Looking Statements

This Annual Report on Form 10‑K, as well as other periodic reports filed with the Securities and Exchange Commission (“SEC”), and written or oral communications made from time to time by or on behalf of Severn Bancorp and its subsidiaries (the “Company”), may contain statements relating to future events or future results of the Company that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,”  “plan,” “estimate,” “intend,” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.”  Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth, and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.

Forward-looking statements reflect our expectation or prediction of future conditions, events, or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of this Annual Report on Form 10‑K and the following:

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

ii

PART I

ITEM 1  BUSINESS

General

Severn Bancorp and Subsidiaries (the “Company,” “we,” “our,” or “us”) is a savings and loan holding company incorporated in the state of Maryland in 1990. The Company conducts business primarily through four subsidiaries, Severn Savings Bank, FSB (the “Bank”), Mid-Maryland Title Company, Inc. (“the Title Company”), SBI Mortgage Company (“SBI”), and the Bank’s principal subsidiary Louis Hyatt, Inc. (“Hyatt Commercial”), which conducts business as Hyatt Commercial. SBI is the parent company of Crownsville Development Corporation (“Crownsville”), which does business as Annapolis Equity Group.

Hyatt Commercial is a real estate brokerage company specializing in commercial real estate sales, leasing, and property management.

SBI engages in the origination of mortgages that do not meet the underwriting criteria of the Bank. It owns subsidiary companies that purchase real estate for investment purposes. As of December 31, 2018, SBI had $1.3 million in outstanding mortgage loans and it had $630,000 invested in subsidiaries, which funds were held in cash, pending potential acquisition of investment real estate.

Crownsville, doing business as Annapolis Equity Group, is engaged in the business of acquiring real estate for investment and syndication purposes.

HS West, LLC (“HS”) is a subsidiary of the Bank which constructed a building in Annapolis, Maryland that serves as the Company’s and the Bank’s administrative headquarters. A branch office of the Bank is also located in the building. In addition, HS leases space to four unrelated companies and to a law firm of which the President of the Company and the Bank is a partner.

The Title Company engages in title work related to real estate transactions.

Severn Financial Services Corporation is a subsidiary of the Bank that is part of a joint venture with a local insurance agency to provide various insurance products to customers of the Bank.

The Bank has six branches in Anne Arundel County, Maryland, which offer a full range of deposit products and originate mortgages in the Bank’s primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware, and Virginia.

As of December 31, 2018, we had consolidated total assets of $974.2 million, total loans of $682.3 million, total deposits of $779.5 million, and total stockholders’ equity of $98.5 million. Net income for the year ended December 31, 2018 was $8.6 million. At December 31, 2018, we had approximately 164 full-time equivalent employees.

Acquisition

On September 1, 2017, we acquired the Title Company by issuing common stock in a business combination. We issued 108,084 shares in the transaction valued at $775,000. We recorded $770,000 in goodwill in the transaction. The acquisition continues our growth strategy and focus on being a full-service provider of financial services and complements the mortgage services, commercial banking services, and commercial real estate services we provide.

Availability of Information

The Company makes available through the Investor Relations area of the Company website, at www.severnbank.com, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Access to these reports is provided by means of a link to a third-party vendor that maintains a database of such filings.  In general, the Company intends that these reports be available as soon as practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”). Technical and other operational obstacles or delays caused by the vendor may delay their availability. The SEC maintains a website (www.sec.gov) where these filings also are available through the SEC’s EDGAR system. There is no charge for access to these filings through either the Company’s site or the SEC’s site. The information on the website listed above is not and should not be considered part of this Annual Report on Form 10‑K and is not incorporated by reference in this document.

Business of the Bank

The Bank was organized in 1946 in Baltimore, Maryland as Pompeii Permanent Building and Loan Association. It relocated to Annapolis, Maryland in 1980 and its name was changed to Severn Savings Association. Subsequently, the Bank obtained a federal charter and changed its name to Severn Savings Bank, FSB. The Bank operates six full-service branch offices and one administrative office, all in Anne Arundel County, Maryland. The Bank operates as a federally chartered savings bank whose principal business is attracting deposits from the general public and investing those funds in mortgage and commercial loans. The Bank also uses advances, or loans, from the Federal Home Loan Bank of Atlanta, (“FHLB”) to fund its lending activities. The Bank provides a wide range of personal and commercial banking services. Personal services include mortgage lending and various other lending services as well as checking, savings, money market, time deposit, and individual retirement accounts, as well as Internet and mobile banking. Commercial services include commercial secured and unsecured lending services as well as business Internet banking, corporate cash management services, and deposit services. The Bank also provides safe deposit boxes, ATMs, debit cards, credit cards, personal Internet banking including on-line bill pay, and telephone banking, among other products and services.

Revenues are derived principally from interest earned on mortgage, commercial, and other loans, and fees charged in connection with the loans and banking services. The Bank’s primary sources of funds are deposits, advances from the FHLB, proceeds from loans sold on the secondary market, sales and maturities of securities, and repayments and principal prepayment of loans. The principal executive offices of the Bank are maintained at 200 Westgate Circle, Suite 200, Annapolis Maryland, 21401 and the telephone number is 410‑260‑2000.

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

Following is a summary of the level of business activities with our medical-use cannabis customers:

•

Deposit and loan balances at December 31, 2018 were approximately $17.0 million, or 2.2% of total deposits, and $14.1 million, or 2.1% of total loans, respectively. Deposit and loan balances at December 31,  2017 were approximately $19.2 million, or 3.2% of total deposits, and $11.9 million, or 1.8% of total loans, respectively.

•

Interest and noninterest income for the year ended December 31, 2018 were approximately $720,000 and $1.4 million, respectively. Interest and noninterest income for the year ended December 31, 2017 were approximately $280,000 and $230,000, respectively.

•

The volume of deposits accepted by these customers from the date of their license approval by the Maryland Medical Cannabis Commission through December 31, 2018 was approximately $138.9 million. The volume of deposits accepted by these customers from the date of their license approval by the Maryland Medical Cannabis Commission through December 31, 2017 was approximately $45.1 million.

Our Business Strategy

We are currently focused on growing assets and earnings by capitalizing on the network of Bank branches, mortgage offices, and ATMs that we have established.

To continue asset growth and profitability, our business strategy is targeted to:

•	capitalize on our personal relationship approach that we believe differentiates us from our larger competitors;
•	provide our customers with access to local executives who make key credit and other decisions;
•	pursue commercial lending opportunities with small to mid-sized businesses that are underserved by our larger competitors;
•	develop innovative financial products and services to generate additional sources of revenue;
•	cross-sell our products and services to our existing customers to leverage relationships and enhance our profitability;
•	expand our closely monitored medical-use cannabis customer base; and
•	adhere to rigorous credit standards to maintain good quality assets as we implement our growth strategy.

Our Lending Activities

We originate loans of all types, including residential mortgage, commercial, commercial mortgage, home equity, residential construction, commercial construction, land, and residential lot loans.

We originate residential mortgage loans that are to be held in our loan portfolio as well as loans that are intended for sale in the secondary market. Loans sold in the secondary market are primarily sold to investors with which the Bank maintains a correspondent relationship. These loans are made in conformity with standard government-sponsored enterprise (“GSE”) underwriting criteria required by the investors to assure maximum eligibility for possible resale in the secondary market and are approved either by the Bank’s underwriter or the correspondent’s underwriter. Loans considered for our portfolio with borrowers that have lending relationships up to $250,000 are approved by any member of the Officers Loan Committee, which includes the Chief Executive Officer (“CEO”), the Chief Operating Officer, the Chief Financial Officer (“CFO”), the Chief Credit Officer, and the Chief Lending Officer. Loans considered for our portfolio with balances from $250,000 to $2.0 million are approved by a majority vote of the Officers Loan Committee. Loans considered for our portfolio with borrowers that have lending relationships of $2.0 million or greater are approved by the Bank’s Directors Loan Committee. Meetings of the Directors Loan Committee are open to attendance by any member of the Bank’s Board of Directors who wishes to attend. The loan committee reports to and consults with the Board of Directors in interpreting and applying our lending policy. Single loans greater than $3.0 million, or loans to one borrower aggregating more than $5.0 million, up to $18.4 million (the maximum amount of loans to one borrower as of December 31, 2018), must also have approval of the Board of Directors.

Loans that are sold into the secondary market are typically residential long-term loans (15 or more years), generally with fixed rates of interest. Loans retained for our portfolio typically include construction loans, commercial loans, and loans that periodically reprice or mature prior to the end of an amortized term. Generally, loans are sold with servicing released, however for loans sold to the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”), the servicing rights have been retained. As of December 31, 2018, the Bank was servicing $29.4 million in loans for FNMA and $15.1 million in loans for FHLMC.

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

Loan Approval Process

Our loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan. The authority of the Directors Loan Committee to approve loans is established by the Board of Directors and currently is commensurate with the limitation on loans to one borrower. Our maximum amount of loans to one borrower is equal to 15% of the Bank’s unimpaired capital, or $18.4 million as of December 31, 2018. Loans greater than this amount require participation by one or more additional lenders. We also maintain an in-house loans-to-one-borrower limit (lending relationship) of $10.0 million. Any loan greater than $10.0 million requires Board of Director approval. Letters of credit are subject to the same limitations as direct loans. For real estate collateral, we utilize independent qualified appraisers approved by management to appraise the collateral securing the loan and require title insurance or title opinions so as to ensure that we have a valid lien on the collateral. We require borrowers to maintain fire and casualty insurance on secured real estate.

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

Residential Mortgage Loans

At December 31, 2018, our residential mortgage loan portfolio totaled $274.8 million, or 40.3% of our loan portfolio. All of our residential mortgage loans are secured by one-to-four family residential properties and are primarily located in the Bank’s market area.

Commercial Loans

The Bank offers other business and commercial loans. These are loans to businesses and are typically lines of credit or other loans that , in general, are not secured by real estate. If not secured by real estate, they are usually secured by business assets, including accounts receivable, inventory, equipment, securities, or other collateral. At December 31, 2018, $35.9 million, or 5.2% of our loan portfolio, consisted of commercial loans.

Commercial loans generally involve a greater degree of risk than residential mortgage loans. Because payments on commercial loans secured by business assets or other collateral are often dependent on the successful operation or management of the commercial enterprise, repayment of these loans may be subject to a greater extent to adverse conditions in the economy.

Commercial Real Estate Loans

At December 31, 2018, our commercial real estate loan portfolio totaled $242.7 million, or 35.6% of our loan portfolio. All of our commercial real estate loans are secured by improved property such as office buildings, retail strip shopping centers, industrial condominium units, and other small businesses, most of which are located in the Bank’s primary lending area.

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

Construction, Land Acquisition, and Development Loans (“ADC”)

We originate loans to finance the construction of one-to-four family dwellings, and to a lesser extent, commercial real estate. We also originate loans for the acquisition and development of unimproved property to be used for residential and/or commercial purposes, generally in cases where the Bank is to provide the construction funds to improve the properties. As of December 31, 2018, we had ADC loans outstanding in the amount of $114.5 million, or 16.8% of our loan portfolio.

Construction loan amounts are based on the appraised value of the property. Construction loans generally have terms of up to one year, with reasonable extensions as needed, and typically have interest rates that float monthly at margins ranging from the prime rate to 200 basis points above the prime rate. In addition to builders’ projects, we finance the construction of single-family, owner-occupied homes where qualified contractors are involved and on the basis of strict written underwriting and construction loan guidelines. Construction loans are structured either to be converted to permanent loans with the Bank upon the expiration of the construction phase or to be paid off by financing from another financial institution.

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

Home Equity and Other Consumer Loans

We offer various consumer loans including home equity loans, home equity lines of credit, and other personal loans. At December 31, 2018, $14.5 million, or 2.1% of our loan portfolio consisted of consumer loans.  The majority of consumer loans are home equity lines of credit.

Our Deposit Activities

Subject to the Company’s Asset/Liability Committee (“ALCO”) policies and current business plan, the Treasury function (see information on Treasury activities below) works closely with the Company’s retail deposit operations to accomplish the objectives of maintaining deposit market share within the Company’s primary markets and managing funding costs to preserve the net interest margin.

One of the Company’s primary objectives as a community bank is to develop long-term, multi-product customer relationships from its comprehensive menu of financial products, which include both interest-bearing and noninterest-bearing checking accounts, savings accounts, money market accounts, and certificates of deposit (“CDs”). To that end, the lead product to develop such relationships is typically a deposit product. The Company intends to rely on deposit growth to fund long-term loan growth.

Core deposits are deposits that provide stable funding sources and are generally not reactive to changes in the interest rate environment.  We consider all deposits, except CDs of $100,000 or more to be core deposits. Our experience has been that a substantial portion of CDs renew at time of maturity and remain on deposit with the Bank.  Core deposits amounted to $635.8 million, or 81.6% of total deposits, and $452.1 million, or 75.1% of total deposits, at December 31, 2018 and 2017, respectively.

Our Treasury Activities

The Treasury function manages the wholesale segments of the balance sheet, including investments, purchased funds and long-term debt, and is responsible for all facets of interest rate risk management for the Company, which includes the pricing of deposits consistent with conservative interest rate risk and liquidity practices. Management’s objective is to achieve the maximum level of consistent earnings over the long term, while minimizing interest rate risk, credit risk, and liquidity risk and optimizing capital utilization. In managing the investment portfolio under its stated objectives, we invest primarily in United States of America (“U.S.”) Treasury and Agency securities, U.S Agency mortgage-backed securities (“MBS”), and U.S. Agency Collateralized Mortgage Obligations (“CMO”). Treasury strategies and activities are overseen by the Risk Committee of the Board of Directors, ALCO and the Company’s Investment Committee, which reviews all investment and funding transactions. The ALCO activities are summarized and reviewed quarterly with the Company’s Board of Directors.

The primary objective of the investment portfolio is to provide the necessary liquidity consistent with anticipated levels of deposit funding and loan demand with a minimal level of risk. The overall average life of 2.4 years of the investment portfolio together with the types of investments is intended to provide sufficient cash flows to support the Company’s lending goals. Liquidity is also provided by lines of credit maintained with the FHLB, the Federal Reserve (“FRB”), and to a lesser extent, lines of credit from other banks.

Our Borrowing Activities

Management utilizes a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased, FHLB borrowings, and retail repurchase agreements. FHLB borrowings typically carry rates at varying spreads from the LIBOR rate or treasury yield curve for the equivalent term because they may be secured with investments or high quality loans. Federal funds purchased, which are generally overnight borrowings, are typically purchased at the FRB target rate.

The Company’s borrowing activities are achieved through the use of the previously mentioned lines of credit to address overnight and short-term funding needs, match-fund loan activity and, when opportunities are present, to lock in attractive rates due to market conditions.

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

Market Area

Our market area is primarily Anne Arundel County, Maryland and nearby areas, and our six branch locations are all located in Anne Arundel County. Anne Arundel county maintains a diverse set of economic drivers such as a large international airport, the defense industry, a large number of large private sector employers as well as telecommunications, retail, and distribution operations.  The population of Anne Arundel County has been growing steadily since 2000 and is projected to continue such growth through 2020. The largest population demographic of Anne Arundel County is in the 20-44 age category.

We continue to expand our business relationship banking program by focusing on the needs of the business community in Anne Arundel County, Maryland. We focus our lending activities primarily on first mortgage loans secured by real estate for the purpose of purchasing, refinancing, developing, and constructing one-to-four family residences and commercial properties in and near Anne Arundel County, Maryland. We strive to offer competitive deposit and loan products that fit the needs of the Anne Arundel County community.  Our desire is to be a one-stop shop for all of the community’s banking needs.

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

As a unitary savings and loan holding company, we generally are not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender (“QTL”) test (see “Qualified Thrift Lender Test” under “Regulation of the Bank” below). If the Bank failed to meet the QTL test, then we would become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the Bank qualifies as a QTL within one year thereafter, we would be required to register as, and would become subject to the restrictions applicable to, a bank holding company. Additionally, if we acquired control of another savings institution, other than in a supervisory acquisition where the acquired institution also met the QTL test, we would thereupon become a multiple savings and loan holding company and thereafter be subject to further restrictions on our activities. We currently intend to continue to operate as a unitary savings and loan holding company.

Regulatory Capital Requirements

Under capital regulations adopted pursuant to the Dodd-Frank Act, savings and loan holding companies became subject to additional regulatory capital requirements. However, in May 2015, amendments to the FRB’s small bank holding company policy statement (the “SBHC Policy”) became effective. The amendments made the SBHC Policy applicable to savings and loan holding companies such as us and increased the asset threshold to qualify to be subject to the provisions of the SBHC Policy from $500.0 million to $1.0 billion. In August, 2018, the SBHC Policy was increased to $3.0 billion in assets.  Savings and loan holding companies that have total assets of $3.0 billion or less are subject to the SBHC Policy and are not required to comply with the additional regulatory capital requirements provided that such holding company (i) is not engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) does not conduct significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; and (iii) does not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. The FRB may in its discretion exclude any savings and loan holding company, regardless of asset size, from the SBHC Policy if such action is warranted for supervisory purposes. The exemption continues until our total assets exceed $3.0 billion, we do not meet the other requirements discussed above, or the FRB deems it to be warranted for supervisory purposes.

Restrictions on Acquisitions

Except under limited circumstances, savings and loan holding companies, such as us, are prohibited from (i) acquiring, without approval of the FRB, control of a savings institution or a savings and loan holding company or all or substantially all of the assets of any such institution or holding company; (ii) acquiring, without prior approval of the FRB, more than 5% of the voting shares of a savings institution or a holding company which is not a subsidiary thereof; or (iii) acquiring control of an uninsured institution, or retaining, for more than one year after the date of any savings institution becomes uninsured, control of such institution. In evaluating proposed acquisitions of savings institutions by holding companies, the FRB considers the financial and managerial resources and future prospects of the holding company and the target institution, the effect of the acquisition on the risk to the Federal Deposit Insurance Corporation (“FDIC”) fund, the convenience and the needs of the community, and competitive factors.

No director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company, without written approval of the FRB.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) established a broad range of corporate governance and accounting measures intended to increase corporate responsibility and protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Company is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities Exchange Act of 1934. Among other things, Sarbanes-Oxley regulations and related NASDAQ Stock Market rules have established membership requirements and additional responsibilities for the Company’s audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of nonaudit services the auditors may provide to the Company), imposed additional financial statement certification responsibilities for the Company’s CEO and CFO, expanded the disclosure requirements for corporate insiders, required management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting, and required the Company’s auditors to issue a report on its internal control over financial reporting.

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

Regulation of the Bank

General

As a federally chartered, FDIC insured savings institution, the Bank is subject to extensive regulation, primarily by the Office of the Comptroller of the Currency (“OCC”) and secondarily, by the FDIC. Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the FRB. The OCC regularly examines the Bank and prepares reports for the consideration of the Bank’s Board of Directors on the operations of the Bank. The relationship between the Bank and depositors and borrowers is also regulated by federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents utilized by the Bank.

The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Regulatory Relief Act’s provisions include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act’s (“HMDA”) expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; (vi) allowing qualifying federal savings banks to elect to operate with National Bank powers; and (vii) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status.

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

Common equity Tier 1 capital generally consists of common stock and related surplus, retained earnings, accumulated other comprehensive gain/loss, and, subject to certain adjustments, minority common equity interests in subsidiaries, reduced by goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities.

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

In addition to higher capital requirements, the amended regulations provide that depository institutions and their holding companies are required to maintain a common equity Tier 1 capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases or for the payment of discretionary bonuses to senior executive management. The capital conservation buffer requirement has been phased in over four years beginning on January 1, 2016 at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer requirement effectively raises the minimum required risk-based capital ratios to 7% common equity Tier 1 capital, 8.5% Tier 1 capital, and 10.5% total capital on a fully phased-in basis.

Notwithstanding the foregoing, pursuant to the Regulatory Relief Act, the OCC proposed a rule that establishes a community bank leverage ratio (tangible equity to average total assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III.  Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized.  Until the OCC’s proposed rule is finalized, the Basel III risk-based and leverage ratios remain in effect.

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

Prompt Corrective Action

Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings institutions.  For this purpose, a savings institution is placed into one of the following five categories dependent on their respective capital ratios:

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

As noted above, the Regulatory Relief Act has eliminated the Basel III requirements for banks with less than $10.0 billion in assets who elect to follow the community bank leverage ratio once the OCC’s rule is finalized. The OCC’s proposed rule provides that the Bank will be well-capitalized with a community bank leverage ratio of 9% or greater, adequately capitalized with a community bank leverage ratio of 7.5% or greater, undercapitalized if the Bank’s community bank leverage ratio is less than 7.5% and greater than 6% and significantly undercapitalized if the Bank’s community bank leverage ratio is less than 6%. The definition of critically undercapitalized is unchanged from the current regulations.

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

As of December 31, 2018, the Bank met the capital requirements of a “well capitalized” institution under applicable OCC regulations.

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

Qualified Thrift Lender Test

Savings institutions must meet a QTL test, which may be met either by maintaining, on average, at least 65% of its portfolio assets in qualified thrift investments in at least nine of the most recent twelve month period, or meeting the definition of a “domestic building and loan association” as defined in the Code. “Portfolio Assets” generally means total assets of a savings institution, less the sum of (i) specified liquid assets up to 20% of total assets; (ii) goodwill and other intangible assets; and (iii) the value of property used in the conduct of the savings institution’s business. Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage‑related securities. Institutions that fail to meet the QTL test are subject to OCC enforcement action for a violation of law. As of December 31, 2018, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan institution.

Affiliate Transactions

Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings institutions by Section 11 of the HOLA. A savings institution affiliate includes any company or entity which controls the savings institution or that is controlled by a company that controls the savings institution. For example, the holding company of a savings institution and any companies which are controlled by such holding company, are affiliates of the savings institution. Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, as well as contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions,” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings institution as those provided to a nonaffiliate. “Covered transaction” include the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings institution to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of HOLA prohibits a savings institution from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies or (ii) purchasing or investing in any stocks, bonds, debentures, notes, or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

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

Capital Distribution Limitations

OCC regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

The OCC regulations require a savings institution to file an application for approval of a capital distribution if:

•	the institution is not eligible for expedited treatment of its filings with the OCC;
•

the total amount of all of capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds net income for that year to date plus retained net income for the preceding two years;

•	the institution would not be at least adequately capitalized, as determined under the capital requirements described above under “Prompt Corrective Action,” following the distribution; or
•	the proposed capital distribution would violate any applicable statute, regulation, or regulatory agreement or condition.

In addition, a savings institution must give the OCC notice of a capital distribution if the savings institution is not required to file an application, but:

•	would not be well capitalized, as determined under the capital requirements described above under “Prompt Corrective Action,” following the distribution;
•

the proposed capital distribution would reduce the amount of or retire any part of the savings institution’s common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital, other than regular payments required under a debt instrument; or

•

the savings institution is a subsidiary of a savings and loan holding company, is filing a notice of the distribution with the FRB and is not otherwise required to file an application or notice regarding the proposed distribution with the OCC, in which case an information copy of the notice filed by the holding company with the FRB needs to be simultaneously provided to the OCC.

Further, any savings institution subsidiary of a savings and loan holding company, such as the Bank, also must file a notice with the FRB of any proposed dividend or distribution.

The application or notice, as applicable, must be filed with the regulators at least 30 days before the proposed declaration of dividend or approval of the proposed capital distribution by its board of directors.

The OCC or FRB may prohibit a proposed dividend or capital distribution that would otherwise be permitted if it determines that:

•

following the distribution, the savings institution will be undercapitalized, significantly undercapitalized, or critically undercapitalized, as determined under the capital requirements described above under “Prompt Corrective Action;”

•	the proposed distribution raises safety or soundness concerns; or
•	the proposed capital distribution would violate any applicable statute, regulation, or regulatory agreement or condition.

In addition, as noted above, beginning in 2016, if the Bank does not have the required capital conservation buffer under the amended capital rules, its ability to pay dividends to the Company may be limited.  See “Regulation of the Bank - Prompt Corrective Action” above for additional information on the capital conservation buffer.

Branching

Under OCC branching regulations, the Bank is generally authorized to open branches in any state of the U.S. (i) if the Bank qualifies as a “domestic building and loan association” under the Code, which qualification requirements are similar to those for a QTL under HOLA or (ii) if the law of the state in which the branch is located, or is to be located, would permit establishment of the branch if the savings institution were a state savings institution chartered by such state. The OCC authority preempts any state law purporting to regulate branching by federal savings banks.

Community Reinvestment Act (“CRA”) and the Fair Lending Laws

Federal savings banks have a responsibility under the CRA and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibits lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OCC, other federal regulatory agencies, as well as the Department of Justice, taking enforcement actions. We received a satisfactory rating from our most recent examination.

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

Under the capital plan of the FHLB, as of December 31, 2018, the Bank was required to own at least $3.7 million of the capital stock of the FHLB. As of such date, we were in compliance with the capital plan requirements.

Federal Reserve System

The FRB requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and nonpersonal time deposits. For transaction accounts, the first $15.5 million is exempt from reserve requirements. A 3% reserve ratio is assessed on transaction accounts over $15.5 million up to and including $115.1 million. A 10% reserve ratio is assessed on transaction accounts in excess of $115.1 million. At December 31, 2018, we were in compliance with the reserve requirements.

Effective January 1, 2019, the $15.5 million exemption will increase to $16.3 million. The 3% reserve ratio will be assessed on transactions over $16.3 million up to $124.2 million. Any transactions that exceed $124.2 million will be assessed $3.2 million plus 10% of the amount over $124.2 million. Nonpersonal time deposits will have a 0% reserve.

Activities of Subsidiaries

A federal savings bank seeking to establish a new subsidiary, acquire control of an existing company, or conduct a new activity through an existing subsidiary must provide 30 days prior notice to the OCC and conduct any activities of the subsidiary in compliance with regulations and orders of the OCC. The OCC has the power to require a savings institution to divest any subsidiary or terminate any activity conducted by a subsidiary that the OCC determines to pose a serious threat to the financial safety, soundness, or stability of the savings institution or to be otherwise inconsistent with sound banking practices.

Tying Arrangements

Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

U.S. Patriot Act (“Patriot Act”)

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

•

HMDA, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

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

We have deposit and loan customers that are licensed by the state of Maryland to do business in the medical-use cannabis industry as growers, processors, and dispensaries. While medical-use cannabis is legal in the state of Maryland, it remains classified as a Schedule I controlled substance under the Federal Controlled Substances Act (“CSA”). As such, the cultivation, use, distribution and possession of marijuana is a violation of federal law that is punishable by imprisonment and fines. Moreover, the U.S. Supreme Court ruled in USA v. Oakland Cannabis Buyers’ Coop. that the federal government has the authority to regulate and criminalize cannabis, including medical marijuana.

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

The U.S. Congress previously enacted an omnibus spending bill that includes a provision prohibiting the DOJ and the U.S. Drug Enforcement Administration from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision, however, expires September 30, 2019. Further, the U.S. Court of Appeals for the Ninth Circuit held in USA v. McIntosh that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. There is no guarantee that the U.S. Congress will extend this provision or that U.S. Federal courts located outside the Ninth Circuit will follow the ruling in USA v. MacIntosh.

Federal prosecutors have significant discretion and there can be no assurance that the federal prosecutor for the District of Maryland will not choose to strictly enforce the federal laws governing cannabis, including medical-use cannabis, or that the federal courts in Maryland will follow the Ninth Circuit’s ruling in USA v. MacIntosh. Any change in the federal government’s enforcement position, could cause us to immediately cease providing banking services to the medical-use cannabis industry in Maryland.

Additionally, as the possession and use of cannabis remains illegal under the CSA, we may be deemed to be aiding and abetting illegal activities through the services that we provide to these customers and could have legal action taken against us by the Federal government, including imprisonment and fines. Any change in position or potential action taken against us could result in significant financial damage to us and our stockholders.

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

During 2018, we experienced a slight rise in the interest rate environment.  However, we believe that in the current market environment, we have adequate policies and procedures for maintaining a conservative interest rate sensitive position.  There is no assurance that this condition will continue. A sharp movement up or down in deposit rates, loan rates, investment fund rates, and other interest-sensitive instruments on our balance sheet could have a significant, adverse impact on our net interest income and operating results.

Reforms to and uncertainty regarding LIBOR may adversely affect our business.

In 2017, a committee of private-market derivative participants and their regulators convened by the Federal Reserve, the ARRC, was created to identify an alternative reference interest rate to replace LIBOR. The ARRC announced SOFR, a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. The Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Subsequently, the FRB announced final plans for the production of SOFR, which resulted in the commencement of its published rates by the Federal Reserve Bank of New York on April 2, 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. The uncertainty as to the nature and effect of such reforms and actions and the political discontinuance of LIBOR may adversely affect the value of and return on our financial assets and liabilities that are based on or are linked to LIBOR, our results of operations or financial condition. In addition, these reforms may also require extensive changes to the contracts that govern these LIBOR based products, as well as our systems and processes.

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

As of December 31, 2018, approximately 95% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. If real estate prices decline, the value of real estate collateral securing our loans will be reduced.  Our ability to recover loans in default through the process of foreclosure and subsequent sale of the real estate collateral would then be diminished and we would be more likely to incur financial losses on such loans.

In addition, approximately 52% of the book value of our loans consisted of ADC and commercial real estate loans, which present additional risks described in “Item 1. Business – “Lending Activities” of this Annual Report on Form 10‑K.

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

At December 31, 2018 and December 31, 2017, our nonaccrual loans equaled $4.7 million and $5.7 million, respectively. For the years ended December 31, 2018 and December 31, 2017, we recognized $289,000 and $(264,000) in net loan recoveries (charge-offs), respectively. At December 31, 2018, the total allowance for loan losses (“Allowance”) was $8.0  million, which was 1.18% of total loans, compared with $8.1 million, which was 1.21% of total loans, as of December 31, 2017.

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

The Dodd-Frank Act, among other things, has changed and will continue to change the bank regulatory framework. The legislation has resulted in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. An independent Consumer Financial Protection Bureau has assumed the consumer protection responsibilities of the various federal banking agencies and has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. Banks and savings institutions with $10.0 billion or less in assets will continue to be examined by their applicable bank regulators. The legislation also gives state attorneys general the ability to enforce applicable federal consumer protection laws. The Dodd-Frank Act also required the federal banking agencies to promulgate rules requiring mortgage lenders to retain a portion of the credit risk related to securitized loans. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. These measures are likely to increase our costs of doing business and increase our costs related to regulatory compliance, and may have a significant adverse effect on our lending activities, financial performance and operating flexibility.

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

We are subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

Effective January 1, 2015, the OCC implemented a new rule that substantially amended the regulatory risk-based capital rules applicable to the Bank. The rule implemented the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. On May 24, 2018, the Regulatory Relief Act was enacted which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. See details of the capital rules under “Supervision and Regulation” in Item 1 above.

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

Among other sources of funds, we rely on brokered deposits to provide funds with which to make loans and provide for other liquidity needs. On December 31, 2018, brokered deposits totaled $10.2 million, or approximately 1.3% of total deposits. We utilize a variety of sources for brokered deposits.

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

We face strong competition from savings and loan institutions, banks, and other financial institutions that have branch offices or otherwise operate in our market area, as well as many other companies now offering a range of financial services. Many of these competitors have substantially greater financial resources and larger branch systems than us. In addition, many of our competitors have higher legal lending limits than us. Particularly intense competition exists for sources of funds including savings and retail time deposits, as well as for loans and other services we offer. In addition, over the last several years, the banking industry has undergone substantial consolidation and this trend is expected to continue. Significant ongoing consolidation in the banking industry may result in one or more large competitors emerging in our primary target market. The financial resources, human capital, and expertise of one or more large institutions could threaten our ability to maintain our competitiveness.

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

Our brand and its attributes are key assets of our business. The ability to attract and retain customers to our products and services is highly dependent upon the external perceptions of us and the industry in which we operate. Our business may be affected by actions taken by competitors, customers, third-party providers, employees, regulators, suppliers, or others that impact the perception of the brand, such as creditor practices that may be viewed as “predatory,” customer service quality issues, and employee relations issues. Adverse developments with respect to our industry may also, by association, impair our reputation, or result in greater regulatory or legislative scrutiny.

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

While we have not incurred any losses related to cyber-attacks, nor are we aware of any specific or threatened cyber-incidents as of the date of this report, we may incur substantial costs and suffer other negative consequences if we fall victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused, increased cybersecurity protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants, lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack, litigation, and reputational damage adversely affecting customer or investor confidence.

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

Our business is highly reliant on third-party vendors and our ability to manage the operational risks associated with outsourcing those services.

We rely on third parties to provide services that are integral to our operations. These vendors provide services that support our operations, including storage and processing of sensitive consumer date. A cyber-security breach of a vendor’s system may result in theft of our data or disruption of business processes. A material breach of customer data at a service provider’s site may negatively impact our business reputation and cause a loss of customer business, result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions, and may result in litigation. In most cases, we remain primarily liable to our customers for losses arising from a breach of a vendor’s data security system. We rely on our outsourced service providers to implement and maintain prudent cyber-security controls. We have procedures in place to assess a vendor’s cyber-security controls prior to establishing a contractual relationship and to periodically review assessments of those control systems; however, these procedures are not infallible and a vendor’s system can be breached despite the procedures we employ.

If our third-party providers experience financial, operational, or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services and we cannot ensure that we would be able to negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems, without the need to expend substantial resources, if at all.

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

We are highly dependent upon the continued services and experience of our senior management team, including Alan J. Hyatt, our Chairman, President, and CEO. We depend on the services of Mr. Hyatt and the other members of our senior management team to, among other things, continue the development and implementation of our strategies, and maintain and develop our customer relationships. We do not have employment agreements with members of our senior management. If we are unable to retain Mr. Hyatt and other members of our senior management team, our business could be materially and adversely affected.

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

Pursuant to Section 404 of Sarbanes-Oxley, referred to as Section 404, we are required to include in our Annual Reports on Form 10‑K our management’s report on internal control over financial reporting. We are currently required to include an opinion of our independent registered public accounting firm as to our internal controls and, therefore, stockholders have the benefit of such an independent review of our internal controls. Compliance with the requirements of Section 404 is expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or, our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to maintain an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosures required under the Securities Exchange Act of 1934, which could adversely affect our business and stock price.

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

Bank regulations govern and limit the payment of dividends and capital distributions to stockholders and purchases or redemption by the Company of its stock. Although we paid dividends in 2018 and have declared a quarterly dividend payment for the first quarter of 2019, this dividend policy will continue to be reviewed in light of future earnings, bank regulations, and other considerations. No assurance can be given, therefore, that cash dividends on our common stock will be paid in the future.

Our 2035 Debentures contain restrictions on our ability to declare and pay dividends on or repurchase our common stock.

Under the terms of our Junior Subordinated Debt Securities due 2035, referred to as the 2035 Debentures, if (i) there has occurred and is continuing an event of default; (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have given notice of our election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then we may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of our capital stock, including our common stock. As of December 31, 2018, we were current on all interest due on the 2035 Debentures.

An investment in our securities is not insured against loss.

Investments in our common stock are not deposits insured against loss by the FDIC or any other entity. As a result, an investor may lose some or all of his, her, or its investment.

“Anti-takeover” provisions will make it more difficult for a third-party to acquire control of us, even if the change in control would be beneficial to our equity holders.

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

The Company has six retail branch locations in Anne Arundel County, Maryland (shown below), a mortgage loan office in Frederick, Maryland, and also leases office space in Annapolis, Maryland from a third party. The leases are for various terms, with the longest ending in 2035.

Headquarters Branch (1)	Full Service Branch
200 Westgate Circle
Annapolis, Maryland 21401

Annapolis Branch (1)	Full Service Branch with drive-thru
1917 West Street
Annapolis, Maryland 21401

Edgewater Branch (2)	Full Service Branch with drive-thru
3083 Solomon's Island Road
Edgewater, Maryland 21037

Glen Burnie Branch (1)	Full Service Branch with drive-thru
413 Crain Highway, S.E.
Glen Burnie, Maryland 21061

Lothian Branch (2)	Full Service Branch with drive-thru
5401 Southern Maryland Boulevard
Lothian, Maryland 20711

Severna Park Branch (2)	Full Service Branch with drive-thru
598 Benfield Road
Severna Park, Maryland 21146

Frederick Mortgage Office (2)	Mortgage loan office
5291 Corporate Drive Ste. 202
Frederick, Maryland 21703

(1) Branch is owned by Company
(2) Branch/Office is leased by Company

ITEM 3  LEGAL PROCEEDINGS

At December 31, 2018, we were party to legal actions that are routine and incidental to our business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on our results of operations or financial position.

ITEM 4  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the NASDAQ Capital Market under the symbol “SVBI.”  As of March 8, 2019, there were 173 stockholders of record of the Company’s common stock.

Equity Compensation Plan

The following table sets forth the securities authorized for issuance under the Company’s equity based compensation plans:

	Number of		Number of
	securities to be		securities
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding	outstanding	under equity
	options, warrants,	options, warrants,	compensation
Plan Category	and rights	and rights	plans
Equity compensation plan approved by security holders	349,023	$6.32	—
Equity compensation plans not approved by security holders	—	—	—
Total	349,023	$6.32	—

The plan under which options are granted expired in March 2018 and no new plan had been approved as of December 31, 2018.

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

Previously, our ability to declare a dividend on our common stock was also limited by the terms of our Series A preferred stock. We could not declare or pay any dividend on, make any distributions relating to, or redeem, purchase, acquire, or make a liquidation payment relating to, or make any guarantee payment with respect to our common stock in any quarter until the dividend on the Series A preferred stock had been declared and paid for such quarter, subject to certain minor exceptions. Dividends on the Series A preferred stock have been declared and paid quarterly throughout 2017 and the first quarter of 2018 in the amount of $70,000 each quarter. On March 13, 2018, the Company notified holders of its Series A preferred stock that the Company would exercise its option to convert all 437,500 outstanding shares of Series A preferred stock for 437,500 shares of common stock. The Company converted the Series A preferred stock on April 2, 2018 (“the Conversion Date”). As of the Conversion Date, the Series A preferred stock was no longer deemed outstanding and all rights with respect to such stock ceased and terminated.

Additionally, under the terms of  the Company’s 2035 Debentures, if (i) there has occurred and is continuing an event of default; (ii)  the Company is in default with respect to payment of any obligations under the related guarantee; or (iii)  the Company has given notice of its election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then the Company may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to any of its capital stock, including common stock. As of December 31, 2018, the Company was current on all interest due on the 2035 Debentures.

As of December 31, 2017, we held a warrant for 556,976 shares of our common stock that was issued to the U.S. Department of Treasury under the TARP program. On December 20, 2017, we repurchased the warrant for $520,000.

Any dividend amount is established by the board of directors each quarter.  In making its decision on dividends, the Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.  Shareholders received quarterly cash common stock dividends totaling $1.5 million in 2018.  There were no dividends declared or paid in 2017, 2016, 2015, or 2014.  Dividends were reinstated in 2018 due to the Company’s improved operating results.  However, there is no guarantee that dividends will be paid any time in the future.

The Company did not repurchase any shares of common stock during the fourth quarter of 2018.

ITEM 6  SELECTED FINANCIAL DATA

The following summary financial information as of and for the years ended December 31, 2018 and 2017  is derived from our audited consolidated financial statements included in this Annual Report on Form 10‑K. The financial information for previous years is derived from our audited consolidated financial statements included in previously filed Annual Reports on Form 10‑K. The information is a summary and should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

	2018	2017	2016	2015	2014
Consolidated Statement of Operations Data:	(dollars in thousands, except per share data)
Net interest income	$29,057	$24,594	$22,189	$22,161	$23,182
(Reversal of) provision for loan losses	(300)	(650)	(350)	(280)	831
Noninterest income	8,780	5,238	7,071	6,110	4,325
Noninterest expense	26,591	22,642	24,084	23,926	23,736
Income tax expense (benefit)	2,977	5,022	(10,014)	90	31
Net income	8,569	2,818	15,540	4,535	2,909

Consolidated Statement of Financial Condition Data:
Total assets	$974,233	$804,787	$787,485	$762,079	$776,328
Loans receivable, net of Allowance	674,305	660,096	601,309	589,656	633,882
Deposits	779,506	602,228	571,946	523,771	543,814
Long-term borrowings	73,500	88,500	103,500	115,000	115,000
Subordinated debentures	20,619	20,619	20,619	24,119	24,119
Stockholders' equity	98,453	91,100	87,930	86,456	83,810

Average Balances:
Total assets	$828,636	$792,370	$771,607	$775,081	$785,606
Loans receivable	675,418	617,838	604,356	624,087	622,935
Deposits	619,354	586,355	530,909	543,944	555,195
Stockholders' equity	95,211	87,842	93,554	84,156	81,832

Per Share Data:
Number of shares of common stock outstanding at year end	12,759,576	12,233,424	12,123,179	10,088,879	10,067,379
Net income per common share:
Basic	$0.68	$0.21	$1.16	$0.21	$0.06
Diluted	0.67	0.21	1.15	0.21	0.06
Dividends declared per common share	0.12	—	—	—	—

Performance and Capital Ratios:
Return on average assets	1.03%	0.36%	2.01%	0.59%	0.37
Return on average equity	9.00%	3.21%	16.61%	5.39%	3.55
Net interest margin	3.66%	3.32%	3.13%	3.09%	3.26
Average equity to average assets	11.49%	11.09%	12.12%	10.86%	10.42
Tier 1 leverage ratio (1)	13.5%	13.5%	12.9%	14.8%	13.8
Common equity Tier 1 capital ratio (1)	17.4%	16.5%	16.5%	19.6%	NA
Tier 1 capital ratio (1)	17.4%	16.5%	16.5%	19.6%	19.4
Total capital ratio (1)	18.7%	17.7%	17.8%	20.8%	20.6
Dividend payout ratio	17.6%	—	—	—	—

Asset Quality Ratios:
Nonperforming assets to total assets	0.64%	0.76%	1.37%	1.41%	1.91
Allowance to:
Total loans	1.18%	1.21%	1.47%	1.46%	1.47
Nonperforming loans	172.77%	141.07%	91.04%	97.59%	73.45
Net recoveries (charge-offs) to average total loans, net of unearned income	0.04%	(0.04)%	0.09%	(0.06)%	(0.50)
(1) Bank only

ITEM 7  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

The Company is a savings and loan holding company chartered as a corporation in the state of Maryland in 1990. It conducts business primarily through four subsidiaries, the Bank, SBI, the Title Company, and Hyatt Commercial. Hyatt Commercial conducts business as a commercial real estate brokerage and property management company. SBI holds mortgages that do not meet the underwriting criteria of the Bank and is the parent company of Crownsville, which does business as Annapolis Equity Group and acquires real estate for syndication and investment purposes. The Title Company engages in title work related to real estate transactions. The Bank has six branches in Anne Arundel County, Maryland, which offer a full range of deposit products and originate mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware, and Virginia.

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

In 2018, the Mid-Atlantic region in which we operate continued to experience continued improved regional economic performance. The national economy improved as well throughout the year. Consumer confidence has been bolstered by certain positive economic trends such as lower unemployment and increased housing metrics. These positive trends have been tempered by international economic concerns together with concerns over a lack of wage growth and the rise in interest rates. These factors can act to constrain economic activity on the part of both large and small businesses. Despite this challenging business environment, we have experienced healthy loan growth while maintaining strong levels of liquidity, capital, and credit quality.

We have experienced an improved level of profitability in our operations in 2018, primarily due to a higher interest rate environment, increased loan production, the payoff of high-costing FHLB advances, a reversal of the provision for loan losses, and increased noninterest income. Our net income before income taxes amounted to $11.5 million in 2018, compared to $7.8 million in 2017. The interest rate spread between our cost of funds and what we earn on loans has increased from 2017 levels due primarily to the higher interest rate environment, higher earning asset balances, and the payoff of the higher-costing FHLB advances. During 2017, we recorded higher income tax provision due to the enactment of the Tax Act in December 2017, which significantly reduced corporate tax rates for 2018. The effect of the revised corporate tax rates was a reduction of $1.9 million in our net deferred tax asset (which had to be valued at the new corporate tax rate) at December 31, 2017, which was recorded through the income tax provision. Our effective tax rate decreased from 64.1% in 2017 to 25.8% in 2018 due to the lower tax rates in 2018.

The Company expects to experience similar stable market conditions during 2019. If interest rates increase, demand for borrowing may decrease and our interest rate spread could decrease. We will continue to manage loan and deposit pricing against the risks of rising costs of our deposits and borrowings. Interest rates are outside of our control, so we must attempt to balance the pricing and duration of the loan portfolio against the risks of rising costs of our deposits and borrowings.

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

Critical Accounting Policies

Our accounting and financial reporting policies conform to accounting principles generally accepted in the U.S. (“GAAP”) and general practice within the banking industry. Accordingly, preparation of the financial statements requires management to exercise significant judgment or discretion or make significant assumptions and estimates based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The accounting policies we view as critical are those relating to the Allowance, the valuation of securities, the valuation of real estate acquired through foreclosure, and the valuation of deferred tax assets and liabilities. Significant accounting policies are discussed in detail in “Notes to Consolidated Financial Statements - Note 1 - Summary of Significant Account Policies” in this Annual Report on Form 10-K.

Results of Operations

Net Income

Net income increased by $5.8 million, or 204.1%, to $8.6 million for 2018, compared to $2.8 million for 2017. Basic and diluted income per share increased to $0.68 and $0.67, respectively, for 2018, compared to $0.21 and $0.21, respectively, for 2017. We recognized an increase in net interest income and noninterest income compared to 2017. Noninterest expenses increased in 2018 compared to 2017 and we recorded less of a reversal of the provision for loan losses in 2018 compared to 2017. Additionally, in 2017 we recognized $1.9 million in tax expense associated with the revaluation of our net deferred tax asset brought about by the reduced corporate tax rates in the Tax Act.

Net Interest Income

Net interest income, which is interest earned net of interest expense, increased by $4.5 million, or 18.1%, to $29.1 million for 2018, compared to $24.6 million for 2017. The increase in net interest income was primarily due to increases in both the average yield on and average balance of interest-earning assets, as well as the decrease in the average balance of our interest-bearing liabilities. Our net interest margin increased from 3.32% in 2017 to 3.66% in 2018 and our net interest spread increased from 3.12% in 2017 to 3.29% in 2018.

Interest Income

Interest income increased by $5.4 million, or 16.9%, to $37.7 million for 2018, compared to $32.2 million for 2017. Average interest-earning assets increased from $741.1 million in 2017 to $793.8 million in 2018. Average loans outstanding increased by $57.6 million in 2018 compared to 2017 due to increased originations, primarily in the commercial real estate and construction segments. Average held-to-maturity (“HTM”) securities decreased by $11.6 million in 2018 compared to 2017 due to maturities of securities and repayments from MBS. The proceeds from the maturities and repayments were used to fund the purchase of available-for-sale (“AFS”) securities and, along with other available funds, the origination of loans, which contributed to the increase in average other interest-earning assets.  The yield on average assets increased from 4.35% for 2017 to 4.74% in 2018 primarily as a result of rising interest rates.

Interest Expense

Interest expense increased by $973,000, or 12.8%, to $8.6 million for 2018, compared to $7.6 million for 2017. The increase was primarily due to the increased average rate paid on our deposit accounts due to an increased interest rate environment. The increase in interest expense related to deposit accounts was slightly offset by a decrease in interest expense related to borrowings.  Average borrowings decreased $3.8 million in 2018 compared to 2017 and the average rate paid on borrowings decreased from 3.11% for 2017 to 2.61% for 2018. We paid off $75.0 million in long-term, high-costing FHLB advances in 2017, some of which was replaced with lower-costing FHLB advances in 2018.

The following table sets forth, for the years indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	2018			2017			2016
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1)	Interest (2)	Rate	Balance (1)	Interest (2)	Rate
ASSETS	(dollars in thousands)
Loans	$675,418	$34,643	5.13%	$617,838	$30,142	4.88%	$604,356	$28,827	4.77%
Loans held for sale ("LHFS")	5,598	234	4.18%	3,550	152	4.28%	9,496	435	4.58%
AFS securities	11,795	208	1.76%	5,164	92	1.78%	—	—	—
HTM securities	49,867	988	1.98%	61,514	1,141	1.85%	74,186	1,149	1.55%
Other interest-earning assets (3)	46,470	1,338	2.88%	48,276	472	0.98%	15,394	72	0.47%
Restricted stock investments, at cost	4,612	249	5.40%	4,750	225	4.74%	5,817	267	4.59%
Total interest-earning assets	793,760	37,660	4.74%	741,092	32,224	4.35%	709,249	30,750	4.34%
Allowance	(8,179)			(8,589)			(8,822)
Cash and other noninterest-earning assets	43,055			59,867			71,180
Total assets	$828,636	37,660		$792,370	32,224		$771,607	30,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Checking and savings	$255,665	1,794	0.70%	$286,738	713	0.25%	$268,591	676	0.25%
Certificates of deposit	224,222	3,894	1.74%	215,924	3,324	1.54%	221,523	3,357	1.52%
Total interest-bearing deposits	479,887	5,688	1.19%	502,662	4,037	0.80%	490,114	4,033	0.82%
Borrowings	111,788	2,915	2.61%	115,574	3,593	3.11%	140,932	4,528	3.21%
Total interest-bearing liabilities	591,675	8,603	1.45%	618,236	7,630	1.23%	631,046	8,561	1.36%
Noninterest-bearing deposit accounts	139,467			83,693			40,795
Other noninterest-bearing liabilities	2,283			2,599			6,212
Stockholders' equity	95,211			87,842			93,554
Total liabilities and stockholders' equity	$828,636	8,603		$792,370	7,630		$771,607	8,561
Net interest income/net interest spread		$29,057	3.29%		$24,594	3.12%		$22,189	2.98%
Net interest margin			3.66%			3.32%			3.13%

(1)	Nonaccrual loans are included in average loans.
(2)	There are no tax equivalency adjustments.
(3)	Other interest-earning assets include interest-earning deposits, federal funds sold, and certificates of deposit held for investment.

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

	2018 vs. 2017			2017 vs. 2016
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
Interest earned on:	(dollars in thousands)
Loans	$1,599	$2,902	$4,501	$664	$651	$1,315
LHFS	(4)	86	82	(27)	(256)	(283)
AFS securities	(1)	117	116	—	92	92
HTM Securities	74	(227)	(153)	206	(214)	(8)
Other interest-earning assets	884	(18)	866	136	264	400
Restricted stock investments, at cost	31	(7)	24	8	(50)	(42)
Total interest income	2,583	2,853	5,436	987	487	1,474

Interest paid on:
Interest-bearing deposits:
Checking and savings	1,152	(71)	1,081	(8)	45	37
Certificates of deposit	438	132	570	53	(86)	(33)
Total interest-bearing deposits	1,590	61	1,651	45	(41)	4
Borrowings	(563)	(115)	(678)	(143)	(792)	(935)
Total interest expense	1,027	(54)	973	(98)	(833)	(931)
Net interest income	$1,556	$2,907	$4,463	$1,085	$1,320	$2,405

Provision for Loan Losses

Our loan portfolio is subject to varying degrees of credit risk and an Allowance is maintained to absorb losses inherent in our loan portfolio. Credit risk includes, but is not limited to, the potential for borrower default and the failure of collateral to be worth what we determined it was worth at the time of the origination of the loan. We monitor loan delinquencies at least monthly. All loans that are delinquent and all loans within the various categories of our portfolio as a group are evaluated. Management, with the advice and recommendation of the Company’s Board of Directors, estimates an Allowance to be set aside for loan losses. Included in determining the calculation are such factors as historical losses for each loan portfolio, current market value of the loan’s underlying collateral, inherent risk contained within the portfolio after considering the state of the general economy, economic trends, consideration of particular risks inherent in different kinds of lending, and consideration of known information that may affect loan collectability. As a result of our Allowance analysis, for the years ended December 31, 2018 and 2017, we determined that provision reversals of $300,000 and $650,000, respectively, were appropriate.

See additional information about the provision for loan losses under “Credit Risk Management and the Allowance” later in this Item.

Noninterest Income

Total noninterest income increased by $3.5 million, or 67.6%, to $8.8 million for 2018 compared to $5.2 million for 2017, primarily due to increased mortgage-banking revenue, increased real estate commissions, increased deposit service charges and increased Title Company revenue. Mortgage-banking revenue increased $1.1 million, or 69.9%, to $2.6 million for 2018 compared to $1.5 million for 2017. This increase was the result of an increase in mortgage-banking activity in 2018. During 2018 we successfully made the transition away from our old E-Home Finance purchased lead model toward internally generated leads.

Real estate commissions by Hyatt Commercial increased by $349,000, or 25.7%, to $1.7 million for 2018 compared to $1.4 million for 2017. The increase was due to an increase in commercial sales activity in 2018.

Deposit service charges increased $1.0 million, or 188.5%, to $1.6 million in 2018, compared to $538,000 in 2017 due primarily to on-boarding fees charged to medical-use cannabis customers.

We recognized $1.0 million in Title company revenue in 2018 compared to $219,000 in 2017. We acquired the Title Company on September 1, 2017 and therefore had the benefit of only four months of Title Company Revenue in 2017.

Other noninterest income includes a write off of $100,000 in restricted stock investments in 2018, which partially offset the increase in noninterest income.

Noninterest Expense

Total noninterest expense increased $3.9 million, or 17.4%, to $26.6 million for 2018, compared to $22.6 million for 2017, primarily due to increases in compensation and related expenses, occupancy costs, advertising costs, and data processing costs. Compensation and related expenses increased by $3.1 million, or 20.9%, to $17.8 million for 2018, compared to $14.7 million for 2017. This increase was primarily due to annual salary increases, increased commissions, and bonuses. Net occupancy costs increased by $197,000, or 14.5%, to $1.6 million for 2018 compared to $1.4 million for 2017, primarily due to additional properties. We opened our Lothian branch and our Frederick mortgage office in 2018.  Advertising costs increased by $233,000, or 29.6%, to $1.0 million in 2018 compared to $788,000 in 2017, primarily due to marketing campaigns conducted in 2018. Additionally, in 2018, we brought certain marketing services in-house that had previously been outsourced. Data processing costs increased $191,000, or 21.1%, to $1.1 million for 2018, compared to $907,000 for 2017.

Income Tax Provision

We recognized a $3.0 million provision for income taxes on net income before income taxes of $11.5 million for an effective tax rate of 25.8% during 2018 compared to a provision for income taxes of $5.0 million on net income before taxes of $7.8 million in 2017. The high effective tax rate of 64.1% in 2017 was due to the revaluation of our net deferred tax asset at the revised tax rates established in the Tax Act.

Financial Condition

Total assets increased $169.4 million, or 21.1%, to $974.2 million at December 31, 2018 compared to $804.8 million at December 31, 2017. Cash and cash equivalents increased by $166.5 million, or 761.8%, to $188.3 million at December 31, 2018 compared to $21.9 million at December 31, 2017 due to the success of our marketing campaigns to increase deposit accounts. LHFS increased $5.2 million, or 113.8%, to $9.7 million at December 31, 2018 compared to $4.5 million at December 31, 2017. This increase was due to an increased volume of originations from $60.8 million in 2017 to $100.8 million in 2018. Loans increased $14.2 million, or 2.1%, to $682.3 million at December 31, 2018 compared to $668.2 million at December 31, 2017 due to increased origination activity in 2018. Real estate acquired through foreclosure increased $1.1 million, or 281.4%, to $1.5 million at December 31, 2018 compared to $403,000 at December 31, 2017. This increase was due to the addition of two properties. Total deposits increased $177.3 million, or 29.4%, to $779.5 million at December 31, 2018 compared to $602.2 million at December 31, 2017 due to successful marketing campaigns to bring in deposits. We utilized some of the liquidity that came from increased deposits to pay off some of our higher-costing long-term FHLB advances. Long-term borrowings decreased by $15.0 million, or 16.9%, to $73.5 million at December 31, 2018 compared to $88.5 million at December 31, 2017.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals. We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios. We held $12.0 million and $10.1 million in securities classified as AFS as of December 31, 2018 and 2017, respectively. We held $38.9 million and $54.3 million in securities classified as HTM as of December 31, 2018 and December 31, 2017, respectively.

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries impact the securities market. Quarterly, we review each security in our AFS portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as other-than-temporary impairment (“OTTI”). Such evaluations resulted in the determination that no OTTI charges were required during 2018.

All of the AFS and HTM securities that were impaired as of December 31, 2018 were so due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads compared to the time they were purchased. We have the intent to hold these securities to maturity and it is more likely than not that we will not be required to sell the securities before recovery of value. As such, management considers the impairments to be temporary.

Our securities portfolio composition is as follows at December 31:

	AFS		HTM
	2018	2017	2018	2017	2016
	(dollars in thousands)
U.S. Treasury securities	$1,981	$—	$1,991	$4,994	$12,998
U.S. government agency notes	9,997	10,119	11,992	19,004	20,027
Mortgage-backed securities	—	—	24,929	30,305	29,732
	$11,978	$10,119	$38,912	$54,303	$62,757

The amortized cost, estimated fair values, and weighted average yields of debt securities at December 31, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

					Weighted
	Amortized	Unrealized		Estimated	Average
	Cost	Gains	Losses	Fair Value	Yield
AFS Securities:	(dollars in thousands)
U.S. Treasury securities:
Due within one year	$1,992	$—	$11	$1,981	1.44%
U.S. government agency notes:
Due within one year	5,010	—	30	4,980	2.19%
Due one to five years	5,076	—	59	5,017	2.94%
	$12,078	$—	$100	$11,978	2.38%
HTM Securities:
U.S. Treasury securities:
Due within one year	$1,003	$3	$—	$1,006	3.38%
Due one to five years	988	14	—	1,002	2.63%
US government agency notes:
Due within one year	6,996	—	37	6,959	1.51%
Due one to five years	4,996	45	55	4,986	2.20%
Mortgage-backed securities:
Due one to five years	2,121	—	61	2,060	2.16%
Due five to ten years	8,504	—	178	8,326	2.74%
Due after ten years	14,304	6	437	13,873	2.85%
	$38,912	$68	$768	$38,212	2.47%

Weighted yields are based on amortized cost. Mortgage-backed securities are assigned to maturity categories based on their final maturity.

We did not hold any securities with an aggregate book value and market value in excess of 10% of stockholders’ equity.

LHFS

We originate residential mortgage loans for sale on the secondary market. At December 31, 2018 and 2017, such LHFS, which are carried at fair value, amounted to $9.7 million and $4.5 million, respectively, the majority of which are subject to purchase commitments from investors.

When we sell mortgage loans we make certain representations to the purchaser related to loan ownership, loan compliance and legality, and accurate documentation, among other things. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, we may be required to repurchase the loan or indemnify the purchaser for losses related to the loan, depending on the agreement with the purchaser. In addition other factors may cause us to be required to repurchase or "make-whole" a loan previously sold.

The most common reason for a loan repurchase is due to a documentation error or disagreement with an investor, or on rare occasions for fraud. Repurchase requests are negotiated with each investor at the time we are notified of the demand and an appropriate reserve is taken at that time. We did not repurchase any loans during 2018. Repurchases amounted to $469,000 during 2017. Our reserve for potential repurchase losses was $91,000 and $63,000 as of December 31, 2018 and 2017, respectively. We do not expect increases in repurchases or related losses to be a growing trend nor do we see it having a significant impact on our financial results.

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio net of unearned loan fees as of December 31:

	2018		2017		2016		2015		2014
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(dollars in thousands)
Residential Mortgage	$274,759	40.3%	$285,819	42.8%	$257,659	42.2%	$283,211	47.4%	$306,981	47.7%
Commercial	35,884	5.2%	37,356	5.6%	46,468	7.6%	29,484	4.9%	29,418	4.6%
Commercial real estate	242,693	35.6%	235,129	35.2%	195,710	32.1%	174,912	29.2%	198,539	30.9%
ADC	114,540	16.8%	93,060	13.9%	90,102	14.8%	85,054	14.2%	78,589	12.2%
Home equity/2nds	13,386	2.0%	15,703	2.3%	19,129	3.1%	24,529	4.1%	28,750	4.5%
Consumer	1,087	0.1%	1,084	0.2%	1,210	0.2%	1,224	0.2%	1,040	0.1%
	$682,349	100.0%	$668,151	100.0%	$610,278	100.0%	$598,414	100.0%	$643,317	100.0%

Loans increased by $14.2 million, or 2.1%, to $682.3 million at December 31, 2018 compared to $668.2 million at December 31, 2017. This increase was primarily due to increased commercial real estate and construction loan demand.

Approximately 56.0% of our loans had adjustable rates as of December 31, 2018. Our variable-rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, our interest earned on the variable-rate loans would improve, and if rates were to fall, the interest we earn on such loans would decline, thus impacting our interest income. Some variable-rate loans have rate floors and/or ceilings which may delay and/or limit changes in interest income in a period of changing rates. See our discussion in “Interest Rate Sensitivity” later in this Item for more information on interest rate fluctuations.

The following table sets forth the maturity distribution for our loan portfolio at December 31, 2018. Some of our loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of our future cash collections.

	Maturing
	In one year or less		After 1 through 5 years		After 5 years
	Fixed	Variable	Fixed	Variable	Fixed	Variable	Total
	(dollars in thousands)
Residential Mortgage	$616	$64	$22,873	$17,967	$86,846	$146,393	$274,759
Commercial	—	—	6,965	8,177	9,001	11,741	35,884
Commercial real estate	159	140	34,354	16,774	95,091	96,175	242,693
ADC	—	171	41,597	52,654	1,084	19,034	114,540
Home equity/2nds	543	12,843	—	—	—	—	13,386
Consumer	1,087	—	—	—	—	—	1,087
	$2,405	$13,218	$105,789	$95,572	$192,022	$273,343	$682,349
		$15,623		$201,361		$465,365

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

The following table summarizes the activity in our Allowance by portfolio segment as of and for the years ended December 31:

	2018	2017	2016	2015	2014
	(dollars in thousands)
Allowance, beginning of year	$8,055	$8,969	$8,758	$9,435	$11,739
Charge-offs:
Residential mortgage	(534)	(726)	(151)	(454)	(844)
Commercial	—	—	(17)	(154)	(2,734)
Commercial real estate	(38)	—	(178)	(80)	(92)
ADC	(34)	—	(72)	—	(63)
Home equity/2nds	—	(98)	(50)	(834)	(261)
Consumer	—	(2)	—	—	—
Total charge-offs	(606)	(826)	(468)	(1,522)	(3,994)
Recoveries:
Residential mortgage	228	375	324	629	306
Commercial	—	—	54	284	174
Commercial real estate	424	157	23	—	25
ADC	—	—	157	49	349
Home equity/2nds	243	30	421	163	—
Consumer	—	—	50	—	5
Total recoveries	895	562	1,029	1,125	859
Net recoveries (charge-offs)	289	(264)	561	(397)	(3,135)
(Reversal of) provision for loan losses	(300)	(650)	(350)	(280)	831
Allowance, end of year	$8,044	$8,055	$8,969	$8,758	$9,435
Loans:
Year-end balance	$682,349	$668,151	$610,278	$598,414	$643,317
Average balance during year	675,418	617,838	604,356	624,087	622,935
Allowance as a percentage of
year-end loan balance	1.18%	1.21%	1.47%	1.46%	1.47%
Percent of average loans:
(Reversal of) provision for loan losses	(0.04)%	(0.11)%	(0.06)%	(0.04)%	0.13%
Net recoveries (charge-offs)	0.04%	(0.04)%	0.09%	(0.06)%	(0.50)%

The following tables summarize our allocation of the Allowance by loan segment as of December 31:

	2018			2017			2016
			Percent			Percent			Percent
			of Loans			of Loans			of Loans
		Percent	to Total		Percent	to Total		Percent	to Total
	Amount	of Total	Loans	Amount	of Total	Loans	Amount	of Total	Loans
	(dollars in thousands)
Residential mortgage	$2,224	27.6%	40.3%	$3,099	38.5%	42.8%	$3,833	42.7%	42.2%
Commercial	2,736	34.0%	5.2%	527	6.5%	5.6%	478	5.3%	7.6%
Commercial real estate	457	5.7%	35.6%	2,805	34.8%	35.2%	2,535	28.3%	32.1%
ADC	2,239	27.8%	16.8%	1,236	15.4%	13.9%	1,390	15.5%	14.8%
Home equity/2nds	222	2.8%	2.0%	386	4.8%	2.3%	728	8.1%	3.1%
Consumer	1	—%	0.1%	2	—%	0.2%	5	0.1%	0.2%
Unallocated	165	2.1%	—%	—	—%	—%	—	—%	—%
Total	$8,044	100.0%	100.0%	$8,055	100.0%	100.0%	$8,969	100.0%	100.0%

	2015			2014
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
	Amount	of Total	Loans	Amount	of Total	Loans
	(dollars in thousands)
Residential mortgage	$4,188	47.8%	47.4%	$4,664	49.4%	47.7%
Commercial	291	3.3%	4.9%	292	3.1%	4.6%
Commercial real estate	2,792	31.9%	29.2%	2,504	26.6%	30.9%
ADC	956	10.9%	14.2%	1,008	10.7%	12.2%
Home equity/2nds	528	6.1%	4.1%	963	10.2%	4.5%
Consumer	3	—%	0.2%	4	—%	0.1%
Total	$8,758	100.0%	100.0%	$9,435	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the Allowance as a best estimate of inherent losses within the portfolio. The Allowance totaled $8.0 million at December 31, 2018 and $8.1 million at December 31, 2017. Any changes in the Allowance from period to period reflect management’s ongoing application of its methodologies to establish the Allowance, which, for the year ended December 31, 2018, resulted in increased allocated Allowances for the commercial and ADC loan segments. During the fourth quarter of 2018, the Bank changed its metholdology for estimating the adequacy of the Allowance.  The change in accounting estimate was due to the Bank identifying certain loss factors which allowed the us to anchor the qualitative loss factor adjustments back to our loss history. This change in estimate did not have any impact on the current period provision for loan losses, rather, it resulted in re-allocation of existing Allowances between loan classifications.

During 2018, as a result of our Allowance analysis, and overall improved asset quality, we released $300,000 from the Allowance, compared to a release of $650,000 during 2017. We recorded net recoveries of $289,000 during the year ended December 31, 2018 and net charge-offs of $264,000 during the year ended December 31, 2017. During 2018, net recoveries as compared to average loans outstanding amounted to 0.04% compared to net charge-offs as compared to average loans outstanding of 0.04% during 2017. The Allowance as a percentage of outstanding loans decreased from 1.21% as of December 31, 2017 to 1.18% as of December 31, 2018, reflecting the improvement in our overall asset quality.

Although management uses available information to establish the appropriate level of the Allowance, future additions or reductions to the Allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our Allowance may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our Allowance and related methodology. Such agencies may require us to recognize adjustments to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of  December 31, 2018 and is sufficient to address the credit losses inherent in the current loan portfolio.

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

NPAs, expressed as a percentage of total assets, totaled 0.6% at December 31, 2018 and 0.8% at December 31, 2017. The ratio of the Allowance to nonperforming loans was 172.8% at  December 31, 2018 and 141.1% at  December 31, 2017.

The increase in this ratio from December 31, 2017 to December 31, 2018 was a reflection of the decrease in nonperforming loans. The ratio of nonperforming loans to total loans was 0.7% at December 31, 2018 and 0.9% at December 31, 2017.

The distribution of our NPAs is illustrated in the following table as of December 31.

	2018	2017	2016	2015	2014
Nonaccrual Loans:	(dollars in thousands)
Residential mortgage	$2,580	$3,891	$3,580	$3,191	$6,052
Commercial	430	78	151	483	2,163
Commercial real estate	660	159	2,938	2,681	652
ADC	558	314	269	521	962
Home equity/2nds	428	1,268	2,914	2,098	3,016
	4,656	5,710	9,852	8,974	12,845
Real Estate Acquired Through Foreclosure:
Residential mortgage	1,366	—	206	1,381	695
Commercial	—	—	—	37	59
Commercial real estate	—	187	528	—	—
ADC	171	216	239	326	1,193
	1,537	403	973	1,744	1,947
Total Nonperforming Assets	$6,193	$6,113	$10,825	$10,718	$14,792

Nonaccrual loans amounted to $4.7 million at December 31, 2018 and $5.7 million at December 31, 2017. Significant activity in nonaccrual loans during 2018 included additions of $3.3 million, transfers to real estate acquired through foreclosure of $1.4 million, charge-offs of $362,000, returns to accrual status of $265,000, and pay-offs/sales of $2.2 million.

Real estate acquired through foreclosure increased $1.1 million to $1.5 million at December 31, 2018 compared to $403,000 at December 31, 2017, due to the addition of two residential mortgage properties.

The activity in our real estate acquired through foreclosure was as follows as of and for the years ended December 31:

	2018	2017	2016	2015	2014
	(dollars in thousands)
Balance at beginning of year	$403	$973	$1,744	$1,947	$8,972
Real estate acquired in satisfaction of loans	1,366	703	1,575	2,234	847
Write-downs and losses on real estate acquired through foreclosure	(61)	(103)	(176)	(9)	—
Proceeds from sales of real estate acquired through foreclosure	(171)	(1,170)	(2,170)	(2,428)	(8,174)
Other	—	—	—	—	302
Balance at end of year	$1,537	$403	$973	$1,744	$1,947

There were no loans greater than 90 days past due and still accruing at December 31, 2018, 2017, 2016, 2015, or 2014.

Troubled Debt Restructured Loans (“TDRs”)

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR.

The composition of our TDRs is illustrated in the following table as of December 31:

	2018	2017	2016	2015	2014
Residential mortgage:	(dollars in thousands)
Nonaccrual	$446	$736	$2,137	$1,071	$2,402
<90 days past due/current	9,469	11,631	15,648	20,831	22,154
Commercial:
Nonaccrual	—	—	—	—	124
<90 days past due/current	—	—	—	103	150
Commercial real estate:
Nonaccrual	—	78	249	252	109
<90 days past due/current	1,019	1,862	1,914	2,464	3,623
ADC:
Nonaccrual	—	6	6	6	6
<90 days past due/current	134	137	170	978	1,785
Home equity/2nds:
Nonaccrual	—	—	—	—	—
<90 days past due/current	—	—	238	—	—
Consumer:
Nonaccrual	—	—	—	—	—
<90 days past due/current	76	84	96	10	12
Totals:
Nonaccrual	446	820	2,392	1,329	2,641
<90 days past due/current	10,698	13,714	18,066	24,386	27,724
	$11,144	$14,534	$20,458	$25,715	$30,365

See additional information on TDRs in Note 3 to the Consolidated Financial Statements.

Deposits

Deposits were $779.5 million at December 31, 2018 and $602.2 million at December 31, 2017. During the year ended December 31, 2018, we experienced increases in NOW accounts, money market accounts, and noninterest-bearing deposit accounts due to new account openings and higher account balances. We obtained significant new noninterest-bearing deposits in 2018 through an aggressive campaign designed to attract commercial and consumer checking account deposits to drive down our cost of funds. Additionally, we had increases in accounts of medical-use cannabis customers. The decrease in CDs was due to the payoff of regularly maturing CDs.

The deposit breakdown is as follows as of December 31:

	2018	2017	2016	2015	2014
	(dollars in thousands)
NOW	$106,508	$63,616	$63,137	$56,096	$54,827
Money market	203,351	103,649	66,356	47,690	39,579
Savings	75,692	98,717	110,492	111,992	126,062
CDs	247,351	263,413	273,816	277,778	298,489
Total interest-bearing deposits	632,902	529,395	513,801	493,556	518,957
Noninterest-bearing deposits	146,604	72,833	58,145	30,215	24,857
Total deposits	$779,506	$602,228	$571,946	$523,771	$543,814

The following table provides the maturities of CDs in amounts of $100,000 or more at December 31:

	2018	2017
Maturing in:	(dollars in thousands)
3 months or less	$26,910	$30,002
Over 3 months through 6 months	23,330	10,758
Over 6 months through 12 months	27,160	37,943
Over 12 months	66,352	71,468
	$143,752	$150,171

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

At  December 31, 2018, our total available credit line with the FHLB was $265.7 million. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public. Our outstanding FHLB advance balance at December 31, 2018 and 2017 was $70.0 million and $85.0 million, respectively.

On September 30, 2016, we entered into a loan agreement with a commercial bank whereby we borrowed $3.5 million for a term of 8 years. The unsecured note bears interest at a fixed rate of 4.25% for the first 36 months then, at the option of the Company, converts to either (1) floating rate of the Wall Street Journal Prime plus 50 basis points or (2) fixed rate at 275 basis points over the five year amortizing FHLB rate for the remaining five years. Repayment terms are monthly interest only payments for the first 36 months, then quarterly principal payments of $175,000 plus interest. The loan is subject to a prepayment penalty of 1% of the principal amount prepaid during the first 36 months. If we elect the 5 year fixed rate of 275 basis points over the FHLB rate (“FHLB Rate Period”), the loan will be subject to a prepayment penalty of 2% during the first and second years of the FHLB Rate Period and 1% of the principal repaid during the third, fourth, and fifth years of the FHLB Rate Period. We may make additional principal payments from internally generated funds of up to $875,000 per year during any fixed rate period without penalty. There is no prepayment penalty during any floating rate period.

Certain information regarding our borrowings is as follows as of December 31:

	2018	2017
Amount outstanding at year-end:	(dollars in thousands)
FHLB advances	$70,000	$85,000
Commercial note payable	3,500	3,500
Weighted-average interest rate at year-end:
FHLB advances	2.27%	2.40%
Commercial note payable	4.25%	4.25%
Maximum outstanding at any month-end:
FHLB advances	$96,000	$169,950
Commercial note payable	3,500	3,500
Average outstanding:
FHLB advances	$87,669	$91,456
Commercial note payable	3,500	3,500
Weighted-average interest rate during the year:
FHLB advances	2.17%	3.03%
Commercial note payable	5.04%	5.04%

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB as of December 31, 2018:

Principal
Amount (in thousands)	Fixed Rate	Maturity
$35,000	1.55% to 4.00%	2019
25,000	1.75% to 1.92%	2020
10,000	2.19%	2022
$70,000

Subordinated Debentures

As of December 31, 2018 and 2017, the Company had outstanding $20.6 million in principal amount of Junior Subordinated Debt Securities, due in 2035 (the “2035 Debentures”). The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2016 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association as Trustee. The 2035 Debentures pay interest quarterly at a floating rate of interest of 3‑month LIBOR plus 200 basis points and mature on January 7, 2035. Payments of principal, interest, premium, and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture. The 2035 Debentures became redeemable, in whole or in part, by the Company on January 7, 2010.

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

Under the terms of the 2035 Debentures, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing. As of December 31, 2018, we were current on all interest due on the 2035 Debentures.

Capital Resources

Total stockholders’ equity increased $7.4 million to $98.5 million at December 31, 2018 compared to $91.1 million at December 31, 2017. The increase was principally a result of 2018 net income, net of common and preferred stock dividends.

Series A Preferred Stock

On November 15, 2008, the Company completed a private placement offering consisting of a total of 70 units, at an offering price of $100,000 per unit, for gross proceeds of $7.0 million. Each unit consists of 6,250 shares of the Company’s Series A 8.0% Non-Cumulative Convertible Preferred Stock. On March 13, 2018, the Company notified holders of its Series A preferred stock that the Company had exercised its option to convert all 437,500 outstanding shares of Series A preferred stock for 437,500 shares of common stock. The Company converted the Series A preferred stock on April 2, 2018 and as of that date, the Series A preferred stock was no longer deemed outstanding and all rights with respect to such stock ceased and terminated.

Series B Preferred Stock

On November 21, 2008, we entered into an agreement with the U.S. Department of the Treasury (“Treasury”), pursuant to which we issued and sold (i) shares of our Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Preferred

Stock”) and (ii) a warrant (the “Warrant”) to purchase 556,976 shares of the Company’s common stock, par value $0.01 per share. As of December 31, 2017, the Company had redeemed all outstanding shares of the Preferred Stock and during 2017, the Company repurchased the warrant from the Treasury.

Capital Adequacy

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As of December 31, 2018 and 2017, the Bank exceeded all capital adequacy requirements to which it is subject and met the qualifications to be considered “well-capitalized.” See details of our capital ratios in Note 10 to the Consolidated Financial Statements.

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

Derivatives

We maintain and account for derivatives, in the form of interest-rate lock commitments (“IRLCs”), mandatory forward contracts, and best effort forward contracts, in accordance with the Financial Accounting Standards Board (“FASB”) guidance on accounting for derivative instruments and hedging activities. We recognize gains and losses on IRLCs, mandatory forward contracts, and best effort forward contracts on the loan pipeline through mortgage-banking revenue in the Consolidated Statements of Operations.

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

Information pertaining to the carrying amounts of our derivative financial instruments follows as of December 31:

	2018		2017
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)
Asset - IRLCs	$3,710	$100	$1,144	$22
Asset - mandatory forward contracts	—	—	4,399	13
Asset - best effort forward contracts	3,710	—	1,144	3
Liability - mandatory forward contracts	9,363	16	—	—

Contractual Obligations

We have certain obligations to make future payments under contract. At December 31, 2018, the aggregate contractual obligations and commitments were:

		Less than	1-3	4-5	After
	Total	one year	Years	years	5 years
	(dollars in thousands)
CDs	$247,351	$126,980	$100,180	$20,191	$—
Borrowings	73,500	35,000	25,000	10,000	3,500
Subordinated debentures	20,619	—	—	—	20,619
Estimated interest due on CDs and borrowings	23,452	5,236	5,670	2,551	9,995
Annual rental commitments under noncancelable leases	3,243	366	599	503	1,775
	$368,165	$167,582	$131,449	$33,245	$35,889

Liquidity

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, to fund our mortgage-banking operations, as well as to meet current and planned expenditures. These cash requirements are met on a daily basis through the inflow of deposit funds, the maintenance of short-term overnight investments, maturities and calls in our securities portfolio, and available lines of credit with the FHLB, which requires pledged collateral. Fluctuations in deposit and short-term borrowing balances may be influenced by the interest rates paid, general consumer confidence, and the overall economic environment. There can be no assurances that deposit withdrawals and loan fundings will not exceed all available sources of liquidity on a short-term basis. Such a situation would have an adverse effect on our ability to originate new loans and maintain reasonable loan and deposit interest rates, which would negatively impact earnings.

Our principal sources of liquidity are loan repayments, maturing investments, sales of AFS securities, deposits, borrowed funds, and proceeds from loans sold on the secondary market. The levels of such sources are dependent on the Bank’s operating, financing, and investing activities at any given time. We consider core deposits stable funding sources and include all deposits, except CDs of $100,000 or more. The Bank’s experience has been that a substantial portion of CDs renew at time of maturity and remain on deposit with the Bank. CDs scheduled to mature within one year amounted to $127.0 million at December 31, 2018. Additionally, loan payments, maturities, deposit growth, and earnings contribute to our flow of funds.

In addition to our ability to generate deposits, we have external sources of funds, which may be drawn upon when desired. The primary source of external liquidity is an available line of credit with the FHLB. Our credit availability under the FHLB’s credit availability program was $265.7 million at December 31, 2018, of which $70.0 million was outstanding.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $115.0 million at December 31, 2018. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2018, we had $17.0 million in unadvanced commitments for home equity lines of credit, $1.7 million outstanding in mortgage loan commitments, $75.3 million outstanding in unadvanced construction commitments, and commitments under lines of credit for $21.0 million, which we expect to fund from the sources of liquidity described above. Standby letters of credit amounted to $3.3 million at December 31, 2018.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity. As of December 31, 2018, we had no material commitments for capital expenditures.

Our ability to acquire deposits or borrow could be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. At  December 31, 2018, management considered the Company’s liquidity level to be sufficient for the purposes of meeting our cash flow requirements. We are not aware of any undisclosed known trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in our liquidity.

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

Our interest rate sensitivity position as of  December 31, 2018 is presented in the following table. Our assets and liabilities are scheduled based on maturity or repricing data except for core deposits which are based on internal core deposit analyses. These assumptions are validated periodically by management. The difference between our rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. As of  December 31, 2018, we had a one-year cumulative negative gap of $88.3 million.

	180 days	181 days -	One-five
	or less	one year	years	> 5 years	Total
	(dollars in thousands)
Interest-bearing deposits (1)	$194,240	$—	$—	$—	$194,240
Securities	2,999	11,932	13,177	22,782	50,890
Restricted stock investments	3,766	—	—	—	3,766
LHFS	9,686	—	—	—	9,686
Loans	161,054	56,365	298,684	158,202	674,305
	$371,745	$68,297	$311,861	$180,984	$932,887

Savings	$30,276	$22,708	$22,708	$—	$75,692
NOWs	91,090	15,418	—	—	106,508
Money market	158,275	32,197	12,879	—	203,351
CDs	71,176	51,538	124,637	—	247,351
Borrowings	25,000	10,000	35,000	3,500	73,500
Subordinated debentures	20,619	—	—	—	20,619
	$396,436	$131,861	$195,224	$3,500	$727,021

Period	$(24,691)	$(63,564)	$116,637	$177,484
% of Assets	(2.53)%	(6.53)%	11.97%	18.22%
Cumulative	$(24,691)	$(88,255)	$28,382	$205,866
% of Assets	(2.53)%	(9.06)%	2.91%	21.13%
Cumulative assets to liabilities	93.77%	83.29%	103.92%	1.28%

(1)	Includes CDs held for investment

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

At  December 31, 2018, the simulation model provided the following interest-rate risk profile (changes in the EVE):

Change in Rates		Amount	$ Change	% Change
		(dollars in thousands)
+400	bp	$187,739	$(11,053)	(5.56)%
+300	bp	192,877	(5,915)	(2.98)%
+200	bp	197,544	(1,248)	(0.63)%
+100	bp	199,236	444	0.22%
0	bp	198,792
(100)	bp	179,160	(19,632)	(9.88)%
(200)	bp	140,299	(58,493)	(29.42)%

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

Inflation

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with GAAP and practices within the banking industry which require the measurement of financial condition and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. As a financial institution, virtually all of our assets and liabilities are monetary in nature and interest rates have a more significant impact on our performance than the effects of general levels of inflation. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless mitigated by increases in our revenues correspondingly. However, we believe that the impact of inflation on our operations was not material for 2018 or 2017.

Subsequent Event

On February 26, 2019, the Company’s Board of Directors declared a $0.03 per share dividend to stockholders of record on March 8, 2019, payable on March 18, 2019.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of interest rate risk, see Item 7 of Part II of this Annual Report on Form 10‑K under the heading “Interest Rate Sensitivity.”

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The attestation reports by the Company’s independent registered public accounting firm, the Financial statements, and supplementary data are included herein at pages F‑1 through F‑45, and incorporated herein by reference.

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A  CONTROLS AND PROCEDURES

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2018, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgement in evaluating the benefits of possible controls and procedures relative to their costs. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this annual report, the Company's disclosure controls and procedures were not effective because of the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)pertain to the maintenance of records that in reasonable detail accurately and fairly reflects the transactions and disposition of the assets of the Company;

(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2018, the Company's internal control over financial reporting was not effective and did not meet the criteria of the 2013 COSO Framework due to the material weaknesses identified below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual financial statements will not be prevented or detected on a timely basis. The identification of the material weaknesses did not impact any of our consolidated financial statements for any prior annual or interim periods. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.

The Company has identified a material weakness in its internal control over financial reporting, specifically related to both management’s review controls and risk rating controls over the Company’s allowance for loan losses. The material weakness in internal control over financial reporting resulted from a lack of sufficient management review controls over the development and monitoring of qualitative factors used in calculating the general component of the allowance for loan losses, a lack of sufficient management review controls over the relevant inputs and assumptions used to measure the fair value of impaired loans, lack of controls to identify the completeness of troubled debt restructurings (“TDR”), and review over the completeness of changes to loans’ risk ratings that are required to be modified within the Company’s loan accounting system.

The Company has also identified a material weakness in its internal control over financial reporting, specifically related to its reconciliation controls relating to loans held for sale.  The material weakness in internal control over financial reporting resulted from a current year material reclassification entry identified during the audit. The impact of this reclassification has been corrected on the consolidated statement of financial condition.

Management has been actively engaged in developing remediation plans to address the above control deficiencies. The remediation actions we are taking and expect to take include the following:

Allowance for Loan Loss Controls- The Company will enhance its management review controls over the development and monitoring of qualitative factors and other relevant assumptions used in calculating the general component of the allowance for loan losses. The Company will also enhance its current review process over impaired loans to ensure a timely review is being performed at an appropriate level of precision as it pertains to the relevant inputs and assumptions to measure the fair value of impaired loans, including appraisal review controls. The Company will also implement a process to ensure the completeness and accuracy of the population to provide assurance that all required loans are properly evaluated for TDR classification. Finally, the Company will enhance controls over the review of the completeness of changes to loans’ risk ratings that are required to be modified within the Company’s loan accounting system.

Loans Held for Sale- The Company will enhance its reconciliation procedures over loans held for sale to ensure that all loan sale activity is reflected.

Although the Company’s remediation efforts are well underway and are expected to be completed in the near future, the Company’s material weaknesses will not be considered remediated until new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively.

Other than the remediation described above, there has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Report of Independent Registered Public Accounting Firm on internal controls is located on page F-2 of this Annual Report on Form 10-K.

ITEM 9B  OTHER INFORMATION

None.

PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company has adopted a code of ethics that applies to its employees, including its CEO, CFO, and persons performing similar functions, and directors. A copy of the code of ethics is filed as an exhibit to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2003, which was filed with the SEC on March 25, 2004. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8‑K regarding any future amendments to a provision of its code of ethics by posting such information on the Company’s website: www.severnbank.com.

The additional information required by this item will be included in the Company’s definitive Proxy Statement relating to the 2019 Annual Stockholders Meeting (“Proxy Statement”) to be filed with the SEC and incorporated herein by reference.

ITEM 11  EXECUTIVE COMPENSATION

The information required by this item will be included in the Company’s Proxy Statement to be filed with the SEC and incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to our equity compensation plans is incorporated herein by reference to the section entitled “Equity Compensation Plan” contained in Item 5 of Part II of this Annual Report on Form 10‑K.

The additional information required by this item will be included in the Company’s Proxy Statement to be filed with the SEC and incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Company’s Proxy Statement to be filed with the SEC and incorporated herein by reference.

ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the Company’s Proxy Statement to be filed with the SEC and incorporated herein by reference.

PART IV

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) and (b) Exhibits Required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this Form 10‑K:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Severn Bancorp, Inc., as amended (1)
3.2	Bylaws of Severn Bancorp, Inc., as amended (2)
4.1	Form of Common Stock Certificate
10.1+	Stock Option Plan (3)
10.2+	Employee Stock Ownership Plan (4)
10.3+	Form of Common Stock Option Agreement (5)
10.4+	2008 Equity Incentive Plan (6)
10.5+	Form of Subscription Agreement (7)
10.6	Form of Subordinated Note (7)
10.7+	Form of Director Option Award (8)
10.8+	Form of Employee Option Award (8)
14.1	Code of Ethics (9)
21.1*	Subsidiaries of Severn Bancorp, Inc.
23.1*	Consent of BDO USA, LLP
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*

The following financial statements from Severn Bancorp, Inc. Annual Report on Form 10‑K as of December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

+     Denotes management contract, compensatory plan, or arrangement.

*     Filed herewith.

(1)	Incorporated by reference from the Company’s Annual Report on Form 10‑K for fiscal year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 11, 2009.
(2)	Incorporated by reference from the Company’s Annual Report on Form 10‑K for fiscal year ended December 31, 2007 and filed with Securities and Exchange Commission on March 12, 2008.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10‑K for fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 21, 2005.
(4)	Incorporated by reference from the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 7, 2002.
(5)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on March 20, 2006.
(6)	Incorporated by reference from the Company’s 2008 Proxy Statement filed with Securities and Exchange Commission on March 12, 2008.
(7)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on November 18, 2008.
(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2010 and filed with the Securities and Exchange Commission on August 13, 2010.
(9)	Incorporated by reference from the Company’s Annual Report on Form 10‑K for fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 25, 2004.

ITEM 16  FORM 10‑K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVERN BANCORP, INC.
April 17, 2019	/s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board, President, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated on April 17, 2019.

/s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board,
President, and Chief Executive Officer
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

Shareholders and Board of Directors

Severn Bancorp, Inc.

Annapolis, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Severn Bancorp, Inc. and Subsidiaries, (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated April 17, 2019 expressed an adverse opinion thereon.

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

Philadelphia, Pennsylvania

April 17, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Severn Bancorp, Inc.

Annapolis, Maryland

Opinion on Internal Control over Financial Reporting

We have audited Severn Bancorp, Inc. and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of Severn Bancorp, Inc. and Subsidiaries, (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated April 17, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding management’s failure to design and maintain controls over the allowance for loan losses and classifications of loans held for sale have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 financial statements, and this report does not affect our report dated April 17, 2019 on those financial statements.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/BDO USA, LLP

We have served as the Company’s auditor since 2013.

Philadelphia, Pennsylvania

April 17, 2019

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

	December 31,
	2018	2017
ASSETS
Cash and due from banks	$2,880	$2,382
Federal funds sold and interest-bearing deposits in other banks	185,460	19,471
Cash and cash equivalents	188,340	21,853
Certificates of deposit held for investment	8,780	8,780
Securities available for sale, at fair value	11,978	10,119
Securities held to maturity (fair value of $38,212 and $54,004 at December 31, 2018 and 2017, respectively)	38,912	54,303
Mortgage loans held for sale, at fair value	9,686	4,530
Loans receivable	682,349	668,151
Allowance for loan losses	(8,044)	(8,055)
Loans, net	674,305	660,096
Real estate acquired through foreclosure	1,537	403
Restricted stock investments	3,766	4,489
Premises and equipment, net	22,745	23,139
Accrued interest receivable	2,848	2,640
Deferred income taxes	2,363	5,302
Bank owned life insurance	5,225	5,064
Goodwill	1,104	1,099
Other assets	2,644	2,970
Total assets	$974,233	$804,787
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest bearing	$146,604	$72,833
Interest-bearing	632,902	529,395
Total deposits	779,506	602,228
Long-term borrowings	73,500	88,500
Subordinated debentures	20,619	20,619
Accrued expenses and other liabilities	2,155	2,340
Total liabilities	875,780	713,687
Stockholders' Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
Preferred stock series ''A,'' 437,500 shares issued and outstanding and $3,500 liquidation preference at December 31, 2017	—	4
Common stock, $0.01 par value, 20,000,000 shares authorized; 12,759,576 and 12,233,424 shares issued and outstanding at December 31, 2018 and 2017, respectively	128	122
Additional paid-in capital	65,538	65,137
Retained earnings	32,860	25,872
Accumulated other comprehensive loss	(73)	(35)
Total stockholders' equity	98,453	91,100
Total liabilities and stockholders' equity	$974,233	$804,787

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Year Ended December 31,
	2018	2017
Interest income:
Loans	$34,877	$30,294
Securities	1,196	1,233
Other earning assets	1,587	697
Total interest income	37,660	32,224
Interest expense:
Deposits	5,688	4,037
Borrowings and subordinated debentures	2,915	3,593
Total interest expense	8,603	7,630
Net interest income	29,057	24,594
Reversal of provision for loan losses	(300)	(650)
Net interest income after reversal of provision for loan losses	29,357	25,244
Noninterest income:
Mortgage-banking revenue	2,561	1,507
Real estate commissions	1,707	1,358
Real estate management fees	674	675
Credit report and appraisal fees	351	464
Deposit service charges	1,552	538
Loan fee income	410	292
Title company revenue	1,045	219
Other noninterest income	480	185
Total noninterest income	8,780	5,238
Noninterest expense:
Compensation and related expenses	17,819	14,734
Occupancy	1,555	1,358
Legal fees	149	143
Write-downs, losses, and costs of real estate acquired through foreclosure, net of gains	83	132
Federal Deposit Insurance Corporation insurance premiums	229	115
Professional fees	498	462
Advertising	1,021	788
Data processing	1,098	907
Credit report and appraisal fees	536	594
Licensing and software	596	423
Mortgage leads purchased	—	235
Other noninterest expense	3,007	2,751
Total noninterest expense	26,591	22,642
Net income before income tax provision	11,546	7,840
Income tax provision	2,977	5,022
Net income	8,569	2,818
Dividends on preferred stock	(70)	(280)
Net income available to common stockholders	$8,499	$2,538
Net income per common share - basic	$0.68	$0.21
Net income per common share - diluted	$0.67	$0.21

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2018	2017
Net income	$8,569	$2,818
Other comprehensive loss items:
Unrealized holding losses on available-for-sale securities arising during the period (net of tax benefit of $14 and $21)	(38)	(34)
Realized gains (net of tax expense of $0 and $1)	—	(1)
Total other comprehensive loss	(38)	(35)
Total comprehensive income	$8,531	$2,783

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

	Number of	Number of					Accumulated
	Shares of	Shares of			Additional		Other	Total
	Preferred	Common	Preferred	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Stock	Capital	Earnings	Loss	Equity
Balance at January 1, 2017	437,500	12,123,179	$4	$121	$64,471	$23,334	$—	$87,930
Net income	—	—	—	—	—	2,818	—	2,818
Stock-based compensation	—	—	—	—	205	—	—	205
Stock issued in purchase transaction	—	108,084	—	1	774	—	—	775
Dividend declared on Series A preferred stock	—	—	—	—	—	(280)	—	(280)
Exercise of stock options	—	2,161	—	—	207	—	—	207
Repurchase of warrant	—	—	—	—	(520)	—	—	(520)
Other comprehensive loss	—	—	—	—	—	—	(35)	(35)
Balance at December 31, 2017	437,500	12,233,424	$4	$122	$65,137	$25,872	$(35)	$91,100
Net income	—	—	—	—	—	8,569	—	8,569
Stock-based compensation	—	—	—	—	218	—	—	218
Redemption of preferred stock	(437,500)	437,500	(4)	4	—	—	—	—
Dividend declared on Series A preferred stock	—	—	—	—	—	(70)	—	(70)
Dividends paid on common stock at $0.12 per share	—	—	—	—	—	(1,511)	—	(1,511)
Exercise of stock options	—	88,652	—	2	372	—	—	374
Other	—	—	—	—	(189)	—	—	(189)
Other comprehensive loss	—	—	—	—	—	—	(38)	(38)
Balance at December 31, 2018	—	12,759,576	$—	$128	$65,538	$32,860	$(73)	$98,453

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, except per share data)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$8,569	$2,818
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,312	1,234
Amortization of deferred loan fees	(1,835)	(1,215)
Net accretion (amortization) of premiums and discounts	219	(189)
Reversal of provision for loan losses	(300)	(650)
Write-downs and losses on real estate acquired through foreclosure, net of gains	61	103
Gain on sale of mortgage loans	(2,561)	(1,507)
Gain on sale of securities	—	(2)
Write off of restricted stock	100	—
Proceeds from sale of mortgage loans held for sale	98,224	67,396
Originations of mortgage loans held for sale	(100,819)	(60,772)
Stock-based compensation	218	205
Increase in cash surrender value of bank-owned life insurance	(161)	(64)
Deferred income taxes	2,952	4,794
Increase in accrued interest receivable	(208)	(391)
Decrease in other assets	132	246
Decrease in accrued expenses and other liabilities	(186)	(1,125)
Net cash provided by operating activities	5,717	10,881
Cash flows from investing activities:
Purchase of certificates of deposit held for investment	—	(8,680)
Loan principal (disbursements), net of repayments	(13,440)	(56,497)
Repurchases of loans orginated for sale	—	(469)
Redemption of restricted stock investments	623	614
Purchases of premises and equipment, net	(918)	(342)
Purchase of bank-owned life insurance	—	(5,000)
Activity in securities held to maturity:
Purchases	—	(6,464)
Maturities/calls/repayments	15,263	14,937
Activity in available-for-sale securities:
Purchases	(2,000)	(14,000)
Sales	—	4,000
Proceeds from sales of real estate acquired through foreclosure	171	1,170
Net cash provided by (used in) investing activities	(301)	(70,731)
Cash flows from financing activities:
Net increase in deposits	177,278	30,282
Additional long-term borrowings	46,500	59,950
Repayments of long-term borrowings	(61,500)	(74,950)
Repurchase of warrant	—	(520)
Common stock dividends	(1,511)	—
Preferred stock dividends	(70)	(280)
Exercise of stock options	374	207
Net cash provided by financing activities	161,071	14,689
Increase (decrease) in cash and cash equivalents	166,487	(45,161)
Cash and cash equivalents at beginning of period	21,853	67,014
Cash and cash equivalents at end of period	$188,340	$21,853
Supplemental Information:
Interest paid on deposits and borrowed funds	$8,578	$7,773
Income taxes paid	103	92
Real estate acquired in satisfaction of loans	1,366	703
Transfers of loans held for sale to loan portfolio	—	660
Common stock issued upon conversion of preferred stock	4	—
Preferred stock converted to common stock	(4)	—

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of Severn Bancorp, Inc. and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”). Events occurring after the date of the financial statements up to April 17, 2019, the date the financial statements were available to be issued, were considered in the preparation of the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Severn Bancorp, Inc., and its wholly-owned subsidiaries, Mid-Maryland Title Company, Inc. (the “Title Company”), SBI Mortgage Company and SBI Mortgage Company’s subsidiary, Crownsville Development Corporation, and its subsidiary, Crownsville Holdings I, LLC, and Severn Savings Bank, FSB (the “Bank”), and the Bank’s subsidiaries, Louis Hyatt, Inc., Homeowners Title and Escrow Corporation, Severn Financial Services Corporation, SSB Realty Holdings, LLC, SSB Realty Holdings II, LLC, and HS West, LLC. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Business

We provide financial services to customers primarily within the Anne Arundel County region of Maryland. A portion of activities related to mortgage lending are more dispersed and cover other parts of Maryland and the Mid-Atlantic region. We serve local consumers, small and medium sized businesses, professionals, and other customers by offering a broad range of financial products and services, including Internet and mobile banking, commercial banking, cash management, mortgage lending, and retail banking. We fund a variety of loan types including commercial and residential real estate loans, commercial term loans and lines and letters of credit, and consumer loans. We do not have any concentrations to any one industry or customer. However, our customers’ ability to repay loan agreements is dependent on the real estate and general economic conditions of the market area.

We have no reportable segments. Management does not separately allocate expenses, including the cost of funding loan demand, between any of the various operations of the Company. As such, discrete financial information is not available and segment reporting would not be meaningful.

Acquisition

On September 1, 2017, we acquired the Title Company by issuing common stock in a business combination. We issued 108,084 shares in the transaction valued at $775,000. We recorded $770,000 in goodwill in the transaction. The acquisition continues our growth strategy and focus on being a full-service provider and complements the mortgage services, commercial banking services, and commercial real estate services we provide.

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

Change in Accounting Estimate

During the fourth quarter of 2018, the Bank changed its metholdology for estimating the adequacy of the Allowance.  The change in accounting estimate was due to the Bank identifying certain loss factors which allowed the us to anchor the qualitative loss factor adjustments back to our loss history. This change in estimate did not have any impact on the current period provision for loan losses, rather, it resulted in re-allocation of existing Allowances between loan classifications.

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

Significant Accounting Policies

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, effective January 1, 2018, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

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

All contract acquisition costs are expensed as incurred. We had no contract assets or liabilities at December 31, 2018.

Securities

We designate securities into one of three categories at the time of purchase. Debt securities that we have the intent and ability to hold to maturity are classified as held to maturity (“HTM”) and recorded at amortized cost. Debt securities are classified as trading if bought and held principally for the purpose of sale in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as HTM securities or trading securities are considered available for sale (“AFS”) and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive loss.

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

Loans Held for Sale (“LHFS”)

Mortgage loans originated for sale are carried at fair value. Fair value is determined based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements or third-party pricing models. Gains and losses on loan sales are determined using the specific-identification method and are recognized through mortgage-banking revenue in the Consolidated Statement of Operations. LHFS are sold either with the mortgage servicing rights (“MSRs”) released or retained by the Bank.

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

Income recognition

Interest income on loans is accrued at the contractual rate based on the outstanding principal balance. Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan term or until the date of sale or disposition. Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes impaired. Any interest accrued to income in the year when interest accruals are discontinued is generally reversed. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. See additional information on nonaccrual interest and loan impairment later in this section.

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

Loan Impairment

A loan is considered impaired if it meets any of the following three criteria:

•	Loans that are 90 days or more in arrears (nonaccrual loans);
•	Loans where, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement; or
•	Loans that are modified and qualify as TDRs.

If a loan is considered to be impaired, it is then determined to be either cash flow or collateral dependent for purposes of measuring an apprpopriate Allowance (see Allowance discussion below).

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

We assign risk ratings to the loans in our portfolio. These credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful, and loss. Loans classified special mention have potential weaknesses that warrant management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the Allowance. Loans not classified are rated pass.

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

Restricted Stock Investments

Our restricted stock investments include stock of the Federal Home Loan Bank of Atlanta (the “FHLB”) and capital stock of a bankers’ bank. Our investment in the FHLB stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of GAAP because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution. The Bank’s investment in the capital stock of the bankers’ bank is carried at cost as no readily available market exists for this stock and it has no quoted market value. During 2018, we wrote off one such stock in the amount of $100,000 that we held at December 31, 2017 as the Bankers bank was announced to be liquidating.

We evaluated the FHLB stock for impairment in accordance with GAAP. The Bank’s determination of whether this investment is impaired is based on an assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value. The determination of whether a decline in value affects the ultimate recoverability of its cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB, and (4) the liquidity position of the FHLB. Management has evaluated the FHLB stock for impairment and believes that no impairment charge is necessary as of December 31, 2018.

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

Goodwill is not amortized but is tested for impairment periodically. We assess goodwill for potential impairment annually as of September 30, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset.  As of September 30, 2018, we determined that there was no evidence of impairment of goodwill.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on AFS securities, are reported as a separate component of the equity section of the consolidated statements of financial condition, and, along with net income, are components of comprehensive income. The Company’s sole component of accumulated other comprehensive loss is unrealized gains/losses on AFS securities.

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

At  December 31, 2018 and 2017, we did not have any designated hedges as we do not designate IRLCs or forward sales commitments on residential mortgage originations as hedges. We recognize any gains and losses on IRLCs and forward sales commitments on residential mortgage originations through mortgage-banking revenue in the Consolidated Statements of Operations.

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

Advertising Costs

We expense our advertising costs as incurred, except payments for major sponsorships which are amortized over an estimated life not to exceed one year. Advertising expenses were $1.0 million and $788,000 for the years ended  December 31, 2018 and 2017, respectively.

Recent Accounting Pronouncements

Pronouncements Adopted

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers, as amended by ASU 2015‑14, Revenue from Contracts with Customers:  Deferral of the Effective Date, ASU 2016‑08, Revenue from Contracts with Customers:  Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), ASU 2016‑10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016‑12, Revenue from Contracts with Customers:  Narrow-Scope Improvements and Practical Expedients, ASU 2016‑20, Technical Corrections and Improvements to Topic 606,  Revenue from Contracts with Customers, that provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers. The guidance also provides for a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. We adopted the pronouncement on January 1, 2018 and elected the modified retrospective transition method. There was no material impact to the financial statements. Our accounting policies and revenue recognition principles did not change materially as the principles of ASC 606 are largely consistent with the previous revenue recognition practices. See additional information on revenue recognition above.

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

In May 2017, FASB issued ASU No. 2017‑09,  Stock Compensation (Topic718): Scope of Modification Accounting, which amends ASC Topic 718, Stock Compensation, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting per ASC Topic 718.  The amendments clarify that modification accounting only applies to an entity if the fair value, vesting conditions, or classification of the award changes as a result of changes in the terms or conditions of a share-based payment award.  The ASU should be applied prospectively to awards modified on or after the adoption date.  We adopted the standard on January 1, 2018 with no material impact on the Company’s financial position, results of operations, or cash flows.

Pronouncements Issued

In February 2016, FASB issued ASU 2016‑02, Leases, which requires a lessee to recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a right-of-use (“ROU”) asset. The accounting applied by the lessor is relatively unchanged. The ASU also requires expanded qualitative and quantitative disclosures. For public business entities, the guidance was effective for interim and annual reporting periods beginning after December 15, 2018 and mandates a modified retrospective transition for all entities. We adopted this standard in the first quarter of 2019 using the option to apply the transition provisions of the new standard at the adoption date instead of the earliest period presented as provided in ASU 2018-11. Additionally, the Company elected to apply all practical expedients as provided in ASU 2016-02, with the exception of the hindsight practical expedient which was not elected. As a result of the adoption of this standard, effective January 1, 2019, the Company recognized  an ROU asset of $2.6 million to be recorded in other assets on the balance sheet and a lease liability of $2.7 million to be recorded in other liabilities on the balance sheet.  The lease liability represents the present value of the future payments on five leased properties and six leased pieces of equipment within the Company’s footprint, while the ROU asset reflects the lease liability adjusted for deferred rent balances of the respective properties as of the adoption date of January 1, 2019.  The Company expects its regulatory capital ratios to remain above the thresholds necessary to be classified as a “well capitalized” institution.

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

In February 2018, FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”). The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the adoption of ASU No. 2018-02 to have a material impact on its financial position, results of operations, or cash flows.

Note 2 - Securities

The amortized cost and estimated fair values of our AFS securities portfolio were as follows as of December 31:

	2018
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
U.S. Treasury securities	$1,992	$—	$11	$1,981
U.S. government agency notes	10,086	—	89	9,997
	$12,078	$—	$100	$11,978

	2017
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
U.S. government agency notes	$10,169	$—	$50	$10,119
	$10,169	$—	$50	$10,119

The amortized cost and estimated fair values of our HTM securities portfolio were as follows as of December 31:

	2018
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$1,991	$17	$—	$2,008
U.S. government agency notes	11,992	45	92	11,945
Mortgage-backed securities	24,929	6	676	24,259
	$38,912	$68	$768	$38,212

	2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$4,994	$68	$6	$5,056
U.S. government agency notes	19,004	81	99	18,986
Mortgage-backed securities	30,305	27	370	29,962
	$54,303	$176	$475	$54,004

Gross unrealized losses and fair value by length of time that the individual AFS securities have been in an unrealized loss position at the dates indicated are presented in the following tables as of December 31:

	2018
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
		(dollars in thousands)
U.S. Treasury securities	1	$990	$5	1	$991	$6	2	$1,981	$11
U.S. government agency notes	—	—	—	8	9,997	89	8	9,997	89
	1	$990	$5	9	$10,988	$95	10	$11,978	$100

	2017
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
		(dollars in thousands)
U.S. government agency notes	8	$10,119	$50	—	$—	$—	8	$10,119	$50
	8	$10,119	$50	—	$—	$—	8	$10,119	$50

Gross unrealized losses and fair value by length of time that the individual HTM securities have been in an unrealized loss position at the dates indicated are presented in the following tables as of December 31:

	2018
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
		(dollars in thousands)
U.S. government agency notes	—	$—	$—	10	$9,927	$92	10	$9,927	$92
Mortgage-backed securities	—	—	—	18	24,011	676	18	24,011	676
	—	$—	$—	28	$33,938	$768	28	$33,938	$768

	2017
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
		(dollars in thousands)
U.S. Treasury securities	2	$1,993	$6	—	$—	$—	2	$1,993	$6
U.S. government agency notes	7	6,977	23	7	6,964	76	14	13,941	99
Mortgage-backed securities	11	20,993	217	5	7,046	153	16	28,039	370
	20	$29,963	$246	12	$14,010	$229	32	$43,973	$475

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

Contractual maturities of debt securities at December 31, 2018 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS Securities		HTM Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Due in one year or less	$7,002	$6,961	$7,999	$7,965
Due after one through five years	5,076	5,017	5,984	5,988
Mortgage-backed securities	—	—	24,929	24,259
	$12,078	$11,978	$38,912	$38,212

There were no securities pledged as collateral as of December 31, 2018 or 2017.

Note 3 - Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows at December 31:

	2018	2017
	(dollars in thousands)
Residential mortgage	$276,389	$287,656
Commercial	35,884	37,356
Commercial real estate	244,088	236,302
Construction, land acquisition, and development	114,540	93,060
Home equity/2nds	13,386	15,703
Consumer	1,087	1,084
Total loans receivable	685,374	671,161
Unearned loan fees	(3,025)	(3,010)
Loans receivable	$682,349	$668,151

Certain loans in the amount of $169.8 million have been pledged under a blanket floating lien to the FHLB as collateral against advances.

At December 31, 2018, the Bank was servicing $29.4 million in loans for the Federal National Mortgage Association and $15.1 million in loans for the Federal Home Loan Mortgage Corporation.

Credit Quality

An Allowance is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. Management has an established methodology to determine the adequacy of the Allowance that assesses the risks and losses inherent in the loan portfolio. The methodology takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Determining the amount of the Allowance requires the use of estimates and assumptions. Actual results could differ significantly from those estimates. While management uses available information to estimate losses on loans, future additions to the Allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies periodically review the Allowance as an integral part of their examination process. Such agencies may require us to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of December 31, 2018 and 2017.

During 2018, we had a change in accounting estimate related to the metholdology used in calculating the Allowance.  The change included developing an anchoring analysis for our qualitative factors and establishing a loss emergence period.  This change in estimate did not have any impact on the recorded amount of the Allowance.

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

The following tables present, by portfolio segment, the changes in the Allowance and the recorded investment in loans as of and for the years ended December 31:

	2018
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$3,099	$527	$2,805	$1,236	$386	$2	$—	$8,055
Charge-offs	(534)	—	(38)	(34)	—	—	—	(606)
Recoveries	228	—	424	—	243	—	—	895
Net (charge-offs) recoveries	(306)	—	386	(34)	243	—	—	289
(Reversal of) provision for loan losses	(569)	2,209	(2,734)	1,037	(407)	(1)	165	(300)
Ending Balance	$2,224	$2,736	$457	$2,239	$222	$1	$165	$8,044

Ending balance - individually evaluated for impairment	$927	$430	$142	$32	$2	$—	$—	$1,533
Ending balance - collectively evaluated for impairment	1,297	2,306	315	2,207	220	1	165	6,511
	$2,224	$2,736	$457	$2,239	$222	$1	$165	$8,044

Ending loan balance - individually evaluated for impairment	$12,579	$430	$1,992	$1,278	$871	$76		$17,226
Ending loan balance - collectively evaluated for impairment	262,180	35,454	240,701	113,262	12,515	1,011		665,123
	$274,759	$35,884	$242,693	$114,540	$13,386	$1,087		$682,349

	2017
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Total
	(dollars in thousands)
Beginning Balance	$3,833	$478	$2,535	$1,390	$728	$5	$8,969
Charge-offs	(726)	—	—	—	(98)	(2)	(826)
Recoveries	375	—	157	—	30	—	562
Net (charge-offs) recoveries	(351)	—	157	—	(68)	(2)	(264)
(Reversal of) provision for loan losses	(383)	49	113	(154)	(274)	(1)	(650)
Ending Balance	$3,099	$527	$2,805	$1,236	$386	$2	$8,055

Ending balance - individually evaluated for impairment	$1,181	$—	$182	$48	$—	$2	$1,413
Ending balance - collectively evaluated for impairment	1,918	527	2,623	1,188	386	—	6,642
	$3,099	$527	$2,805	$1,236	$386	$2	$8,055

Ending loan balance - individually evaluated for impairment	$18,219	$—	$2,917	$991	$—	$84	$22,211
Ending loan balance - collectively evaluated for impairment	267,600	37,356	232,212	92,069	15,703	1,000	645,940
	$285,819	$37,356	$235,129	$93,060	$15,703	$1,084	$668,151

The following tables present the credit quality breakdown of our loan portfolio by class as of December 31:

	2018
		Special
	Pass	Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$270,727	$827	$3,205	$274,759
Commercial	35,435	19	430	35,884
Commercial real estate	237,387	3,523	1,783	242,693
ADC	113,072	—	1,468	114,540
Home equity/2nds	12,536	434	416	13,386
Consumer	1,087	—	—	1,087
	$670,244	$4,803	$7,302	$682,349

	2017
		Special
	Pass	Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$279,040	$1,563	$5,216	$285,819
Commercial	37,312	44	—	37,356
Commercial real estate	227,573	4,615	2,941	235,129
ADC	91,868	—	1,192	93,060
Home equity/2nds	14,384	465	854	15,703
Consumer	1,084	—	—	1,084
	$651,261	$6,687	$10,203	$668,151

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31:

	2018
	30-59	60-89	90+
	Days	Days	Days	Total			Non-
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accrual
	(dollars in thousands)
Residential mortgage	$1,060	$—	$1,794	$2,854	$271,905	$274,759	$2,580
Commercial	—	—	430	430	35,454	35,884	430
Commercial real estate	137	—	660	797	241,896	242,693	660
ADC	255	—	387	642	113,898	114,540	558
Home equity/2nds	96	—	428	524	12,862	13,386	428
Consumer	13	—	—	13	1,074	1,087	—
	$1,561	$—	$3,699	$5,260	$677,089	$682,349	$4,656

	2017
	30-59	60-89	90+
	Days	Days	Days	Total			Non-
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accrual
	(dollars in thousands)
Residential mortgage	$1,006	$—	$2,535	$3,541	$282,278	$285,819	$3,891
Commercial	—	—	78	78	37,278	37,356	78
Commercial real estate	948	—	—	948	234,181	235,129	159
ADC	—	—	239	239	92,821	93,060	314
Home equity/2nds	—	—	1,154	1,154	14,549	15,703	1,268
Consumer	—	—	—	—	1,084	1,084	—
	$1,954	$—	$4,006	$5,960	$662,191	$668,151	$5,710

We did not have any loans greater than 90 days past due and still accruing as of December 31, 2018 or 2017.

The interest which would have been recorded on the above nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $716,000 and $688,000 for the years ended December 31, 2018 and 2017, respectively. The actual interest income recorded on those loans was approximately $273,000 and $282,000 for the years ended December 31, 2018 and 2017, respectively.

The following tables summarize impaired loans as of and for the years ended December 31:

	2018			2017
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related Allowance:	(dollars in thousands)
Residential mortgage	$7,054	$6,808	$—	$12,929	$11,572	$—
Commercial	—	—	—	—	—	—
Commercial real estate	1,244	1,206	—	1,562	1,507	—
ADC	1,142	1,143	—	636	636	—
Home equity/2nds	1,290	859	—	—	—	—
Consumer	—	—	—	—	—	—
With a related Allowance:
Residential mortgage	5,888	5,771	927	6,761	6,647	1,181
Commercial	476	430	430	—	—	—
Commercial real estate	795	786	142	1,410	1,410	182
ADC	135	135	32	392	355	48
Home equity/2nds	13	12	2	—	—	—
Consumer	76	76	—	84	84	2
Totals:
Residential mortgage	12,942	12,579	927	19,690	18,219	1,181
Commercial	476	430	430	—	—	—
Commercial real estate	2,039	1,992	142	2,972	2,917	182
ADC	1,277	1,278	32	1,028	991	48
Home equity/2nds	1,303	871	2	—	—	—
Consumer	76	76	—	84	84	2

	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related Allowance:	(dollars in thousands)
Residential mortgage	$9,232	$344	$10,072	$504
Commercial	47	30	—	44
Commercial real estate	1,223	52	2,423	70
ADC	542	52	516	29
Home equity/2nds	570	42	543	46
Consumer	—	—	—	—
With a related Allowance:
Residential mortgage	6,673	288	8,714	294
Commercial	86	71	30	—
Commercial real estate	1,151	26	1,817	73
ADC	909	8	379	22
Home equity/2nds	7	1	572	1
Consumer	80	2	90	2
Totals:
Residential mortgage	15,905	632	18,786	798
Commercial	133	101	30	44
Commercial real estate	2,374	78	4,240	143
ADC	1,451	60	895	51
Home equity/2nds	577	43	1,115	47
Consumer	80	2	90	2

There were $1.4 million in consumer mortgage properties included in real estate acquired through foreclosure at December 31, 2018. There were no such properties at December 31, 2017. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction totaled $1.9 million as of December 31, 2018.

TDRs

The following table presents loans that were modified during the year ended December 31, 2018:

		Recorded	Recorded
		Investment	Investment
	Number of	Prior to	After
	Modifications	Modification	Modification
	(dollars in thousands)
Residential Mortgage	1	$127	$127
	1	$127	$127

There were no loans modified during the year ended December 31, 2017.

Interest on our portfolio of TDRs was accounted for under the following methods as of December 31:

	2018
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications
	(dollars in thousands)
Residential mortgage	36	$9,469	3	$446	39	$9,915
Commercial real estate	2	1,019	—	—	2	1,019
ADC	1	134	—	—	1	134
Consumer	3	76	—	—	3	76
	42	$10,698	3	$446	45	$11,144

	2017
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications
	(dollars in thousands)
Residential mortgage	42	$11,631	2	$736	44	$12,367
Commercial real estate	3	1,862	1	78	4	1,940
ADC	1	137	1	6	2	143
Consumer	4	84	—	—	4	84
	50	$13,714	4	$820	54	$14,534

During 2018 and 2017, there were no TDRs that subsequently defaulted during the 12 month period ended December 31, 2018 and 2017.

Note 4 - Premises and Equipment

Premises and equipment are summarized by major classification as follows at December 31:

	2018	2017
	(dollars in thousands)
Land	$1,537	$1,537
Building	29,755	29,500
Leasehold improvements	2,792	2,485
Furniture, fixtures, and equipment	3,178	2,868
Total, at cost	37,262	36,390
Less: Accumulated depreciation and amortization	(14,517)	(13,251)
Net premises and equipment	$22,745	$23,139

Depreciation expense was $1.3 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively.

We lease various branch and general office facilities and equipment to conduct our operations.  The leases have remaining terms which range from a period of less than one year to 17 years (through 2035).  Most leases contain renewal options which are generally exercisable at increased rates.  Some of the leases provide for increases in the rental rates at specified times during the lease terms, prior to the expiration dates.

The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to approximately $321,000 and $246,000 for the years ended December 31, 2018 and 2017, respectively.

Our minimum lease payments due for each of the next five years are as follows:

Years Ended December 31,	(in thousands)
2019	$366
2020	332
2021	267
2022	274
2023	229
Thereafter	1,775
$3,243

Our minimum future annual rental income on leases is as follows:

Years Ended December 31,	(in thousands)
2019	$922
2020	840
2021	378
2022	286
2023	194
Thereafter	—
$2,620

H.S. West, LLC, a subsidiary of the Bank, leases space to three unrelated companies and to a law firm of which the President of the Company and the Bank is a partner. Total gross rental income included in occupancy expense on the Consolidated Statements of Operations was approximately $1.0 million and $994,000 for the years ended December 31, 2018 and 2017, respectively.

Note 5 - Goodwill and Other Intangible Assets

Our goodwill relates to the acquisition of Louis Hyatt, Inc. and the Title Company as follows as of and for the years ended December 31.  During 2018, we reached the end of the period for determination of the goodwill for the Title Company.

	2018			2017
	Louis Hyatt	Title Co.	Total	Louis Hyatt	Title Co.	Total
	(dollars in thousands)
Beginning balance	$334	$765	$1,099	$334	$—	$334
Goodwill acquired	—	5	5	—	765	765
Ending balance	$334	$770	$1,104	$334	$765	$1,099

Note 6 - Deposits

Deposits are summarized as follows as of December 31:

	2018		2017
	(dollars in thousands)
NOW	$106,508	13.7%	$63,616	10.6%
Money market	203,351	26.1%	103,649	17.2%
Savings	75,692	9.7%	98,717	16.4%
Certificates of deposit	247,351	31.7%	263,413	43.7%
Total interest-bearing deposits	632,902	81.2%	529,395	87.9%
Noninterest-bearing deposits	146,604	18.8%	72,833	12.1%
Total deposits	$779,506	100.0%	$602,228	100.0%

Scheduled maturities of certificates of deposit were as follows as of December 31:

	2018	2017
	(dollars in thousands)
One year or less	$126,980	$137,357
Greater than one year to two years	62,040	43,020
Greater than two years to three years	38,140	33,791
Greater than three years to four years	16,942	34,680
Greater than four years to five years	3,249	14,565
	$247,351	$263,413

Certificates of deposit of $250,000 or more totaled $46.4 million and $51.4 million as of December 31, 2018 and 2017, respectively. We held $10.2 million and $11.3 million in brokered certificates of deposit at December 31, 2018 and 2017, respectively.

Note 7 - Borrowings

Our borrowings consist of advances from the FHLB and a term loan from a commercial bank. The FHLB advances are available under a specific collateral pledge and security agreement, which requires that we maintain collateral for all of our borrowings equal to 30% of total assets. Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities of one year or less and may contain prepayment penalties. Long-term borrowings through the FHLB have original maturities up to 15 years and generally contain prepayment penalties. As of December 31, 2018, our total credit line with the FHLB was $265.7 million, with outstanding balances of $70.0 million and $85.0 million at December 31, 2018 and 2017, respectively.

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

Certain information regarding our borrowings is as follows as of December 31:

	2018	2017
Amount outstanding at year-end:	(dollars in thousands)
FHLB advances	$70,000	$85,000
Commercial note payable	3,500	3,500
Weighted-average interest rate at year-end:
FHLB advances	2.27%	2.40%
Commercial note payable	4.25%	4.25%
Maximum outstanding at any month-end:
FHLB advances	$96,000	$169,950
Commercial note payable	3,500	3,500
Average outstanding:
FHLB advances	$87,669	$91,456
Commercial note payable	3,500	3,500
Weighted-average interest rate during the year:
FHLB advances	2.17%	3.03%
Commercial note payable	5.04%	5.04%

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB as of December 31, 2018.  All of our borrowings are at fixed rates:

Principal
Amount (in thousands)	Fixed Rate	Maturity
$ 35,000	1.55% to 4.00%	2019
25,000	1.75% to 1.92%	2020
10,000	2.19%	2022
$ 70,000

Certain loans in the amount of $169.8 million have been pledged under a blanket floating lien to the FHLB as collateral against advances.

Note 8 - Subordinated Debentures

As of December 31, 2018 and 2017, the Company had outstanding $20.6 million in principal amount of Junior Subordinated Debt Securities, due in 2035 (the “2035 Debentures”). The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association as Trustee. The 2035 Debentures pay interest quarterly at a floating rate of interest of 3‑month LIBOR plus 200 basis points and mature on January 7, 2035. Payments of principal, interest, premium, and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture. The 2035 Debentures became redeemable, in whole or in part, by the Company on January 7, 2010.

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

Under the terms of the 2035 Debentures, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing. As of December 31, 2018, we were current on all interest due on the 2035 Debentures.

Note 9 - Employee Benefit Plans

The Bank has a 401(k) Retirement Savings Plan. Employees may contribute a percentage of their salary up to the maximum amount allowed by law. The Bank matches 50% of the first 6% of an employee’s contribution. All employees who have completed one year of service with the Bank are eligible to participate in the company match. The Bank’s contributions to this plan were $214,000, and $139,000 for the years ended December 31, 2018 and 2017, respectively.

The Bank has an Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of participating employees. The Bank recognized ESOP expense of $129,000 and $140,000 for the years ended December 31, 2018 and 2017, respectively. The plan had allocated shares totaling 518,654 and 530,138, respectively, and had unallocated shares to participants in the plan totaling 2,000 shares and 10,000 shares, respectively, as of December 31, 2018 and 2017. The fair value of the unallocated shares at December 31, 2018 was approximately $16,000.

Note 10 - Regulatory Matters

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

The Basel III rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The new capital conservation buffer requirements began phase in effective January 2016 at 0.625% of risk-weighted assets and increase by that amount each year until fully implemented in January 2019 (1.875% at December 31, 2018). An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses to executive officers if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

As of the date of the last regulatory exam, the Bank was considered “well capitalized” and as of December 31, 2018, the Bank continued to meet the requirements to be considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements.

Our regulatory capital amounts and ratios were as follows:

			Minimum		Minimum		To be Well
			Requirements		Requirements		Capitalized Under
			for Capital Adequacy		with Capital		Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018	(dollars in thousands)
Common Equity Tier 1 Capital (to risk-weighted assets)	$114,749	17.4%	$29,651	4.5%	$42,006	6.4%	$42,830	6.5%
Total capital (to risk-weighted assets)	122,889	18.7%	52,713	8.0%	65,068	9.9%	65,892	10.0%
Tier 1 capital (to risk-weighted assets)	114,749	17.4%	39,535	6.0%	51,890	7.9%	52,713	8.0%
Tier 1 capital (to average quarterly assets)	114,749	13.5%	33,932	4.0%	49,838	5.9%	42,415	5.0%

December 31, 2017
Common Equity Tier 1 Capital (to risk-weighted assets)	$105,721	16.5%	$28,904	4.5%	$36,933	5.8%	$41,750	6.5%
Total capital (to risk-weighted assets)	113,758	17.7%	51,385	8.0%	59,414	9.3%	64,231	10.0%
Tier 1 capital (to risk-weighted assets)	105,721	16.5%	38,539	6.0%	46,567	7.3%	51,385	8.0%
Tier 1 capital (to average quarterly assets)	105,721	13.5%	31,440	4.0%	41,264	5.3%	39,300	5.0%

Note 11 - Stockholders’ Equity

Series A Preferred Stock

On November 15, 2008, the Company completed a private placement offering consisting of a total of 70 units, at an offering price of $100,000 per unit, for gross proceeds of $7.0 million. Each unit consisted of 6,250 shares of the Company’s Series A 8.0% Non-Cumulative Convertible Preferred Stock. On March 13, 2018, the Company notified holders of its Series A preferred stock that the Company had exercised its option to convert each of the 437,500 outstanding shares of Series A preferred stock for one share of common stock and converted such shares on April 2, 2018.  As of that date, the Series A preferred stock was no longer deemed outstanding and all rights with respect to such stock ceased and terminated.

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

Dividend Restrictions

The Company’s ability to declare dividends on its common stock was previously limited by the terms of the Company’s Series A Preferred Stock and Series B Preferred Stock. As of December 31, 2018, those restrictions had been removed.  In 2018, we paid dividends of $1.5 million ($0.12 per share) to common stockholders.

Note 12 - Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options, warrants, and convertible preferred stock, and are determined using the treasury stock method.  Not included in the diluted earnings per share calculation for the year ended December 31, 2017 because they were anti-dilutive, were 135,800 shares of common stock issuable upon exercise of outstanding stock options. Also excluded from the calculation for the year ended December 31, 2017 were 437,500 anti-dilutive shares of common stock issuable upon conversion of the Company’s Series A Preferred Stock. There were no anti-dilutive shares for the year ended December 31, 2018.

Information relating to the calculations of our income per common share is summarized as follows for the years ended December 31:

	2018	2017
	(dollars in thousands, except for per share data)
Weighted-average shares outstanding - basic	12,585,961	12,160,983
Dilution	111,659	116,753
Weighted-average share outstanding - diluted	12,697,620	12,277,736

Net income available to common stockholders	$8,499	$2,538
Net income per share - basic	$0.68	$0.21
Net income per share - diluted	$0.67	$0.21

Note 13 - Stock-Based Compensation

We maintain a stock-based compensation plan for directors, officers, and other key employees of the Company. The aggregate number of shares of common stock that may be issued with respect to the awards granted under the plan is 500,000 plus any shares forfeited under the Company’s old stock-based compensation plan. Under the terms of the stock-based compensation plan, the Company has the ability to grant various stock compensation incentives, including stock options, stock appreciation rights, and restricted stock. The stock-based compensation is granted under terms and conditions determined by the Compensation Committee of the Board of Directors. Under the stock-based compensation plan, stock options generally have a maximum term of ten years, and are granted with an exercise price at least equal to the fair market value of the common stock on the date the options are granted. Generally, options granted to directors, officers, and employees of the Company vest over a five-year period, although the Compensation Committee has the authority to provide for different vesting schedules. We recognize forfeitures as they occur. The ability to grant new options from this plan expired in March of 2018 and no new plan had been approved as of December 31, 2018.

We account for stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the Statement of Operations at fair value. Additionally, we are required to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award. The expense is recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense included in the Consolidated Statements of Operations for the years ended December 31, 2018 and 2017 totaled $218,000 and $205,000, respectively.

Information regarding our stock-based compensation plan is as follows as of and for the years ended December 31:

	2018				2017
			Weighted-				Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of period	434,025	$5.87			339,500	$5.31
Granted	6,500	7.41			115,800	7.22
Exercised	(88,652)	4.21			(2,411)	3.37
Forfeited	(2,850)	5.89			(18,864)	4.59
Outstanding at end of period	349,023	$6.32	3.4	$578	434,025	$5.87	6.7	$619
Exercisable at end of period	179,379	$5.75	2.6	$399	191,395	$4.85	6.3	$477

The cash received from the exercise of stock options during 2018 and 2017 was $374,000 and $207,000, respectively.

The stock-based compensation expense amounts and fair values of options at the time of the grants were derived using the Black-Scholes option-pricing model. The following weighted average assumptions were used to value options granted for the years ended December 31:

	2018	2017
Expected life	5.5 years	5.5 years
Risk-free interest rate	2.67%	2.15%
Expected volatility	32.20%	33.79%
Expected dividend yield	—	—
Weighted average per share fair value of options granted	$2.57	$2.44

The expected life is based on the vesting period and the expiration date of the option granted. The Risk-free interest rate is based on the US Treasury’s five year Treasury note rate at the time of the option grant. The expected volatility is based on the closing common stock price of the Company over a five year period. The expected dividend yield was based on the Company’s prior policy of not paying a common stock dividend. The grant that occurred in 2018 was prior to any dividend declaration and therefore, did not contain an expected dividend yield component in the fair value calculation. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

As of December 31, 2018, there was $495,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over a period of 48 months.

Note 14 – Other Noninterest Expense

The breakout of our other noninterest expenses is as follows for the years ended December 31:

	2018	2017
	(dollars in thousands)
Directors fees	$246	$304
Stock expense	143	217
Insurance	238	195
Internal audit and compliance	242	259
Office expense, printing, and postage	420	434
Telephone	326	297
Loan expenses	217	121
Dues and subscriptions	141	111
OCC assessments	206	202
Other	828	611
Total other noninterest expense	$3,007	$2,751

Note 15 - Income Taxes

Our income tax expense consists of the following for the years ended December 31:

	2018	2017
	(dollars in thousands)
Current	$25	$228
Deferred	2,952	4,794
Income tax expense	$2,977	$5,022

The income tax expense is reconciled to the amount computed by applying the federal corporate tax rates of 21% in 2018 and 34% in 2017 to the net income before taxes as follows for the years ended December 31:

	2018		2017
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Tax at statutory federal rate	$2,425	21.0%	$2,666	34.0%
Adjustment for rate change	—	—%	1,887	24.1%
State tax net of Federal income tax benefit	685	5.9%	616	7.9%
Other adjustments	(133)	(1.1)%	(147)	(1.9)%
	$2,977	25.8%	$5,022	64.1%

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following at December 31:

	2018	2017
Deferred tax assets:	(dollars in thousands)
Net operating loss carryforward	$972	$3,446
Allowance	2,710	3,201
Reserve on real estate acquired through foreclosure	—	135
Reserve for uncollected interest	192	108
Reserve for contingent liability	47	31
Charitable contributions	174	127
Unrealized losses on AFS securities	28	15
AMT	185	351
Total gross deferred tax assets	4,308	7,414
Deferred tax liabilities:
FHLB stock dividends	57	61
Loan origination costs	734	534
Accelerated depreciation	817	1,122
Prepaid expenses	186	239
MSRs	120	140
Reserve on real estate acquired through foreclosure	3	—
Other	28	16
Total gross deferred tax liabilities	1,945	2,112
Net deferred tax assets	$2,363	$5,302

At December 31, 2018, federal net operating losses totaled $789,000 and expire in 2033 and 2034. The state net operating losses totaled $12.4 million and expire at various times from 2023 through 2033.

In assessing the realizability of federal or state deferred tax assets at December 31, 2018, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and prudent, feasible, and permissible, as well as available, tax planning strategies in making this assessment. Given the consistent earnings and improving asset quality, the Company’s analysis concluded that, as of December 31, 2018, it was more likely than not that it will generate sufficient taxable income within the applicable carry-forward periods to realize its net deferred tax asset. The Company will continue to have the benefit of the net operating loss carryforward relating to the deferred tax asset and will have the ability to utilize the carryforward against future federal and state income taxes.

On December 22, 2017, the Tax Act was signed into law. The Tax Act included many provisions that affect the Company’s income tax expense, including reducing the corporate federal tax rate from 34% to 21% effective January 1, 2018. As a result of the rate reduction, the Company was required to re-measure, through income tax expense in the period of enactment, its deferred tax assets and liabilities using the enacted rate at which the Company expects them to be recovered or settled. The re-measurement of the net deferred tax asset resulted in additional income tax expense of $1.9 million in 2017.

The statute of limitations for Internal Revenue Service examination of the Company’s federal consolidated tax returns remains open for tax years 2015 through 2018.

Our income tax returns are subject to review and examination by federal and state taxing authorities. We are no longer subject to examination by federal tax authorities for the years ended before 2014. The years open to examination by state taxing authorities vary by jurisdiction.

Note 16 - Commitments and Contingencies

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

The following table shows the contract amounts for our off-balance sheet instruments as of December 31:

	2018	2017
	(dollars in thousands)
Standby letters of credit	$3,321	$3,480
Home equity lines of credit	17,015	13,321
Unadvanced construction commitments	75,326	74,720
Mortgage loan commitments	1,649	595
Lines of credit	20,990	16,612
Loans sold and serviced with limited repurchase provisions	49,623	21,409

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements and are limited to real estate transactions. The majority of these standby letters of credit expire within twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes, except for certain standby letters of credit, that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of both December 31, 2018 and December 31, 2017 for guarantees under standby letters of credit issued was $42,000.

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

Mortgage loan commitments not reflected in the accompanying statements of financial condition at December 31, 2018 included three loans totaling $1.6 million. At December 31, 2017 such commitments included two loans totaling $595,000.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer’s credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within a period ranging generally from 120 to 180 days after the sale date depending on the investor’s agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. We established a reserve for potential repurchases for these loans, which amounted to $91,000 at December 31, 2018 and $63,000 at December 31, 2017. Repurchases amounted to $469,000 for the year ended December 31, 2017. There were no repurchases during the year ended December 31, 2018.

The Company provides banking services to customers who do business in the medical-use cannabis industry. While the growing, processing, and sales of medical-use cannabis is legal in the state of Maryland, the business currently violates Federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. The strict enforcement of Federal laws regarding medical-use cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the Company’s consolidated financial statements if the Federal government takes actions against the Company. As of December 31, 2018, the Company has not accrued an amount for the potential impact of any such actions.

Following is a summary of the level of business activities with our medical-use cannabis customers:

•

Deposit and loan balances at December 31, 2018 were approximately $17.0 million, or 2.2% of total deposits, and $14.1 million, or 2.1% of total loans, respectively. Deposit and loan balances at December 31,  2017 were approximately $19.2 million, or 3.2% of total deposits, and $11.9 million, or 1.8% of total loans, respectively.

•

Interest and noninterest income for the year ended December 31, 2018 were approximately $720,000 and $1.4 million, respectively. Interest and noninterest income for the year ended December 31, 2017 were approximately $280,000 and $230,000, respectively.

•

The volume of deposits accepted by these customers from the date of their license approval by the Maryland Medical Cannabis Commission through December 31, 2018 was approximately $138.9 million. The volume of deposits accepted by these customers from the date of their license approval by the Maryland Medical Cannabis Commission through December 31, 2017 was approximately $45.1 million.

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

Assets and Liabilities Measured on a Recurring Basis

The following tables present fair value measurements for assets and liabilities that are measured at fair value on a recurring basis as of and for the year ended December 31, 2018:

			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
	Value	(Level 1)	(Level 2)	(Level 3)	Period Income
Assets:	(dollars in thousands)
AFS Securities - U.S. Treasury and government agency notes	$11,978	$1,981	$9,997	$—	$—
LHFS	9,686	—	9,686	—	192
MSRs	437	—	—	437	(40)
IRLCs	100	—	—	100	78
Liabilities:
Mandatory forward contracts	16	—	16	—	(30)
Best efforts forward contracts	—	—	—	—	(3)

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

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Fair Value	Valuation	Unobservable	Range
	Estimate	Technique	Input	(Weighted-Average)
December 31, 2018:	(dollars in thousands)
MSRs	$437	Market Approach	Weighted average prepayment speed	9.80%
IRLCs	100	Market Approach	Range of pull through rate	70% - 95%
			Average pull through rate	84%

December 31, 2017:
MSRs	$477	Market Approach	Weighted average prepayment speed	3.94%
IRLCs	22	Market Approach	Range of pull through rate	80% - 95%
			Average pull through rate	90%

The activity in MSRs was as follows for the years ended December 31:

	2018	2017
	(dollars in thousands)
Beginning balance	$477	$557
Valuation adjustment	(40)	(80)
Ending balance	$437	$477

The activity in IRLCs was as follows for the years ended December 31:

	2018	2017
	(dollars in thousands)
Beginning balance	$22	$162
Valuation adjustment	78	(140)
Ending balance	$100	$22

AFS Securities

The estimated fair values of AFS debt securities are obtained from a nationally-recognized pricing service. This pricing service develops estimated fair values by analyzing like securities and applying available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare valuations. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things, and are based on market data obtained from sources independent from the Bank. We consider our U.S. Treasury securities to be Level 1. The Level 2 investments in the Bank’s portfolio are priced using those inputs that, based on the analysis prepared by the pricing service, reflect the assumptions that market participants would use to price the assets. The Bank has determined that the Level 2 designation is appropriate for these securities because, as with most fixed-income securities, those in the Bank’s portfolio are not exchange-traded, and such nonexchange-traded fixed income securities are typically priced by correlation to observed market data.

LHFS

LHFS are carried at fair value, which is determined based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements or third-party pricing models.

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

IRLCs

We utilize a third-party specialist model to estimate the fair value of our IRLCs, which are valued based upon mandatory pricing quotes from correspondent lenders less estimated costs to process and settle the loan. Fair value is adjusted for the estimated probability of the loan closing with the borrower.

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

For assets measured at fair value on a nonrecurring basis, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of assets as of December 31:

2018
Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average
(dollars in thousands)
Impaired loans	$5,678	$—	$—	$5,678	0% - 16%	6.7%

(1)	Discount based on current market conditions and estimated selling costs

	2017
			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average
	(dollars in thousands)
Impaired loans	$2,793	$—	$—	$2,793	0% - 33%	14.5%
Real estate acquired through foreclosure	178	—	—	178	0% - 22%	11.5%

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

	December 31, 2018
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$188,340	$188,340	$—	$—	$188,340
Certificates of deposit held for investment	8,780	8,780	—	—	8,780
AFS securities	11,978	1,981	9,997	—	11,978
HTM securities	38,912	2,008	36,204	—	38,212
LHFS	9,686	—	9,686	—	9,686
Loans receivable, net	674,305	—	—	670,512	670,512
Restricted stock investments	3,766	—	3,766	—	3,766
Accrued interest receivable	2,848	—	2,848	—	2,848
MSRs	437	—	—	437	437
IRLCs	100	—	—	100	100
Liabilities:
Deposits	779,506	—	778,313	—	778,313
Accrued interest payable	419	—	419	—	419
Borrowings	73,500	—	69,210	—	69,210
Subordinated debentures	20,619	—	—	20,619	20,619
Mandatory forward contracts	16	—	16	—	16

	December 31, 2017
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$21,853	$21,853	$—	$—	$21,853
Certificates of deposit held for investment	8,780	8,780	—	—	8,780
AFS securities	10,119	—	10,119	—	10,119
HTM securities	54,303	5,056	48,948	—	54,004
LHFS	4,530	—	4,530	—	4,530
Loans receivable, net	660,096	—	—	672,349	672,349
Restricted stock investments	4,489	—	4,489	—	4,489
Accrued interest receivable	2,640	—	2,640	—	2,640
MSRs	477	—	—	477	477
IRLCs	22	—	—	22	22
Mandatory forward contracts	13	—	13	—	13
Best effort forward contracts	3	—	3	—	3
Liabilities:
Deposits	602,228	—	594,659	—	594,659
Accrued interest payable	395	—	395	—	395
Borrowings	88,500	—	81,303	—	81,303
Subordinated debentures	20,619	—	—	20,619	20,619

At December 31, 2018 and 2017, the Bank had loan funding commitments of $115.0 million and $105.2 million, respectively, and standby letters of credit outstanding of $3.3 million and $3.5 million, respectively. The fair value of these commitments is nominal.

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

There were no transfers between any of Levels 1, 2, and 3 for the years ended December 31, 2018 or 2017.

Note 18 - Related Party Transactions

During the ordinary course of business, we make loans to our directors and their affiliates and several of our policy making officers on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers.

Transactions in related party loans were as follows for the years ended December 31:

	2018	2017
	(dollars in thousands)
Beginning Balance	$6,455	$3,060
Additions	771	3,667
Repayments	(3,598)	(272)
	$3,628	$6,455

During January 2007, a law firm, in which the President of the Company and the Bank is a partner, entered into a five year lease agreement with a subsidiary of the Company. The term of the lease is five years with the option to renew the lease for three additional five year terms. The second option to renew was exercised in January 2017. The total rent payments received by the subsidiary were $281,000 and $276,000 for the years ended December 31, 2018 and 2017, respectively. The law firm also reimburses the Company for its share of common area maintenance and utilities. The total reimbursement amounted to $145,000 and $131,000, respectively, for the years ended December 31, 2018 and 2017. In addition, the law firm represents the Company and the Bank in certain legal matters. The fees for services rendered by that firm were $158,000 and $149,000 for the years ended December 31, 2018 and 2017 respectively.

Total related party deposits in the Bank amounted to $3.9 million at December 31, 2018.  Additionally, the law firm of the President of the Company and Bank, described above, maintained deposits in the Bank of $270,000 at December 31, 2018.

Note 19 - Parent Company Financial Statements

The following is financial information of Severn Bancorp (parent company only):

Statements of Financial Condition

	December 31,
	2018	2017
ASSETS	(dollars in thousands)
Cash	$1,378	$1,310
Equity in net assets of subsidiaries:
Bank	115,799	108,735
Nonbank	4,152	3,886
Other assets	1,431	1,421
Total assets	$122,760	$115,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Subordinated debentures	$20,619	$20,619
Other liabilities	3,688	3,633
Total liabilities	24,307	24,252
Stockholders' Equity	98,453	91,100
Total liabilities and stockholders' equity	$122,760	$115,352

Statements of Operations

	Year Ended December 31,
	2018	2017
	(dollars in thousands)
Interest income	$1	$—
Interest expense on subordinated debentures	1,006	824
Net interest expense	(1,005)	(824)
Dividend from subsidiary	2,215	820
General and administrative expenses	(167)	(218)
Loss before income taxes and equity in undistributed net income of subsidiaries	1,043	(222)
Income tax benefit	159	71
Equity in undistributed net income of subsidiaries	7,367	2,969
Net income	8,569	2,818
Other comprehensive loss item - Unrealized holding losses on AFS
securities arising during the period (net of tax benefit of $14 and $22)	(38)	(35)
Total comprehensive income	$8,531	$2,783

Statements of Cash Flows

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:	(dollars in thousands)
Net income	$8,569	$2,818
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries, net of dividend received from subsidiary	(7,367)	(2,969)
Stock-based compensation	218	205
Deferred income taxes	(80)	(718)
(Increase) decrease in other assets	(120)	562
Increase (decrease) in accrued expenses and other liabilities	55	(7)
Net cash used in operating activities	1,275	(109)
Cash flows from financing activities:
Preferred stock dividends	(70)	(280)
Common stock dividends	(1,511)	—
Repurchase of warrant	—	(520)
Proceeds from common stock issuance	374	207
Net cash used in financing activities	(1,207)	(593)
Increase (decrease) in cash and cash equivalents	68	(702)
Cash and cash equivalents at beginning of period	1,310	2,012
Cash and cash equivalents at end of period	$1,378	$1,310

Note 20 – Subsequent Event

On February 26, 2019, the Company’s Board of Directors declared a $0.03 per share dividend to stockholders of record on March 8, 2019, payable on March 18, 2019.