Form 10-Q
period 2019-09-30
SEVERN BANCORP INC
filed 2019-11-12
CIK 868271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value –12,809,637 shares outstanding as of November 8, 2019

SEVERN BANCORP, INC. AND SUBSIDIARIES

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

Forward-looking statements reflect our expectation or prediction of future conditions, events, or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2018 Annual Report on Form 10‑K, Item 1A of Part II of the Company’s March 31, 2019 Quarterly Report on Form 10-Q, Item 1A of Part II of the Company’s June 30, 2019 Quarterly Report on Form 10-Q,  Item 1A of Part II of this Quarterly Report on Form 10‑Q, and the following:

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$2,478	$2,880
Federal funds sold and interest-bearing deposits in other banks	62,775	185,460
Cash and cash equivalents	65,253	188,340
Certificates of deposit held for investment	7,540	8,780
Securities available for sale, at fair value	9,029	11,978
Securities held to maturity (fair value of $30,459 and $38,212 at September 30, 2019 and December 31, 2018, respectively)	30,302	38,912
Mortgage loans held for sale, at fair value	17,587	9,686
Loans receivable	660,879	682,349
Allowance for loan losses	(7,431)	(8,044)
Loans, net	653,448	674,305
Real estate acquired through foreclosure	1,873	1,537
Restricted stock investments	2,431	3,766
Premises and equipment, net	22,384	22,745
Accrued interest receivable	2,514	2,848
Deferred income taxes	1,902	2,363
Bank owned life insurance	5,341	5,225
Goodwill	1,104	1,104
Other assets	5,211	2,644
Total assets	$825,919	$974,233
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest bearing	$129,777	$146,604
Interest-bearing	527,377	632,902
Total deposits	657,154	779,506
Long-term borrowings	38,498	73,500
Subordinated debentures	20,619	20,619
Accrued expenses and other liabilities	5,029	2,155
Total liabilities	721,300	875,780
Stockholders' Equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 12,777,537 and 12,759,576 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	128	128
Additional paid-in capital	65,744	65,538
Retained earnings	38,750	32,860
Accumulated other comprehensive loss	(3)	(73)
Total stockholders' equity	104,619	98,453
Total liabilities and stockholders' equity	$825,919	$974,233

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Loans	$9,146	$8,844	$27,539	$25,731
Securities	224	293	724	920
Other earning assets	484	423	2,358	787
Total interest income	9,854	9,560	30,621	27,438
Interest expense:
Deposits	1,732	1,531	5,499	3,938
Borrowings and subordinated debentures	473	684	1,543	2,244
Total interest expense	2,205	2,215	7,042	6,182
Net interest income	7,649	7,345	23,579	21,256
Reversal of provision for loan losses	(500)	(300)	(500)	(300)
Net interest income after reversal of provision for loan losses	8,149	7,645	24,079	21,556
Noninterest income:
Mortgage-banking revenue	1,108	740	2,915	1,970
Real estate commissions	430	408	1,290	1,153
Real estate management fees	144	157	470	527
Deposit service charges	565	426	1,621	1,067
Title company revenue	362	316	841	751
Other noninterest income	204	214	551	654
Total noninterest income	2,813	2,261	7,688	6,122
Noninterest expense:
Compensation and related expenses	5,065	4,661	14,499	13,359
Occupancy	379	416	1,183	1,151
Legal fees	59	37	134	79
Write-downs, losses, and costs of real estate acquired through foreclosure, net of gains	105	7	254	21
Federal Deposit Insurance Corporation insurance premiums	58	58	177	171
Professional fees	255	109	838	323
Advertising	235	302	635	751
Data processing	414	286	1,110	805
Credit report and appraisal fees	69	99	133	140
Licensing and software	266	129	741	407
Other noninterest expense	765	853	2,229	2,250
Total noninterest expense	7,670	6,957	21,933	19,457
Net income before income tax provision	3,292	2,949	9,834	8,221
Income tax provision	911	784	2,668	2,253
Net income	2,381	2,165	7,166	5,968
Dividends on preferred stock	—	—	—	(70)
Net income available to common stockholders	$2,381	$2,165	$7,166	$5,898
Net income per common share - basic	$0.19	$0.17	$0.56	$0.47
Net income per common share - diluted	$0.19	$0.17	$0.56	$0.47

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$2,381	$2,165	$7,166	$5,968
Other comprehensive income (loss) items:
Unrealized holding gains (losses) on available-for-sale securities arising during the period (net of tax expense (benefit) of $5, $(2), $26, and $(27))	8	(5)	70	(71)
Total other comprehensive income (loss)	8	(5)	70	(71)
Total comprehensive income	$2,389	$2,160	$7,236	$5,897

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30, 2019
	Number of	Number of					Accumulated
	Shares of	Shares of			Additional		Other	Total
	Preferred	Common	Preferred	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Stock	Capital	Earnings	Loss	Equity
Balance at July 1, 2019	—	12,775,137	$—	$128	$65,696	$36,878	$(11)	$102,691
Net income	—	—	—	—	—	2,381	—	2,381
Stock-based compensation	—	—	—	—	32	—	—	32
Dividends paid on common stock at $0.04 per share	—	—	—	—	—	(509)	—	(509)
Exercise of stock options	—	2,400	—	—	16	—	—	16
Other comprehensive income	—	—	—	—	—	—	8	8
Balance at September 30, 2019	—	12,777,537	$—	$128	$65,744	$38,750	$(3)	$104,619

	Three Months Ended September 30, 2018
	Number of	Number of					Accumulated
	Shares of	Shares of			Additional		Other	Total
	Preferred	Common	Preferred	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Stock	Capital	Earnings	Loss	Equity
Balance at July 1, 2018	—	12,694,926	$—	$127	$65,157	$28,858	$(101)	$94,041
Net income	—	—	—	—	—	2,165	—	2,165
Stock-based compensation	—	—	—	—	56	—	—	56
Dividends paid on common stock at $0.03 per share	—	—	—	—	—	(381)	—	(381)
Exercise of stock options	—	875	—	—	3	—	—	3
Other comprehensive loss	—	—	—	—	—	—	(5)	(5)
Balance at September 30, 2018	—	12,695,801	$—	$127	$65,216	$30,642	$(106)	$95,879

	Nine Months Ended September 30, 2019
	Number of	Number of					Accumulated
	Shares of	Shares of			Additional		Other	Total
	Preferred	Common	Preferred	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Stock	Capital	Earnings	Loss	Equity
Balance at January 1, 2019	—	12,759,576	$—	$128	$65,538	$32,860	$(73)	$98,453
Net income	—	—	—	—	—	7,166	—	7,166
Stock-based compensation	—	—	—	—	109	—	—	109
Dividends paid on common stock at $0.10 per share	—	—	—	—	—	(1,276)	—	(1,276)
Exercise of stock options	—	17,961	—	—	97	—	—	97
Other comprehensive income	—	—	—	—	—	—	70	70
Balance at September 30, 2019	—	12,777,537	$—	$128	$65,744	$38,750	$(3)	$104,619

	Nine Months Ended September 30, 2018
	Number of	Number of					Accumulated
	Shares of	Shares of			Additional		Other	Total
	Preferred	Common	Preferred	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Stock	Capital	Earnings	Loss	Equity
Balance at January 1, 2018	437,500	12,233,424	$4	$122	$65,137	$25,872	$(35)	$91,100
Net income	—	—	—	—	—	5,968	—	5,968
Stock-based compensation	—	—	—	—	169	—	—	169
Redemption of preferred stock	(437,500)	437,500	(4)	4	—	—	—	—
Dividend declared on Series A preferred stock	—	—	—	—	—	(70)	—	(70)
Dividends paid on common stock at $0.09 per share	—	—	—	—	—	(1,128)	—	(1,128)
Exercise of stock options	—	24,877	—	1	99	—	—	100
Other	—	—	—	—	(189)	—	—	(189)
Other comprehensive loss	—	—	—	—	—	—	(71)	(71)
Balance at September 30, 2018	—	12,695,801	$—	$127	$65,216	$30,642	$(106)	$95,879

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$7,166	$5,968
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,061	966
Amortization of deferred loan fees	(1,403)	(1,317)
Net amortization of premiums and discounts	120	174
Reversal of provision for loan losses	(500)	(300)
Write-downs and losses on real estate acquired through foreclosure, net of gains	244	54
Gain on sale of mortgage loans	(2,915)	(1,970)
Proceeds from sale of mortgage loans held for sale	130,129	64,815
Originations of loans held for sale	(135,766)	(67,338)
Stock-based compensation	109	169
Increase in cash surrender value of bank-owned life insurance	(116)	(122)
Deferred income taxes	435	2,083
Decrease (increase) in accrued interest receivable	334	(49)
Increase in other assets	(2,567)	(1,408)
Increase in accrued expenses and other liabilities	2,874	2,808
Net cash (used in) provided by operating activities	(795)	4,533
Cash flows from investing activities:
Redemption of certificates of deposit held for investment	1,240	—
Loan principal repayments, net of (disbursements)	22,722	(19,943)
Redemption of restricted stock investments	1,335	623
Purchases of premises and equipment, net	(700)	(758)
Activity in securities held to maturity:
Maturities/calls/repayments	8,535	11,093
Activity in available-for-sale securities:
Purchases	—	(2,000)
Maturities/calls/repayments	3,000	—
Proceeds from sales of real estate acquired through foreclosure	107	64
Net cash provided by (used in) investing activities	36,239	(10,921)
Cash flows from financing activities:
Net (decrease) increase in deposits	(122,352)	91,949
Additional long-term borrowings	—	46,500
Repayments of long-term borrowings	(35,000)	(61,500)
Common stock dividends	(1,276)	(1,128)
Preferred stock dividends	—	(70)
Exercise of stock options	97	100
Net cash (used in) provided by financing activities	(158,531)	75,851
(Decrease) increase in cash and cash equivalents	(123,087)	69,463
Cash and cash equivalents at beginning of period	188,340	21,853
Cash and cash equivalents at end of period	$65,253	$91,316
Supplemental Noncash Disclosures:
Interest paid on deposits and borrowed funds	$7,148	$6,144
Income taxes paid	1,919	96
Real estate acquired in satisfaction of loans	687	—
Initial recognition of operating lease right-of-use asset	2,684	—
Initial recognition of operating lease liability	2,684	—
Transfers of loans held for sale to loan portfolio	648	—

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 -  Summary of Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of Severn Bancorp, Inc. and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 8‑01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. In the opinion of management, all adjustments (comprising only of those of a normal recurring nature) necessary for a fair presentation of the results of operations for the interim periods presented have been made. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019 or any other interim or future period. Events occurring after the date of the financial statements up to the date the financial statements were available to be issued were considered in the preparation of the consolidated financial statements.

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

Recent Accounting Pronouncements

Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑02, Leases, which requires a lessee to recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a right-of-use (“ROU”) asset. The accounting applied by the lessor is relatively unchanged. The ASU also requires expanded qualitative and quantitative disclosures. For public business entities, the guidance was effective for interim and annual reporting periods beginning after December 15, 2018 and mandated a modified retrospective transition for all entities. We adopted this standard using the option to apply the transition provisions of the new standard at the adoption date instead of the earliest period presented as provided in ASU 2018-11. Additionally, we elected to apply all practical expedients as provided in ASU 2016-02, with the exception of the hindsight practical expedient which was not elected. As a result of the adoption of this standard, effective January 1, 2019, we recognized both an ROU asset and a lease liability of $2.7 million to be recorded in other assets and other liabilities, respectively, on the balance sheet.  The lease liability represented the present value of the future payments on five leased properties and six leased pieces of equipment within the Company’s footprint, while the ROU asset reflected the lease liability adjusted for deferred rent balances of the respective properties as of the adoption date of January 1, 2019. The Company expects its regulatory capital ratios to remain above the thresholds necessary to be classified as a “well capitalized” institution.

In March 2017, FASB issued ASU No. 2017‑08, Receivables - Nonrefundable Fees and Other costs, which provided guidance that called for the shortening of the amortization period for certain callable debt securities held at a premium. The standard was effective for interim and annual reporting periods beginning after December 15, 2018. The adoption of ASU No. 2017‑08 did not have a material impact on our financial position, results of operations, or cash flows.

In February 2018, FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which allowed a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The ASU was effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of ASU No. 2018-02 did not have a material impact on its financial position, results of operations, or cash flows.

Pronouncements Issued

In September 2016, FASB issued ASU No. 2016‑13, Financial Instruments – Credit Losses, which sets forth a current expected credit loss (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In July 2019, the FASB issued a proposal to delay the implementation for smaller reporting companies such as us until January 2023.  In October, 2019, that proposal was finalized.

We have contracted with a third party vendor to assist in the transition to CECL. The Bank has purchased the third party vendor’s CECL software and has separately contracted with their advisory services group to help with the installation and transition. As the Bank has been using other software of this specific vendor, they have access to the Bank’s historical data. The third party vendor has been analyzing the Bank’s data, and the Bank has been updating the data and the process by which data will be transferred to the third party vendor, so that they have all of the information necessary for CECL calculations. This process is almost complete. The third party vendor has also begun determining which economic factors are most directly responsible for Bank’s historical losses. They have also started to recommend pools to be used for CECL calculations, and appropriate methods (as proscribed by CECL) to calculate the reserve for the various pools. As the third party vendor has many financial institution clients, they will be able to provide peer group data to the extent the Bank’s data is not sufficient to make the many determinations required under CECL.

Although the implementation of CECL has been delayed, the Bank will continue with the implementation at a pace to ensure that we will be in position to completely transition to CECL by the required date.

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

Note 2 - Securities

The amortized cost and fair values of our available-for-sale (“AFS”) securities portfolio were as follows:

	September 30, 2019
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
U.S. Treasury securities	$999	$—	$—	$999
U.S. government agency notes	8,034	—	4	8,030
	$9,033	$—	$4	$9,029

	December 31, 2018
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
U.S. Treasury securities	$1,992	$—	$11	$1,981
U.S. government agency notes	10,086	—	89	9,997
	$12,078	$—	$100	$11,978

The amortized cost and fair values of our held-to-maturity (“HTM”) securities portfolio were as follows:

	September 30, 2019
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$1,993	$17	$—	$2,010
U.S. government agency notes	6,987	108	12	7,083
Mortgage-backed securities	21,322	78	34	21,366
	$30,302	$203	$46	$30,459

	December 31, 2018
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$1,991	$17	$—	$2,008
U.S. government agency notes	11,992	45	92	11,945
Mortgage-backed securities	24,929	6	676	24,259
	$38,912	$68	$768	$38,212

Gross unrealized losses and fair value by length of time that the individual AFS securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	September 30, 2019
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
U.S. government agency notes	2	$3,009	1	4	$5,021	3	6	$8,030	4
	2	$3,009	$1	4	$5,021	$3	6	$8,030	$4

	December 31, 2018
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
U.S. Treasury securities	1	$990	$5	1	$991	$6	2	$1,981	$11
U.S. government agency notes	—	—	—	8	9,997	89	8	9,997	89
	1	$990	$5	9	$10,988	$95	10	$11,978	$100

Gross unrealized losses and fair value by length of time that the individual HTM securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	September 30, 2019
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
U.S. government agency notes	—	$—	$—	4	$3,999	$12	4	$3,999	$12
Mortgage-backed securities	4	5,158	12	3	3,920	22	7	9,078	34
	4	$5,158	$12	7	$7,919	$34	11	$13,077	$46

	December 31, 2018
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
U.S. government agency notes	—	$—	$—	10	$9,927	$92	10	9,927	92
Mortgage-backed securities	—	—	—	18	24,011	676	18	24,011	676
	—	$—	$—	28	$33,938	$768	28	$33,938	$768

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

Contractual maturities of debt securities at September 30, 2019 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS Securities		HTM Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Due in one year or less	$9,033	$9,029	$5,002	$4,998
Due after one through five years	—	—	3,978	4,095
Mortgage-backed securities	—	—	21,322	21,366
	$9,033	$9,029	$30,302	$30,459

We did not sell any securities during the three and nine months ended September 30, 2019 or 2018.

There were no securities pledged as collateral as of September 30, 2019 or December 31, 2018.

Note 3 -  Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Residential mortgage	$271,336	$276,389
Commercial	44,774	35,884
Commercial real estate	240,764	244,088
Construction, land acquisition, and development	93,350	114,540
Home equity/2nds	11,930	13,386
Consumer	1,545	1,087
Total loans receivable	663,699	685,374
Unearned loan fees	(2,820)	(3,025)
Loans receivable	$660,879	$682,349

Certain loans in the amount of $162.3 million have been pledged under a blanket floating lien to the Federal Home Loan Bank of Atlanta (“FHLB”) as collateral against advances at September 30, 2019.

At September 30, 2019, the Bank was servicing $27.0 million in loans for the Federal National Mortgage Association (“FNMA”) and $13.6 million in loans for the Federal Home Loan Mortgage Corporation (“FHLMC”). At December 31, 2018, the Bank was servicing $29.4 million in loans for FNMA and $15.1 million in loans for FHLMC.

Credit Quality

An Allowance is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible based on evaluations of the collectability of loans and prior loan loss experience. Management has an established methodology to determine the adequacy of the Allowance that assesses the risks and losses inherent in the loan portfolio. The methodology takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Determining the amount of the Allowance requires the use of estimates and assumptions. Actual results could differ significantly from those estimates. While management uses all available information to estimate losses on loans, future additions to the Allowance may be necessary based on changes in economic conditions and our actual loss experience. In addition, various regulatory agencies periodically review the Allowance as an integral part of their examination process. Such agencies may require us to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of September 30, 2019 and December 31, 2018.

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

The following tables present, by portfolio segment, the changes in the Allowance and the recorded investment in loans:

	Three Months Ended September 30, 2019
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$2,566	$1,566	$792	$2,683	$223	$—	$263	$8,093
Charge-offs	—	—	(199)	—	—	(2)	—	(201)
Recoveries	3	—	30	—	3	3	—	39
Net (charge-offs) recoveries	3	—	(169)	—	3	1	—	(162)
Provision for (reversal of) loan losses	(182)	(54)	346	(370)	—	(1)	(239)	(500)
Ending Balance	$2,387	$1,512	$969	$2,313	$226	$—	$24	$7,431

	Nine Months Ended September 30, 2019
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$2,224	$2,736	$457	$2,239	$222	$1	$165	$8,044
Charge-offs	(20)	—	(199)	—	—	(14)	—	(233)
Recoveries	11	—	97	—	9	3	—	120
Net (charge-offs) recoveries	(9)	—	(102)	—	9	(11)	—	(113)
Provision for (reversal of) loan losses	172	(1,224)	614	74	(5)	10	(141)	(500)
Ending Balance	$2,387	$1,512	$969	$2,313	$226	$—	$24	$7,431

Ending balance - individually evaluated for impairment	$799	$—	$65	$32	$2	$—	$—	$898
Ending balance - collectively evaluated for impairment	1,588	1,512	904	2,281	224	—	24	6,533
	$2,387	$1,512	$969	$2,313	$226	$—	$24	$7,431

Ending loan balance -individually evaluated for impairment	$11,272	$—	$1,685	$729	$579	$71		$14,336
Ending loan balance -collectively evaluated for impairment	258,518	44,774	237,805	92,621	11,351	1,474		646,543
	$269,790	$44,774	$239,490	$93,350	$11,930	$1,545		$660,879

	December 31, 2018
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total
	(dollars in thousands)
Ending balance - individually evaluated for impairment	$927	$430	$142	$32	$2	$—	$—	$1,533
Ending balance - collectively evaluated for impairment	1,297	2,306	315	2,207	220	1	165	6,511
	$2,224	$2,736	$457	$2,239	$222	$1	$165	$8,044

Ending loan balance - individually evaluated for impairment	$12,579	$430	$1,992	$1,278	$871	$76		$17,226
Ending loan balance - collectively evaluated for impairment	262,180	35,454	240,701	113,262	12,515	1,011		665,123
	$274,759	$35,884	$242,693	$114,540	$13,386	$1,087		$682,349

	Three Months Ended September 30, 2018
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$2,962	$414	$2,591	$2,060	$229	$1	$—	$8,257
Charge-offs	(148)	—	—	(6)	—	—	—	(154)
Recoveries	3	—	31	—	219	—	—	253
Net (charge-offs) recoveries	(145)	—	31	(6)	219	—	—	99
Provision for (reversal of) loan losses	204	219	10	(494)	(267)	—	28	(300)
Ending Balance	$3,021	$633	$2,632	$1,560	$181	$1	$28	$8,056

	Nine Months Ended September 30, 2018
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$3,099	$527	$2,805	$1,236	$386	$2	$—	$8,055
Charge-offs	(508)	—	—	(19)	—	—	—	(527)
Recoveries	225	—	364	—	239	—	—	828
Net (charge-offs) recoveries	(283)	—	364	(19)	239	—	—	301
Provision for (reversal of) loan losses	205	106	(537)	343	(444)	(1)	28	(300)
Ending Balance	$3,021	$633	$2,632	$1,560	$181	$1	$28	$8,056

Ending balance - individually evaluated for impairment	$1,090	$—	$166	$900	$2	$1	$—	$2,159
Ending balance - collectively evaluated for impairment	1,931	633	2,466	660	179	—	28	5,897
	$3,021	$633	$2,632	$1,560	$181	$1	$28	$8,056

Ending loan balance - individually evaluated for impairment	$15,038	$—	$2,053	$1,582	$772	$78		$19,523
Ending loan balance - collectively evaluated for impairment	270,432	43,180	232,777	111,412	11,401	987		670,189
	$285,470	$43,180	$234,830	$112,994	$12,173	$1,065		$689,712

The following tables present the credit quality breakdown of our loan portfolio by class:

	September 30, 2019
		Special
	Pass	Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$266,224	$—	$3,566	$269,790
Commercial	43,571	1,203	—	44,774
Commercial real estate	235,048	2,965	1,477	239,490
ADC	92,914	—	436	93,350
Home equity/2nds	11,375	410	145	11,930
Consumer	1,545	—	—	1,545
	$650,677	$4,578	$5,624	$660,879

	December 31, 2018
		Special
	Pass	Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$270,727	$827	$3,205	$274,759
Commercial	35,435	19	430	35,884
Commercial real estate	237,387	3,523	1,783	242,693
ADC	113,072	—	1,468	114,540
Home equity/2nds	12,536	434	416	13,386
Consumer	1,087	—	—	1,087
	$670,244	$4,803	$7,302	$682,349

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans:

	September 30, 2019
	Past Due
	30-59	60-89	90+				Non-
	Days	Days	Days	Total	Current	Total	Accrual
	(dollars in thousands)
Residential mortgage	$1,382	$293	$3,326	$5,001	$264,789	$269,790	$3,386
Commercial	—	—	—	—	44,774	44,774	—
Commercial real estate	—	—	578	578	238,912	239,490	692
ADC	76	391	—	467	92,883	93,350	99
Home equity/2nds	—	—	145	145	11,785	11,930	156
Consumer	—	16	—	16	1,529	1,545	—
	$1,458	$700	$4,049	$6,207	$654,672	$660,879	$4,333

	December 31, 2018
	Past Due
	30-59	60-89	90+				Non-
	Days	Days	Days	Total	Current	Total	Accrual
	(dollars in thousands)
Residential mortgage	$1,060	$—	$1,794	$2,854	$271,905	$274,759	$2,580
Commercial	—	—	430	430	35,454	35,884	430
Commercial real estate	137	—	660	797	241,896	242,693	660
ADC	255	—	387	642	113,898	114,540	558
Home equity/2nds	96	—	428	524	12,862	13,386	428
Consumer	13	—	—	13	1,074	1,087	—
	$1,561	$—	$3,699	$5,260	$677,089	$682,349	$4,656

We did not have any loans greater than 90 days past due and still accruing as of September 30, 2019 or December 31, 2018.

The interest which would have been recorded on the above nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $440,000 and $713,000 for the nine months ended September 30, 2019 and 2018, respectively. The actual interest received on such loans amounted to $107,000 and $208,000 for the nine months ended September 30, 2019 and 2018, respectively.

The following tables summarize impaired loans:

	September 30, 2019			December 31, 2018
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related Allowance:	(dollars in thousands)
Residential mortgage	$6,534	$6,339	$—	$7,054	$6,808	$—
Commercial	—	—	—	—	—	—
Commercial real estate	1,363	1,126	—	1,244	1,206	—
ADC	599	599	—	1,142	1,143	—
Home equity/2nds	1,010	566	—	1,290	859	—
Consumer	68	68	—	76	76	—
With a related Allowance:
Residential mortgage	5,053	4,933	799	5,888	5,771	927
Commercial	—	—	—	476	430	430
Commercial real estate	559	559	65	795	786	142
ADC	130	130	32	135	135	32
Home equity/2nds	13	13	2	13	12	2
Consumer	3	3	—	—	—	—
Totals:
Residential mortgage	11,587	11,272	799	12,942	12,579	927
Commercial	—	—	—	476	430	430
Commercial real estate	1,922	1,685	65	2,039	1,992	142
ADC	729	729	32	1,277	1,278	32
Home equity/2nds	1,023	579	2	1,303	871	2
Consumer	71	71	—	76	76	—

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related Allowance:	(dollars in thousands)
Residential mortgage	$6,355	$57	$6,718	$75	$6,797	$198	$9,618	$229
Commercial	—	—	6	—	—	—	59	—
Commercial real estate	1,259	15	1,572	21	1,215	52	1,240	56
ADC	599	8	674	7	925	22	547	20
Home equity/2nds	574	11	371	10	775	32	552	34
Consumer	68	1	—	—	52	4	—	—
With a related Allowance:
Residential mortgage	4,943	66	6,020	79	5,532	206	6,899	219
Commercial	—	—	—	—	108	—	—	—
Commercial real estate	561	6	774	4	660	25	1,243	19
ADC	130	2	176	2	133	6	1,103	9
Home equity/2nds	11	—	400	4	17	1	6	11
Consumer	3	—	79	1	22	—	81	2
Totals:
Residential mortgage	11,298	123	12,738	154	12,329	404	16,517	448
Commercial	—	—	6	—	108	—	59	—
Commercial real estate	1,820	21	2,346	25	1,875	77	2,483	75
ADC	729	10	850	9	1,058	28	1,650	29
Home equity/2nds	585	11	771	14	792	33	558	45
Consumer	71	1	79	1	74	4	81	2

There were $1.3 million and $1.4 million in consumer mortgage properties included in real estate acquired through foreclosure at September 30, 2019 and December 31, 2018, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction totaled $3.5 million as of September 30, 2019 and $1.9 million at December 31, 2018.

Troubled Debt Restructure Loans (“TDR” or “TDRs”)

Our portfolio of TDRs was accounted for under the following methods:

	September 30, 2019
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications
	(dollars in thousands)
Residential mortgage	32	$7,828	2	$292	34	$8,120
Commercial real estate	2	993	—	—	2	993
ADC	1	131	—	—	1	131
Consumer	3	71	—	—	3	71
	38	$9,023	2	$292	40	$9,315

	December 31, 2018
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications
	(dollars in thousands)
Residential mortgage	36	$9,469	3	$446	39	$9,915
Commercial real estate	2	1,019	—	—	2	1,019
ADC	1	134	—	—	1	134
Consumer	3	76	—	—	3	76
	42	$10,698	3	$446	45	$11,144

There were no TDRs that defaulted during the three and nine months ended September 30, 2019 or 2018 which were modified during the previous 12 month period.

We did not modify any loans during the three and nine months ended September 30, 2019 or 2018.

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

In July 2013, federal bank regulatory agencies issued final rules to revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (“Basel III”). On January 1, 2015, the Basel III rules became effective and included transition provisions which implement certain portions of the rules through January 1, 2019. Under the final rules, the effects of certain accumulated other comprehensive income items are not excluded, however, banking organizations like us that are not considered “advanced approaches” banking organizations may make a one-time permanent election to continue to exclude these items. With the submission of the Call Report for the first quarter of 2015, we made this election in order to avoid significant variations in the level of capital that can be caused by interest rate fluctuations on the fair value of the Bank’s AFS securities portfolio.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. A financial institution can elect to be subject to this new definition. The new rule will take effect on January 1, 2020.

As of the date of the last regulatory exam, the Bank was considered “well capitalized” and as of September 30, 2019, the Bank continued to meet the requirements to be considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements.

The Bank’s regulatory capital amounts and ratios were as follows:

			Minimum		Minimum		To be Well
			Requirements		Requirements		Capitalized Under
			for Capital Adequacy		with Capital		Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019	(dollars in thousands)
Common Equity Tier 1 Capital (to risk-weighted assets)	$120,432	18.5%	$29,256	4.5%	$45,509	7.0%	$42,259	6.5%
Total capital (to risk-weighted assets)	127,839	19.7%	52,011	8.0%	68,264	10.5%	65,014	10.0%
Tier 1 capital (to risk-weighted assets)	120,432	18.5%	39,008	6.0%	55,261	8.5%	52,011	8.0%
Tier 1 capital (to average quarterly assets)	120,432	13.5%	35,652	4.0%	57,935	6.5%	44,565	5.0%

December 31, 2018
Common Equity Tier 1 Capital (to risk-weighted assets)	$114,749	17.4%	$29,651	4.5%	$42,006	6.4%	$42,830	6.5%
Total capital (to risk-weighted assets)	122,889	18.7%	52,713	8.0%	65,068	9.9%	65,892	10.0%
Tier 1 capital (to risk-weighted assets)	114,749	17.4%	39,535	6.0%	51,890	7.9%	52,713	8.0%
Tier 1 capital (to average quarterly assets)	114,749	13.5%	33,932	4.0%	49,838	5.9%	42,415	5.0%

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

There were no anti-dilutive shares for the three or nine months ended September 30, 2019 or 2018.

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

Information relating to the calculations of our income per common share is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands, except for per share data)
Weighted-average shares outstanding - basic	12,776,911	12,695,136	12,775,104	12,541,032
Dilution	64,768	137,497	78,708	110,228
Weighted-average share outstanding - diluted	12,841,679	12,832,633	12,853,812	12,651,260

Net income available to common stockholders	$2,381	$2,165	$7,166	$5,898
Net income per share - basic	$0.19	$0.17	$0.56	$0.47
Net income per share - diluted	$0.19	$0.17	$0.56	$0.47

Note 6 - Stock-Based Compensation

We have maintained a stock-based compensation plan for directors, officers, and other key employees of the Company. The aggregate number of shares of common stock that could be issued with respect to the awards granted under the 2008 plan was 500,000 plus any shares forfeited under the Company’s old stock-based compensation plan. Under the terms of the 2008 stock-based compensation plan, the Company had the ability to grant various stock compensation incentives, including stock options, stock appreciation rights, and restricted stock. The 2008 stock-based compensation was granted under terms and conditions determined by the Compensation Committee of the Board of Directors. Under the 2008 stock-based compensation plan, stock options generally had a maximum term of ten years, and were granted with an exercise price at least equal to the fair market value of the common stock on the date the options were granted. Generally, options granted to directors, officers, and employees of the Company vested over a five-year period, although the Compensation Committee had the authority to provide for different vesting schedules. The ability to grant new options from the 2008 plan expired in March of 2018. The 2019 Equity Incentive Plan, with similar provisions as the 2008 plan and 500,000 shares available for grant was approved at the stockholders’ meeting in May of 2019.  No shares have been granted from this plan as of September 30, 2019.

We account for stock-based compensation in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the Statement of Income at fair value. Additionally, we are required to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award. The expense is recognized over the period during which an employee is required to provide service in exchange for the award.  Stock-based compensation expense included in the consolidated Statements of Income for the three months ended September 30, 2019 and 2018 totaled $32,000 and $56,000, respectively. Stock-based compensation expense included in the consolidated Statements of Income for the nine months ended September 30, 2019 and 2018 totaled $109,000 and $169,000, respectively.

Information regarding our stock-based compensation plan is as follows as of and for the nine months ended September 30:

	2019				2018
			Weighted-				Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of period	349,023	$6.32			434,025	$5.87
Granted	—	—			6,500	7.41
Exercised	(17,961)	5.39			(24,877)	3.98
Forfeited	(54,000)	6.58			(2,600)	5.78
Outstanding at end of period	277,062	$6.33	2.6	$461	413,048	$6.01	5.8	$1,565
Exercisable at end of period	185,970	$5.94	2.0	$383	229,687	$5.26	5.7	$1,043

The cash received from the exercise of stock options amounted to $16,000 and $3,000 for the three months ended September 30, 2019 and 2018, respectively, and $97,000 and $100,000 for the nine months ended September 30, 2019 and 2018, respectively.

The stock-based compensation expense amounts and fair values of options at the time of the grants were derived using the Black-Scholes option-pricing model. The following weighted average assumptions were used to value options granted for the nine months ended September 30, 2018.  There were no options granted in 2019.

Expected life	5.5 years
Risk-free interest rate	2.67%
Expected volatility	32.20%
Expected dividend yield	—
Weighted average per share fair value of options granted	$2.57

As of September 30, 2019, there was $290,305 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over the next 48 months.

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

	September 30,	December 31,
	2019	2018
	(dollars in thousands)
Standby letters of credit	$3,577	$3,321
Home equity lines of credit	17,375	17,015
Unadvanced construction commitments	79,385	75,326
Mortgage loan commitments	1,628	1,649
Lines of credit	21,990	20,990
Loans sold and serviced with limited repurchase provisions	66,194	49,623

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements and are limited to real estate transactions. The majority of these standby letters of credit expire within twelve months, with automatic one year renewals. The Bank has the option to stop any automatic renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes, except for certain standby letters of credit, that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2019 and December 31, 2018 for guarantees under standby letters of credit issued was $13,000 and $42,000, respectively.

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

Residential mortgage loan commitments at both September 30, 2019 and December 31, 2018 consisted of three loans totaling $1.6 million.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer’s credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within a period ranging generally from 120 to 180 days after the sale date depending on the investor agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. We did not repurchase any loans during the nine months ended September 30, 2019 or 2018.

Other Contingencies

The Company provides banking services to customers who do business in the medical-use cannabis industry. While the growing, processing, and sales of medical-use cannabis is legal in the state of Maryland, the business currently violates Federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. The strict enforcement of Federal laws regarding medical-use cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the Company’s consolidated financial statements if the Federal government takes actions against the Company. As of September 30, 2019, the Company has not accrued an amount for the potential impact of any such actions.

Following is a summary of the level of business activities with our medical-use cannabis customers:

•  Deposit and loan balances at September 30, 2019 were approximately $20.6 million, or 3.1% of total deposits, and $15.4 million, or 2.3% of total loans, respectively. Deposit and loan balances at December 31, 2018 were approximately $17.0 million, or 2.2% of total deposits, and $14.1 million, or 2.1% of total loans, respectively.

•Interest and noninterest income for the three months ended September 30, 2019 were approximately $227,000 and $515,000, respectively. Interest and noninterest income for the three months ended September 30, 2018 were approximately $231,000 and $376,000, respectively.

•Interest and noninterest income for the nine months ended September 30, 2019 were approximately $655,000 and $1.5 million, respectively. Interest and noninterest income for the nine months ended September 30, 2018 were approximately $541,000 and $921,000, respectively.

•The volume of deposits in the accounts of medical-use cannabis customers for the three and nine months ended September 30, 2019 was approximately $70.5 million and $176.6 million, respectively. The volume of deposits in the accounts of medical-use cannabis customers for the three and nine months ended September 30, 2018 was approximately $41.5 million and $70.8 million, respectively.

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

Assets Measured on a Recurring Basis

The following table presents fair value measurements for assets that are measured at fair value on a recurring basis as of and for the nine months ended September 30,  2019:

			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
	Value	(Level 1)	(Level 2)	(Level 3)	Period Income
Assets:	(dollars in thousands)
AFS Securities - U.S. Treasury notes	$999	$999	$—	$—	$—
AFS Securities - U.S. government agency notes	8,030	—	8,030	—	—
Loans held for sale ("LHFS")	17,587	—	17,587	—	(373)
Mortgage servicing rights ("MSRs")	316	—	—	316	(121)
Interest-rate lock commitments ("IRLCs")	180	—	—	180	80
Best efforts forward contracts	26	—	26	—	26
Mandatory forward contracts	46	—	46	—	63

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

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Fair Value	Valuation	Unobservable	Range
	Estimate	Technique	Input	(Weighted-Average)
September 30, 2019:	(dollars in thousands)
MSRs	$316	Market Approach	Weighted average prepayment speed	13.60%
IRLCs	180	Market Approach	Range of pull through rate	80% - 95%
			Average pull through rate	90%

December 31, 2018:
MSRs	$437	Market Approach	Weighted average prepayment speed	9.80%
IRLCs	100	Market Approach	Range of pull through rate	70% - 95%
			Average pull through rate	84%

The following table shows the activity in the MSRs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Beginning balance	$343	$501	$437	$477
Valuation adjustment	(27)	(19)	(121)	5
Ending balance	$316	$482	$316	$482

The following table shows the activity in the IRLCs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Beginning balance	$345	$168	$100	$22
Valuation adjustment	(165)	19	80	165
Ending balance	$180	$187	$180	$187

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

	September 30, 2019
			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average
	(dollars in thousands)
Impaired loans	$4,849	$—	$—	$4,849	0% - 160%	8%
Real estate acquired through foreclosure	551	—	—	551	0% - 16%	15%

(1)	Discount based on current market conditions and estimated selling costs

December 31, 2018
Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average
(dollars in thousands)
Impaired loans	$5,678	$—	$—	$5,678	0% - 16%	6.7%

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

Fair Value of All Financial Instruments

The carrying value and fair value of all financial instruments are summarized in the following tables:

	September 30, 2019
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$65,253	$65,253	$—	$—	$65,253
Certificates of deposit held for investment	7,540	7,540	—	—	7,540
AFS securities	9,029	999	8,030	—	9,029
HTM securities	30,302	2,010	28,449	—	30,459
LHFS	17,587	—	17,587	—	17,587
Loans receivable, net	653,448	—	—	679,547	679,547
Restricted stock investments	2,431	—	2,431	—	2,431
Accrued interest receivable	2,514	—	2,514	—	2,514
ROU asset	2,534	—	2,534	—	2,534
MSRs	316	—	—	316	316
IRLCs	180	—	—	180	180
Mandatory forward contracts	46	—	46	—	46
Best effort forward contracts	26	—	26	—	26
Liabilities:
Deposits	657,154	—	660,174	—	660,174
Accrued interest payable	332	—	332	—	332
Borrowings	38,498	—	35,022	—	35,022
Subordinated debentures	20,619	—	—	20,619	20,619
Lease liability	2,572	—	2,572	—	2,572

	December 31, 2018
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$188,340	$188,340	$—	$—	$188,340
Certificates of deposit held for investment	8,780	8,780	—	—	8,780
AFS securities	11,978	1,981	9,997	—	11,978
HTM securities	38,912	2,008	36,204	—	38,212
LHFS	9,686	—	9,686	—	9,686
Loans receivable, net	674,305	—	—	670,512	670,512
Restricted stock investments	3,766	—	3,766	—	3,766
Accrued interest receivable	2,848	—	2,848	—	2,848
MSRs	437	—	—	437	437
IRLCs	100	—	—	100	100
Liabilities:
Deposits	779,506	—	778,313	—	778,313
Accrued interest payable	419	—	419	—	419
Borrowings	73,500	—	69,210	—	69,210
Subordinated debentures	20,619	—	—	20,619	20,619
Mandatory forward contracts	16	—	16	—	16

At September 30, 2019 and December 31, 2018 the Bank had loan funding commitments of $120.4 million and $115.0 million, respectively, and standby letters of credit outstanding of $3.6 million and $3.3 million, respectively. The fair value of these commitments is nominal.

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

There were no transfers between any of Levels 1, 2 and 3 for the nine months ended September 30, 2019 or 2018 or for the year ended December 31, 2018.

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

September 30, 2019
(dollars in thousands)
Lease ROU assets	$2,534
Lease liabilities	2,572

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. Our lease agreements often include one or more options to renew at our discretion. If at lease inception, we consider the exercising of a renewal option to be reasonably certain we will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, we utilize our incremental borrowing rate at lease inception over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. The weighted-average remaining lease term was 11.85 years and the weighted-average discount rate was 3.26% as of September 30, 2019.

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

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(dollars in thousands)
Operating lease costs	$110	$323
Variable lease cost	—	—
Total lease cost	110	323

Cash paid on operating lease liabilities amounted to $81,000 and $240,000 for the three and nine months ended September 30, 2019 and  2018, respectively.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more were as follows:

September 30, 2019
Lease payments due:	(dollars in thousands)
September 30, 2020	$353
September 30, 2021	330
September 30, 2022	326
September 30, 2023	279
September 30, 2024	250
Thereafter	1,627
Total future minimum lease payments	3,165
Amounts representing interest	(593)
Present value of net future minimum lease payments	2,572

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

The Company

The Company is a savings and loan holding company chartered as a corporation in the state of Maryland in 1990. It conducts business primarily through three subsidiaries, Severn Savings Bank, FSB (the “Bank”), Mid-Maryland Title Company, Inc. (the “Title Company”), and SBI Mortgage Company (“SBI”). SBI holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation (“Crownsville”), which is doing business as Annapolis Equity Group and acquires real estate for syndication and investment purposes. The Title Company is a real estate settlement company that handles commercial and residential real estate settlements in Maryland. The Bank’s principal subsidiary, Louis Hyatt, Inc. (“Hyatt Commercial”), conducts business as Hyatt Commercial, a commercial real estate brokerage and property management company. We maintain seven branches in Anne Arundel County, Maryland at September 30, 2019. The branches offer a full range of deposit products and we originate mortgages in the Bank’s primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware, and Virginia. As of September 30, 2019, we had 170 full-time equivalent employees.

Overview

The Company provides a wide range of personal and commercial banking services. Personal services include mortgage lending and various other lending services as well as deposit products such as personal Internet banking and online bill pay, checking accounts, individual retirement accounts, money market accounts, and savings and time deposit accounts. Commercial services include commercial secured and unsecured lending services as well as business Internet banking, corporate cash management services, and deposit services to commercial customers, including those in the medical-use cannabis industry. The Company also provides ATMs, credit cards, debit cards, safe deposit boxes, and telephone banking, among other products and services.

We have experienced an improved level of profitability for the three and nine months ended September 30, 2019, primarily due to an improvement in net interest income as well as improved profitability of our mortgage-banking operations. We recognized increased deposit service charges as a result of fees from medical-use cannabis deposit accounts. Noninterest expenses increased for the three and nine months ended September 30, 2019 due to increased consulting fees and investments in staff and systems to enhance production and efficiency.

The Company expects to experience similar market conditions during the remainder of 2019, provided interest rates do not increase or decrease rapidly. If interest rates change rapidly, demand for loans may fluctuate and our interest rate spread could change significantly. We continue to manage loan and deposit pricing against the risks of rising costs of our deposits and borrowings. Interest rates are outside of our control, so we must attempt to balance the pricing and duration of the loan portfolio against the risks of rising or declining costs of our deposits and borrowings. The continued success and attraction of Anne Arundel County, Maryland, and vicinity, will also be important to our ability to originate and grow loans and deposits, as will our continued focus on maintaining a low overhead. If volatility in the market and the economy occurs, our business, financial condition, results of operations, access to funds, and the price of our stock could be materially and adversely impacted.

Critical Accounting Policies

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and prevailing practices within the banking industry. Accordingly, preparation of the financial statements requires management to exercise significant judgment or discretion or make significant assumptions and estimates based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The accounting policies we view as critical are those relating to the allowance for loan losses (“Allowance”), the valuation of securities, the valuation of real estate acquired through foreclosure, and the valuation of deferred tax assets and liabilities. Significant accounting policies are discussed in detail in “Notes to Consolidated Financial Statements - Note 1 - Summary of Significant Account Policies” in our Annual Report on Form 10-K as of and for the year ended December 31, 2018. There have been no material changes to the significant accounting policies as described in the Annual Report other than those mentioned in Note 1 to the financial statements in this Quarterly Report on Form 10-Q. Disclosures regarding the effects of new accounting pronouncements are included in Note 1 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Net Income

Three Months Ended September 30

Net income increased by $216,000, or 10.0%, to $2.4 million for the three months ended September 30, 2019 compared to $2.2 million for the three months ended September 30, 2018. Basic and diluted income per share were $0.19 for the three months ended September 30, 2019, compared to basic and diluted income per share of $0.17 for the three months ended September 30, 2018. The increase in net income reflected increased net interest income, noninterest income, and an increase in the reversal of the provision for loan losses, partially offset by increased noninterest expense and income tax provision.

Nine Months Ended September 30

Net income increased $1.2 million, or 20.1%, to $7.2 million for the nine months ended September 30, 2019, compared to $6.0 million for the nine months ended September 30, 2018. Basic and diluted income per share were $0.56 for the nine months ended September 30, 2019, compared to basic and diluted income per share of $0.47 for the nine months ended

September 30, 2018. The increase in net income reflected improved net interest income, noninterest income, and an increase in the reversal of the provision for loan losses, partially offset by increased noninterest expense and income tax provision.

Net Interest Income

Three Months Ended September 30

Net interest income increased by $304,000, or 4.1%, to $7.6 million for the three months ended September 30, 2019, compared to $7.3 million for the same period of 2018. Our net interest margin decreased from 3.65% for the three months ended September 30, 2018 to 3.53% for the three months ended September 30, 2019. Our net interest spread decreased from 3.33% for the three months ended September 30, 2018 to 3.19% for the three months ended September 30, 2019.

Nine Months Ended September 30

Net interest income increased by $2.3 million, or 10.9%, to $23.6 million for the nine months ended September 30, 2019, compared to $21.3 million for the nine months ended September 30, 2018. Our net interest margin decreased from 3.63% for the nine months ended September 30, 2018 to 3.58% for the nine months ended September 30, 2019. Our net interest spread decreased from 3.34% for the nine months ended September 30, 2018 to 3.24% for the nine months ended September 30, 2019.

Interest Income

Three Months Ended September 30

Interest income increased by $294,000, or 3.1%, to $9.9 million for the three months ended September 30, 2019, compared to $9.6 million for the three months ended September 30, 2018, primarily due to an increase in interest income from an increased volume of other interest-earning assets. Average interest-earning assets increased from $797.7 million for the three months ended September 30, 2018 to $860.3 million for the three months ended September 30, 2019, due primarily to growth in average other interest-earning assets of $73.4 million. Such increase resulted primarily from increased average interest-earning deposits in banks, which was the result of increased deposits from our medical-use cannabis customers, most of which occurred in the latter part of 2018. Average loans outstanding decreased $961,000 from $678.8 million for the three months ended September 30, 2018 to $677.8 million for the three months ended September 30, 2019. The average yield on interest-earning assets decreased 21 basis points to 4.54% for the three months ended September 30, 2019 from 4.75% for the three months ended September 30, 2018, due to growth in lower yielding other interest-earning assets. The average yield on other interest-earning assets decreased to 1.43% for the three months ended September 30, 2019 from 3.03% for the three months ended September 30, 2018, primarily due to a change in the mix of other interest-earning asset types. We held less Federal Home Loan Bank of Atlanta (“FHLB”) stock and certificates of deposit held for investment during the three months ended September 30, 2019 than during the three months ended September 30, 2018. The average yield on loans held for investment increased from 5.11% for the three months ended September 30, 2018 to 5.33% for the three months ended September 30, 2019 as a result of the increased interest rate environment in 2019 compared to 2018.

Nine Months Ended September 30

Interest income increased by $3.2 million, or 11.6%, to $30.6 million for the nine months ended September 30, 2019, compared to $27.4 million for the nine months ended September 30, 2018, primarily due to increases in interest income on loans and other interest-earning assets. Average interest-earning assets increased from $783.2 million for the nine months ended September 30, 2018 to $881.4 million for the nine months ended September 30, 2019 due primarily to growth in average other interest-earning assets of $104.8 million, most of which consisted of interest-earning deposits in banks. The increase in interest-bearing deposits in banks was the result of increased deposits from our medical-use cannabis customers in the latter part of 2018. The average yield on interest-earning assets decreased four basis points to 4.64% for the nine months ended September 30, 2019 from 4.68% for the nine months ended September 30, 2018, also due to growth in lower yielding other interest-earning assets. The average yield on other interest-earning assets decreased to 2.06% for the nine months ended September 30, 2019 from 2.18% for the nine months ended September 30, 2018, primarily due to a change in the mix of other interest-earning asset types, with a lower volume of FHLB stock and certificates of deposit held for investment during the nine months ended September 30, 2019, compared to the same period of 2018. Average loans outstanding increased $4.8 million from $673.7 million for the nine months ended September 30, 2018 to $678.5 million for the nine months ended September 30, 2019. The average yield on loans held for investment increased from 5.06% for the nine months ended September 30, 2018 to 5.41% for the nine months ended September 30, 2019 as a result of the increased interest rate environment in 2019 compared to 2018.

Interest Expense

Three Months Ended September 30

Total interest expense remained relatively stable at $2.2 million for both the three months ended September 30, 2019 and 2018. We experienced an increase in deposit interest expense, primarily due to an increase in the average rate paid on certificates of deposit from 1.81% for the three months ended September 30, 2018 to 2.54% for the same period of 2019. We also experienced an increase in the average balance of interest-bearing deposits from $510.1 million for the three months ended September 30, 2018 to $577.5 million for the three months ended September 30, 2019. The average balance of checking and savings accounts increased significantly from $283.6 million for the three months ended September 30, 2018 to $378.4 million for the three months ended September 30, 2019, primarily due to increases in our medical-use cannabis related accounts, occurring mostly in the latter part of 2018. The average balance of certificates of deposit decreased from $226.4 million for the three months ended September 30, 2018 to $199.1 million for the same period of 2019 due to runoff from maturing certificates of deposit. Average borrowings decreased $36.8 million during the three months ended September 30, 2019 compared to the same period of 2018, due to payoffs of FHLB advances.

Nine Months Ended September 30

Interest expense increased by $860,000, or 13.9%, to $7.0 million for the nine months ended September 30, 2019, compared to $6.2 million for the nine months ended September 30, 2018 as a result of a $1.6 million increase in interest expense on deposits, partially offset by a $701,000 decrease in interest expense on borrowings. The increase in deposit interest expense was primarily due to an increase in the average rate paid on interest-bearing deposits, driven by the higher interest rate environment that existed in the earlier part of 2019 as well as increased effects of competition with other financial institutions. These factors increased the average rate paid on deposits from 1.04% for the nine months ended September 30, 2018 to 1.23% for the nine months ended September 30, 2019. The average rate paid on certificates of deposit increased from 1.68% for the nine months ended September 30, 2018 to 2.22% for the same period of 2019. Additionally, the average rate paid on checking and savings accounts increased from 0.53% for the nine months ended September 30, 2018 to 0.71% for the nine months ended September 30, 2019. The average balance of checking and savings accounts increased significantly from $280.7 million for the nine months ended September 30, 2018 to $391.6 million for the nine months ended September 30, 2019, primarily due to increases in our medical-use cannabis related accounts in the latter part of 2018.  The average balance of certificates of deposit decreased from $224.2 million for the nine months ended September 30, 2018 to $205.4 million for the same period of 2019 due to runoff from maturing certificates of deposit. Average borrowings decreased $36.9 million during the nine months ended September 30, 2019 compared to the same period of 2018 due to payoffs of FHLB advances.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and average rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended September 30,
	2019			2018
	Average		Yield/	Average		Yield/
	Balance	Interest (2)	Rate (4)	Balance	Interest (2)	Rate (4)
ASSETS	(dollars in thousands)
Loans (1)	$677,792	$9,109	5.33%	$678,753	$8,744	5.11%
Loans held for sale ("LHFS")	12,797	37	1.15%	6,337	100	6.26%
Available-for-sale ("AFS") securities	11,169	47	1.67%	11,867	53	1.77%
HTM securities	34,977	177	2.01%	49,040	240	1.94%
Other interest-earning assets (3)	120,605	434	1.43%	47,201	360	3.03%
Restricted stock investments, at cost	2,952	50	6.72%	4,504	63	5.55%
Total interest-earning assets	860,292	9,854	4.54%	797,702	9,560	4.75%
Allowance	(8,091)			(8,218)
Cash and other noninterest-earning assets	46,755			42,969
Total assets	$898,956	9,854		$832,453	9,560

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Checking and savings	$378,360	459	0.48%	$283,635	498	0.70%
Certificates of deposit	199,127	1,273	2.54%	226,415	1,033	1.81%
Total interest-bearing deposits	577,487	1,732	1.19%	510,050	1,531	1.19%
Borrowings	72,397	473	2.59%	109,155	684	2.49%
Total interest-bearing liabilities	649,884	2,205	1.35%	619,205	2,215	1.42%
Noninterest-bearing deposit accounts	137,598			115,416
Other noninterest-bearing liabilities	8,181			2,206
Stockholders' equity	103,293			95,626
Total liabilities and stockholders' equity	$898,956	2,205		$832,453	2,215
Net interest income/net interest spread		$7,649	3.19%		$7,345	3.33%
Net interest margin			3.53%			3.65%

(1)Nonaccrual loans are included in average loans.

(2)There are no tax equivalency adjustments.

(3)Other interest-earning assets include interest-earning deposits, federal funds sold, and certificates of deposit held for investment.

(4)Annualized.

	Nine Months Ended September 30,
	2019			2018
	Average		Yield/	Average		Yield/
	Balance	Interest (2)	Rate (4)	Balance	Interest (2)	Rate (4)
ASSETS	(dollars in thousands)
Loans (1)	$678,495	$27,436	5.41%	$673,689	$25,523	5.06%
LHFS	9,851	103	1.40%	4,977	208	5.59%
AFS securities	11,593	148	1.71%	11,753	156	1.77%
HTM securities	36,336	576	2.12%	50,767	764	2.01%
Other interest-earning assets (3)	142,039	2,192	2.06%	37,261	607	2.18%
Restricted stock investments, at cost	3,110	166	7.14%	4,705	180	5.11%
Total interest-earning assets	881,424	30,621	4.64%	783,152	27,438	4.68%
Allowance	(8,080)			(8,181)
Cash and other noninterest-earning assets	43,788			43,224
Total assets	$917,132	30,621		$818,195	27,438

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Checking and savings	$391,596	2,083	0.71%	$280,739	1,122	0.53%
Certificates of deposit	205,416	3,416	2.22%	224,248	2,816	1.68%
Total interest-bearing deposits	597,012	5,499	1.23%	504,987	3,938	1.04%
Borrowings	77,005	1,543	2.68%	113,929	2,244	2.63%
Total interest-bearing liabilities	674,017	7,042	1.40%	618,916	6,182	1.34%
Noninterest-bearing deposits	135,763			108,671
Other noninterest-bearing liabilities	5,227			2,224
Stockholders' equity	102,125			88,384
Total liabilities and stockholders' equity	$917,132	7,042		$818,195	6,182
Net interest income/net interest spread		$23,579	3.24%		$21,256	3.34%
Net interest margin			3.58%			3.63%

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

	Three Months Ended September 30, 2019 vs. 2018			Nine Months Ended September 30, 2019 vs. 2018
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
Interest earned on:	(dollars in thousands)
Loans	$449	$(84)	$365	$1,730	$183	$1,913
LHFS	(388)	325	(63)	(282)	177	(105)
AFS securities	(3)	(3)	(6)	(6)	(2)	(8)
HTM Securities	54	(117)	(63)	62	(250)	(188)
Other interest-earning assets	(1,109)	1,183	74	(55)	1,640	1,585
Restricted stock investments, at cost	61	(74)	(13)	80	(94)	(14)
Total interest income	(936)	1,230	294	1,529	1,654	3,183

Interest paid on:
Interest-bearing deposits:
Checking and savings	(652)	613	(39)	438	523	961
Certificates of deposit	944	(704)	240	979	(379)	600
Total interest-bearing deposits	292	(91)	201	1,417	144	1,561
Borrowings	179	(390)	(211)	63	(764)	(701)
Total interest expense	471	(481)	(10)	1,480	(620)	860
Net interest income	$(1,407)	$1,711	$304	$49	$2,274	$2,323

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

We recorded a reversal of the provision for loan losses of $500,000 during the three and nine months ended September 30, 2019. We recorded a $300,000 reversal of the provision for loan losses for the three and nine months ended September 30, 2018.

See additional information about the provision for loan losses under “Credit Risk Management and the Allowance” later in this Item.

Noninterest Income

Three Months Ended September 30

Total noninterest income increased by $552,000, or 24.4%, to $2.8 million for the three months ended September 30, 2019, compared to $2.3 million for the three months ended September 30, 2018, with the majority of the increase from mortgage-banking revenue and deposit service charges. Mortgage-banking revenue increased $368,000, or 49.7%, due to the increased volume of loans originated from $26.5 million during the three months ended September 30, 2018 to $46.9 million during the three months ended September 30, 2019. Deposit service charges increased $139,000, or 32.6%, due primarily to on-boarding and monthly fees associated with medical-use cannabis customer accounts. The Title Company generated $362,000 in revenue during the three months ended September 30, 2019 compared to $316,000 for the three months ended September 30, 2018 due to an increase in loan closings and related title work.

Nine Months Ended September 30

Total noninterest income increased by $1.6 million, or 25.6%, to $7.7 million for the nine months ended September 30, 2019, compared to $6.1 million for the nine months ended September 30, 2018, with increases in most noninterest income categories. Mortgage-banking revenue increased $945,000, or 48.0%, due to the increased volume of loans originated from $67.3 million during the nine months ended September 30, 2018 to $135.8 million during the nine months ended September 30, 2019. Deposit service charges increased $554,000, or 51.9%, due primarily to on-boarding and monthly fees associated with medical-use cannabis customer accounts. Real estate commissions increased $137,000, or 11.9% due to an increase in the volume of properties sold during the nine months ended September 30, 2019 compared to the same period of 2018. The Title Company generated $841,000 in revenue during the nine months ended September 30, 2019 compared to $751,000 for the nine months ended September 30, 2018 due to an increase in loan closings and related title work.

Noninterest Expense

Three Months Ended September 30

Total noninterest expense increased $713,000, or 10.2%, to $7.7 million for the three months ended September 30, 2019, compared to $7.0 million for the three months ended September 30, 2018, primarily due to increases in compensation and related expenses, increased write-downs on real estate acquired through foreclosure, professional fees, data processing fees, and licensing and software expenses. Compensation and related expenses increased by $404,000, or 8.7%, to $5.1 million for the three months ended September 30, 2019, compared to $4.7 million for the three months ended September 30, 2018. This increase was primarily due to annual salary increases, additional hirings for our new branch, and increased commission expense that corresponds with our increased mortgage-banking volumes. Professional fees increased $146,000 due to increased consulting costs. Data processing fees and licensing and software expense increased $128,000 and $137,000, respectively, due to additional efficiency and security enhancements to our core and related systems, as well as the implementation of a new customer relationship management (“CRM”) system. We experienced write-downs and costs related to real estate acquired through foreclosure of $105,000 during the three months ended September 30, 2019 compared to $7,000 during the same period of 2018. The majority of the increase from the three month period ended September 30, 2018 to the three month period ended September 30, 2019 was due to the write down of one property.

Nine Months Ended September 30

Total noninterest expense increased $2.5 million, or 12.7%, to $21.9 million for the nine months ended September 30, 2019, compared to $19.5 million for the nine months ended September 30, 2018, primarily due to increases in compensation and related expenses, professional fees, data processing fees, licensing and software expenses, and increased write-downs on real estate acquired through foreclosure. Compensation and related expenses increased by $1.1 million, or 8.5%, to $14.5 million for the nine months ended September 30, 2019, compared to $13.4 million for the nine months ended September 30, 2018. This increase was primarily due to the aforementioned annual salary increases, additional hirings, and commission expense. Professional fees increased $515,000 due to increased consulting costs. Data processing fees and licensing and software expense increased $305,000 and $334,000, respectively, due to the aforementioned efficiency and security system enhancements and the new CRM system. We experienced write-downs and costs related to real estate acquired through foreclosure of $254,000 during the nine months ended September 30, 2019 compared to $21,000 during the same period of 2018. The majority of the increase from the nine month period ended September 30, 2018 to the nine month period ended September 30, 2019 was due to the write down of three properties.

Income Tax Provision

Three Months Ended September 30

We recorded a $911,000 tax provision on net income before income taxes of $3.3 million for the three months ended September 30, 2019 for an effective tax rate of 27.7%, compared to an income tax provision of $784,000 on net income before income taxes of $2.9 million for the three months ended September 30, 2018, for an effective tax rate of 26.6%.

Nine Months Ended September 30

We recorded a $2.7 million tax provision on net income before income taxes of $9.8 million for the nine months ended September 30, 2019 for an effective tax rate of 27.1%, compared to an income tax provision of $2.3 million on net income before income taxes of $8.2 million for the nine months ended September 30, 2018, for an effective tax rate of 27.4%.

Financial Condition

Total assets decreased $148.3 million to $825.9 million at September 30, 2019, compared to $974.2 million at December 31, 2018. This decrease was primarily due to a $123.1 million, or 65.4%, decrease in cash and cash equivalents, to $65.3 million at September 30, 2019 from $188.3 million at December 31, 2018 due to the runoff of certain medical-use cannabis related deposit accounts. Additionally, we experienced a decrease in loans of $21.5 million, or 3.1%, to $660.9 million at September 30, 2019 from $682.3 million at December 31, 2018. Total deposits decreased $122.4 million, or 15.7%, to $657.2 million at September 30, 2019 compared to $779.5 million at December 31, 2018. Total borrowings decreased by $35.0 million or 47.6%, to $38.5 million at September 30, 2019 compared to $73.5 million at December 31, 2018 due to the paydown of FHLB advances. Stockholders’ equity increased $6.2 million to $104.6 million at September 30, 2019 compared to $98.5 million at December 31, 2018, primarily due to the increase in retained earnings, partially offset by dividends paid to stockholders.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals. We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios. We held $9.0 million and $12.0 million in securities classified as AFS as of September 30, 2019 and December 31, 2018, respectively. We held $30.3 million and $38.9 million, respectively, in securities classified as HTM as of September 30, 2019 and December 31, 2018, respectively.

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries impact the securities market. Quarterly, we review each security in our portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as other-than-temporary impairment (“OTTI”). For the  three and nine months ended September 30, 2019, we determined that no OTTI charges were required.

All of the AFS and HTM securities that are temporarily impaired as of September 30, 2019 are so due to declines in fair values resulting from changes in interest rates or decreased credit/liquidity spreads compared to the time they were purchased. We have the intent to hold these securities to maturity (including those designated as AFS) and it is more likely than not that we will not be required to sell the securities before recovery of value. As such, management considers the impairments to be temporary.

Our securities portfolio composition is as follows:

	AFS		HTM
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(dollars in thousands)
U.S. Treasury securities	$999	$1,981	$1,993	$1,991
U.S. government agency notes	8,030	9,997	6,987	11,992
Mortgage-backed securities	—	—	21,322	24,929
	$9,029	$11,978	$30,302	$38,912

LHFS

We originate residential mortgage loans for sale on the secondary market. Such LHFS, which are carried at fair value, amounted to $17.6 million at September 30, 2019 and $9.7 million at December 31, 2018, the majority of which are subject to purchase commitments from investors. The increase in LHFS was primarily due to increased originations and to the timing of loans pending sale on the secondary market.

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total interest-earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio:

	September 30, 2019		December 31, 2018
		Percent		Percent
	Amount	of Total	Amount	of Total
	(dollars in thousands)
Residential Mortgage	$269,790	40.8%	$274,759	40.3%
Commercial	44,774	6.8%	35,884	5.2%
Commercial real estate	239,490	36.2%	242,693	35.6%
Land acquisition, development, and construction ("ADC")	93,350	14.1%	114,540	16.8%
Home equity/2nds	11,930	1.8%	13,386	2.0%
Consumer	1,545	0.3%	1,087	0.1%
	$660,879	100.0%	$682,349	100.0%

Loans decreased by $21.5 million, or 3.1%, to $660.9 million at September 30, 2019, compared to $682.3 million at December 31, 2018. This decrease was due to decreased demand and originations, as well as increased payoffs of residential real estate, commercial real estate, ADC and home equity/2nds loans. We did experience an increase in commercial loan demand during the nine months ended September 30, 2019.

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

The following table summarizes the activity in our Allowance by portfolio segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Allowance, beginning of year	$8,093	$8,257	$8,044	$8,055
Charge-offs:
Residential mortgage	—	(148)	(20)	(508)
Commercial	—	—	—	—
Commercial real estate	(199)	—	(199)	—
ADC	—	(6)	—	(19)
Home equity/2nds	—	—	—	—
Consumer	(2)	—	(14)	—
Total charge-offs	(201)	(154)	(233)	(527)
Recoveries:
Residential mortgage	3	3	11	225
Commercial	—	—	—	—
Commercial real estate	30	31	97	364
ADC	—	—	—	—
Home equity/2nds	3	219	9	239
Consumer	3	—	3	—
Total recoveries	39	253	120	828
Net (charge-offs) recoveries	(162)	99	(113)	301
Reversal of provision for loan losses	(500)	(300)	(500)	(300)
Allowance, end of period	$7,431	$8,056	$7,431	$8,056
Loans:
Period-end balance	$660,879	$689,712	$660,879	$689,712
Average balance during period	677,792	678,753	678,495	673,689
Allowance as a percentage of
period-end loan balance	1.12%	1.17%	1.12%	1.17%
Percent of average loans (annualized):
Reversal of provision for loan losses	0.29%	0.18%	0.10%	0.06%
Net (charge-offs) recoveries	(0.09)%	0.06%	(0.02)%	0.06%

The following table summarizes our allocation of the Allowance by loan segment:

	September 30, 2019			December 31, 2018
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
	Amount	of Total	Loans	Amount	of Total	Loans
	(dollars in thousands)
Residential mortgage	$2,387	32.1%	40.8%	$2,224	27.6%	40.3%
Commercial	1,512	20.3%	6.8%	2,736	34.0%	5.2%
Commercial real estate	969	13.1%	36.2%	457	5.7%	35.6%
ADC	2,313	31.1%	14.1%	2,239	27.8%	16.8%
Home equity/2nds	226	3.1%	1.8%	222	2.8%	2.0%
Consumer	—	—%	0.3%	1	—%	0.1%
Unallocated	24	0.3%	—%	165	2.1%	—%
Total	$7,431	100.0%	100.0%	$8,044	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the Allowance as a best estimate of inherent losses within the portfolio. The Allowance totaled  $7.4 million at  September 30, 2019 and $8.0 million at December 31, 2018. Any changes in the Allowance from period to period reflect management’s ongoing application of its methodologies to establish the Allowance, which, for the nine months ended September 30, 2019, resulted in increased allocated Allowances for residential mortgage, commercial real estate, ADC loans, and home equity/2nds. The Allowance for commercial loans decreased due to a large favorable resolution to a credit with an allocated reserve in previous periods of $430,000 and due to a high charge-off year rolling out of our lookback period.

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

As result of our Allowance analysis, we recorded a reversal of the provision for loan losses of $500,000 for the three and nine months ended September 30, 2019. We recorded net charge-offs of $162,000 and $113,000, respectively, during the  three and nine months ended September 30, 2019 and net recoveries of $99,000 and 301,000, respectively, during the three and nine months ended September 30, 2018.  During the three and nine months ended September 30, 2019, annualized net charge-offs as a percentage of average loans outstanding amounted to 0.09% and 0.02%, respectively, compared to net recoveries as a percentage of average loans outstanding of 0.06% for both the three and nine months ended September 30, 2018. The Allowance as a percentage of outstanding loans was 1.12% as of September 30, 2019 compared to 1.18% as of December 31, 2018.

Although management uses available information to establish the appropriate level of the Allowance, future additions or reductions to the Allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions, and other factors. As a result, our Allowance may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our Allowance and related methodology. Such agencies may require us to recognize adjustments to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of September 30, 2019 and is sufficient to address the credit losses inherent in the current loan portfolio.

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

NPAs, expressed as a percentage of total assets, totaled 0.75% at September 30, 2019 and 0.64% at December 31, 2018. The ratio of the Allowance to nonperforming loans was 171.5% at September 30, 2019 and 172.8% at December 31, 2018.

The distribution of our NPAs is illustrated in the following table. We did not have any loans greater than 90 days past due and still accruing at September 30, 2019 or December 31, 2018.

	September 30, 2019	December 31, 2018
Nonaccrual Loans:	(dollars in thousands)
Residential mortgage	$3,386	$2,580
Commercial	—	430
Commercial real estate	692	660
ADC	99	558
Home equity/2nds	156	428
	4,333	4,656
Real Estate Acquired Through Foreclosure:
Residential mortgage	1,315	1,366
ADC	558	171
	1,873	1,537
Total Nonperforming Assets	$6,206	$6,193

Nonaccrual loans totaled $4.3 million, or 0.66% of total loans, at September 30, 2019 and $4.7 million, or 0.68% of total loans at December 31, 2018. Significant activity in nonaccrual loans during the nine months ended September 30, 2019 included the addition of six loans in the amount of $1.7 million to nonaccrual loans, the transfer of three loans to real estate acquired through foreclosure for $707,000 (net of write downs of $20,000), and payoffs of $1.1 million in nonaccrual loans that existed at December 31, 2018.

Real estate acquired through foreclosure increased $336,000 to $1.9 million at September 30, 2019 compared to $1.5 million at December 31, 2018 due to three property additions, partially offset by write downs on properties existing at December 31, 2018.

The activity in our real estate acquired through foreclosure was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Balance at beginning of period	$1,430	$295	$1,537	$403
Real estate acquired in satisfaction of loans	516	—	687	—
Write-downs and losses on real estate acquired through foreclosure	(73)	(10)	(244)	(54)
Proceeds from sales of real estate acquired through foreclosure	—	—	(107)	(64)
Balance at end of period	$1,873	$285	$1,873	$285

Troubled Debt Restructures (“TDRs”)

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR.

The composition of our TDRs is illustrated in the following table:

	September 30, 2019	December 31, 2018
Residential mortgage:	(dollars in thousands)
Nonaccrual	$292	$446
<90 days past due/current	7,828	9,469
Commercial real estate:
Nonaccrual	—	—
<90 days past due/current	993	1,019
ADC:
Nonaccrual	—	—
<90 days past due/current	131	134
Consumer:
Nonaccrual	—	—
<90 days past due/current	71	76
Totals:
Nonaccrual	292	446
<90 days past due/current	9,023	10,698
	$9,315	$11,144

See additional information on TDRs in Note 3 to the Consolidated Financial Statements herein.

Deposits

Deposits totaled $657.2 million at September 30, 2019  and  $779.5 million at December 31, 2018. The $122.4 million decrease was primarily the result of short-term medical-use cannabis related funds (funds that have not actually been used in the medical-use cannabis industry yet) that account holders relocated to investment opportunities outside of the Bank. Management was aware of the short-term nature of certain medical-use cannabis related deposits and offset those funds by maintaining short-term liquidity to meet any deposit outflows.

The deposit breakdown is as follows:

	September 30, 2019		December 31, 2018
		Percent		Percent
	Balance	of Total	Balance	of Total
	(dollars in thousands)
NOW	$92,804	14.1%	$106,508	13.7%
Money market	147,849	22.5%	203,351	26.1%
Savings	64,583	9.8%	75,692	9.7%
Certificates of deposit	222,141	33.8%	247,351	31.7%
Total interest-bearing deposits	527,377	80.2%	632,902	81.2%
Noninterest-bearing deposits	129,777	19.8%	146,604	18.8%
Total deposits	$657,154	100.0%	$779,506	100.0%

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

At September 30, 2019, our total credit line with the FHLB was  $257.5 million. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public. Our outstanding FHLB advance balance at September 30, 2019 and December 31, 2018 was $35.0 million and $70.0 million, respectively.

On September 30, 2016, we entered into a loan agreement with a commercial bank whereby we borrowed $3.5 million for a term of 8 years. The unsecured note bears interest at a fixed rate of 4.25% for the first 36 months then, at the option of the Company, converts to either (1) floating rate of the Wall Street Journal Prime plus 50 basis points or (2) fixed rate at two hundred seventy five (275) basis points over the five year amortizing FHLB rate for the remaining five years. Repayment terms are monthly interest only payments for the first 36 months, then quarterly principal payments of $175,000 plus interest. The loan is subject to a prepayment penalty of 1% of the principal amount prepaid during the first 36 months. If we elect the 5 year fixed rate of 275 basis points over the FHLB rate (“FHLB Rate Period”), the loan will be subject to a prepayment penalty of 2% during the first and second years of the FHLB Rate Period and 1% of the principal repaid during the third, fourth, and fifth years of the FHLB Rate Period. We may make additional principal payments from internally generated funds of up to $875,000 per year during any fixed rate period without penalty. There is no prepayment penalty during any floating rate period. As of September 30, 2019, we have elected the option of the floating rate of the Wall Street Journal Prime plus 50 basis points.

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB as of September 30, 2019:

Principal
Amount (in thousands)	Rate	Maturity
$25,000	1.75% to 1.92%	2020
10,000	2.19%	2022
$35,000

Subordinated Debentures

As of both September 30, 2019 and December 31, 2018, the Company had outstanding $20.6 million in principal amount of Junior Subordinated Debt Securities, due in 2035 (the “2035 Debentures”). The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association as Trustee. The 2035 Debentures pay interest quarterly at a floating rate of interest of 3‑month LIBOR plus 200 basis points, and mature on January 7, 2035. Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture. The 2035 Debentures became redeemable, in whole or in part, by the Company on January 7, 2010.

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

Under the terms of the 2035 Debentures, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing. As of September 30, 2019, we were current on all interest due on the 2035 Debentures.

Capital Resources

Total stockholders’ equity increased $6.2 million to $104.6 million at September 30, 2019 compared to $98.5 million as of December 31, 2018. The increase was principally the result of 2019 net income to date, partially offset by dividends paid to stockholders during the nine months ended September 30, 2019.

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

Capital Adequacy

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2019 and December 31, 2018, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.”  See details of our capital ratios in Note 4 of the Consolidated Financial Statements.

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

In addition to our ability to generate deposits, we have external sources of funds, which may be drawn upon when desired. The primary source of external liquidity is an available line of credit with the FHLB. The Bank’s total credit availability under the FHLB’s credit availability program was $257.5 million at September 30, 2019, of which $35.0 million was outstanding.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $120.4 million at September 30, 2019. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. We expect to fund these commitments from the sources of liquidity described above.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity. As of September 30, 2019, we had no material commitments for capital expenditures.

Our ability to acquire deposits or borrow could be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. At September 30, 2019, management considered the Company’s liquidity level to be sufficient for the purposes of meeting our cash flow requirements. We are not aware of any undisclosed known trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in our liquidity.

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

Derivatives

We maintain and account for derivatives, in the form of interest-rate lock commitments (“IRLCs”) and mandatory forward contracts, in accordance with the Financial Accounting Standards Board guidance on accounting for derivative instruments and hedging activities. We recognize gains and losses on IRLCs, mandatory forward contracts, and best effort forward contracts on the loan pipeline through mortgage-banking revenue in the Consolidated Statements of Income.

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

Information pertaining to the carrying amounts of our derivative financial instruments follows:

	September 30, 2019		December 31, 2018
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)
Asset - IRLCs	$9,680	$180	$3,710	$100
Asset - mandatory forward contracts	17,104	46	—	—
Asset - best effort forward contracts	9,680	26	3,710	—
Liability - mandatory forward contracts	—	—	9,363	16

Inflation

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with GAAP and practices within the banking industry which require the measurement of financial condition and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. As a financial institution, virtually all of our assets and liabilities are monetary in nature and interest rates have a more significant impact on our performance than the effects of general levels of inflation. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless mitigated by a corresponding increase in our revenues. However, we believe that the impact of inflation on our operations was not material for the three or nine months ended September 30, 2019 and 2018.

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

The matching of maturity or repricing of interest-earning assets and interest-bearing liabilities may be analyzed by examining the extent to which these assets and liabilities are interest rate sensitive and by monitoring the Bank’s interest rate sensitivity gap. An interest-earning asset or interest-bearing liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. The difference between rate sensitive assets and rate sensitive liabilities represents the Bank’s interest sensitivity gap. At  September 30, 2019, we had a one-year cumulative negative gap of $39.3 million.

Exposure to interest rate risk is actively monitored by management. The objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. We use the PROFITstar® model to monitor our exposure to interest rate risk, which calculates changes in the economic value of equity (“EVE”).

The following table represents our EVE as of September 30, 2019:

Change in Rates		Amount	$ Change	% Change
		(dollars in thousands)
+400	bp	$144,265	$5,230	3.76%
+300	bp	146,459	7,424	5.34%
+200	bp	148,186	9,151	6.58%
+100	bp	146,248	7,213	5.19%
0	bp	139,035
(100)	bp	120,958	(18,077)	(13.00)%
(200)	bp	88,749	(50,286)	(36.17)%

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

Item 4.     Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. As of September 30, 2019, the Company’s management, including the Company’s CEO and CFO, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgement in evaluating the benefits of possible controls and procedures relative to their costs. Based on this evaluation, the Company's CEO and CFO concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures were not effective because of the material weakness described below.

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

The Company had also previously identified a material weakness in its internal control over financial reporting, specifically related to its reconciliation controls relating to LHFS. The material weakness in internal control over financial reporting resulted from a 2018 material reclassification entry identified during the audit. The impact of this reclassification was corrected on the consolidated statement of financial condition as of December 31, 2018. Management has since remediated this material weakness by incorporating stronger internal controls over the LHFS, including strengthening the reconciliation process to ensure accuracy of LHFS and the reflection of all loan sales.

Although the Company’s remediation efforts are well underway and are expected to be fully completed in the near future, the Company’s material weakness will not be considered remediated until new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively.

Other than the remediation described above, there has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

In the normal course of business, we are party to litigation arising from the banking, financial, and other activities we conduct. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from these matters will have a material effect on the Company’s financial condition, operating results, or liquidity as of September 30, 2019.

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

101

The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10‑Q as of September 30, 2019 and for the three and nine months ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

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

101

The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10‑Q as of September 30, 2019 and for the three and nine months ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

November 12, 2019	/s/ Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2019	/s/ Vance W. Adkins
Vance W. Adkins, Chief Financial Officer
(Principal Financial and Accounting Officer)