Form 10-K
period 2019-12-31
SEVERN BANCORP INC
filed 2020-03-16
CIK 868271

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the 9,029,838 shares of common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2019 of $8.69 per share was $78,469,292.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 13, 2020, there were issued and outstanding 12,812,976 shares of the registrant’s common stock.

Documents incorporated by reference:

Portions of the registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders to be held on May 7, 2020 are incorporated by reference into Part III of this Form 10‑K.

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

SBI engages in the origination of mortgages that do not meet the underwriting criteria of the Bank. It also owns subsidiary companies that purchase real estate for investment purposes. As of December 31, 2019, SBI had $1.3 million in outstanding mortgage loans and it had $671,000 invested in subsidiaries, which funds were held in cash, pending potential acquisition of investment real estate.

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

The Bank has seven branches in Anne Arundel County, Maryland, which offer a full range of deposit products and originate mortgages in the Bank’s primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware, and Virginia.

As of December 31, 2019, we had consolidated total assets of $826.9 million, total loans of $645.7 million, total deposits of $661.0 million, and total stockholders’ equity of $105.5 million. Net income for the year ended December 31, 2019 was $8.4 million. At December 31, 2019, we had approximately 174 full-time equivalent employees.

Availability of Information

The Company makes available through the Investor Relations area of the Company website, at www.severnbank.com, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”). Access to these reports is provided by means of a link to a third-party vendor that maintains a database of such filings. In general, the Company intends that these reports be available as soon as practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”). Technical and other operational obstacles or delays caused by the vendor may delay their availability. The SEC maintains a website (www.sec.gov) where these filings also are available through the SEC’s EDGAR system. There is no charge for access to these filings through either the Company’s site or the SEC’s site. The information on the website listed above is not and should not be considered part of this Annual Report on Form 10‑K and is not incorporated by reference in this document.

Business of the Bank

The Bank was organized in 1946 in Baltimore, Maryland as Pompeii Permanent Building and Loan Association. It relocated to Annapolis, Maryland in 1980 and its name was changed to Severn Savings Association. Subsequently, the Bank obtained a federal charter and changed its name to Severn Savings Bank, FSB. The Bank operates seven full-service branch offices and one administrative office, all in Anne Arundel County, Maryland. The Bank operates as a federally chartered savings bank whose principal business is attracting deposits from the general public and investing those funds in residential mortgage and commercial loans. The Bank also uses advances, or loans, from the Federal Home Loan Bank of Atlanta, (“FHLB”) to fund its lending activities. The Bank provides a wide range of personal and commercial banking services. Personal services include mortgage lending and various other lending services as well as checking, savings, money market, time deposit, and individual retirement accounts, in addition to Internet and mobile banking. Commercial services include commercial secured and unsecured lending services as well as business Internet banking, corporate cash management services, and deposit services to commercial customers, including those in the medical-use cannabis industry. The Bank also provides safe deposit boxes, ATMs, debit cards, credit cards, personal Internet banking including on-line bill pay and telephone banking, among other products and services.

Revenues are derived principally from interest earned on residential mortgage, commercial, and other loans, and fees charged in connection with the loans and banking services. The Bank’s primary sources of funds are deposits, advances from the FHLB, proceeds from loans sold on the secondary market, sales and maturities of securities, and repayments and principal prepayment of loans. The principal executive offices of the Bank are maintained at 200 Westgate Circle, Suite 200, Annapolis Maryland, 21401 and the telephone number is 410‑260‑2000.

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

Following is a summary of the level of business activities with our medical-use cannabis customers:

•

Deposit and loan balances at December 31, 2019 were approximately $22.8 million, or 3.4% of total deposits, and $14.0 million, or 2.2% of total loans, respectively. Deposit and loan balances at December 31, 2018 were approximately $17.0 million, or 2.2% of total deposits, and $14.1 million, or 2.1% of total loans, respectively.

•

Interest and noninterest income for the year ended December 31, 2019 were approximately $773,000 and $2.0 million, respectively. Interest and noninterest income for the year ended December 31, 2018 were approximately $720,000 and $1.4 million, respectively.

•

The volume of deposits accepted from medical-use cannabis licensed (“licensed”) customers in 2019 was approximately $267.6 million. The volume of deposits accepted from licensed customers in 2018 was approximately $138.9 million.

Our Business Strategy

We are currently focused on growing assets and earnings by capitalizing on the network of Bank branches, mortgage offices, and ATMs that we have established.

To continue asset growth and profitability, our business strategy is targeted to:

•	capitalize on our personal relationship approach that we believe differentiates us from our larger competitors;
•	provide our customers with access to local executives who make key credit and other decisions;
•	pursue commercial lending opportunities with small to mid-sized businesses that are underserved by our larger competitors;
•	develop innovative financial products and services to generate additional sources of revenue;
•	cross-sell our products and services to our existing customers to leverage relationships and enhance our profitability;
•	expand our closely monitored medical-use cannabis customer base in our market area; and
•	adhere to rigorous credit standards to maintain good quality assets as we implement our growth strategy.

Our Lending Activities

We originate loans of all types, including residential mortgage, commercial, commercial mortgage, home equity, residential construction, commercial construction, land, residential lot, and consumer loans.

We originate residential mortgage loans that are to be held in our loan portfolio as well as loans that are intended for sale in the secondary market. Loans sold in the secondary market are primarily sold to investors with which the Bank maintains a correspondent relationship. These loans are made in conformity with standard government-sponsored enterprise (“GSE”) underwriting criteria required by the investors to assure maximum eligibility for possible resale in the secondary market and are approved either by the Bank’s underwriter or the correspondent’s underwriter. Loans considered for our portfolio in the amounts of $500,000 or less can be approved by the Chief Lending Officer, the Chief Credit Officer, or the Chief Executive Officer (“CEO”). Loans between $500,000 and $1.0 million must be approved by: (a) the Chief Credit Officer and the Chief Lending Officer or (b) the Chief Credit Officer and the CEO. Loans with balances between $1.0 million and $3.0 million must be approved by the Officers’ Loan Committee. Loans with balances between $3.0 million and $4.0 million must be approved by the Director’s Loan Committee. Loans between $4.0 million and $18.7 million (the maximum amount of loans to one borrower as of December 31, 2019), must be approved by the Board of Directors.  Meetings of the Officers and Directors Loan Committees are open to attendance by any member of the Bank’s Board of Directors who wishes to attend. The loan committees report to and consult with the Board of Directors in interpreting and applying our lending policy.

Loans that are sold into the secondary market are typically residential long-term loans (15 or more years), generally with fixed rates of interest. Loans retained for our portfolio typically include construction loans, commercial loans, and loans that periodically reprice or mature prior to the end of an amortized term. Generally, loans are sold with servicing released, however for loans sold to the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”), the servicing rights have been retained. As of December 31, 2019, the Bank was servicing $25.9 million in loans for FNMA and $13.0 million in loans for FHLMC.

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

Loan Approval Process

Our loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan. The authority of the Directors Loan Committee to approve loans is established by the Board of Directors and currently is commensurate with the limitation on loans to one borrower. Our maximum amount of loans to one borrower is equal to 15% of the Bank’s unimpaired capital, or $18.7 million as of December 31, 2019. Loans greater than this amount require participation by one or more additional lenders. Letters of credit are subject to the same limitations as direct loans. For real estate collateral, we utilize independent qualified appraisers approved by management to appraise the collateral securing the loan and require title insurance or title opinions so as to ensure that we have a valid lien on the collateral. We require borrowers to maintain fire and casualty insurance on secured real estate.

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

Residential Mortgage Loans

At December 31, 2019, our residential mortgage loan portfolio totaled $268.2 million, or 41.5% of our loan portfolio. All of our residential mortgage loans are secured by one-to-four family residential properties and are primarily located in the Bank’s market area.

Commercial Loans

The Bank offers other business and commercial loans. These are loans to businesses and are typically lines of credit or other loans that , in general, are not secured by real estate. If not secured by real estate, they are usually secured by business assets, including accounts receivable, inventory, equipment, securities, or other collateral. At December 31, 2019, $43.1 million, or 6.7% of our loan portfolio, consisted of commercial loans.

Commercial loans generally involve a greater degree of risk than residential mortgage loans. Because payments on commercial loans secured by business assets or other collateral are often dependent on the successful operation or management of the commercial enterprise, repayment of these loans may be subject to a greater extent to adverse conditions in the economy.

Commercial Real Estate Loans

At December 31, 2019, our commercial real estate loan portfolio totaled $228.0 million, or 35.3% of our loan portfolio. All of our commercial real estate loans are secured by improved property such as office buildings, retail strip shopping centers, industrial condominium units, and other small businesses, most of which are located in the Bank’s primary lending area.

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

Construction, Land Acquisition, and Development Loans (“ADC”)

We originate loans to finance the construction of one-to-four family dwellings, and to a lesser extent, commercial real estate. We also originate loans for the acquisition and development of unimproved property to be used for residential and/or commercial purposes, generally in cases where the Bank is to provide the construction funds to improve the properties. As of December 31, 2019, we had ADC loans outstanding in the amount of $92.8 million, or 14.4% of our loan portfolio.

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

Home Equity and Other Consumer Loans

We offer various consumer loans including home equity loans, home equity lines of credit, and other personal loans. At December 31, 2019, $13.6 million, or 2.1% of our loan portfolio consisted of consumer loans. The majority of consumer loans are home equity lines of credit.  Consumer loan repayments are dependent on the borrower’s continuing financial stability and are more likely to be affected by unemployment, illness, and/or other personal economic factors.

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

One of the Company’s primary objectives as a community bank is to develop long-term, multi-product customer relationships from its comprehensive menu of financial products, which include both interest-bearing and noninterest-bearing checking accounts, savings accounts, money market accounts, and certificates of deposit (“CDs”). To that end, the lead product to develop such relationships is typically a deposit product. Additionally, we determine new locations for branches to enhance our deposit and market share growth and in 2019, we opened a new branch in Crofton, Maryland. The Company intends to rely on deposit growth to fund long-term loan growth.

Core deposits are deposits that provide stable funding sources and are generally not reactive to changes in the interest rate environment. We consider all deposits, except CDs of $100,000 or more to be core deposits. Our experience has been that a substantial portion of CDs renew at time of maturity and remain on deposit with the Bank. Core deposits amounted to

$532.8 million, or 80.6% of total deposits, and $635.8 million, or 81.6% of total deposits, at December 31, 2019 and 2018, respectively.

Our Treasury Activities

The Treasury function manages the wholesale segments of the balance sheet, including investments, purchased funds and long-term debt, and is responsible for all facets of interest rate risk management for the Company, which includes the pricing of deposits consistent with conservative interest rate risk and liquidity practices. Management’s objective is to achieve the maximum level of consistent earnings over the long term, while minimizing interest rate risk, credit risk, and liquidity risk and optimizing capital utilization. In managing the investment portfolio under its stated objectives, we invest primarily in United States of America (“U.S.”) Treasury and Agency securities and U.S Agency mortgage-backed securities (“MBS”). Treasury strategies and activities are overseen by the Risk Committee of the Board of Directors, ALCO and the Company’s Investment Committee, which reviews all investment and funding transactions. The ALCO activities are summarized and reviewed quarterly with the Company’s Board of Directors.

The primary objective of the investment portfolio is to provide the necessary liquidity consistent with anticipated levels of deposit funding and loan demand with a minimal level of risk. The overall average life of 3.9 years of the investment portfolio as of December 31, 2019, together with the types of investments, is intended to provide sufficient cash flows to support the Company’s lending goals. Liquidity is also provided by lines of credit maintained with the FHLB, the Federal Reserve (“FRB”), and to a lesser extent, lines of credit from other banks.

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

Competition

The Annapolis, Maryland area has a high density of financial institutions, many of which are significantly larger and have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. Competition for loans comes primarily from savings and loan associations, savings banks, mortgage-banking companies, insurance companies, commercial banks, and Internet-based financial institutions. Many of our competitors have higher legal lending limits than we do. Our most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks, and credit unions. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds. We also face increased competition for deposits from other financial institutions such as brokerage firms, insurance companies, and mutual funds, as well as Internet-based financial institutions. We are a community-oriented financial institution serving our market area with a wide selection of mortgage loans and other consumer and commercial financial products and services. Management considers the Bank’s reputation for financial strength and customer service as its major competitive advantage in attracting and retaining customers in our market area. We believe we also benefit from our community engagement activities.

Market Area

Our market area is primarily Anne Arundel County, Maryland and nearby areas, and our seven branch locations are all located in Anne Arundel County. Anne Arundel county maintains a diverse set of economic drivers such as a large international airport, the defense industry, a large number of large private sector employers as well as telecommunications, retail, and distribution operations. The population of Anne Arundel County has been growing steadily since 2000 and is projected to continue such growth through 2020. The largest population demographic of Anne Arundel County is in the 20-44 age category.

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

Federal Securities Law

The Company’s securities are registered with the SEC under the Exchange Act. As such, we are subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) established a broad range of corporate governance and accounting measures intended to increase corporate responsibility and protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Company is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Exchange Act. Among other things, Sarbanes-Oxley regulations and related NASDAQ Stock Market rules have established membership requirements and additional responsibilities for the Company’s audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of nonaudit services the auditors may provide to the Company), imposed additional financial statement certification responsibilities for the Company’s CEO and Chief Financial Officer (“CFO”), expanded the disclosure requirements for corporate insiders, required management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting, and required the Company’s auditors to issue a report on its internal control over financial reporting.

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

GLBA resulted in increased competition for the Company and the Bank from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than we have.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Regulatory Relief Act’s provisions include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act’s (“HMDA”) expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; (vi) allowing qualifying federal savings banks to elect to operate with National Bank powers; and (vii) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio at 9% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status.

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

Tier 1 capital consists of the sum of common equity Tier 1 capital and additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Cumulative preferred stock does not qualify as additional Tier 1 capital. Trust preferred securities and other nonqualifying capital instruments issued prior to May 19, 2010 by bank and savings and loan holding companies with less than $15.0 billion in assets as of December 31, 2009 or by mutual holding companies may continue to be included in Tier 1 capital but will be phased out over 10 years beginning in 2016 for all other banking organizations.

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

The regulations also provide that depository institutions and their holding companies are required to maintain a common equity Tier 1 capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends, used for stock repurchases, or for the payment of discretionary bonuses to senior executive management. The capital conservation buffer requirement has been phased in over four years beginning on January 1, 2016 at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer requirement effectively raises the minimum required risk-based capital ratios to 7% common equity Tier 1 capital, 8.5% Tier 1 capital, and 10.5% total capital on a fully phased-in basis.

Notwithstanding the foregoing, pursuant to the Regulatory Relief Act (discussed above), the OCC finalized a rule that establishes a community bank leverage ratio (tier 1 capital to average total consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The new rule took effect on January 1, 2020.

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

As of December 31, 2019, the Bank met the capital requirements of a “well capitalized” institution under applicable OCC regulations.

Premiums for Deposit Insurance

The deposits of the Bank are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC, generally up to $250,000 per insured depositor. The Bank pays deposit insurance premiums based on assessment rates established by the FDIC. Assessments for most institutions are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ration achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations to 1.5 basis points to 30 basis points.

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

QTL Test

Savings institutions must meet a QTL test, which may be met either by maintaining, on average, at least 65% of its portfolio assets in qualified thrift investments in at least nine of the most recent twelve month period, or meeting the definition of a “domestic building and loan association” as defined in the Code. “Portfolio Assets” generally means total assets of a savings institution, less the sum of (i) specified liquid assets up to 20% of total assets; (ii) goodwill and other intangible assets; and (iii) the value of property used in the conduct of the savings institution’s business. Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage‑related securities. Institutions that fail to meet the QTL test are subject to OCC enforcement action for a violation of law. As of December 31, 2019, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan institution.

Affiliate Transactions

Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act (“FRA”) as made applicable to savings institutions by Section 11 of the HOLA. A savings institution affiliate includes any company or entity which controls the savings institution or that is controlled by a company that controls the savings institution. For example, the holding company of a savings institution and any companies which are controlled by such holding company, are affiliates of the savings institution. Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, as well as contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions,” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings institution as those provided to a nonaffiliate. “Covered transaction” include the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings institution to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of HOLA prohibits a savings institution from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies or (ii) purchasing or investing in any stocks, bonds, debentures, notes, or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

The Bank’s authority to extend credit to executive officers, directors, trustees, and 10% stockholders, as well as entities under such person’s control, is currently governed by Section 22(g) and 22(h) of the FRA and Regulation O promulgated by the FRB. Among other things, these regulations generally require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amounts of the loans the Bank may make to such persons based, in part, on the Bank’s capital position, and require certain board of directors’ approval procedures to be followed.

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

In addition, as noted above, if the Bank does not have the required capital conservation buffer, if applicable, its ability to pay dividends to the Company may be limited. See “Regulation of the Bank - Prompt Corrective Action” above for additional information on the capital conservation buffer.

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

Under the capital plan of the FHLB, as of December 31, 2019, the Bank was required to own at least $2.4 million of the capital stock of the FHLB. As of such date, we were in compliance with the capital plan requirements.

Federal Reserve System

The FRB requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and nonpersonal time deposits. For transaction accounts, the first $16.3 million is exempt from reserve requirements. A 3% reserve ratio is assessed on transaction accounts over $16.3 million up to and including $124.2 million. Any transactions that exceed $124.2 million are  assessed $3.2 million plus 10% of the amount over $124.2 million. Nonpersonal time deposits have a 0% reserve. At December 31, 2019, we were in compliance with the reserve requirements.

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

Risks Related to Our Business

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

In January 2018, the U.S. Department of Justice (“DOJ”) rescinded the “Cole Memo” and related memoranda which characterized the enforcement of the CSA against persons and entities complying with state regulatory systems permitting the use, manufacture and sale of medical marijuana as an inefficient use of their prosecutorial resources and discretion. The impact of the DOJ’s rescission of the Cole Memo and related memoranda is unclear, but may result in the DOJ increasing its enforcement actions against the regulated cannabis industry generally.

The U.S. Congress previously enacted an omnibus spending bill that includes a provision prohibiting the DOJ and the U.S. Drug Enforcement Administration from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision, however, expires September 30, 2020. Further, the U.S. Court of Appeals for the Ninth Circuit held in USA v. McIntosh that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. There is no guarantee that the U.S. Congress will extend this provision or that U.S. Federal courts located outside the Ninth Circuit will follow the ruling in USA v. MacIntosh.

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

During the first half of 2019, the interest rate environment remained stable as compared to the 2018 rate environment. However, in the third quarter of 2019, rates began dropping significantly. We do believe, however, that in the current market environment, we have adequate policies and procedures for maintaining a conservative interest rate sensitive position. There is no assurance that this condition will continue. A sharp movement up or down in deposit rates, loan rates, investment fund rates, and other interest-sensitive instruments on our balance sheet could have a significant, adverse impact on our net interest income and operating results.

Reforms to and uncertainty regarding LIBOR may adversely affect our business.

In 2017, a committee of private-market derivative participants and their regulators convened by the FRB, the ARRC, was created to identify an alternative reference interest rate to replace LIBOR. The ARRC announced SOFR, a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. The Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Subsequently, the FRB announced final plans for the production of SOFR, which resulted in the commencement of its published rates by the Federal Reserve Bank of New York on April 2, 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. The uncertainty as to the nature and effect of such reforms and actions and the political discontinuance of LIBOR may adversely affect the value of and return on our financial assets and liabilities that are based on or are linked to LIBOR, our results of operations or financial condition. In addition, these reforms may also require extensive changes to the contracts that govern these LIBOR based products, as well as our systems and processes.

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

As of December 31, 2019, approximately 93% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. If real estate prices decline, the value of real estate collateral securing our loans will be reduced. Our ability to recover loans in default through the process of foreclosure and subsequent sale of the real estate collateral would then be diminished and we would be more likely to incur financial losses on such loans.

In addition, approximately 50% of the book value of our loans consisted of ADC and commercial real estate loans, which present additional risks described in “Item 1. Business – “Lending Activities” of this Annual Report on Form 10‑K.

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

At December 31, 2019 and 2018, our nonaccrual loans equaled $4.2 million and $4.7 million, respectively. For the years ended December 31, 2019 and 2018, we recognized $(406,000) and $289,000 in net loan (charge-offs) recoveries, respectively. At December 31, 2019, the total allowance for loan losses (“Allowance”) was $7.1  million, which was 1.11% of total loans, compared with $8.0 million, which was 1.18% of total loans, as of December 31, 2018.

We are exposed to risk of environmental liabilities with respect to properties on which we take title.

In the course of our business, we may foreclose upon and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

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

The Dodd-Frank Act, among other things, has changed and will continue to change the bank regulatory framework. The legislation has resulted in new regulations affecting the lending, funding, trading, and investment activities of banks and bank holding companies. An independent Consumer Financial Protection Bureau has assumed the consumer protection responsibilities of the various federal banking agencies and has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. Banks and savings institutions with $10.0 billion or less in assets will continue to be examined by their applicable bank regulators. The legislation also gives state attorneys general the ability to enforce applicable federal consumer protection laws. The Dodd-Frank Act also required the federal banking agencies to promulgate rules requiring mortgage lenders to retain a portion of the credit risk related to securitized loans. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. These measures are likely to increase our costs of doing business and increase our costs related to regulatory compliance, and may have a significant adverse effect on our lending activities, financial performance, and operating flexibility.

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

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Exchange Act. As a result, current and potential stockholders may lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business and stock price and could subject us to regulatory scrutiny.

Pursuant to Section 404 of Sarbanes-Oxley, referred to as Section 404, we are required to include in our Annual Reports on Form 10‑K our management’s report on internal control over financial reporting. We are currently required to include an opinion of our independent registered public accounting firm as to our internal controls and, therefore, stockholders have the benefit of such an independent review of our internal controls. Compliance with the requirements of Section 404 is expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or, our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to maintain an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosures required under the Exchange Act, which could adversely affect our business and stock price.

Terrorist attacks, threats or actual war, natural disasters, global climate change, pandemics, and other global conflicts may impact all aspects of our operations, revenues, costs, and stock price in unpredictable ways.

Terrorist attacks in the U.S. and abroad, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the U.S. or its allies, or military or trade disruptions, may impact our operations. In addition, natural disasters, global climate change, pandemics, and other global conflicts may impact our operations as well. Any of these events could cause consumer confidence and savings to decrease or could result in increased volatility in the U.S. and worldwide financial markets and economy. Any of these occurrences could have an adverse impact on our operating results, revenues, and costs and may result in the volatility of the market price for our common stock and on the future price of our common stock.

Risks Related to the Investment in our Common Stock

Our stock price may be volatile due to limited trading volume.

Our common stock is traded on the NASDAQ Stock Market. However, the average daily trading volume in the Company’s common stock has been relatively small. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

There can be no assurance that we will pay dividends in the future.

Bank regulations govern and limit the payment of dividends and capital distributions to stockholders and purchases or redemption by the Company of its stock. Although we paid dividends in 2018 and 2019 and have declared a quarterly dividend payment for the first quarter of 2020, this dividend policy will continue to be reviewed in light of future earnings, bank regulations, and other considerations. No assurance can be given, therefore, that cash dividends on our common stock will be paid in the future.

Our 2035 Debentures contain restrictions on our ability to declare and pay dividends on or repurchase our common stock.

Under the terms of our Junior Subordinated Debt Securities due 2035, referred to as the 2035 Debentures, if (i) there has occurred and is continuing an event of default; (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have given notice of our election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then we may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of our capital stock, including our common stock. As of December 31, 2019, we were current on all interest due on the 2035 Debentures.

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

The Company has seven retail branch locations in Anne Arundel County, Maryland (shown below), a mortgage loan office in Frederick, Maryland, and also leases office space in Annapolis, Maryland from a third party. The leases are for various terms, with the longest ending in 2035.

Headquarters Branch (1)	Full Service Branch
200 Westgate Circle
Annapolis, Maryland 21401

Annapolis Branch (1)	Full Service Branch with drive-thru
1917 West Street
Annapolis, Maryland 21401

Crofton Branch (2)	Full Service Branch with drive-thru
2151 Defense Highway
Crofton, Maryland 21114

Edgewater Branch (2)	Full Service Branch with drive-thru
3083 Solomon's Island Road

Edgewater, Maryland 21037

Glen Burnie Branch (1)	Full Service Branch with drive-thru
413 Crain Highway, S.E.
Glen Burnie, Maryland 21061

Lothian Branch (2)	Full Service Branch with drive-thru
5401 Southern Maryland Boulevard
Lothian, Maryland 20711

Severna Park Branch (2)	Full Service Branch with drive-thru
598 Benfield Road
Severna Park, Maryland 21146

Frederick Mortgage Office (2)	Mortgage loan office
5291 Corporate Drive Ste. 202
Frederick, Maryland 21703

(1) Branch is owned by Company
(2) Branch/Office is leased by Company

ITEM 3  LEGAL PROCEEDINGS

At December 31, 2019, we were party to legal actions that are routine and incidental to our business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on our results of operations or financial position.

ITEM 4  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the NASDAQ Stock Market under the symbol “SVBI.”

Equity Compensation Plan

The following table sets forth the securities authorized for issuance under the Company’s equity based compensation plans:

	Number of		Number of
	securities to be		securities
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding	outstanding	under equity
	options, warrants,	options, warrants,	compensation
Plan Category	and rights	and rights	plans
Equity compensation plan approved by security holders	234,173	$6.60	500,000
Equity compensation plans not approved by security holders	—	—	—
Total	234,173	$6.60	500,000

The plan under which options were granted under a previous plan expired in March 2018. A new plan with 500,000 shares set aside for grant was approved at the stockholders’ meeting in May 2019.

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

Under the terms of  the Company’s 2035 Debentures, if (i) there has occurred and is continuing an event of default; (ii)  the Company is in default with respect to payment of any obligations under the related guarantee; or (iii)  the Company has given notice of its election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then the Company may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to any of its capital stock, including common stock. As of December 31, 2019, the Company was current on all interest due on the 2035 Debentures.

Any dividend amount is established by the board of directors each quarter. In making its decision on dividends, the Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.  Shareholders received quarterly cash common stock dividends totaling $1.8 million in 2019 and $1.5 million in 2018. There were no dividends declared or paid in 2017, 2016, or 2015. There is no guarantee that dividends will be paid any time in the future.

The Company did not repurchase any shares of common stock during the fourth quarter of 2019.

ITEM 6  SELECTED FINANCIAL DATA

The following summary financial information as of and for the years ended December 31, 2019 and 2018 is derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The financial information for previous years is derived from our audited consolidated financial statements included in previously filed Annual Reports on Form 10-K. The information is a summary and should be read in conjunction with our audited consolidated financial statements and management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

	2019	2018	2017	2016	2015
Consolidated Statement of Income Data:	(dollars in thousands, except per share data)
Net interest income	$30,507	$29,057	$24,594	$22,189	$22,161
(Reversal of) provision for loan losses	(500)	(300)	(650)	(350)	(280)
Noninterest income	10,264	8,429	4,774	6,691	5,701
Noninterest expense	29,661	26,240	22,178	23,704	23,517
Income tax expense (benefit)	3,236	2,977	5,022	(10,014)	90
Net income	8,374	8,569	2,818	15,540	4,535

Consolidated Statement of Financial Condition Data:
Total assets	$826,919	$974,233	$804,787	$787,485	$762,079
Loans receivable, net of Allowance	638,547	674,305	660,096	601,309	589,656
Deposits	661,049	779,506	602,228	571,946	523,771
Long-term borrowings	35,000	73,500	88,500	103,500	115,000
Subordinated debentures	20,619	20,619	20,619	20,619	24,119
Stockholders' equity	105,472	98,453	91,100	87,930	86,456

Average Balances:
Total assets	$908,003	$828,636	$792,370	$771,607	$775,081
Loans receivable	676,622	675,418	617,838	604,356	624,087
Deposits	724,398	619,354	586,355	530,909	543,944
Stockholders' equity	102,617	95,211	87,842	93,554	84,156

Per Share Data:
Number of shares of common stock outstanding at year end	12,810,926	12,759,576	12,233,424	12,123,179	10,088,879
Net income per common share:
Basic	$0.66	$0.68	$0.21	$1.16	$0.21
Diluted	0.65	0.67	0.21	1.15	0.21
Dividends declared per common share	0.14	0.12	—	—	—

Performance and Capital Ratios:
Return on average assets	0.92%	1.03%	0.36%	2.01%	0.59%
Return on average equity	8.16%	9.00%	3.21%	16.61%	5.39%
Net interest margin	3.50%	3.66%	3.32%	3.13%	3.09%
Average equity to average assets	11.30%	11.49%	11.09%	12.12%	10.86%
Tier 1 leverage ratio (1)	13.4%	13.5%	13.5%	12.9%	14.8%
Common equity Tier 1 capital ratio (1)	18.5%	17.4%	16.5%	16.5%	19.6%
Tier 1 capital ratio (1)	18.5%	17.4%	16.5%	16.5%	19.6%
Total capital ratio (1)	19.6%	18.7%	17.7%	17.8%	20.8%
Dividend payout ratio	21.4%	17.6%	—	—	—

Asset Quality Ratios:
Nonperforming assets to total assets	0.80%	0.64%	0.76%	1.37%	1.41%
Allowance to:
Total loans	1.11%	1.18%	1.21%	1.47%	1.46%
Nonperforming loans	168.27%	172.77%	141.07%	91.04%	97.59%
Net (charge-offs) recoveries to average total loans, net of unearned income	(0.06)%	0.04%	(0.04)%	0.09%	(0.06)%
(1) Bank only

ITEM 7  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

The Company is a savings and loan holding company chartered as a corporation in the state of Maryland in 1990. It conducts business primarily through four subsidiaries, the Bank, SBI, the Title Company, and Hyatt Commercial. Hyatt Commercial conducts business as a commercial real estate brokerage and property management company. SBI holds mortgages that do not meet the underwriting criteria of the Bank and is the parent company of Crownsville, which does business as Annapolis Equity Group and acquires real estate for syndication and investment purposes. The Title Company engages in title work related to real estate transactions. The Bank has seven branches in Anne Arundel County, Maryland, which offer a full range of deposit products and originate mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware, and Virginia.

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

We have experienced a decreased level of profitability in our operations in 2019, primarily due to loan runoff and increased noninterest expenses. Less fourth quarter interest income was generated from lower volumes of interest-earning assets, particularly from significantly lower medical-use cannabis related deposits that earned overnight interest income during the first half of 2019. Also, loan interest income decreased from lower loan volumes, which was slightly offset by a reduction in interest expense from less reliance on borrowings. Our income before income taxes amounted to $11.6 million in 2019 and $11.5 million in 2018. In 2019, the Mid-Atlantic region in which we operate continued to experience improved regional economic performance. The national economy improved as well throughout the year. Consumer confidence has been bolstered by certain positive economic trends such as lower unemployment and increased housing metrics. These positive trends have enabled us to maintain strong levels of liquidity, capital, and credit quality, despite decreased profitability.

The Company expects to experience similar stable market conditions during 2020. If interest rates increase, demand for borrowing may decrease and our interest rate spread could decrease. If interest rates decrease, demand for borrowing may increase, which could improve our interest rate spread, depending on other factors. We will continue to manage loan and deposit pricing against the risks of rising costs of our deposits and borrowings. Interest rates are outside of our control, so we must attempt to balance the pricing and duration of the loan portfolio against the risks of rising costs of our deposits and borrowings.

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

Results of Operations

Net Income

Net income decreased by $195,000, or 2.3%, to $8.4 million for 2019, compared to $8.6 million for 2018. Basic and diluted income per share decreased to $0.66 and $0.65, respectively, for 2019, compared to $0.68 and $0.67, respectively, for 2018. We recognized an increase in net interest income and noninterest income compared to 2018. Noninterest expenses increased in 2019 compared to 2018 and we recorded a larger reversal of the provision for loan losses in 2019 compared to 2018.

Net Interest Income

Net interest income, which is interest earned net of interest expense, increased by $1.5 million, or 5.0%, to $30.5 million for 2019, compared to $29.1 million for 2018. The increase in net interest income was primarily due to an increase in the average balance of interest-earning assets, along with a decrease in the average volume of borrowings. Our net interest margin decreased from 3.66% in 2018 to 3.50% in 2019 and our net interest spread decreased from 3.29% in 2018 to 3.17% in 2019.

Interest Income

Interest income increased by $2.2 million, or 5.7%, to $39.8 million for 2019, compared to $37.7 million for 2018. Average interest-earning assets increased from $793.8 million in 2018 to $871.5 million in 2019. The yield on average assets decreased from 4.74% for 2018 to 4.57% in 2019 primarily as a result of decreasing interest rates in the latter part of 2019, mostly affecting interest on our other interest-earning assets by decreasing the average yield from 2.88% in 2018 to 1.87% in 2019.

Average loans outstanding increased by $1.2 million in 2019 compared to 2018 due to increased originations, primarily in the commercial segment. Total loan originations, however, were significantly offset by loan runoff in 2019, which resulted in a lesser increase in average loans than would have occurred without the runoff. Average held-to-maturity (“HTM”) securities decreased by $14.3 million in 2019 compared to 2018 due to maturities of securities and repayments from MBS. Average other interest-earning assets increased from $46.5 million in 2018 to $133.9 million in 2019. The increase was primarily due to increased short-term medical-use cannabis related funds that account holders relocated to investment opportunities outside of the Bank during the latter part of 2019.

Interest Expense

Interest expense increased by $700,000, or 8.1%, to $9.3 million for 2019, compared to $8.6 million for 2018. The increase was primarily due to the increased average rate paid on our deposit accounts due to an increased interest rate environment in the first half of 2019. The average rate paid on deposits increased from 1.19% in 2018 to 1.25% in 2019.  The average rate paid on CDs increased from 1.74% in 2018 to 2.38% in 2019. The increase in interest expense related to deposit accounts was slightly offset by a decrease in interest expense related to borrowings. Average borrowings decreased $36.8 million in 2019 compared to 2018. We paid off $38.5 million in long-term FHLB advances and commercial loans in 2019.

The following table sets forth, for the years indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	2019			2018			2017
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest (2)	Rate	Balance	Interest (2)	Rate	Balance	Interest (2)	Rate
ASSETS	(dollars in thousands)
Loans (1)	$676,622	$35,639	5.27%	$675,418	$34,643	5.13%	$617,838	$30,142	4.88%
Loans held for sale ("LHFS")	10,962	562	5.13%	5,598	234	4.18%	3,550	152	4.28%
Available-for-sale ("AFS") securities	11,392	202	1.77%	11,795	208	1.76%	5,164	92	1.78%
HTM securities	35,584	728	2.05%	49,867	988	1.98%	61,514	1,141	1.85%
Other interest-earning assets (3)	133,935	2,499	1.87%	46,470	1,338	2.88%	48,276	472	0.98%
Restricted stock investments, at cost	3,038	180	5.92%	4,612	249	5.40%	4,750	225	4.74%
Total interest-earning assets	871,533	39,810	4.57%	793,760	37,660	4.74%	741,092	32,224	4.35%
Allowance	(8,042)			(8,179)			(8,589)
Cash and other noninterest-earning assets	44,512			43,055			59,867
Total assets	$908,003	39,810		$828,636	37,660		$792,370	32,224

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Checking and savings	$386,206	2,517	0.65%	$255,665	1,794	0.70%	$286,738	713	0.25%
CDs	203,165	4,833	2.38%	224,222	3,894	1.74%	215,924	3,324	1.54%
Total interest-bearing deposits	589,371	7,350	1.25%	479,887	5,688	1.19%	502,662	4,037	0.80%
Borrowings	74,949	1,953	2.61%	111,788	2,915	2.61%	115,574	3,593	3.11%
Total interest-bearing liabilities	664,320	9,303	1.40%	591,675	8,603	1.45%	618,236	7,630	1.23%
Noninterest-bearing deposits	135,027			139,467			83,693
Other noninterest-bearing liabilities	6,039			2,283			2,599
Stockholders' equity	102,617			95,211			87,842
Total liabilities and stockholders' equity	$908,003	9,303		$828,636	8,603		$792,370	7,630
Net interest income/net interest spread		$30,507	3.17%		$29,057	3.29%		$24,594	3.12%
Net interest margin			3.50%			3.66%			3.32%

(1)	Nonaccrual loans are included in average loans.
(2)	There are no tax equivalency adjustments.
(3)	Other interest-earning assets include interest-earning deposits, federal funds sold, and certificates of deposit held for investment.

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

	2019 vs. 2018			2018 vs. 2017
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
Interest earned on:	(dollars in thousands)
Loans	$934	$62	$996	$1,599	$2,902	$4,501
LHFS	63	265	328	(4)	86	82
AFS securities	—	(6)	(6)	(1)	117	116
HTM Securities	32	(292)	(260)	74	(227)	(153)
Other interest-earning assets	(611)	1,772	1,161	884	(18)	866
Restricted stock investments, at cost	23	(92)	(69)	31	(7)	24
Total interest income	441	1,709	2,150	2,583	2,853	5,436

Interest paid on:
Interest-bearing deposits:
Checking and savings	(136)	859	723	1,152	(71)	1,081
CDs	1,332	(393)	939	438	132	570
Total interest-bearing deposits	1,196	466	1,662	1,590	61	1,651
Borrowings	(2)	(960)	(962)	(563)	(115)	(678)
Total interest expense	1,194	(494)	700	1,027	(54)	973
Net interest income	$(753)	$2,203	$1,450	$1,556	$2,907	$4,463

Provision for Loan Losses

Our loan portfolio is subject to varying degrees of credit risk and an Allowance is maintained to absorb losses inherent in our loan portfolio. Credit risk includes, but is not limited to, the potential for borrower default and the failure of collateral to be worth what we determined it was worth at the time of the origination of the loan. We monitor loan delinquencies at least monthly. All loans that are delinquent and all loans within the various categories of our portfolio as a group are evaluated. Management, with the advice and recommendation of the Company’s Board of Directors, estimates an Allowance to be set aside for loan losses. Included in determining the calculation are such factors as historical losses for each loan portfolio, current market value of the loan’s underlying collateral, inherent risk contained within the portfolio after considering the state of the general economy, economic trends, consideration of particular risks inherent in different kinds of lending, and consideration of known information that may affect loan collectability. As a result of our Allowance analysis, for the years ended December 31, 2019 and 2018, we determined that provision reversals of $500,000 and $300,000, respectively, were appropriate.

See additional information about the provision for loan losses under “Credit Risk Management and the Allowance” later in this Item.

Noninterest Income

Total noninterest income increased by $1.8 million, or 21.8%, to $10.3 million for 2019 compared to $8.4 million for 2018, primarily due to increased mortgage-banking revenue, increased real estate commissions, increased deposit service charges, and increased title company revenue. Mortgage-banking revenue increased $1.2 million, or 46.3%, to $3.7 million for 2019 compared to $2.6 million for 2018. This increase was the result of an increase in mortgage-banking activity in 2019, with an increase of originations from $100.8 million in 2018 to $171.8 million in 2019. Real estate commissions by Hyatt Commercial increased by $127,000, or 7.4%, to $1.8 million for 2019 compared to $1.7 million for 2018. The increase was due to an increase in commercial sales activity in 2019.

Deposit service charges increased $637,000, or 41.0%, to $2.2 million in 2019, compared to $1.6 million in 2018 due primarily to on-boarding and monthly service fees charged to medical-use cannabis customers. Title company revenue increased $81,000 from $1.0 million in 2018 to $1.1 million in 2019 due to increased loan closings.

Noninterest Expense

Total noninterest expense increased $3.4 million, or 13.0%, to $29.7  million for 2019, compared to $26.2 million for 2018, primarily due to increases in compensation and related expenses, occupancy costs, professional fees, and data processing and licensing and software costs. Compensation and related expenses increased by $1.9 million, or 10.8%, to $19.7 million for 2019, compared to $17.8 million for 2018. This increase was primarily due to annual salary increases, increased commissions, and bonuses. Net occupancy costs increased by $148,000, or 9.5%, to $1.7 million for 2019 compared to $1.6 million for 2018, primarily due to additional properties. We opened our Crofton branch in 2019. Professional fees increased by $649,000, or 130.3%, to $1.1 million in 2019 compared to $498,000 in 2018, primarily due to increased external audit fees and additional consulting fees. Data processing fees and licensing and software expense increased $410,000 and $350,000, respectively, in 2019 compared to 2018 due to additional efficiency and security enhancements to our core and related systems, as well as the implementation of a new customer relationship management (“CRM”) system.

Income Tax Provision

We recognized a $3.2 million provision for income taxes on income before income taxes of $11.6 million for an effective tax rate of 27.9% during 2019 compared to a provision for income taxes of $3.0 million on income before taxes of $11.5 million for an effective tax rate of 25.8% in 2018. The increase in the effective tax rate from  2018 to 2019 was a function of changes in our permanent differences between recorded tax expense and taxes payable.

Financial Condition

Total assets decreased $147.3 million, or 15.1%, to $826.9 million at December 31, 2019 compared to $974.2 million at December 31, 2018. Cash and cash equivalents decreased by $100.1 million, or 53.2%, to $88.2 million at December 31, 2019 compared to $188.3 million at December 31, 2018, primarily due to the decrease in deposits noted below. LHFS increased $1.2 million, or 12.6%, to $10.9 million at December 31, 2019 compared to $9.7 million at December 31, 2018. This increase was due to an increased volume of originations from $100.8 million in 2018 to $171.8 million in 2019. Loans decreased $36.7 million, or 5.4%, to $645.7 million at December 31, 2019 compared to $682.3 million at December 31, 2018 due to significant loan runoff, which offset increased origination activity in 2019. Real estate acquired through foreclosure increased $850,000, or 55.3%, to $2.4 million at December 31, 2019 compared to $1.5 million at December 31, 2018. This increase was due to the addition of four properties. Total securities decreased $12.0 million, or 23.6%, due to maturities and MBS repayments. Total deposits decreased $118.5 million, or 15.2%, to $661.0 million at December 31, 2019 compared to $779.5 million at December 31, 2018. Long-term borrowings decreased by $38.5 million, or 52.4%, to $35.0 million at December 31, 2019 compared to $73.5 million at December 31, 2018 as we paid off FHLB advances and a commercial note payable.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals. We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios. We held $12.9 million and $12.0 million in securities classified as AFS as of December 31, 2019 and 2018, respectively. We held $26.0 million and $38.9 million in securities classified as HTM as of December 31, 2019 and 2018, respectively.

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries impact the securities market. Quarterly, we review each security in our AFS portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as other-than-temporary impairment (“OTTI”). Such evaluations resulted in the determination that no OTTI charges were required during 2019 or 2018.

All of the AFS and HTM securities that were impaired as of December 31, 2019 were so due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads compared to the time they were purchased. We have the intent to hold these securities to maturity and it is more likely than not that we will not be required to sell the securities before recovery of value. As such, management considers the impairments to be temporary.

Our securities portfolio composition is as follows at December 31:

	AFS			HTM
	2019	2018	2017	2019	2018	2017
	(dollars in thousands)
U.S. Treasury securities	$—	$1,981	$—	$994	$1,991	$4,994
U.S. government agency notes	5,019	9,997	10,119	4,986	11,992	19,004
MBS	7,887	—	—	19,980	24,929	30,305
	$12,906	$11,978	$10,119	$25,960	$38,912	$54,303

The amortized cost, estimated fair values, and weighted average yields of debt securities at December 31, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

					Weighted
	Amortized	Unrealized		Estimated	Average
	Cost	Gains	Losses	Fair Value	Yield
AFS Securities:	(dollars in thousands)
U.S. government agency notes:
Due within one year	$5,017	$2	$—	$5,019	2.23%
MBS:
Due after ten years	7,951	—	64	7,887	2.90%
	$12,968	$2	$64	$12,906	2.64%
HTM Securities:
U.S. Treasury securities:
Due within one year	$994	$14	$—	$1,008	2.63%
US government agency notes:
Due within one year	3,007	—	5	3,002	1.80%
Due after one to five years	1,979	100	—	2,079	2.81%
MBS:
Due after one to five years	1,430	10	2	1,438	2.15%
Due after five to ten years	7,114	51	3	7,162	2.77%
Due after ten years	11,436	53	20	11,469	2.86%
	$25,960	$228	$30	$26,158	2.66%

Weighted yields are based on amortized cost. MBS are assigned to maturity categories based on their final maturity.

We did not hold any securities with an aggregate book value and market value in excess of 10% of stockholders’ equity.

LHFS

We originate residential mortgage loans for sale on the secondary market. At December 31, 2019 and 2018, such LHFS, which are carried at fair value, amounted to $10.9 million and $9.7 million, respectively, the majority of which are subject to purchase commitments from investors.

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

The most common reason for a loan repurchase is due to a documentation error or disagreement with an investor, or on rare occasions for fraud. Repurchase requests are negotiated with each investor at the time we are notified of the demand and an appropriate reserve is taken at that time. We did not repurchase any loans during 2019 or 2018. We do not expect increases in repurchases or related losses to be a growing trend nor do we see it having a significant impact on our financial results.

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total interest-earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio net of unearned loan fees as of December 31:

	2019		2018		2017		2016		2015
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(dollars in thousands)
Residential Mortgage	$268,152	41.5%	$274,759	40.3%	$285,819	42.8%	$257,659	42.2%	$283,211	47.4%
Commercial	43,127	6.7%	35,884	5.2%	37,356	5.6%	46,468	7.6%	29,484	4.9%
Commercial real estate	228,012	35.3%	242,693	35.6%	235,129	35.2%	195,710	32.1%	174,912	29.2%
ADC	92,822	14.4%	114,540	16.8%	93,060	13.9%	90,102	14.8%	85,054	14.2%
Home equity/2nds	12,031	1.9%	13,386	2.0%	15,703	2.3%	19,129	3.1%	24,529	4.1%
Consumer	1,541	0.2%	1,087	0.1%	1,084	0.2%	1,210	0.2%	1,224	0.2%
	$645,685	100.0%	$682,349	100.0%	$668,151	100.0%	$610,278	100.0%	$598,414	100.0%

Loans decreased by $36.7 million, or 5.4%, to $645.7 million at December 31, 2019 compared to $682.3 million at December 31, 2018. This decrease was primarily due to decreased residential mortgage, commercial real estate, and ADC loan demand, as well as significant runoff in 2019 in those loan segments. Commercial loans increased 20.2% as we increased our focus on commercial lending in 2019.

Approximately 53% of our loans had adjustable rates as of December 31, 2019. Our variable-rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, our interest earned on the variable-rate loans would improve, and if rates were to fall, the interest we earn on such loans would decline, thus impacting our interest income. Some variable-rate loans have rate floors and/or ceilings which may delay and/or limit changes in interest income in a period of changing rates. See our discussion in “Interest Rate Sensitivity” later in this Item for more information on interest rate fluctuations.

The following table sets forth the maturity distribution for our loan portfolio at December 31, 2019. Some of our loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of our future cash collections.

	Maturing
	In one year or less		After 1 through 5 years		After 5 years
	Fixed	Variable	Fixed	Variable	Fixed	Variable	Total
	(dollars in thousands)
Residential Mortgage	$22,306	$11,031	$25,736	$5,578	$63,006	$140,495	$268,152
Commercial	3,490	16,661	8,097	2,812	5,616	6,451	43,127
Commercial real estate	9,005	12,766	52,116	7,709	71,230	75,186	228,012
ADC	34,889	19,569	5,480	17,376	1,398	14,110	92,822
Home equity/2nds	263	—	389	—	203	11,176	12,031
Consumer	—	—	672	23	846	—	1,541
	$69,953	$60,027	$92,490	$33,498	$142,299	$247,418	$645,685
		$129,980		$125,988		$389,717

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

The following table summarizes the activity in our Allowance by portfolio segment as of and for the years ended December 31:

	2019	2018	2017	2016	2015
	(dollars in thousands)
Allowance, beginning of year	$8,044	$8,055	$8,969	$8,758	$9,435
Charge-offs:
Residential mortgage	(20)	(534)	(726)	(151)	(454)
Commercial	—	—	—	(17)	(154)
Commercial real estate	(537)	(38)	—	(178)	(80)
ADC	—	(34)	—	(72)	—
Home equity/2nds	—	—	(98)	(50)	(834)
Consumer	(14)	—	(2)	—	—
Total charge-offs	(571)	(606)	(826)	(468)	(1,522)
Recoveries:
Residential mortgage	14	228	375	324	629
Commercial	—	—	—	54	284
Commercial real estate	130	424	157	23	—
ADC	5	—	—	157	49
Home equity/2nds	11	243	30	421	163
Consumer	5	—	—	50	—
Total recoveries	165	895	562	1,029	1,125
Net (charge-offs) recoveries	(406)	289	(264)	561	(397)
Reversal of provision for loan losses	(500)	(300)	(650)	(350)	(280)
Allowance, end of year	$7,138	$8,044	$8,055	$8,969	$8,758
Loans:
Year-end balance	$645,685	$682,349	$668,151	$610,278	$598,414
Average balance during year	676,622	675,418	617,838	604,356	624,087
Allowance as a percentage of
year-end loan balance	1.11%	1.18%	1.21%	1.47%	1.46%
Percent of average loans:
Reversal of provision for loan losses	0.07%	0.04%	0.11%	0.06%	0.04%
Net (charge-offs) recoveries	(0.06)%	0.04%	(0.04)%	0.09%	(0.06)%

The following tables summarize our allocation of the Allowance by loan segment as of December 31:

	2019			2018			2017
			Percent			Percent			Percent
			of Loans			of Loans			of Loans
		Percent	to Total		Percent	to Total		Percent	to Total
	Amount	of Total	Loans	Amount	of Total	Loans	Amount	of Total	Loans
	(dollars in thousands)
Residential mortgage	$2,264	31.7%	41.5%	$2,224	27.6%	40.3%	$3,099	38.5%	42.8%
Commercial	1,421	19.9%	6.7%	2,736	34.0%	5.2%	527	6.5%	5.6%
Commercial real estate	984	13.8%	35.3%	457	5.7%	35.6%	2,805	34.8%	35.2%
ADC	2,286	32.0%	14.4%	2,239	27.8%	16.8%	1,236	15.4%	13.9%
Home equity/2nds	134	1.9%	1.9%	222	2.8%	2.0%	386	4.8%	2.3%
Consumer	—	—%	0.2%	1	—%	0.1%	2	—	0.2%
Unallocated	49	0.7%	—%	165	2.1%	—%	—	—	—%
Total	$7,138	100.0%	100.0%	$8,044	100.0%	100.0%	$8,055	100.0%	100.0%

	2016			2015
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
	Amount	of Total	Loans	Amount	of Total	Loans
	(dollars in thousands)
Residential mortgage	$3,833	42.7%	42.2%	$4,188	47.8%	47.4%
Commercial	478	5.3%	7.6%	291	3.3%	4.9%
Commercial real estate	2,535	28.3%	32.1%	2,792	31.9%	29.2%
ADC	1,390	15.5%	14.8%	956	10.9%	14.2%
Home equity/2nds	728	8.1%	3.1%	528	6.1%	4.1%
Consumer	5	0.1%	0.2%	3	—%	0.2%
Total	$8,969	100.0%	100.0%	$8,758	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the Allowance as a best estimate of inherent losses within the portfolio. The Allowance totaled $7.1 million at December 31, 2019 and $8.0 million at December 31, 2018. Any changes in the Allowance from period to period reflect management’s ongoing application of its methodologies to establish the Allowance, which, for the year ended December 31, 2019, resulted in a reversal of the provision for loan losses of $500,000, compared to a similar such reversal of $300,000 for the year ended December 31, 2018.

At December 31, 2018, due to a reevaluation of its qualitative factors, the Company changed its estimates of the Allowance relative to historical loss experience within specific loan portfolio segments in order to better align its qualitative factors with historical losses experienced over a longer period of time, relative to those specific loan segments. The result of this change in estimate did not result in a material increase in the Allowance compared to the year ended December 31, 2017, however there were material changes to the Allowance between loan segments. Due to the change in accounting estimate, Allowance allocated to commercial loans and ADC loans increased approximately $2.2 and $1.1 million, respectively, while Allowance allocated to residential mortgage loans and commercial real estate loans decreased $600,000 and $2.7 million, respectively, as of December 31, 2018. This change in accounting estimate had no impact on earnings or diluted earnings per share. This change in estimate did not have any impact on the current period provision for loan losses, rather, it resulted in re-allocation of existing Allowances between loan classifications.

During 2019 we recorded net charge-offs of $406,000 compared to net recoveries of $289,000 during 2018. During 2019, net charge-offs as compared to average loans outstanding amounted to 0.06% compared to net recoveries as compared to average loans outstanding of 0.04% during 2018. The Allowance as a percentage of outstanding loans decreased from 1.18% as of December 31, 2018 to 1.11% as of December 31, 2019, reflecting the improvement in our overall asset quality.

Although management uses available information to establish the appropriate level of the Allowance, future additions or reductions to the Allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our Allowance may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our Allowance and related methodology. Such agencies may require us to recognize adjustments to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of December 31, 2019 and is sufficient to address the credit losses inherent in the current loan portfolio.

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

NPAs, expressed as a percentage of total assets, totaled 0.8% at December 31, 2019 and 0.6% at December 31, 2018. The ratio of the Allowance to nonperforming loans was 168.3% at December 31, 2019 and 172.8% at December 31, 2018. The decrease in this ratio from  December 31, 2018 to  December 31, 2019 was primarily a reflection of the decrease in the Allowance. The ratio of nonperforming loans to total loans was 0.7% at both December 31, 2019 and 2018.

The distribution of our NPAs is illustrated in the following table as of December 31:

	2019	2018	2017	2016	2015
Nonaccrual Loans:	(dollars in thousands)
Residential mortgage	$3,766	$2,580	$3,891	$3,580	$3,191
Commercial	—	430	78	151	483
Commercial real estate	237	660	159	2,938	2,681
ADC	89	558	314	269	521
Home equity/2nds	150	428	1,268	2,914	2,098
	4,242	4,656	5,710	9,852	8,974
Real Estate Acquired Through Foreclosure:
Residential mortgage	1,377	1,366	—	206	1,381
Commercial	—	—	—	—	37
Commercial real estate	452	—	187	528	—
ADC	558	171	216	239	326
	2,387	1,537	403	973	1,744
Total Nonperforming Assets	$6,629	$6,193	$6,113	$10,825	$10,718

Nonaccrual loans amounted to $4.2 million at December 31, 2019 and $4.7 million at December 31, 2018. Significant activity in nonaccrual loans during 2019 included additions of $2.3 million, transfers to real estate acquired through foreclosure of $1.3 million, returns to accrual status of $172,000, and pay-offs/sales of $1.1 million.

Real estate acquired through foreclosure increased $850,000 to $2.4 million at December 31, 2019 compared to $1.5 million at December 31, 2018, due to the addition of four properties.

The activity in our real estate acquired through foreclosure was as follows as of and for the years ended December 31:

	2019	2018	2017	2016	2015
	(dollars in thousands)
Balance at beginning of year	$1,537	$403	$973	$1,744	$1,947
Real estate acquired in satisfaction of loans	1,342	1,366	703	1,575	2,234
Write-downs and losses on real estate acquired through foreclosure	(259)	(61)	(103)	(176)	(9)
Proceeds from sales of real estate acquired through foreclosure	(233)	(171)	(1,170)	(2,170)	(2,428)
Balance at end of year	$2,387	$1,537	$403	$973	$1,744

There were no loans greater than 90 days past due and still accruing at December 31, 2019, 2018, 2017, 2016, or 2015.

Troubled Debt Restructured Loans (“TDRs”)

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR.

The composition of our TDRs is illustrated in the following table as of December 31:

	2019	2018	2017	2016	2015
Residential mortgage:	(dollars in thousands)
Nonaccrual	$85	$446	$736	$2,137	$1,071
<90 days past due/current	7,675	9,469	11,631	15,648	20,831
Commercial:
Nonaccrual	—	—	—	—	—
<90 days past due/current	—	—	—	—	103
Commercial real estate:
Nonaccrual	—	—	78	249	252
<90 days past due/current	984	1,019	1,862	1,914	2,464
ADC:
Nonaccrual	—	—	6	6	6
<90 days past due/current	130	134	137	170	978
Home equity/2nds:
Nonaccrual	—	—	—	—	—
<90 days past due/current	—	—	—	238	—
Consumer:
Nonaccrual	—	—	—	—	—
<90 days past due/current	69	76	84	96	10
Totals:
Nonaccrual	85	446	820	2,392	1,329
<90 days past due/current	8,858	10,698	13,714	18,066	24,386
	$8,943	$11,144	$14,534	$20,458	$25,715

See additional information on TDRs in Note 3 to the Consolidated Financial Statements.

Deposits

Deposits were $661.0 million at December 31, 2019 and $779.5 million at December 31, 2018. During the year ended December 31, 2019, we experienced decreases in all categories of deposit accounts due primarily to competition. In 2019 we saw runoff of short-term medical-use cannabis related funds (funds that have not actually been used in the medical-use cannabis industry yet) that account holders relocated to investment opportunities outside of the Bank. Management was aware of the short-term nature of certain medical-use cannabis related deposits and offset those funds by maintaining short-term liquidity to meet any deposit outflows.

The deposit breakdown is as follows as of December 31:

	2019	2018	2017	2016	2015
	(dollars in thousands)
NOW	$83,612	$106,508	$63,616	$63,137	$56,096
Money market	162,621	203,351	103,649	66,356	47,690
Savings	61,514	75,692	98,717	110,492	111,992
CDs	230,401	247,351	263,413	273,816	277,778
Total interest-bearing deposits	538,148	632,902	529,395	513,801	493,556
Noninterest-bearing deposits	122,901	146,604	72,833	58,145	30,215
Total deposits	$661,049	$779,506	$602,228	$571,946	$523,771

The following table provides the maturities of CDs in amounts of $100,000 or more at December 31:

	2019	2018
Maturing in:	(dollars in thousands)
3 months or less	$13,137	$26,910
Over 3 months through 6 months	21,019	23,330
Over 6 months through 12 months	37,331	27,160
Over 12 months	56,805	66,352
	$128,292	$143,752

Borrowings

Our borrowings consist of advances from the FHLB and a term loan from a commercial bank.

The FHLB advances are available under a specific collateral pledge and security agreement, which requires that we maintain collateral for all of our borrowings equal to 30% of total assets. Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and may contain prepayment penalties. Long-term borrowings through the FHLB have original maturities up to 20 years and generally contain prepayment penalties.

At December 31, 2019, our total available credit line with the FHLB was $246.7 million. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public. Our outstanding FHLB advance balance at December 31, 2019 and December 31, 2018 was $35.0 million and $70.0 million, respectively.

On September 30, 2016, we entered into a loan agreement with a commercial bank whereby we borrowed $3.5 million for a term of 8 years. The unsecured note bore interest at a fixed rate of 4.25% for the first 36 months then converted to a floating rate of the Wall Street Journal Prime plus 50 basis points for the remaining five years. Repayment terms were monthly interest only payments for the first 36 months, then quarterly principal payments of $175,000 plus interest. During the fourth quarter of 2019, we repaid the loan without penalty.

Certain information regarding our borrowings is as follows as of December 31:

	2019	2018	2017
Amount outstanding at year-end:	(dollars in thousands)
FHLB advances	$35,000	$70,000	$85,000
Commercial note payable	—	3,500	3,500
Weighted-average interest rate at year-end:
FHLB advances	1.92%	2.27%	2.40%
Commercial note payable	—%	4.25%	4.25%
Maximum outstanding at any month-end:
FHLB advances	$70,000	$96,000	$169,950
Commercial note payable	3,500	3,500	3,500
Average outstanding:
FHLB advances	$50,897	$87,669	$91,456
Commercial note payable	3,433	3,500	3,500
Weighted-average interest rate during the year:
FHLB advances	1.74%	2.17%	3.03%
Commercial note payable	4.20%	5.04%	5.04%

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB as of December 31, 2019:

Principal
Amount (in thousands)	Rate	Maturity
$ 25,000	1.75% to 1.92%	2020
10,000	2.19%	2022
$ 35,000

Subordinated Debentures

As of December 31, 2019 and 2018, the Company had outstanding $20.6 million in principal amount of Junior Subordinated Debt Securities, due in 2035 (the “2035 Debentures”). The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association as Trustee. The 2035 Debentures pay interest quarterly at a floating rate of interest of 3‑month LIBOR plus 200 basis points and mature on January 7, 2035. Payments of principal, interest, premium, and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture. The 2035 Debentures became redeemable, in whole or in part, by the Company on January 7, 2010.

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

Under the terms of the 2035 Debentures, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing. As of December 31, 2019, we were current on all interest due on the 2035 Debentures.

Capital Resources

Total stockholders’ equity increased $7.0 million to $105.5 million at December 31, 2019 compared to $98.5 million at December 31, 2018. The increase was principally a result of 2019 net income, net of common stock dividends.

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

Capital Adequacy

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As of both December 31, 2019 and 2018, the Bank exceeded all capital adequacy requirements to which it is subject and met the qualifications to be considered “well-capitalized.” See details of our capital ratios in Note 10 to the Consolidated Financial Statements.

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

See more detailed information on credit commitments below under “Liquidity.”

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

Information pertaining to the carrying amounts of our derivative financial instruments follows as of December 31:

	2019		2018
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)
Asset - IRLCs	$7,645	$179	$3,710	$100
Asset - mandatory forward contracts	7,645	23	—	—
Asset - best effort forward contracts	10,591	23	3,710	—
Liability - mandatory forward contracts	—	—	9,363	16

Contractual Obligations

We have certain obligations to make future payments under contract. At December 31, 2019, the aggregate contractual obligations and commitments were:

		Less than	After 1-3	After 3-5	After
	Total	one Year	Years	Years	5 Years
	(dollars in thousands)
CDs	$230,401	$126,156	$91,588	$12,657	$—
Borrowings	35,000	25,000	10,000	—	—
Subordinated debentures	20,619	—	—	—	20,619
Annual rental commitments under noncancelable leases	3,170	357	694	547	1,572
	$289,190	$151,513	$102,282	$13,204	$22,191

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

Our principal sources of liquidity are loan repayments, maturing investments, sales of AFS securities, deposits, borrowed funds, and proceeds from loans sold on the secondary market. The levels of such sources are dependent on the Bank’s operating, financing, and investing activities at any given time. We consider core deposits stable funding sources and include all deposits, except CDs of $100,000 or more. The Bank’s experience has been that a substantial portion of CDs renew at time of maturity and remain on deposit with the Bank. CDs scheduled to mature within one year amounted to $126.2 million at December 31, 2019. Additionally, loan payments, maturities, deposit growth, and earnings contribute to our flow of funds.

In addition to our ability to generate deposits, we have external sources of funds, which may be drawn upon when desired. The primary source of external liquidity is an available line of credit with the FHLB. Our credit availability under the FHLB’s credit availability program was $246.7 million at December 31, 2019, of which $35.0 million was outstanding.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $113.5 million at December 31, 2019. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2019, we had $16.9 million in unadvanced commitments for home equity lines of credit, $701,000 outstanding in mortgage loan commitments, $79.4 million outstanding in unadvanced construction commitments, and commitments under lines of credit for $16.5 million, which we expect to fund from the sources of liquidity described above. Standby letters of credit amounted to $3.3 million at December 31, 2019.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity. As of December 31, 2019, we had no material commitments for capital expenditures.

Our ability to acquire deposits or borrow could be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. At December 31, 2019, management considered the Company’s liquidity level to be sufficient for the purposes of meeting our cash flow requirements. We are not aware of any undisclosed known trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in our liquidity.

We anticipate that our primary sources of liquidity over the next twelve months will be from loan repayments, maturing investments, deposit growth, and borrowed funds. We believe that these sources of liquidity will be sufficient for us to meet our liquidity needs over the next twelve months.

Interest Rate Sensitivity

Interest rate sensitivity is an important factor in the management of the composition and maturity configurations of our interest-earning assets and our funding sources. The primary objective of our asset/liability management is to ensure the steady growth of our primary earnings component, net interest income. Our net interest income can fluctuate with significant interest rate movements. We may attempt to structure the statement of financial condition so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. However, imbalances in these repricing opportunities at any point in time may be appropriate to mitigate risks from fee income subject to interest rate risk, such as mortgage-banking activities.

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

In theory, we can diminish interest rate risk through maintaining a nominal level of interest rate sensitivity. In practice, this is made difficult by a number of factors including cyclical variation in loan demand, different impacts on our interest-

sensitive assets and liabilities when interest rates change, and the availability of our funding sources. Accordingly, we strive to manage the interest rate sensitivity gap by adjusting the maturity of and establishing rates on the interest-earning asset portfolio and certain interest-bearing liabilities commensurate with our expectations relative to market interest rates. Additionally, we may employ the use of off-balance sheet instruments, such as interest rate swaps or caps, to manage our exposure to interest rate movements. Generally, we attempt to maintain a balance between rate-sensitive assets and liabilities that is appropriate to minimize our overall interest rate risk, not just our net interest margin.

Our interest rate sensitivity position as of December 31, 2019 is presented in the following table. Our assets and liabilities are scheduled based on maturity or repricing data except for core deposits which are based on internal core deposit analyses. These assumptions are validated periodically by management. The difference between our rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. As of December 31, 2019, we had a one-year cumulative negative gap of  $111.4 million.

	180 days	181 days -	One-five
	or less	one year	years	> 5 years	Total
	(dollars in thousands)
Interest-bearing deposits (1)	$95,733	$—	$—	$—	$95,733
Securities	6,570	3,562	7,570	21,164	38,866
Restricted stock investments	2,431	—	—	—	2,431
LHFS	10,910	—	—	—	10,910
Loans	149,497	73,720	304,576	110,754	638,547
	$265,141	$77,282	$312,146	$131,918	$786,487

Savings	$24,606	$18,454	$18,454	$—	$61,514
NOWs	63,564	20,048	—	—	83,612
Money market	137,228	18,138	7,255	—	162,621
CDs	60,800	65,356	104,245	—	230,401
Borrowings	—	25,000	10,000	—	35,000
Subordinated debentures	20,619	—	—	—	20,619
	$306,817	$146,996	$139,954	$—	$593,767

Period	$(41,676)	$(69,714)	$172,192	$131,918
% of Assets	(5.04)%	(8.43)%	20.82%	15.95%
Cumulative	$(41,676)	$(111,390)	$60,802	$192,720
% of Assets	(5.04)%	(13.47)%	7.35%	23.30%
Cumulative assets to liabilities	86.42%	75.45%	110.24%	132.46%

(1)	Includes CDs held for investment

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

At December 31, 2019, the simulation model provided the following interest-rate risk profile (changes in the EVE):

Change in Rates		Amount	$ Change	% Change
(dollars in thousands
+400	bp	$ 145,951	$ 648	0.45%
+300	bp	149,554	4,251	2.93%
+200	bp	152,214	6,911	4.76%
+100	bp	151,187	5,884	4.05%
0	bp	145,303
(100)	bp	128,886	(16,417)	(11.30)%
(200)	bp	101,144	(44,159)	(30.39)%

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

Inflation

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with GAAP and practices within the banking industry which require the measurement of financial condition and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. As a financial institution, virtually all of our assets and liabilities are monetary in nature and interest rates have a more significant impact on our performance than the effects of general levels of inflation. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless mitigated by increases in our revenues correspondingly. However, we believe that the impact of inflation on our operations was not material for 2019 or 2018.

Subsequent Event

On February 25, 2020, the Company’s Board of Directors declared a $0.04 per share dividend to stockholders of record on March 6, 2020, payable on March 17, 2020.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of interest rate risk, see Item 7 of Part II of this Annual Report on Form 10‑K under the heading “Interest Rate Sensitivity.”

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The attestation reports by the Company’s independent registered public accounting firm, the Financial statements, and supplementary data are included herein at pages F‑1 through F‑46, and incorporated herein by reference.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. As of December 31, 2019, the Company’s management, including the Company’s CEO (Principal Executive Officer) and CFO (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgement in evaluating the benefits of possible controls and procedures relative to their costs. Based on this evaluation, the Company's CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company's disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflects the transactions and disposition of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2019, the Company's internal control over financial reporting was effective.

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

The Company had previously identified a material weakness in its internal control over financial reporting, specifically related to both management’s review controls and risk rating controls over the Company’s Allowance. The material weakness in internal control over financial reporting resulted from a lack of sufficient management review controls over the development and monitoring of qualitative factors and other relevant assumptions used in calculating the general component of the Allowance, a lack of sufficient management review controls over the relevant inputs and assumptions used to measure the fair value of impaired loans, lack of controls to identify the completeness of TDRs, and review over the completeness of changes to loans’ risk ratings that are required to be modified within the Company’s loan accounting system.

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

Other than the remediation described above, there has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The additional information required by this item will be included in the Company’s definitive Proxy Statement relating to the 2020 Annual Stockholders Meeting (“Proxy Statement”) to be filed with the SEC and incorporated herein by reference.

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

PART IV

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) and (b) Exhibits Required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this Form 10‑K:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Severn Bancorp, Inc., as amended (1)
3.2 *	Bylaws of Severn Bancorp, Inc., as amended
4.1	Form of Common Stock Certificate
4.2 *	Description of Common Stock
10.1+	Stock Option Plan (2)
10.2+	Employee Stock Ownership Plan (3)
10.3+	Form of Common Stock Option Agreement (4)
10.4+	2019 Equity Incentive Plan (7)
10.5+	Form of Subscription Agreement (6)
10.6	Form of Subordinated Note (6)
10.7+	Form of Restricted Stock Award Agreement (5)
10.8+	Form of Incentive Stock Option Award Agreement (5)
10.9+	Employment Agreement by and between Severn Bancorp, Inc, Severn Bank, and Vance W. Adkins dated August 27, 2019 (9)
10.10+	Form of Non-Qualified Stock Option Award Agreement (5)
10.11+	Separation Agreement and Release by and between Severn Savings Bank, FSB and Paul Susie dated June 10, 2019 (10)
10.12+	Change In Control Agreement by and between Severn Bancorp, Inc., Severn Bank, and Alan J. Hyatt, dated December 30, 2019 (11)
14.1	Code of Ethics (8)
21.1*	Subsidiaries of Severn Bancorp, Inc.
23.1*	Consent of BDO USA, LLP
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*

The following financial statements from Severn Bancorp, Inc. Annual Report on Form 10‑K as of December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

+     Denotes management contract, compensatory plan, or arrangement.

*     Filed herewith.

(1)	Incorporated by reference from the Company’s Annual Report on Form 10‑K for fiscal year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 11, 2009.
(2)	Incorporated by reference from the Company’s Annual Report on Form 10‑K for fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 21, 2005.
(3)	Incorporated by reference from the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 7, 2002.
(4)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on March 20, 2006.
(5)	Incorporated by reference from the Company’s Form S-8 filed with Securities and Exchange Commission on June 21, 2019.
(6)	Incorporated by reference from the Company’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on November 18, 2008.
(7)	Incorporated by reference from the Company’s 2019 Proxy Statement filed with the Securities and Exchange Commission on April 23, 2019.
(8)	Incorporated by reference from the Company’s Annual Report on Form 10‑K for fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 25, 2004.

(9)	Incorporated by reference form the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2019.
(10)	Incorporated by reference form the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2019.
(11)	Incorporated by reference form the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2020.

ITEM 16  FORM 10‑K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVERN BANCORP, INC.
March 16, 2020	/s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board, President, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated on March 16, 2020.

/s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board,
President, and Chief Executive Officer
(Principal Executive Officer)

/s/ Vance W. Adkins
Vance W. Adkins, Executive Vice
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

Stockholders and Board of Directors

Severn Bancorp, Inc.

Annapolis, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Severn Bancorp, Inc. and Subsidiaries, (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2020 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Philadelphia, Pennsylvania

March 16, 2020

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Severn Bancorp, Inc.

Annapolis, Maryland

Opinion on Internal Control over Financial Reporting

We have audited Severn Bancorp, Inc. and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of Severn Bancorp, Inc. and Subsidiaries, (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 16, 2020 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Philadelphia, Pennsylvania

March 16, 2020

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

	December 31,
	2019	2018
ASSETS
Cash and due from banks	$2,892	$2,880
Federal funds sold and interest-bearing deposits in other banks	85,301	185,460
Cash and cash equivalents	88,193	188,340
Certificates of deposit held for investment	7,540	8,780
Securities available for sale, at fair value	12,906	11,978
Securities held to maturity (fair value of $26,158 and $38,212 at December 31, 2019 and 2018, respectively)	25,960	38,912
Mortgage loans held for sale, at fair value	10,910	9,686
Loans receivable	645,685	682,349
Allowance for loan losses	(7,138)	(8,044)
Loans, net	638,547	674,305
Real estate acquired through foreclosure	2,387	1,537
Restricted stock investments	2,431	3,766
Premises and equipment, net	22,144	22,745
Accrued interest receivable	2,458	2,848
Deferred income taxes	1,748	2,363
Bank owned life insurance	5,377	5,225
Goodwill	1,104	1,104
Other assets	5,214	2,644
Total assets	$826,919	$974,233
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest bearing	$122,901	$146,604
Interest-bearing	538,148	632,902
Total deposits	661,049	779,506
Long-term borrowings	35,000	73,500
Subordinated debentures	20,619	20,619
Accrued expenses and other liabilities	4,779	2,155
Total liabilities	721,447	875,780
Stockholders' Equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 12,810,926 and 12,759,576 shares issued and outstanding at December 31, 2019 and 2018, respectively	128	128
Additional paid-in capital	65,944	65,538
Retained earnings	39,445	32,860
Accumulated other comprehensive loss	(45)	(73)
Total stockholders' equity	105,472	98,453
Total liabilities and stockholders' equity	$826,919	$974,233

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year Ended December 31,
	2019	2018
Interest income:
Loans	$36,201	$34,877
Securities	930	1,196
Other earning assets	2,679	1,587
Total interest income	39,810	37,660
Interest expense:
Deposits	7,350	5,688
Borrowings and subordinated debentures	1,953	2,915
Total interest expense	9,303	8,603
Net interest income	30,507	29,057
Reversal of provision for loan losses	(500)	(300)
Net interest income after reversal of provision for loan losses	31,007	29,357
Noninterest income:
Mortgage-banking revenue	3,747	2,561
Real estate commissions	1,834	1,707
Real estate management fees	627	674
Deposit service charges	2,189	1,552
Title company revenue	1,126	1,045
ATM surcharges	239	195
Income from bank owned life insurance	152	161
Other noninterest income	350	534
Total noninterest income	10,264	8,429
Noninterest expense:
Compensation and related expenses	19,738	17,819
Occupancy	1,703	1,555
Legal fees	157	149
Write-downs, losses, and costs of real estate acquired through foreclosure, net of gains	172	83
Federal Deposit Insurance Corporation insurance premiums	116	229
Professional fees	1,147	498
Advertising	936	1,021
Data processing	1,508	1,098
Credit report and appraisal fees	198	185
Licensing and software	946	596
Internal audit and compliance	338	242
Office expenses, printing, and postage	356	420
Telecommunications	378	326
Other noninterest expense	1,968	2,019
Total noninterest expense	29,661	26,240
Net income before income tax provision	11,610	11,546
Income tax provision	3,236	2,977
Net income	8,374	8,569
Dividends on preferred stock	—	(70)
Net income available to common stockholders	$8,374	$8,499
Net income per common share - basic	$0.66	$0.68
Net income per common share - diluted	$0.65	$0.67

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2019	2018
Net income	$8,374	$8,569
Other comprehensive income (loss) items:
Unrealized holding gains (losses) on available-for-sale securities arising during the period (net of tax (expense) benefit of $(10) and $14	28	(38)
Total other comprehensive income (loss)	28	(38)
Total comprehensive income	$8,402	$8,531

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

	Number of	Number of					Accumulated
	Shares of	Shares of			Additional		Other	Total
	Preferred	Common	Preferred	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Stock	Capital	Earnings	Loss	Equity
Balance at January 1, 2018	437,500	12,233,424	$4	$122	$65,137	$25,872	$(35)	$91,100
Net income	—	—	—	—	—	8,569	—	8,569
Stock-based compensation	—	—	—	—	218	—	—	218
Redemption of preferred stock	(437,500)	437,500	(4)	4	—	—	—	—
Dividend declared on Series A preferred stock	—	—	—	—	—	(70)	—	(70)
Dividends paid on common stock at $0.12 per share	—	—	—	—	—	(1,511)	—	(1,511)
Exercise of stock options	—	88,652	—	2	372	—	—	374
Other	—	—	—	—	(189)	—	—	(189)
Other comprehensive loss	—	—	—	—	—	—	(38)	(38)
Balance at December 31, 2018	—	12,759,576	—	128	65,538	32,860	(73)	98,453
Net income	—	—	—	—	—	8,374	—	8,374
Stock-based compensation	—	—	—	—	146	—	—	146
Dividends paid on common stock at $0.14 per share	—	—	—	—	—	(1,789)	—	(1,789)
Exercise of stock options	—	51,350	—	—	260	—	—	260
Other comprehensive income	—	—	—	—	—	—	28	28
Balance at December 31, 2019	—	12,810,926	$—	$128	$65,944	$39,445	$(45)	$105,472

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, except per share data)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$8,374	$8,569
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,443	1,312
Amortization of deferred loan fees	(1,911)	(1,835)
Net (amortization) accretion of premiums and discounts	(45)	219
Reversal of provision for loan losses	(500)	(300)
Write-downs and losses on real estate acquired through foreclosure, net of gains	259	61
Gain on sale of mortgage loans	(3,747)	(2,561)
Write off of restricted stock	—	100
Proceeds from sale of mortgage loans held for sale	173,630	98,224
Originations of loans held for sale	(171,755)	(100,819)
Stock-based compensation	146	218
Increase in cash surrender value of bank-owned life insurance	(152)	(161)
Deferred income taxes	604	2,952
Decrease (increase) in accrued interest receivable	390	(208)
(Increase) decrease in other assets	(32)	132
Increase (decrease) in accrued expenses and other liabilities	86	(186)
Net cash provided by operating activities	6,790	5,717
Cash flows from investing activities:
Redemption of certificates of deposit held for investment	1,240	—
Loan principal repayments, net of (disbursements)	37,476	(13,440)
Redemption of restricted stock investments, net	1,335	623
Purchases of premises and equipment	(842)	(918)
Activity in securities held to maturity:
Maturities/calls/repayments	12,850	15,263
Activity in available-for-sale securities:
Purchases	(7,958)	(2,000)
Maturities/calls/repayments	7,215	—
Proceeds from sales of real estate acquired through foreclosure	233	171
Net cash provided by (used in) investing activities	51,549	(301)
Cash flows from financing activities:
Net (decrease) increase in deposits	(118,457)	177,278
Additional long-term borrowings	—	46,500
Repayments of long-term borrowings	(38,500)	(61,500)
Common stock dividends	(1,789)	(1,511)
Preferred stock dividends	—	(70)
Exercise of stock options	260	374
Net cash (used in) provided by financing activities	(158,486)	161,071
(Decrease) increase in cash and cash equivalents	(100,147)	166,487
Cash and cash equivalents at beginning of period	188,340	21,853
Cash and cash equivalents at end of period	$88,193	$188,340
Supplemental Noncash Disclosures:
Interest paid on deposits and borrowed funds	$9,354	$8,578
Income taxes paid	1,919	103
Real estate acquired in satisfaction of loans	1,342	1,366
Initial recognition of operating lease right-of-use asset	2,684	—
Initial recognition of operating lease liability	2,684	—
Transfers of loans held for sale to loan portfolio	648	—
Common stock issued upon conversion of preferred stock	—	4
Preferred stock converted to common stock	—	(4)

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of Severn Bancorp, Inc. and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”). Events occurring after the date of the financial statements up to March 16, 2020, the date the financial statements were available to be issued, were considered in the preparation of the consolidated financial statements.

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

Change in Accounting Estimate

At December 31, 2018, due to a reevaluation of its qualitative factors, the Company changed its estimates of the Allowance relative to historical loss experience within specific loan portfolio segments in order to better align its qualitative factors with historical losses experienced over a longer period of time, relative to those specific loan segments. The result of this change in estimate did not result in a material increase in the Allowance compared to the year ended December 31, 2017, however there were material changes to the Allowance between loan segments. Due to the change in accounting estimate,

Allowance allocated to commercial loans and construction, land acquisition, and development (“ADC”) loans increased approximately $2.2 and $1.1 million, respectively, while Allowance allocated to residential mortgage loans and commercial real estate loans decreased $600,000 and $2.7 million, respectively, as of December 31, 2018. This change in accounting estimate had no impact on earnings or diluted earnings per share.

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

Significant Accounting Policies

Revenue Recognition

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, effective January 1, 2018, established principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage-banking and mortgage servicing activities. Our revenue-generating activities that are within the scope of ASC 606, which are presented in our Consolidated Statements of Income as components of noninterest income, are service charges on deposit accounts (including ATM surcharges), real estate commissions, real estate management fees, and title company revenue.

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

All contract acquisition costs are expensed as incurred. We had no contract assets or liabilities at December 31, 2019 or 2018.

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

Loans Held for Sale (“LHFS”)

Mortgage loans originated for sale are carried at fair value. Fair value is determined based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements or third-party pricing models. Gains and losses on loan sales are determined using the specific-identification method and are recognized through mortgage-banking revenue in the Consolidated Statements of Income. LHFS are sold either with the mortgage servicing rights (“MSRs”) released or retained by the Bank.

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

Transfers of LHFS

In accordance with FASB guidance on mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company’s loan portfolio are valued at lower of cost or market value (“LCM”) at the time of the transfer with any decline in value recorded as a charge against mortgage-banking revenue.

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

Loan Impairment

A loan is considered impaired if it meets any of the following three criteria:

•	Loans that are 90 days or more in arrears (nonaccrual loans);
•	Loans where, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement; or
•	Loans that are modified and qualify as troubled debt restructured loans (“TDR” or “TDRs”) (see below).

If a loan is considered to be impaired, it is then determined to be either cash flow or collateral dependent for purposes of measuring an appropriate Allowance (see Allowance discussion below).

TDRs

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

The Allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as impaired. When a real estate secured loan becomes impaired, a decision is made as to whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the LTV ratio based on the original appraisal, and the condition of the property. Appraised values are discounted, if appropriate, to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property. For loans secured by collateral other than real estate, such as accounts receivable, inventory, and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging, or equipment appraisals or invoices.

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

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. It also reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. On a quarterly basis, management performs a detailed analysis of the Allowance to verify the adequacy and appropriateness of the Allowance in meeting probable losses in the loan portfolio.

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

Restricted Stock Investments

Our restricted stock investments include stock of the Federal Home Loan Bank of Atlanta (the “FHLB”) and capital stock of a bankers’ bank. Our investment in the FHLB stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of GAAP because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution. The Bank’s investment in the capital stock of the bankers’ bank is carried at cost as no readily available market exists for this stock and it has no quoted market value. During 2018, we wrote off one such stock in the amount of $100,000 as the Bankers bank was subsequently liquidated.

We evaluated the FHLB stock for impairment in accordance with GAAP. The Bank’s determination of whether this investment is impaired is based on an assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value. The determination of whether a decline in value affects the ultimate recoverability of its cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB, and (4) the liquidity position of the FHLB. Management has evaluated the FHLB stock for impairment and believes that no impairment charge is necessary as of December 31, 2019.

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

Goodwill is not amortized but is tested for impairment periodically. We assess goodwill for potential impairment annually as of September 30, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. As of September 30, 2019, we determined that there was no evidence of impairment of goodwill, nor were there any other events or circumstances which would change that conclusion through December 31, 2019.

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

Derivative Financial Instruments and Hedging

We account for derivatives in accordance with FASB literature on accounting for derivative instruments and hedging activities. When we enter into a derivative contract, we designate the derivative as held for trading, an economic hedge, or a qualifying hedge as detailed in the literature. The designation may change based upon management’s reassessment or changing circumstances. Derivatives utilized by the Company include interest rate lock commitments (“IRLC” or “IRLCs”) and forward settlement contracts. IRLCs occur when we originate mortgage loans with interest rates determined prior to funding. Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency, or commodity at a predetermined future date, rate, or price.

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

At December 31, 2019 and 2018, we did not have any designated hedges as we do not designate IRLCs or forward sales commitments on residential mortgage originations as hedges. We have elected the fair value option to record IRLCs and forward sales commitments on residential mortgage originations and recognize any related gains and losses in the Consolidated Statements of Income.

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

Advertising Costs

We expense our advertising costs as incurred, except payments for major sponsorships which are amortized over an estimated life not to exceed one year. Advertising expenses were $936,000 and $1.0 million for the years ended December 31, 2019 and 2018, respectively.

Recent Accounting Pronouncements

Pronouncements Adopted

In February 2016, FASB issued Accounting Standards Update (“ASU”) 2016‑02, Leases, which requires a lessee to recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a right-of-use (“ROU”) asset. The accounting applied by the lessor is relatively unchanged. The ASU also requires expanded qualitative and quantitative disclosures. For public business entities, the guidance was effective for interim and annual reporting periods beginning after December 15, 2018 and mandated a modified retrospective transition for all entities. We adopted this standard using the option to apply the transition provisions of the new standard at the adoption date instead of the earliest period presented as provided in ASU 2018-11. Additionally, we elected to apply all practical expedients as provided in ASU 2016-02, with the exception of the hindsight practical expedient which was not elected. As a result of the adoption of this standard, effective January 1, 2019, we recognized both an ROU asset and a lease liability of $2.7 million to be recorded in other assets and other liabilities, respectively, on the balance sheet. The original lease liability represented the present value of the future payments on five leased properties and six leased pieces of equipment within the Company’s footprint, while the ROU asset reflected the lease liability adjusted for deferred rent balances of the respective properties as of the adoption date of January 1, 2019.

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

Pronouncements Issued

In September 2016, FASB issued ASU No. 2016‑13, Financial Instruments – Credit Losses, which sets forth a current expected credit loss (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU was originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In July 2019, the FASB issued a proposal to delay the implementation for smaller reporting companies such as us until January 2023. In October, 2019, that proposal was finalized with the issuance of ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 was issued to address concerns with the adoption of ASU 2016-13. ASU 2019-05 gives entities the ability to irrevocably elect the fair value option in Subtopic 825-10 for certain existing financial assets upon transition to ASU 2016-03. Financial assets that are eligible for this fair value election are those that qualify under Subtopic 825-10 and are within the scope of Subtopic 326-10, Financial Instruments - Credit Losses - Measured at Amortized Costs. An exception to this is HTM debt securities, which do not qualify for this transition election. The effective date for the amendment is the same as the effective date in ASU 2016-03. In November 2019, FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. ASU 2019-10 was issued to defer the effective dates for certain guidance for certain entities. The amendments in this update amend the mandatory effective dates for ASC 326, Financial Instruments - Credit Losses, for entities eligible to be smaller reporting companies as defined by the Securities and Exchange Commission for fiscal years beginning after December 15, 2022, including interim reporting periods within that reporting period.

We have contracted with a third party vendor to assist in the transition to CECL. The Bank has purchased the third party vendor’s CECL software and has separately contracted with their advisory services group to help with the installation and transition. As the Bank has been using other software of this specific vendor, they have access to the Bank’s historical data. The Bank has been updating the data and the process by which data will be transferred to the third party vendor, so that they have all of the information necessary for CECL calculations. This process is complete. The next stage in the process is to convert to the vendor’s incurred loss model, which must be completed prior to the final conversion to CECL. This process is almost complete. The third party vendor has also begun determining which economic factors are most directly responsible for Bank’s historical losses. They have also started to recommend pools to be used for CECL calculations, and appropriate methods (as proscribed by CECL) to calculate the reserve for the various pools. As the third party vendor has many financial institution clients, they will be able to provide peer group data to the extent the Bank’s data is not sufficient to make the many determinations required under CECL.

Although the implementation of CECL has been delayed, the Bank is continuing with the implementation at a pace to ensure that we will be in position to completely transition to CECL by the required date.

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

In November 2019, FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2019-11 was issued to address issues raise by stakeholders during the implementation of ASU 2016-13. ASU 2019-11 provides transition relief when adjusting the effective interest rate for TDRs that exist as of the adoption date, extends the disclosure relief in ASU 2019-04 to disclose accrued interest receivable balances separately from the amortized cost basis to additional disclosures involving amortized cost basis, and provides clarification regarding application of the guidance in paragraph 326-20-35-6 for financial assets secured by collateral maintenance provisions that provides a practical expedient to measure the estimate of expected credit losses by comparing the amortized cost basis of a financial asset and the fair value of collateral securing the financial asset as of the reporting date. The effective date and transition requirements for the amendment are the same as the effective date and transition requirements in ASU 2016-13.

In December 2019, FASB issued ASU No. 2019-12, Simplifying the Accounting for Taxes, which simplifies the accounting for incomes taxes by removing certain exceptions in the current codification. The standard is effective for fiscal years beginning after December 15, 2020. The adoption of ASU No. 2019‑12 is not expected to have a material impact on our financial position, results of operations, or cash flows.

In January 2020, FASB issued ASU No. 2020-01, Investments – Equity securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and  Derivatives and Hedging (Topic 815), which clarifies the interaction between the three Topics. The standard is effective for fiscal years beginning after December 15, 2020. The adoption of ASU No. 2020‑01 is not expected to have a material impact on our financial position, results of operations, or cash flows.

Note 2 - Securities

The amortized cost and estimated fair values of our AFS securities portfolio were as follows as of December 31, 2019:

	2019
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
U.S. government agency notes	$5,017	$2	$—	$5,019
Mortgage-backed securities	7,951	—	64	7,887
	$12,968	$2	$64	$12,906

	2018
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
U.S. Treasury securities	$1,992	$—	$11	$1,981
U.S. government agency notes	10,086	—	89	9,997
	$12,078	$—	$100	$11,978

The amortized cost and estimated fair values of our HTM securities portfolio were as follows as of December 31:

	2019
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$994	$14	$—	$1,008
U.S. government agency notes	4,986	100	5	5,081
Mortgage-backed securities	19,980	114	25	20,069
	$25,960	$228	$30	$26,158

	2018
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$1,991	$17	$—	$2,008
U.S. government agency notes	11,992	45	92	11,945
Mortgage-backed securities	24,929	6	676	24,259
	$38,912	$68	$768	$38,212

Gross unrealized losses and fair value by length of time that the individual AFS securities have been in an unrealized loss position at the dates indicated are presented in the following tables as of December 31:

	2019
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
Mortgage-backed securities	7	$7,887	$64	—	$—	$—	7	$7,887	$64
	7	$7,887	$64	—	$—	$—	7	$7,887	$64

	2018
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
U.S. Treasury securities	1	$990	$5	1	$991	$6	2	$1,981	$11
U.S. government agency notes	—	—	—	8	9,997	89	8	9,997	89
	1	$990	$5	9	$10,988	$95	10	$11,978	$100

Gross unrealized losses and fair value by length of time that the individual HTM securities have been in an unrealized loss position at the dates indicated are presented in the following tables as of December 31:

	2019
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
U.S. government agency notes	—	$—	$—	3	$3,003	$5	3	$3,003	$5
Mortgage-backed securities	2	2,544	17	2	1,238	8	4	3,782	25
	2	$2,544	$17	5	$4,241	$13	7	$6,785	$30

	2018
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
U.S. government agency notes	—	$—	$—	10	$9,927	$92	10	$9,927	$92
Mortgage-backed securities	—	—	—	18	24,011	676	18	24,011	676
	—	$—	$—	28	$33,938	$768	28	$33,938	$768

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

Contractual maturities of debt securities at December 31, 2019 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS Securities		HTM Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Due in one year or less	$5,017	$5,019	$4,001	$4,010
Due after one through five years	—	—	1,979	2,079
Mortgage-backed securities	7,951	7,887	19,980	20,069
	$12,968	$12,906	$25,960	$26,158

There were no securities pledged as collateral as of December 31, 2019 or 2018.

There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at either December 31, 2019 or 2018.

Note 3 - Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows at December 31:

	2019	2018
	(dollars in thousands)
Residential mortgage	$269,654	$276,389
Commercial	43,127	35,884
Commercial real estate	229,257	244,088
Construction, land acquisition, and development	92,822	114,540
Home equity/2nds	12,031	13,386
Consumer	1,541	1,087
Total loans receivable	648,432	685,374
Unearned loan fees, net	(2,747)	(3,025)
Loans receivable	$645,685	$682,349

Certain loans in the amount of $158.9 million have been pledged under a blanket floating lien to the FHLB as collateral against advances.

At December 31, 2019, the Bank was servicing $25.9 million in loans for the Federal National Mortgage Association and $13.0 million in loans for the Federal Home Loan Mortgage Corporation.

Credit Quality

An Allowance is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. Management has an established methodology to determine the adequacy of the Allowance that assesses the risks and losses inherent in the loan portfolio. The methodology takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Determining the amount of the Allowance requires the use of estimates and assumptions. Actual results could differ significantly from those estimates. While management uses available information to estimate losses on loans, future additions to the Allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies periodically review the Allowance as an integral part of their examination process. Such agencies may require us to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of both December 31, 2019 and 2018.

At December 31, 2018, due to a reevaluation of its qualitative factors, the Company changed its estimates of the Allowance relative to historical loss experience within specific loan portfolio segments in order to better align its qualitative factors with historical losses experienced over a longer period of time, relative to those specific loan segments. The result of this change in estimate did not result in a material increase in the Allowance compared to the year ended December 31, 2017, however there were material changes to the Allowance between loan segments. Due to the change in accounting estimate, Allowance allocated to commercial loans and ADC loans increased approximately $2.2 and $1.1 million, respectively, while Allowance allocated to residential mortgage loans and commercial real estate loans decreased $600,000 and $2.7 million, respectively, as of December 31, 2018. This change in accounting estimate had no impact on earnings or diluted earnings per share.

For purposes of determining the Allowance, we have segmented our loan portfolio by product type. Our portfolio loan segments are residential mortgage, commercial, commercial real estate, ADC, home equity/2nds, and consumer. We have looked at all segments and have determined that no additional subcategorization is warranted based upon our credit review methodology and our portfolio classes are the same as our portfolio segments.

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

Commercial lines of credit are subject to the underwriting standards and processes similar to commercial loans, in addition to those underwriting standards for real estate loans. These loans are viewed primarily as cash flow dependent and, secondarily, as loans secured by real-estate and/or other assets. Repayment of these loans is generally dependent upon the successful operation of the property securing the loan or the principal business conducted on the property securing the loan. Line of credit loans may be adversely affected by conditions in the real estate markets or the economy in general. Management monitors and evaluates line of credit loans based on collateral and risk-rating criteria.

Commercial real estate - subject to the underwriting standards and processes similar to commercial loans and lines of credit, in addition to those underwriting standards for real estate loans. These loans are viewed primarily as cash flow dependent and secondarily as loans secured by real estate. Repayment of these loans is generally dependent upon the successful operation of the property securing the loan or the principal business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or the economy in general. Management monitors and evaluates commercial real estate loans based on collateral and risk-rating criteria. The Bank also utilizes third-party experts to provide environmental and market valuations. The nature of commercial real estate loans makes them more difficult to monitor and evaluate.

ADC - underwritten in accordance with our underwriting policies which include a financial analysis of the developers, property owners, construction cost estimates, and independent appraisal valuations. These loans will rely on the value associated with the project upon completion. Construction loans generally involve the disbursement of substantial funds over a short period of time with repayment substantially dependent upon the success of the completed project rather than the ability of the borrower or guarantor to repay principal and interest. Additionally, land is underwritten according to our policies which include independent appraisal valuations as well as the estimated value associated with the land upon completion of development. Any or all of these costs and valuation estimates could be inaccurate.

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

Home equity/2nds - subject to the underwriting standards and processes similar to residential mortgages and are secured by one to four family dwelling units. Home equity/2nds loans have greater risk than residential mortgages as a result of the Bank generally being in a junior lien position.

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

The following tables present, by portfolio segment, the changes in the Allowance and the recorded investment in loans as of and for the years ended December 31:

	2019
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$2,224	$2,736	$457	$2,239	$222	$1	$165	$8,044
Charge-offs	(20)	—	(537)	—	—	(14)	—	(571)
Recoveries	14	—	130	5	11	5	—	165
Net (charge-offs) recoveries	(6)	—	(407)	5	11	(9)	—	(406)
Provision for (reversal of) loan losses	46	(1,315)	934	42	(99)	8	(116)	(500)
Ending Balance	$2,264	$1,421	$984	$2,286	$134	$—	$49	$7,138

Ending balance - individually evaluated for impairment	$752	$—	$64	$32	$2	$—	$—	$850
Ending balance - collectively evaluated for impairment	1,512	1,421	920	2,254	132	—	49	6,288
	$2,264	$1,421	$984	$2,286	$134	$—	$49	$7,138

Ending loan balance -individually evaluated for impairment	$11,517	$—	$1,221	$880	$563	$69		$14,250
Ending loan balance -collectively evaluated for impairment	256,635	43,127	226,791	91,942	11,468	1,472		631,435
	$268,152	$43,127	$228,012	$92,822	$12,031	$1,541		$645,685

	2018
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$3,099	$527	$2,805	$1,236	$386	$2	$—	$8,055
Charge-offs	(534)	—	(38)	(34)	—	—	—	(606)
Recoveries	228	—	424	—	243	—	—	895
Net (charge-offs) recoveries	(306)	—	386	(34)	243	—	—	289
(Reversal of) provision for loan losses	(569)	2,209	(2,734)	1,037	(407)	(1)	165	(300)
Ending Balance	$2,224	$2,736	$457	$2,239	$222	$1	$165	$8,044

Ending balance - individually evaluated for impairment	$927	$430	$142	$32	$2	$—	$—	$1,533
Ending balance - collectively evaluated for impairment	1,297	2,306	315	2,207	220	1	165	6,511
	$2,224	$2,736	$457	$2,239	$222	$1	$165	$8,044

Ending loan balance - individually evaluated for impairment	$12,579	$430	$1,992	$1,278	$871	$76		$17,226
Ending loan balance - collectively evaluated for impairment	262,180	35,454	240,701	113,262	12,515	1,011		665,123
	$274,759	$35,884	$242,693	$114,540	$13,386	$1,087		$682,349

The following tables present the credit quality breakdown of our loan portfolio by class as of December 31:

	2019
		Special
	Pass	Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$264,008	$—	$4,144	$268,152
Commercial	41,927	1,200	—	43,127
Commercial real estate	224,118	2,835	1,059	228,012
ADC	92,304	—	518	92,822
Home equity/2nds	11,490	402	139	12,031
Consumer	1,541	—	—	1,541
	$635,388	$4,437	$5,860	$645,685

	2018
		Special
	Pass	Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$270,727	$827	$3,205	$274,759
Commercial	35,435	19	430	35,884
Commercial real estate	237,387	3,523	1,783	242,693
ADC	113,072	—	1,468	114,540
Home equity/2nds	12,536	434	416	13,386
Consumer	1,087	—	—	1,087
	$670,244	$4,803	$7,302	$682,349

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31:

	2019
	30-59	60-89	90+
	Days	Days	Days	Total			Non-
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accrual
	(dollars in thousands)
Residential mortgage	$3,183	$81	$2,200	$5,464	$262,688	$268,152	$3,766
Commercial	—	—	—	—	43,127	43,127	—
Commercial real estate	—	—	126	126	227,886	228,012	237
ADC	—	89	—	89	92,733	92,822	89
Home equity/2nds	—	—	139	139	11,892	12,031	150
Consumer	—	15	—	15	1,526	1,541	—
	$3,183	$185	$2,465	$5,833	$639,852	$645,685	$4,242

	2018
	30-59	60-89	90+
	Days	Days	Days	Total			Non-
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accrual
	(dollars in thousands)
Residential mortgage	$1,060	$—	$1,794	$2,854	$271,905	$274,759	$2,580
Commercial	—	—	430	430	35,454	35,884	430
Commercial real estate	137	—	660	797	241,896	242,693	660
ADC	255	—	387	642	113,898	114,540	558
Home equity/2nds	96	—	428	524	12,862	13,386	428
Consumer	13	—	—	13	1,074	1,087	—
	$1,561	$—	$3,699	$5,260	$677,089	$682,349	$4,656

We did not have any loans greater than 90 days past due and still accruing as of December 31, 2019 or 2018.

The interest which would have been recorded on the above nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $537,000 and $716,000 for the years ended December 31, 2019 and 2018, respectively. The actual interest income recorded on those loans was approximately $184,000 and $273,000 for the years ended December 31, 2019 and 2018, respectively.

The following tables summarize impaired loans as of and for the years ended December 31:

	2019			2018
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related Allowance:	(dollars in thousands)
Residential mortgage	$7,258	$7,035	$—	$7,054	$6,808	$—
Commercial	—	—	—	—	—	—
Commercial real estate	908	668	—	1,244	1,206	—
ADC	752	752	—	1,142	1,143	—
Home equity/2nds	996	553	—	1,290	859	—
Consumer	69	69	—	76	76	—
With a related Allowance:
Residential mortgage	4,604	4,482	752	5,888	5,771	927
Commercial	—	—	—	476	430	430
Commercial real estate	553	553	64	795	786	142
ADC	128	128	32	135	135	32
Home equity/2nds	12	10	2	13	12	2
Consumer	—	—	—	—	—	—
Totals:
Residential mortgage	11,862	11,517	752	12,942	12,579	927
Commercial	—	—	—	476	430	430
Commercial real estate	1,461	1,221	64	2,039	1,992	142
ADC	880	880	32	1,277	1,278	32
Home equity/2nds	1,008	563	2	1,303	871	2
Consumer	69	69	—	76	76	—

	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related Allowance:	(dollars in thousands)
Residential mortgage	$6,844	$318	$9,232	$344
Commercial	—	—	47	30
Commercial real estate	1,105	63	1,223	52
ADC	891	36	542	52
Home equity/2nds	730	28	570	42
Consumer	73	5	80	2
With a related Allowance:
Residential mortgage	5,322	259	6,673	288
Commercial	86	—	86	71
Commercial real estate	639	33	1,151	26
ADC	132	8	909	8
Home equity/2nds	16	1	7	1
Consumer	—	—	—	—
Totals:
Residential mortgage	12,166	577	15,905	632
Commercial	86	—	133	101
Commercial real estate	1,744	96	2,374	78
ADC	1,023	44	1,451	60
Home equity/2nds	746	29	577	43
Consumer	73	5	80	2

There were $1.4 million in consumer mortgage properties included in real estate acquired through foreclosure at both December 31, 2019 and 2018. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction totaled $2.3 million as of December 31, 2019.

TDRs

There were no loans modified during the year ended December 31, 2019 that were deemed to be TDRs.

The following table presents loans that were modified (as TDRs) during the year ended December 31, 2018:

		Recorded	Recorded
		Investment	Investment
	Number of	Prior to	After
	Modifications	Modification	Modification
	(dollars in thousands)
Residential Mortgage	1	$127	$127
	1	$127	$127

Interest on our portfolio of TDRs was accounted for under the following methods as of December 31:

	2019
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications
	(dollars in thousands)
Residential mortgage	31	$7,675	1	$85	32	$7,760
Commercial real estate	2	984	—	—	2	984
ADC	1	130	—	—	1	130
Consumer	2	69	—	—	2	69
	36	$8,858	1	$85	37	$8,943

	2018
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications
	(dollars in thousands)
Residential mortgage	36	$9,469	3	$446	39	$9,915
Commercial real estate	2	1,019	—	—	2	1,019
ADC	1	134	—	—	1	134
Consumer	3	76	—	—	3	76
	42	$10,698	3	$446	45	$11,144

During 2019 and 2018, there were no TDRs that subsequently defaulted during the 12 month period ended December 31, 2019 and 2018.

Note 4 - Premises and Equipment

Premises and equipment are summarized by major classification as follows at December 31:

	2019	2018
	(dollars in thousands)
Land	$1,537	$1,537
Building	29,834	29,755
Leasehold improvements	3,015	2,792
Furniture, fixtures, and equipment	3,718	3,178
Total, at cost	38,104	37,262
Less: Accumulated depreciation and amortization	(15,960)	(14,517)
Net premises and equipment	$22,144	$22,745

Depreciation expense was $1.4 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively.

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

The following table represents the Consolidated Statements of Financial Condition classification of our ROU assets and lease liabilities, included in other assets and other liabilities, respectively, as of December 31, 2019. We elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the Consolidated Statements of Financial Condition.

(in thousands)
Lease ROU assets	$2,538
Lease liabilities	2,597

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. Our lease agreements often include one or more options to renew at our discretion. If at lease inception, we consider the exercising of a renewal option to be reasonably certain we will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, we utilize our incremental borrowing rate at lease inception over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. The weighted-average remaining lease term was 11.2 years and the weighted-average discount rate was 3.17% as of December 31, 2019.

The following table represents lease costs and other lease information for the year ended December 31, 2019. As we elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Variable lease cost also includes payments for ATM location leases in which payments are based on a percentage of ATM transactions (i.e., ATM surcharge fees), rather than a fixed amount.

(in thousands)

Operating lease costs	$433
Variable lease cost	—
Total lease cost	$433

Cash paid on operating lease liabilities amounted to $321,000 for the year ended December 31, 2019.

Total rent expense for all real property leases amounted to $321,000 for the year ended December 31, 2018.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more were as follows as of December 31, 2019:

Lease payments due in years ended December 31:	(in thousands)
2020	$357
2021	348
2022	346
2023	288
2024	259
Thereafter	1,572
Total future minimum lease payments	3,170
Amounts representing interest	(573)
Present value of net future minimum lease payments	$2,597

H.S. West, LLC, a subsidiary of the Bank, leases space to three unrelated companies and to a law firm of which the President of the Company and the Bank is a partner. Total gross rental income included in occupancy expense on the Consolidated Statements of Income was approximately $945,000 and $1.0 million for the years ended December 31, 2019 and 2018, respectively.

Our minimum future annual rental income on such leases is as follows as of December 31, 2019:

Years Ended December 31,	(in thousands)
2020	$708
2021	712
2022	470
2023	442
2024	201
Thereafter	52
$2,585

Note 5 - Goodwill and Other Intangible Assets

We held $1.1 million in goodwill at both December 31, 2019 and 2018. The goodwill relates to the acquisition of Louis Hyatt, Inc. and the Title Company. During 2018, we reached the end of the period for determination of the goodwill for the Title Company.

No impairment charge was required in either 2019 or 2018.

Note 6 - Deposits

Deposits are summarized as follows as of December 31:

	2019		2018
	(dollars in thousands)
NOW	$83,612	12.6%	$106,508	13.7%
Money market	162,621	24.6%	203,351	26.1%
Savings	61,514	9.3%	75,692	9.7%
Certificates of deposit	230,401	34.9%	247,351	31.7%
Total interest-bearing deposits	538,148	81.4%	632,902	81.2%
Noninterest-bearing deposits	122,901	18.6%	146,604	18.8%
Total deposits	$661,049	100.0%	$779,506	100.0%

Scheduled maturities of certificates of deposit were as follows as of December 31:

	2019	2018
	(dollars in thousands)
One year or less	$126,156	$126,980
Greater than one year to two years	57,310	62,040
Greater than two years to three years	34,278	38,140
Greater than three years to four years	5,078	16,942
Greater than four years to five years	7,579	3,249
	$230,401	$247,351

Certificates of deposit of $250,000 or more totaled $31.2 million and $46.4 million as of December 31, 2019 and 2018, respectively. We held $2.7 million and $10.2 million in brokered certificates of deposit at December 31, 2019 and 2018, respectively.

Note 7 - Borrowings

Our borrowings consist of advances from the FHLB and a term loan from a commercial bank. The FHLB advances are available under a specific collateral pledge and security agreement, which requires that we maintain collateral for all of our borrowings equal to 30% of total assets. Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities of one year or less and may contain prepayment penalties. Long-term borrowings through the FHLB have original maturities up to 20 years and generally contain prepayment penalties. As of December 31, 2019, our total credit line with the FHLB was $246.7 million, with outstanding balances of $35.0 million and $70.0 million at December 31, 2019 and 2018, respectively.

On September 30, 2016, we entered into a loan agreement with a commercial bank whereby we borrowed $3.5 million for a term of eight years. The unsecured note bore interest at a fixed rate of 4.25% for the first 36 months then converted to a floating rate of the Wall Street Journal Prime plus 50 basis points for the remaining five years. Repayment terms were monthly interest only payments for the first 36 months, then quarterly principal payments of $175,000 plus interest. During the fourth quarter of 2019, we repaid the loan without penalty.

Certain information regarding our borrowings is as follows as of December 31:

	2019	2018
Amount outstanding at year-end:	(dollars in thousands)
FHLB advances	$35,000	$70,000
Commercial note payable	—	3,500
Weighted-average interest rate at year-end:
FHLB advances	1.92%	2.27%
Commercial note payable	—%	4.25%
Maximum outstanding at any month-end:
FHLB advances	$70,000	$96,000
Commercial note payable	3,500	3,500
Average outstanding:
FHLB advances	$50,897	$87,669
Commercial note payable	3,433	3,500
Weighted-average interest rate during the year:
FHLB advances	1.74%	2.17%
Commercial note payable	4.20%	5.04%

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB as of December 31, 2019:

Principal
Amount (in thousands)	Rate	Maturity
$ 25,000	1.75% to 1.92%	2020
10,000	2.19%	2022
$ 35,000

Certain loans in the amount of $158.9 million have been pledged under a blanket floating lien to the FHLB as collateral against advances.

Note 8 - Subordinated Debentures

As of December 31, 2019 and 2018, the Company had outstanding $20.6 million in principal amount of Junior Subordinated Debt Securities, due in 2035 (the “2035 Debentures”). The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association as Trustee. The 2035 Debentures pay interest quarterly at a floating rate of interest of 3‑month LIBOR plus 200 basis points and mature on January 7, 2035. Payments of principal, interest, premium, and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture. The 2035 Debentures became redeemable, in whole or in part, by the Company on January 7, 2010.

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

Under the terms of the 2035 Debentures, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing. As of December 31, 2019, we were current on all interest due on the 2035 Debentures.

Note 9 - Employee Benefit Plans

The Bank has a 401(k) Retirement Savings Plan. Employees may contribute a percentage of their salary up to the maximum amount allowed by law. The Bank matches 50% of the first 6% of an employee’s contribution. All employees who have completed one year of service with the Bank are eligible to participate in the company match. The Bank’s contributions to this plan were $285,000 and $214,000 for the years ended December 31, 2019 and 2018, respectively.

The Bank has an Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of participating employees. The Bank recognized ESOP expense of $134,000 and $129,000 for the years ended December 31, 2019 and 2018, respectively. The plan had allocated shares totaling 492,029 and 518,654, respectively, and had unallocated shares to participants in the plan totaling 47,380 shares and 2,000 shares, respectively, as of December 31, 2019 and 2018. The fair value of the unallocated shares at December 31, 2019 was approximately $441,108.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tier 1 capital to average quarterly assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. A financial institution can elect to be subject to this new definition. The new rule will take effect on January 1, 2020.

As of the date of the last regulatory exam, the Bank was considered “well capitalized” and as of December 31, 2019, the Bank continued to meet the requirements to be considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements.

Our regulatory capital amounts and ratios were as follows:

			Minimum		Minimum		To be Well
			Requirements		Requirements		Capitalized Under
			for Capital Adequacy		with Capital		Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019	(dollars in thousands)
Common Equity Tier 1 Capital (to risk-weighted assets)	$117,492	18.5%	$28,617	4.5%	$44,515	7.0%	$41,336	6.5%
Total capital (to risk-weighted assets)	124,619	19.6%	50,875	8.0%	66,773	10.5%	63,593	10.0%
Tier 1 capital (to risk-weighted assets)	117,492	18.5%	38,156	6.0%	54,054	8.5%	50,875	8.0%
Tier 1 capital (to average quarterly assets)	117,492	13.4%	34,995	4.0%	56,867	6.5%	43,744	5.0%

December 31, 2018
Common Equity Tier 1 Capital (to risk-weighted assets)	$114,749	17.4%	$29,651	4.5%	$42,006	6.4%	$42,830	6.5%
Total capital (to risk-weighted assets)	122,889	18.7%	52,713	8.0%	65,068	9.9%	65,892	10.0%
Tier 1 capital (to risk-weighted assets)	114,749	17.4%	39,535	6.0%	51,890	7.9%	52,713	8.0%
Tier 1 capital (to average quarterly assets)	114,749	13.5%	33,932	4.0%	49,838	5.9%	42,415	5.0%

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

Dividend Restrictions

The Company’s ability to declare dividends on its common stock was previously limited by the terms of the Company’s Series A Preferred Stock. As of December 31, 2018, those restrictions had been removed. In 2019, we paid dividends of $1.8 million ($0.14 per share) to common stockholders.

Note 12 - Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options, warrants, and convertible preferred stock, and are determined using the treasury stock method. There were no anti-dilutive shares for either year ended December 31, 2019 or 2018.

Information relating to the calculations of our income per common share is summarized as follows for the years ended December 31:

	2019	2018
	(dollars in thousands, except for per share data)
Weighted-average shares outstanding - basic	12,780,980	12,585,961
Dilution	74,371	111,659
Weighted-average share outstanding - diluted	12,855,351	12,697,620

Net income available to common stockholders	$8,374	$8,499
Net income per share - basic	$0.66	$0.68
Net income per share - diluted	$0.65	$0.67

Note 13 - Stock-Based Compensation

We have maintained a stock-based compensation plan for directors, officers, and other key employees of the Company. The aggregate number of shares of common stock that could be issued with respect to the awards granted under the 2008 plan was 500,000 plus any shares forfeited under the Company’s old stock-based compensation plan. Under the terms of the 2008 stock-based compensation plan, the Company had the ability to grant various stock compensation incentives, including stock options, stock appreciation rights, and restricted stock. The 2008 stock-based compensation was granted under terms and conditions determined by the Compensation Committee of the Board of Directors. Under the 2008 stock-based compensation plan, stock options generally had a maximum term of ten years, and were granted with an exercise price at least equal to the fair market value of the common stock on the date the options were granted. Generally, options granted to directors, officers, and employees of the Company vested over a five-year period, although the Compensation Committee had the authority to provide for different vesting schedules. The ability to grant new options from the 2008 plan expired in March of 2018. The 2019 Equity Incentive Plan, with similar provisions as the 2008 plan and 500,000 shares available for grant was approved at the stockholders’ meeting in May of 2019. No shares have been granted from this plan as of December 31, 2019.

We account for stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the Consolidated Statements of Income at fair value. Additionally, we are required to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award. The expense is recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense included in the Consolidated Statements of Income for the years ended December 31, 2019 and 2018 totaled $146,000 and $218,000, respectively.

Information regarding our stock-based compensation plan is as follows as of and for the years ended December 31:

	2019				2018
			Weighted-				Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of period	349,023	$6.32			434,025	$5.87
Granted	—	—			6,500	7.41
Exercised	(51,350)	5.08			(88,652)	4.21
Forfeited	(63,500)	6.32			(2,850)	5.89
Outstanding at end of period	234,173	$6.60	2.8	$635	349,023	$6.32	3.4	$578
Exercisable at end of period	148,215	$6.35	2.4	$438	179,379	$5.75	2.6	$399

The cash received from the exercise of stock options during 2019 and 2018 was $260,000 and $374,000, respectively.

The stock-based compensation expense amounts and fair values of options at the time of the grants were derived using the Black-Scholes option-pricing model. The following weighted average assumptions were used to value options granted for the year ended December 31, 2018. There were no options granted in 2019.

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

As of December 31, 2019, there was $254,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over a period of 38 months.

Note 14 – Other Noninterest Expense

The breakout of our other noninterest expenses is as follows for the years ended December 31:

	2019	2018
	(dollars in thousands)
Directors fees	$253	$246
Stock expense	198	143
Insurance	252	238
Dues and subscriptions	134	141
OCC assessments	211	206
Recruiting	233	159
Contributions	221	198
Other	466	688
Total other noninterest expense	$1,968	$2,019

Note 15 - Income Taxes

Our income tax expense consists of the following for the years ended December 31:

	2019	2018
	(dollars in thousands)
Current	$2,632	$25
Deferred	604	2,952
Income tax expense	$3,236	$2,977

The income tax expense is reconciled to the amount computed by applying the federal corporate tax rates of 21% to the net income before taxes as follows for the years ended December 31:

	2019		2018
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Tax at statutory federal rate	$2,438	21.0%	$2,425	21.0%
State tax net of Federal income tax benefit	744	6.4%	685	5.9%
Other adjustments	54	0.5%	(133)	(1.1)%
	$3,236	27.9%	$2,977	25.8%

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following at December 31:

	2019	2018
Deferred tax assets:	(dollars in thousands)
Net operating loss carryforward	$891	$972
Allowance	2,492	2,710
Reserve on real estate acquired through foreclosure	45	—
Reserve for uncollected interest	58	192
Reserve for contingent liability	7	47
Charitable contributions	—	174
Unrealized losses on AFS securities	17	28
AMT	93	185
Total gross deferred tax assets	3,603	4,308
Deferred tax liabilities:
FHLB stock dividends	57	57
Loan origination costs	580	734
Accelerated depreciation	896	817
Prepaid expenses	185	186
MSRs	89	120
Reserve on real estate acquired through foreclosure	—	3
Other	48	28
Total gross deferred tax liabilities	1,855	1,945
Net deferred tax assets	$1,748	$2,363

At December 31, 2019, state net operating losses totaled $13.7 million and expire at various times from 2023 through 2033.

In assessing the realizability of federal or state deferred tax assets at December 31, 2019, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and prudent, feasible, and permissible, as well as available, tax planning strategies in making this assessment. Given the consistent earnings and improving asset quality, the Company’s analysis concluded that, as of December 31, 2019, it was more likely than not that it will generate sufficient taxable income within the applicable carry-forward periods to realize its net deferred tax asset. The Company will continue to have the benefit of the net operating loss carryforward relating to the deferred tax asset and will have the ability to utilize the carryforward against future federal and state income taxes.

The statute of limitations for Internal Revenue Service examination of the Company’s federal consolidated tax returns remains open for tax years 2016 through 2019.

Our income tax returns are subject to review and examination by federal and state taxing authorities. We are no longer subject to examination by federal tax authorities for the years ended before 2015. The years open to examination by state taxing authorities vary by jurisdiction.

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

The following table shows the contract amounts for our off-balance sheet instruments as of December 31:

	2019	2018
	(dollars in thousands)
Standby letters of credit	$3,325	$3,321
Home equity lines of credit	16,917	17,015
Unadvanced construction commitments	79,378	75,326
Mortgage loan commitments	701	1,649
Lines of credit	16,501	20,990
Loans sold and serviced with limited repurchase provisions	76,536	49,623

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements and are limited to real estate transactions. The majority of these standby letters of credit expire within twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes, except for certain standby letters of credit, that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2019 and 2018 for guarantees under standby letters of credit issued was $14,000 and $42,000, respectively.

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

Mortgage loan commitments not reflected in the accompanying statements of financial condition at December 31, 2019 included three loans totaling $701,000. At December 31, 2018, such commitments included three loans totaling $1.6 million.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer’s credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within a period ranging generally from 120 to 180 days after the sale date depending on the investor’s agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. There were no repurchases during the year ended December 31, 2019 or 2018.

The Company provides banking services to customers who do business in the medical-use cannabis industry. While the growing, processing, and sales of medical-use cannabis is legal in the state of Maryland, the business currently violates Federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. The strict enforcement of Federal laws regarding medical-use cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the Company’s consolidated financial statements if the Federal government takes actions against the Company. As of December 31, 2019, the Company has not accrued an amount for the potential impact of any such actions.

Following is a summary of the level of business activities with our medical-use cannabis customers:

•

Deposit and loan balances at December 31, 2019 were approximately $22.8 million, or 3.4% of total deposits, and $14.0 million, or 2.2% of total loans, respectively. Deposit and loan balances at December 31, 2018 were approximately $17.0 million, or 2.2% of total deposits, and $14.1 million, or 2.1% of total loans, respectively.

•

Interest and noninterest income for the year ended December 31, 2019 were approximately $773,000 and $2.0 million, respectively. Interest and noninterest income for the year ended December 31, 2018 were approximately $720,000 and $1.4 million, respectively.

•

The volume of deposits accepted from medical-use cannabis licensed (“licensed”) customers in 2019 was approximately $267.6 million. The volume of deposits accepted from licensed customers in 2018 was approximately $138.9 million.

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

Assets and Liabilities Measured on a Recurring Basis

The following table presents fair value measurements for assets and liabilities that are measured at fair value on a recurring basis as of and for the year ended December 31, 2019:

			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
	Value	(Level 1)	(Level 2)	(Level 3)	Period Income
Assets:	(dollars in thousands)
AFS Securities - U.S. government agency notes	$5,019	$—	$5,019	$—	$—
AFS Securities - mortgage-backed securities	7,887	—	7,887	—	—
LHFS	10,910	—	10,910	—	(5)
MSRs	323	—	—	323	(114)
IRLCs	179	—	—	179	79
Best efforts forward contracts	23	—	23	—	23
Mandatory forward contracts	23	—	23	—	39

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

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Fair Value	Valuation	Unobservable	Range
	Estimate	Technique	Input	(Weighted-Average)
December 31, 2019:	(dollars in thousands)
MSRs	$323	Market Approach	Weighted average prepayment speed	11.10%
IRLCs	179	Market Approach	Range of pull through rate	70% - 95%
			Average pull through rate	83%

December 31, 2018:
MSRs	$437	Market Approach	Weighted average prepayment speed	9.80%
IRLCs	100	Market Approach	Range of pull through rate	70% - 95%
			Average pull through rate	84%

The activity in MSRs was as follows for the years ended December 31:

	2019	2018
	(dollars in thousands)
Beginning balance	$437	$477
Valuation adjustment	(114)	(40)
Ending balance	$323	$437

The activity in IRLCs was as follows for the years ended December 31:

	2019	2018
	(dollars in thousands)
Beginning balance	$100	$22
Valuation adjustment	79	78
Ending balance	$179	$100

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

For assets measured at fair value on a nonrecurring basis, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of assets as of December 31:

	2019
			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average
	(dollars in thousands)
Impaired loans	$4,437	$—	$—	$4,437	0% - 160%	8%
Real estate acquired through foreclosure	1,174	—	—	1,174	0% - 16%	10%

2018
Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average
(dollars in thousands)
Impaired loans	$5,678	$—	$—	$5,678	0% - 16%	6.7%

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

	2019
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$88,193	$88,193	$—	$—	$88,193
Certificates of deposit held for investment	7,540	7,540	—	—	7,540
AFS securities	12,906	—	12,906	—	12,906
HTM securities	25,960	1,008	25,150	—	26,158
LHFS	10,910	—	10,910	—	10,910
Loans receivable, net	638,547	—	—	647,238	647,238
Restricted stock investments	2,431	—	2,431	—	2,431
Accrued interest receivable	2,458	—	2,458	—	2,458
ROU asset	2,538	—	2,538	—	2,538
MSRs	323	—	—	323	323
IRLCs	179	—	—	179	179
Best effort forward contracts	23	—	23	—	23
Mandatory forward contracts	23	—	23	—	23
Liabilities:
Deposits	661,049	—	662,418	—	662,418
Accrued interest payable	317	—	317	—	317
Borrowings	35,000	—	35,063	—	35,063
Subordinated debentures	20,619	—	—	16,754	16,754
Lease liability	2,597	—	2,597	—	2,597

	2018
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$188,340	$188,340	$—	$—	$188,340
Certificates of deposit held for investment	8,780	8,780	—	—	8,780
AFS securities	11,978	1,981	9,997	—	11,978
HTM securities	38,912	2,008	36,204	—	38,212
LHFS	9,686	—	9,686	—	9,686
Loans receivable, net	674,305	—	—	670,512	670,512
Restricted stock investments	3,766	—	3,766	—	3,766
Accrued interest receivable	2,848	—	2,848	—	2,848
MSRs	437	—	—	437	437
IRLCs	100	—	—	100	100
Liabilities:
Deposits	779,506	—	778,313	—	778,313
Accrued interest payable	419	—	419	—	419
Borrowings	73,500	—	69,210	—	69,210
Subordinated debentures	20,619	—	—	20,619	20,619
Mandatory forward contracts	16	—	16	—	16

At December 31, 2019 and 2018, the Bank had loan funding commitments of $113.5 million and $115.0 million, respectively, and standby letters of credit outstanding of $3.3 million at both December 31, 2019 and 2018. The fair value of these commitments is nominal.

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

There were no transfers between any of Levels 1, 2, and 3 for the years ended December 31, 2019 or 2018.

Note 18 - Related Party Transactions

During the ordinary course of business, we make loans to our directors and their affiliates and several of our policy making officers on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers.

Transactions in related party loans were as follows for the years ended December 31:

	2019	2018
	(dollars in thousands)
Beginning Balance	$3,628	$6,455
Additions	13,751	771
Repayments	(28)	(3,598)
Change in Directors/Officers	2,181	—
	$19,532	$3,628

During January 2007, a law firm, in which the President of the Company and the Bank is a partner, entered into a five year lease agreement with a subsidiary of the Company. The term of the lease was five years with the option to renew the lease for three additional five year terms. The second option to renew was exercised in January 2017. The total rent payments received by the subsidiary were $287,000 and $281,000 for the years ended December 31, 2019 and 2018, respectively. The law firm also reimburses the Company for its share of common area maintenance and utilities. In addition, the law firm represents the Company and the Bank in certain legal matters. The fees for law services rendered by that firm were $149,000 and $158,000 for the years ended December 31, 2019 and 2018 respectively.

Total related party deposits in the Bank amounted to $5.8 million and $3.9 million at December 31, 2019 and 2018, respectively. Additionally, the law firm of the President of the Company and Bank, described above, maintained deposits in the Bank of $1.4 million and $270,000 at December 31, 2019 and 2018, respectively.

Note 19 - Parent Company Financial Statements

The following is financial information of Severn Bancorp (parent company only):

Statements of Financial Condition

	December 31,
	2019	2018
ASSETS	(dollars in thousands)
Cash	$1,481	$1,378
Equity in net assets of subsidiaries:
Bank	118,712	115,799
Nonbank	4,516	4,152
Other assets	1,505	1,431
Total assets	$126,214	$122,760

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Subordinated debentures	$20,619	$20,619
Other liabilities	123	3,688
Total liabilities	20,742	24,307
Stockholders' Equity	105,472	98,453
Total liabilities and stockholders' equity	$126,214	$122,760

Statements of Income

	Years Ended December 31,
	2019	2018
	(dollars in thousands)
Interest income	$—	$1
Interest expense on subordinated debentures	1,066	1,006
Net interest expense	(1,066)	(1,005)
Dividend from subsidiary	6,340	2,215
General and administrative expenses	(235)	(167)
Income before income taxes and equity in undistributed net income of subsidiaries	5,039	1,043
Income tax benefit	87	159
Equity in undistributed net income of subsidiaries	3,248	7,367
Net income	8,374	8,569
Other comprehensive income (loss) item - unrealized holding gains (losses) on AFS securities arising during the period (net of tax (expense) benefit of $(10) and $14)	28	(38)
Total comprehensive income	$8,402	$8,531

Statements of Cash Flows

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:	(dollars in thousands)
Net income	$8,374	$8,569
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(3,248)	(7,367)
Stock-based compensation	146	218
Deferred income taxes	(885)	(80)
Decrease (increase) in other assets	811	(120)
(Decrease) increase in accrued expenses and other liabilities	(66)	55
Net cash provided by operating activities	5,132	1,275
Cash flows from financing activities:
Repayment of borrowings	(3,500)	—
Preferred stock dividends	—	(70)
Common stock dividends	(1,789)	(1,511)
Proceeds from common stock issuance	260	374
Net cash used in financing activities	(5,029)	(1,207)
Increase in cash and cash equivalents	103	68
Cash and cash equivalents at beginning of period	1,378	1,310
Cash and cash equivalents at end of period	$1,481	$1,378

Note 20 – Subsequent Event

On February 25, 2020, the Company’s Board of Directors declared a $0.04 per share dividend to stockholders of record on March 6, 2020, payable on March 17, 2020.