Form 10-Q
period 2020-03-31
SEVERN BANCORP INC
filed 2020-05-11
CIK 868271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Common Stock, $0.01 par value – 12,812,976 shares outstanding as of May 7, 2020

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

Forward-looking statements reflect our expectation or prediction of future conditions, events, or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2019 Annual Report on Form 10‑K, Item 1A of Part II of this Quarterly Report on Form 10‑Q, and the following:

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

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;
•	our investment securities portfolio is subject to credit risk, market risk, and liquidity risk as well as changes in the estimates we use to value certain of the securities in our portfolio;
•	the effect of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance, and other aspects of the financial services industry;
•	competitive factors among financial services companies, including product and pricing pressures, and our ability to attract, develop, and retain qualified banking professionals;
•	the effect of fiscal and governmental policies of the United States (“U.S.”) federal government;
•	the effect of any mergers, acquisitions, or other transactions to which we or our subsidiaries may from time to time be a party;
•	costs and potential disruption or interruption of operations due to cyber-security incidents;
•	the effect of any change in federal government enforcement of federal laws affecting the medical-use cannabis industry;
•	costs and potential disruption or interruption of operations due to global pandemics such as COVID-19;
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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$1,989	$2,892
Federal funds sold and interest-bearing deposits in other banks	113,647	85,301
Cash and cash equivalents	115,636	88,193
Certificates of deposit held for investment	7,540	7,540
Securities available for sale, at fair value	18,842	12,906
Securities held to maturity (fair value of $23,457 and $26,158 at March 31, 2020 and December 31, 2019, respectively)	22,737	25,960
Mortgage loans held for sale, at fair value	21,996	10,910
Loans receivable	635,950	645,685
Allowance for loan losses	(7,918)	(7,138)
Loans, net	628,032	638,547
Real estate acquired through foreclosure	1,684	2,387
Restricted stock investments	2,299	2,431
Premises and equipment, net	21,731	22,144
Accrued interest receivable	2,275	2,458
Deferred income taxes	1,691	1,748
Bank owned life insurance	5,414	5,377
Goodwill	1,104	1,104
Other assets	6,374	5,214
Total assets	$857,355	$826,919
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest bearing	$165,090	$122,901
Interest-bearing	525,122	538,148
Total deposits	690,212	661,049
Long-term borrowings	35,000	35,000
Subordinated debentures	20,619	20,619
Accrued expenses and other liabilities	5,803	4,779
Total liabilities	751,634	721,447
Stockholders' Equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 12,812,976 and 12,810,926 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	128	128
Additional paid-in capital	65,992	65,944
Retained earnings	39,497	39,445
Accumulated other comprehensive income (loss)	104	(45)
Total stockholders' equity	105,721	105,472
Total liabilities and stockholders' equity	$857,355	$826,919

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Interest income:
Loans	$8,338	$9,167
Securities	219	259
Other earning assets	359	1,117
Total interest income	8,916	10,543
Interest expense:
Deposits	1,797	1,869
Borrowings and subordinated debentures	364	589
Total interest expense	2,161	2,458
Net interest income	6,755	8,085
Provision for loan losses	750	—
Net interest income after provision for loan losses	6,005	8,085
Noninterest income:
Mortgage-banking revenue	1,634	720
Real estate commissions	310	482
Real estate management fees	165	164
Deposit service charges	561	509
Title company revenue	238	217
Other noninterest income	117	168
Total noninterest income	3,025	2,260
Noninterest expense:
Compensation and related expenses	5,461	4,525
Occupancy	518	415
Legal fees	166	49
Write-downs, losses, and costs of real estate acquired through foreclosure, net of gains	74	125
Federal Deposit Insurance Corporation insurance premiums	—	56
Professional fees	303	140
Advertising	220	187
Data processing	460	342
Credit report and appraisal fees	67	40
Licensing and software	218	182
Loss on disposal of premises and equipment	76	—
Other noninterest expense	689	689
Total noninterest expense	8,252	6,750
Net income before income tax provision	778	3,595
Income tax provision	213	986
Net income	$565	$2,609
Net income per common share - basic	$0.04	$0.20
Net income per common share - diluted	$0.04	$0.20

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$565	$2,609
Other comprehensive income item:
Unrealized holding gains on available-for-sale securities arising during the period (net of tax expense of $56 and $7)	149	24
Total other comprehensive income	149	24
Total comprehensive income	$714	$2,633

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31, 2020
	Number of				Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2020	12,810,926	$128	$65,944	$39,445	$(45)	$105,472
Net income	—	—	—	565	—	565
Stock-based compensation	—	—	34	—	—	34
Dividends paid on common stock at $0.04 per share	—	—	—	(513)	—	(513)
Exercise of stock options	2,050	—	14	—	—	14
Other comprehensive income	—	—	—	—	149	149
Balance at March 31, 2020	12,812,976	$128	$65,992	$39,497	$104	$105,721

	Three Months Ended March 31, 2019
	Number of				Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Loss	Equity
Balance at January 1, 2019	12,759,576	$128	$65,538	$32,860	$(73)	$98,453
Net income	—	—	—	2,609	—	2,609
Stock-based compensation	—	—	43	—	—	43
Dividends paid on common stock at $0.03 per share	—	—	—	(382)	—	(382)
Exercise of stock options	15,511	—	81	—	—	81
Other comprehensive income	—	—	—	—	24	24
Balance at March 31, 2019	12,775,087	$128	$65,662	$35,087	$(49)	$100,828

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$565	$2,609
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	394	347
Amortization of deferred loan fees	(506)	(440)
Net (accretion) amortization of premiums and discounts on securities	(83)	42
Provision for loan losses	750	—
Write-downs and losses on real estate acquired through foreclosure, net of gains	80	107
Gain on sale of mortgage loans	(1,634)	(720)
Loss on disposal of property	76	—
Proceeds from sale of mortgage loans held for sale	33,764	22,536
Originations of loans held for sale	(43,216)	(19,438)
Stock-based compensation	34	43
Increase in cash surrender value of bank-owned life insurance	(37)	(39)
Deferred income taxes	1	193
Decrease in accrued interest receivable	183	216
Increase in other assets	(1,160)	(2,721)
Increase in accrued expenses and other liabilities	1,024	2,953
Net cash (used in) provided by operating activities	(9,765)	5,688
Cash flows from investing activities:
Loan principal repayments, net of (disbursements)	10,271	9,087
Redemption of restricted stock investments	132	910
Purchases of premises and equipment, net	(57)	(85)
Activity in securities held to maturity:
Maturities/calls/repayments	3,202	3,095
Activity in available-for-sale securities:
Purchases	(7,852)	—
Maturities/calls/repayments	2,225	1,000
Proceeds from sales of real estate acquired through foreclosure	623	—
Net cash provided by investing activities	8,544	14,007
Cash flows from financing activities:
Net (decrease) increase in deposits	29,163	(69,633)
Repayments of long-term borrowings	—	(25,000)
Common stock dividends	(513)	(382)
Exercise of stock options	14	81
Net cash provided by (used in) financing activities	28,664	(94,934)
Increase (decrease) in cash and cash equivalents	27,443	(75,239)
Cash and cash equivalents at beginning of period	88,193	188,340
Cash and cash equivalents at end of period	$115,636	$113,101
Supplemental Noncash Disclosures:
Interest paid on deposits and borrowed funds	$2,170	$2,490
Income taxes paid	493	—
Real estate acquired in satisfaction of loans	—	171
Initial recognition of operating lease right-of-use asset	—	2,684
Initial recognition of operating lease liability	—	2,684
Transfers of loans held for sale to loan portfolio	—	648

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 -  Summary of Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of Severn Bancorp, Inc. and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 8‑01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. In the opinion of management, all adjustments (comprising only of those of a normal recurring nature) necessary for a fair presentation of the results of operations for the interim periods presented have been made. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020 or any other interim or future period. Events occurring after the date of the financial statements up to the date the financial statements were available to be issued were considered in the preparation of the consolidated financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2019 Annual Report on Form 10‑K as filed with the Securities and Exchange Commission (“SEC”).

COVID-19 Risks and Uncertainties

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the U.S. and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to a target range of 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations. As a result of the spread of COVID-19, economic uncertainties have arisen which are likely to negatively impact net interest income, noninterest income, credit quality, the allowance for loan losses (“Allowance”), and the provision for loan losses. Additionally, there could be a potential for goodwill impairment. Other financial impact could occur though such potential impact is unknown at this time.

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

Use of Estimates

The preparation of the financial statements requires management to exercise significant judgment or discretion or make significant assumptions and estimates based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The accounting policies we view as critical are those relating to the Allowance, the valuation of real estate acquired through foreclosure, and the valuation of deferred tax assets and liabilities.

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

Recent Accounting Pronouncements

Pronouncements Issued

In September 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016 13, Financial Instruments – Credit Losses, which sets forth a current expected credit loss (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU was originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In July 2019, the FASB issued a proposal to delay the implementation for smaller reporting companies such as us until January 2023. In October, 2019, that proposal was finalized with the issuance of ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 was issued to address concerns with the adoption of ASU 2016-13. ASU 2019-05 gives entities the ability to irrevocably elect the fair value option in Subtopic 825-10 for certain existing financial assets upon transition to ASU 2016-03. Financial assets that are eligible for this fair value election are those that qualify under Subtopic 825-10 and are within the scope of Subtopic 326-10, Financial Instruments - Credit Losses - Measured at Amortized Costs. An exception to this is held-to-maturity (“HTM”) debt securities, which do not qualify for this transition election. The effective date for the amendment is the same as the effective date in ASU 2016-03. In November 2019, FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. ASU 2019-10 was issued to defer the effective dates for certain guidance for certain entities. The amendments in this update amend the mandatory effective dates for ASC 326, Financial Instruments - Credit Losses, for entities eligible to be smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2022, including interim reporting periods within that reporting period.

We have contracted with a third party vendor to assist in the transition to CECL. The Bank has purchased the third party vendor’s CECL software and has separately contracted with their advisory services group to help with the installation and transition. As the Bank has been using other software of this specific vendor, they have access to the Bank’s historical data. The Bank has been updating the data and the process by which data will be transferred to the third party vendor, so that they have all of the information necessary for CECL calculations. This process is complete. The next stage in the process is to convert to the vendor’s incurred loss model, which must be completed prior to the final conversion to CECL. This process is almost complete. Management, in conjunction with the third party vendor, has also begun determining which economic factors are most directly responsible for Bank’s historical losses. The third party vendor has also started to recommend pools to be used for CECL calculations, and appropriate methods (as prescribed by CECL) to calculate the reserve for the various pools. As the third party vendor has many financial institution clients, they will be able to provide peer group data to the extent the Bank’s data is not sufficient to make the many determinations required under CECL.

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

In November 2019, FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2019-11 was issued to address issues raised by stakeholders during the implementation of ASU 2016-13. ASU 2019-11 provides transition relief when adjusting the effective interest rate for troubled debt restructure loans (“TDR” or “TDRs”) that exist as of the adoption date, extends the disclosure relief in ASU 2019-04 to disclose accrued interest receivable balances separately from the amortized cost basis to additional disclosures involving amortized cost basis, and provides clarification regarding application of the guidance in paragraph 326-20-35-6 for financial assets secured by collateral maintenance provisions that provide a practical expedient to measure the estimate of expected credit losses by comparing the amortized cost basis of a financial asset and the fair value of collateral securing the financial asset as of the reporting date. The effective date and transition requirements for the amendment are the same as the effective date and transition requirements in ASU 2016-13.

In December 2019, FASB issued ASU No. 2019-12, Simplifying the Accounting for Taxes, which simplifies the accounting for incomes taxes by removing certain exceptions in the current codification. The standard is effective for fiscal years beginning after December 15, 2020. The adoption of ASU No. 2019 12 is not expected to have a material impact on our financial position, results of operations, or cash flows.

In January 2020, FASB issued ASU No. 2020-01, Investments – Equity securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and  Derivatives and Hedging (Topic 815), which clarifies the interaction between the three Topics. The standard is effective for fiscal years beginning after December 15, 2020. The adoption of ASU No. 2020 01 is not expected to have a material impact on our financial position, results of operations, or cash flows.

Note 2 - Securities

The amortized cost and fair values of our available-for-sale (“AFS”) securities portfolio were as follows:

	March 31, 2020
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
U.S. government agency notes	$5,020	$11	$—	$5,031
Corporate obligations	2,000	—	—	2,000
Mortgage-backed securities	11,679	172	40	11,811
	$18,699	$183	$40	$18,842

	December 31, 2019
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
U.S. government agency notes	$5,017	$2	$—	$5,019
Mortgage-backed securities	7,951	—	64	7,887
	$12,968	$2	$64	$12,906

The amortized cost and fair values of our HTM securities portfolio were as follows:

	March 31, 2020
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$996	$19	$—	$1,015
U.S. government agency notes	2,985	156	—	3,141
Mortgage-backed securities	18,756	548	3	19,301
	$22,737	$723	$3	$23,457

	December 31, 2019
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$994	$14	$—	$1,008
U.S. government agency notes	4,986	100	5	5,081
Mortgage-backed securities	19,980	114	25	20,069
	$25,960	$228	$30	$26,158

Gross unrealized losses and fair value by length of time that the individual AFS securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	March 31, 2020
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
Mortgage-backed securities	2	$2,121	$40	—	$—	$—	2	$2,121	$40
	2	$2,121	$40	—	$—	$—	2	$2,121	$40

	December 31, 2019
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
Mortgage-backed securities	7	$7,887	$64	—	$—	$—	7	$7,887	$64
	7	$7,887	$64	—	$—	$—	7	$7,887	$64

Gross unrealized losses and fair value by length of time that the individual HTM securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	March 31, 2020
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
Mortgage-backed securities	1	$148	$3	—	$—	$—	1	$148	$3
	1	$148	$3	—	$—	$—	1	$148	$3

	December 31, 2019
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
U.S. government agency notes	—	$—	$—	3	$3,003	$5	3	3,003	5
Mortgage-backed securities	2	2,544	17	2	1,238	8	4	3,782	25
	2	$2,544	$17	5	$4,241	$13	7	$6,785	$30

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

Contractual maturities of debt securities at March 31, 2020 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS Securities		HTM Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Due in one year or less	$3,005	$3,016	$2,000	$2,024
Due after one through five years	—	—	1,981	2,132
Due after five years through ten years	4,015	4,015	—	—
Mortgage-backed securities	11,679	11,811	18,756	19,301
	$18,699	$18,842	$22,737	$23,457

We did not sell any securities during the three months ended March 31, 2020 or 2019.

There were no securities pledged as collateral as of March 31, 2020 or December 31, 2019.

Note 3 - Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Residential mortgage	$260,981	$269,654
Commercial	43,490	43,127
Commercial real estate	220,654	229,257
Construction, land acquisition, and development	99,861	92,822
Home equity/2nds	12,199	12,031
Consumer	1,474	1,541
Total loans receivable	638,659	648,432
Unearned loan fees	(2,709)	(2,747)
Loans receivable	$635,950	$645,685

Certain loans in the amount of $151.8 million have been pledged under a blanket floating lien to the Federal Home Loan Bank of Atlanta (“FHLB”) as collateral against advances at March 31, 2020.

At March 31, 2020, the Bank was servicing $25.5 million in loans for the Federal National Mortgage Association (“FNMA”) and $12.6 million in loans for the Federal Home Loan Mortgage Corporation (“FHLMC”). At December 31, 2019, the Bank was servicing $25.9 million in loans for FNMA and $13.0 million in loans for FHLMC.

Credit Quality

An Allowance is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible based on evaluations of the collectability of loans and prior loan loss experience. Management has an established methodology to determine the adequacy of the Allowance that assesses the risks and losses inherent in the loan portfolio. The methodology takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Determining the amount of the Allowance requires the use of estimates and assumptions. Actual results could differ significantly from those estimates. While management uses all available information to estimate losses on loans, future additions to the Allowance may be necessary based on changes in economic conditions and our actual loss experience. In addition, various regulatory agencies periodically review the Allowance as an integral part of their examination process. Such agencies may require us to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of March 31, 2020 and December 31, 2019.

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

Inherent Credit Risks

The inherent credit risks within the loan portfolio vary depending upon the loan class as follows:

Residential mortgage - secured by one to four family dwelling units. The loans generally have limited risk as they are secured by first mortgages on the unit, which are generally the primary residence of the borrower, and are generally at a loan-to-value ratio (“LTV”) of 80% or less.

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

U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) - We are participating in the  PPP and began origination of such loans that are expected to be 100% guaranteed by the SBA early in the second quarter of 2020. This loan program should be able to assist our commercial customers in remaining operational during this time of uncertainty surrounding the COVID-19 pandemic.

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

COVID-19

The COVID-19 pandemic has created additional risk for all loan segments due to the economic downturn, both nationally and locally. Many business have been temporarily shut down and many people are unemployed during the national and local “stay at home” orders in place in many areas. During this time of economic uncertainty, borrowers could face an extended period of unemployment and may not be able to meet their loan obligations. Additionally, real estate collateral values could significantly decline and full repayment of loans could be in doubt. We have adjusted some of our economic qualitative factors that affect our Allowance calculation to reflect our best estimate of these risks. Management will continue to evaluate the adequacy of the Allowance as more economic data becomes available and as changes within our portfolio are known. The effects of the pandemic may require us to fund additional increases in the Allowance in future periods.

Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to U.S. GAAP in certain circumstances. In addition, OCC Bulletin 2020-35 provides more limited circumstances in which a loan modification is not subject to classification as a TDR.

CARES Act Section 4013 and OCC Bulletin 2020-35 forbearance agreements are available to both qualified commercial and consumer loan borrowers. Due to the widespread impact of COVID-19 and the State of Maryland “Stay At Home” Order, we expect that some loan borrowers will seek loan forbearance or loan modification agreements in the second quarter of 2020.

The following tables present, by portfolio segment, the changes in the Allowance and the recorded investment in loans:

	Three Months Ended March 31, 2020
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$2,264	$1,421	$984	$2,286	$134	$—	$49	$7,138
Charge-offs	—	—	—	—	—	(15)	—	(15)
Recoveries	3	5	32	—	2	3	—	45
Net recoveries (charge-offs)	3	5	32	—	2	(12)	—	30
Provision for loan losses	217	139	24	329	15	12	14	750
Ending Balance	$2,484	$1,565	$1,040	$2,615	$151	$—	$63	$7,918

Ending balance - individually evaluated for impairment	$742	$—	$62	$29	$—	$—	$—	$833
Ending balance - collectively evaluated for impairment	1,742	1,565	978	2,586	151	—	63	7,085
	$2,484	$1,565	$1,040	$2,615	$151	$—	$63	$7,918

Ending loan balance -individually evaluated for impairment	$14,385	$—	$1,208	$428	$548	$68		$16,637
Ending loan balance -collectively evaluated for impairment	246,596	43,490	219,446	99,433	11,651	1,406		622,022
	$260,981	$43,490	$220,654	$99,861	$12,199	$1,474		$638,659

	December 31, 2019
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total
	(dollars in thousands)
Ending balance - individually evaluated for impairment	$752	$—	$64	$32	$2	$—	$—	$850
Ending balance - collectively evaluated for impairment	1,512	1,421	920	2,254	132	—	49	6,288
	$2,264	$1,421	$984	$2,286	$134	$—	$49	$7,138

Ending loan balance - individually evaluated for impairment	$11,517	$—	$1,221	$880	$563	$69		$14,250
Ending loan balance - collectively evaluated for impairment	258,137	43,127	228,036	91,942	11,468	1,472		634,182
	$269,654	$43,127	$229,257	$92,822	$12,031	$1,541		$648,432

	Three Months Ended March 31, 2019
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$2,224	$2,736	$457	$2,239	$222	$1	$165	$8,044
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	5	—	34	—	2	—	—	41
Net recoveries	5	—	34	—	2	—	—	41
Provision for (reversal of) loan losses	343	(996)	221	340	18	—	74	—
Ending Balance	$2,572	$1,740	$712	$2,579	$242	$1	$239	$8,085

Ending balance - individually evaluated for impairment	$905	$—	$91	$32	$2	$—	$—	$1,030
Ending balance - collectively evaluated for impairment	1,667	1,740	621	2,547	240	1	239	7,055
	$2,572	$1,740	$712	$2,579	$242	$1	$239	$8,085

Ending loan balance - individually evaluated for impairment	$12,259	$—	$1,934	$1,106	$859	$74		$16,232
Ending loan balance - collectively evaluated for impairment	258,720	44,725	236,684	107,827	11,855	1,072		660,883
	$270,979	$44,725	$238,618	$108,933	$12,714	$1,146		$677,115

The following tables present the credit quality breakdown of our loan portfolio by class:

	March 31, 2020
		Special
	Pass	Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$260,609	$—	$372	$260,981
Commercial	42,290	1,200	—	43,490
Commercial real estate	217,509	2,331	814	220,654
ADC	99,563	—	298	99,861
Home equity/2nds	11,807	392	—	12,199
Consumer	1,474	—	—	1,474
	$633,252	$3,923	$1,484	$638,659

	December 31, 2019
		Special
	Pass	Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$265,510	$—	$4,144	$269,654
Commercial	41,927	1,200	—	43,127
Commercial real estate	225,363	2,835	1,059	229,257
ADC	92,304	—	518	92,822
Home equity/2nds	11,490	402	139	12,031
Consumer	1,541	—	—	1,541
	$638,135	$4,437	$5,860	$648,432

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans:

	March 31, 2020
	Past Due
	30-59	60-89	90+				Non-
	Days	Days	Days	Total	Current	Total	Accrual
	(dollars in thousands)
Residential mortgage	$2,176	$85	$5,016	$7,277	$253,704	$260,981	$6,696
Commercial	—	—	—	—	43,490	43,490	—
Commercial real estate	299	—	126	425	220,229	220,654	234
ADC	652	—	—	652	99,209	99,861	173
Home equity/2nds	—	—	133	133	12,066	12,199	143
Consumer	161	—	—	161	1,313	1,474	—
	$3,288	$85	$5,275	$8,648	$630,011	$638,659	$7,246

	December 31, 2019
	Past Due
	30-59	60-89	90+				Non-
	Days	Days	Days	Total	Current	Total	Accrual
	(dollars in thousands)
Residential mortgage	$3,183	$81	$2,200	$5,464	$264,190	$269,654	$3,766
Commercial	—	—	—	—	43,127	43,127	—
Commercial real estate	—	—	126	126	229,131	229,257	237
ADC	—	89	—	89	92,733	92,822	89
Home equity/2nds	—	—	139	139	11,892	12,031	150
Consumer	—	15	—	15	1,526	1,541	—
	$3,183	$185	$2,465	$5,833	$642,599	$648,432	$4,242

We did not have any loans greater than 90 days past due and still accruing as of March 31, 2020 or December 31, 2019.

The interest which would have been recorded on the above nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $467,000 and $412,000 for the three months ended March 31, 2020 and 2019, respectively. The actual interest income recorded on those loans was approximately $60,000 and $22,000 for the three months ended March 31, 2020 and 2019, respectively.

The following tables summarize impaired loans:

	March 31, 2020			December 31, 2019
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related Allowance:	(dollars in thousands)
Residential mortgage	$10,086	$9,825	$—	$7,258	$7,035	$—
Commercial	—	—	—	—	—	—
Commercial real estate	905	661	—	908	668	—
ADC	328	324	—	752	752	—
Home equity/2nds	956	548	—	996	553	—
Consumer	66	66	—	69	69	—
With a related Allowance:
Residential mortgage	4,682	4,560	742	4,604	4,482	752
Commercial	—	—	—	—	—	—
Commercial real estate	547	547	62	553	553	64
ADC	104	104	29	128	128	32
Home equity/2nds	—	—	—	12	10	2
Consumer	2	2	—	—	—	—
Totals:
Residential mortgage	14,768	14,385	742	11,862	11,517	752
Commercial	—	—	—	—	—	—
Commercial real estate	1,452	1,208	62	1,461	1,221	64
ADC	432	428	29	880	880	32
Home equity/2nds	956	548	—	1,008	563	2
Consumer	68	68	—	69	69	—

	Three Months Ended March 31,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related Allowance:	(dollars in thousands)
Residential mortgage	$9,648	$89	$6,668	$69
Commercial	—	—	—	—
Commercial real estate	664	15	1,204	17
ADC	235	5	1,058	7
Home equity/2nds	553	6	853	13
Consumer	82	1	35	1
With a related Allowance:
Residential mortgage	4,571	57	5,751	81
Commercial	—	—	215	—
Commercial real estate	549	8	758	8
ADC	104	1	134	2
Home equity/2nds	—	—	12	—
Consumer	2	1	40	—
Totals:
Residential mortgage	14,219	146	12,419	150
Commercial	—	—	215	—
Commercial real estate	1,213	23	1,962	25
ADC	339	6	1,192	9
Home equity/2nds	553	6	865	13
Consumer	84	2	75	1

There were $674,000 and $1.4 million in consumer mortgage properties included in real estate acquired through foreclosure at March 31, 2020 and December 31, 2019, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction totaled $5.1 million as of March 31, 2020 and $2.3 million as of December 31, 2019.

TDRs

See discussion above in this Note regarding the CARES Act relating to loan modifications during the COVID-19 pandemic.

Our portfolio of TDRs was accounted for under the following methods:

	March 31, 2020
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications
	(dollars in thousands)
Residential mortgage	31	$7,615	1	$85	32	$7,700
Commercial real estate	2	974	—	—	2	974
ADC	1	129	—	—	1	129
Consumer	2	68	—	—	2	68
	36	$8,786	1	$85	37	$8,871

	December 31, 2019
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications
	(dollars in thousands)
Residential mortgage	31	$7,675	1	$85	32	$7,760
Commercial real estate	2	984	—	—	2	984
ADC	1	130	—	—	1	130
Consumer	2	69	—	—	2	69
	36	$8,858	1	$85	37	$8,943

There were no TDRs that defaulted during the three months ended March 31, 2020 or 2019 which were modified during the previous 12 month period.

We did not modify any loans that would qualify as TDRs during the three months ended March 31, 2020 or 2019.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. A financial institution can elect to be subject to this new definition, which we did on January 1, 2020. The CARES Act temporarily lowered this ratio to 8% beginning in the second quarter of 2020.  The ratio would then rise to 8.5% for 2021 until it re-establishes at the 9% on January 1, 2022.

As of the date of our last regulatory exam, the Bank was considered “well capitalized” and as of March 31, 2020, the Bank continued to meet the requirements to be considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements.

The Bank’s regulatory capital amounts and ratios were as follows:

			Minimum		Minimum		To be Well
			Requirements		Requirements		Capitalized Under
			for Capital Adequacy		with Capital		Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020	(dollars in thousands)
Community bank leverage ratio	$117,632	14.1%	N/A	N/A	N/A	N/A	$75,221	9.0%

December 31, 2019
Common Equity Tier 1 Capital (to risk-weighted assets)	$117,492	18.5%	$28,617	4.5%	$44,515	7.0%	$41,336	6.5%
Total capital (to risk-weighted assets)	124,619	19.6%	50,875	8.0%	66,773	10.5%	63,593	10.0%
Tier 1 capital (to risk-weighted assets)	117,492	18.5%	38,156	6.0%	54,054	8.5%	50,875	8.0%
Tier 1 capital (to average quarterly assets)	117,492	13.4%	34,995	4.0%	56,867	6.5%	43,744	5.0%

Note 5 -  Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. There were 10,500 shares that were anti-dilutive for the three months ended March 31, 2020. There were no shares that were anti-dilutive for the three months ended March 31, 2019.

Information relating to the calculations of our income per common share is summarized as follows:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands, except for per share data)
Weighted-average shares outstanding - basic	12,812,642	12,773,259
Dilution	37,499	84,384
Weighted-average share outstanding - diluted	12,850,141	12,857,643

Net income	$565	$2,609
Net income per share - basic	$0.04	$0.20
Net income per share - diluted	$0.04	$0.20

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

We account for stock-based compensation in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the Statement of Income at fair value. Additionally, we are required to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award. The expense is recognized over the period during which an employee is required to provide service in exchange for the award.  Stock-based compensation expense included in the consolidated Statements of Income for the three months ended March 31, 2020 and 2019 totaled $34,000 and $43,000, respectively.

Information regarding our stock-based compensation plan is as follows as of and for the three months ended March 31:

	2020				2019
			Weighted-				Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of period	234,173	$6.60			349,023	$6.32
Granted	10,500	8.26			—	—
Exercised	(2,050)	6.78			(15,511)	5.24
Forfeited	—	—			(11,500)	5.46
Outstanding at end of period	242,623	$6.67	2.7	$69	322,012	$6.41	3.3	$989
Exercisable at end of period	159,884	$6.37	2.3	$69	175,189	$5.96	2.6	$617

The stock-based compensation expense amounts and fair values of options at the time of the grants were derived using the Black-Scholes option-pricing model. The following weighted average assumptions were used to value options granted for the three months ended March 31, 2020.  There were no options granted in 2019.

Expected life	5.5 years
Risk-free interest rate	0.95%
Expected volatility	27.83%
Expected dividend yield	$1.95
Weighted average per share fair value of options granted	$1.75

As of March 31, 2020, there was $242,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over the next 72 months.

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

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Standby letters of credit	$2,741	$3,325
Home equity lines of credit	16,011	16,917
Unadvanced construction commitments	74,975	79,378
Mortgage loan commitments	-	701
Lines of credit	19,344	16,501
Loans sold and serviced with limited repurchase provisions	55,271	76,536

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements and are limited to real estate transactions. The majority of these standby letters of credit expire within twelve months, with automatic one year renewals. The Bank has the option to stop any automatic renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes, except for certain standby letters of credit, that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2020 and December 31, 2019 for guarantees under standby letters of credit issued was $9,000 and $14,000, respectively.

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

Residential mortgage loan commitments at December 31, 2019 not reflected in the accompanying statements of financial condition included three loans totaling $701,000. No such commitments existed at March 31, 2020.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer’s credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within a period ranging generally from 120 to 180 days after the sale date depending on the investor agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. We did not repurchase any loans during the three months ended March 31, 2020 or 2019.

Other Contingencies

The Company provides banking services to customers who do business in the medical-use cannabis industry. While the growing, processing, and sales of medical-use cannabis is legal in the state of Maryland, the business currently violates Federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. The strict enforcement of Federal laws regarding medical-use cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the Company’s consolidated financial statements if the Federal government takes actions against the Company. As of March 31, 2020, the Company has not accrued an amount for the potential impact of any such actions.

Following is a summary of the level of business activities with our medical-use cannabis customers:

•  Deposit and loan balances at March 31, 2020 were approximately $31.0 million, or 4.5% of total deposits, and $18.6 million, or 2.9% of total loans, respectively. Deposit and loan balances at December 31, 2019 were approximately $22.8 million, or 3.4% of total deposits, and $14.0 million, or 2.2% of total loans, respectively.

•Interest and noninterest income for the three months ended March 31, 2020 were approximately $155,000 and $519,000, respectively. Interest and noninterest income for the three months ended March 31, 2019 were approximately $195,000 and $450,000, respectively.

•The volume of deposits in the accounts of medical-use cannabis customers for the three months ended March 31, 2020 was approximately $100.8 million. The volume of deposits in the accounts of medical-use cannabis customers for the three months ended March 31, 2019 was approximately $49.5 million.

Note 8 - Fair Value

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Assets Measured on a Recurring Basis

The following table presents fair value measurements for assets that are measured at fair value on a recurring basis as of and for the three months ended March 31,  2020:

			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
	Value	(Level 1)	(Level 2)	(Level 3)	Period Income
Assets:	(dollars in thousands)
AFS Securities - U.S. government agency notes	$5,031	$—	$5,031	$—	$—
AFS Securities - corporate obligations	2,000	—	2,000	—	—
AFS Securities - mortgage-backed securities	11,811	—	11,811	—	—
Loans held for sale ("LHFS")	21,996	—	21,996	—	(200)
Mortgage servicing rights ("MSRs")	240	—	—	240	(83)
Interest-rate lock commitments ("IRLCs")	344	—	—	344	165
Best efforts forward contracts	835	—	835	—	812
Mandatory forward contracts	584	—	584	—	561

Liabilities:
IRLCs	405	—	—	405	(405)
Best efforts forward contracts	18	—	18	—	(18)

The following table presents fair value measurements for assets and liabilities that are measured at fair value on a recurring basis as of and for the year ended December 31, 2019:

			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
	Value	(Level 1)	(Level 2)	(Level 3)	Period Income
Assets:	(dollars in thousands)
AFS Securities - U.S. government agency notes	$5,019	$—	$5,019	$—	$—
AFS Securities - mortgage-backed securities	7,887	—	7,887	—	—
LHFS	10,910	—	10,910	—	(5)
MSRs	323	—	—	323	(114)
IRLCs	179	—	—	179	79
Mandatory forward contracts	23	—	23	—	39
Best efforts forward contracts	23	—	23	—	23

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Fair Value	Valuation	Unobservable	Range
	Estimate	Technique	Input	(Weighted-Average)
March 31, 2020:	(dollars in thousands)
MSRs (1)	$240	Market Approach	Weighted average prepayment speed	16.70%
IRLCs - net liability	61	Market Approach	Range of pull through rate	70% - 95%
			Average pull through rate	87%

December 31, 2019:
MSRs (1)	$323	Market Approach	Weighted average prepayment speed	11.10%
IRLCs - asset	179	Market Approach	Range of pull through rate	70% - 95%
			Average pull through rate	83%

(1)	The weighted average was calculated with reference to the principle balance of the underlying mortgages.

The following table shows the activity in the MSRs:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Beginning balance	$323	$437
Valuation adjustment	(83)	(37)
Ending balance	$240	$400

The following table shows the activity in the IRLCs:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Beginning balance	$179	$100
Valuation adjustment	(240)	235
Ending balance	$(61)	$335

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

	March 31, 2020
			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average (2)
	(dollars in thousands)
Impaired loans	$4,378	$—	$—	$4,378	0% - 15%	7%
Real estate acquired through foreclosure	471	—	—	471	0% - 17%	17%

(1)	Discount based on current market conditions and estimated selling costs
(2)	Inputs are weighted based on the relative fair values of the instruments.

	December 31, 2019
			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average (2)
	(dollars in thousands)
Impaired loans	$4,437	$—	$—	$4,437	0% - 160%	8%
Real estate acquired through foreclosure	1,174	—	—	1,174	0% - 16%	10%

(1)	Discount based on current market conditions and estimated selling costs
(2)	Inputs are weighted based on the relative fair values of the instruments

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

Fair Value of All Financial Instruments

The carrying value and fair value of all financial instruments are summarized in the following tables:

	March 31, 2020
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$115,636	$115,636	$—	$—	$115,636
Certificates of deposit held for investment	7,540	7,540	—	—	7,540
AFS securities	18,842	—	18,842	—	18,842
HTM securities	22,737	1,015	22,442	—	23,457
LHFS	21,996	—	21,996	—	21,996
Loans receivable, net	628,032	—	—	616,259	616,259
Restricted stock investments	2,299	—	2,299	—	2,299
Accrued interest receivable	2,275	—	2,275	—	2,275
MSRs	240	—	—	240	240
IRLCs	344	—	—	344	344
Mandatory forward contracts	584	—	584	—	584
Best effort forward contracts	835	—	835	—	835
Liabilities:
Deposits	690,212	—	694,660	—	694,660
Accrued interest payable	308	—	308	—	308
Borrowings	35,000	—	35,495	—	35,495
Subordinated debentures	20,619	—	—	18,846	18,846
IRLCs	405	—	—	405	405
Best effort forward contracts	18	—	18	—	18

	December 31, 2019
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$88,193	$88,193	$—	$—	$88,193
Certificates of deposit held for investment	7,540	7,540	—	—	7,540
AFS securities	12,906	—	12,906	—	12,906
HTM securities	25,960	1,008	25,150	—	26,158
LHFS	10,910	—	10,910	—	10,910
Loans receivable, net	638,547	—	—	647,238	647,238
Restricted stock investments	2,431	—	2,431	—	2,431
Accrued interest receivable	2,458	—	2,458	—	2,458
MSRs	323	—	—	323	323
IRLCs	179	—	—	179	179
Mandatory forward contracts	23	—	23	—	23
Best effort forward contracts	23	—	23	—	23
Liabilities:
Deposits	661,049	—	662,418	—	662,418
Accrued interest payable	317	—	317	—	317
Borrowings	35,000	—	35,063	—	35,063
Subordinated debentures	20,619	—	—	16,754	16,754

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

There were no transfers between any of Levels 1, 2 and 3 for the three months ended March 31, 2020 or 2019 or for the year ended December 31, 2019.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this report, the terms “the Company,” “we,” “us,” and “our” refer to Severn Bancorp and, unless the context requires otherwise, its consolidated subsidiaries. The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Severn Bancorp’s Annual Report on Form 10‑K as of and for the year ended December 31, 2019.

The Company

The Company is a savings and loan holding company chartered as a corporation in the state of Maryland in 1990. It conducts business primarily through three subsidiaries, Severn Savings Bank, FSB (the “Bank”), Mid-Maryland Title Company, Inc. (the “Title Company”), and SBI Mortgage Company (“SBI”). The Title Company is a real estate settlement company that handles commercial and residential real estate settlements in Maryland. SBI holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation (“Crownsville”), which is doing business as Annapolis Equity Group and acquires real estate for syndication and investment purposes. The Bank’s principal subsidiary, Louis Hyatt, Inc. (“Hyatt Commercial”), conducts business as Hyatt Commercial, a commercial real estate brokerage and property management company. We maintain seven branches in Anne Arundel County, Maryland at March 31, 2020. The branches offer a full range of deposit products and we originate mortgages in the Bank’s primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware, and Virginia. As of March 31, 2020, we had 174 full-time equivalent employees.

Significant Developments - COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States of America (“U.S.”) and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The COVID-19 pandemic in the U.S. is expected to have a complex and significant adverse impact on the economy, the banking industry, and the Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas

Our commercial and consumer banking products and services are offered primarily in Maryland, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020. In Maryland, the Governor issued a series of orders, including ordering schools to close for an indefinite period of time and an order that, subject to limited exceptions, all individuals stay at home and non‑essential businesses cease all activities for an indeterminate amount of time. The Bank has remained open during these orders because banks have been identified as essential services. The Bank has been serving its customers through its drive-ups, ATMs, and in all of its branch offices by appointment only.

To date, many of the public health and economic effects of COVID-19 have been concentrated in large cities, such as New York City, but we anticipate that similar effects will occur on a more delayed basis in smaller cities and communities, where our banking operations are primarily focused.

Locally, as well as nationally, we have experienced an increase in unemployment levels as a result of the curtailment of business activities, the levels of which are expected to continue to increase for the foreseeable future.

Policy and Regulatory Developments

Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•	The Federal Reserve Board (“FRB”) decreased the range for the federal funds target rate by 0.5% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching the current range of 0.0% - 0.25%.
•

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349.0 billion loan program administered through the U.S. Small Business Administration (“SBA”), referred to as the paycheck protection program (“PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. PPP loans have an interest rate of 1.0%, a two-year loan term to maturity, and principal and interest payments deferred for six months from the date of disbursement. The Bank is participating as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under accounting principles generally accepted in the U.S. (“GAAP”) related to troubled debt restructure loans (“TDR” or “TDRs”) for a limited period of time to account for the effects of COVID-19.

•

On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.

•

On April 9, 2020, the FRB announced additional measures aimed at supporting small and mid-sized businesses, as well as state and local governments impacted by COVID-19. The FRB announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the Main Street New Loan Facility (“MSNLF”) and (2) the Main Street Expanded Loan Facility (“MSELF”). MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program will be up to $600.0 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The FRB also stated that it would provide additional funding to banks offering PPP loans to help struggling small businesses. The PPPLF was created by the FRB on April 9, 2020 to facilitate lending by participating financial institutions to small businesses under the PPP of the CARES Act. Under the facility, the FRB lends to participating financial institutions on a non-recourse basis, taking PPP loans as collateral. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio. In addition, the FRB created a Municipal Liquidity Facility to support state and local governments with up to $500.0 billion in lending, with the Treasury Department backing $35.0 billion for the facility using funds appropriated by the CARES Act. The facility will make short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The FRB expanded both the size and scope of its Primary and Secondary Market Corporate Credit Facilities to support up to $750.0 billion in credit to corporate debt issuers. This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility. Finally, the FRB announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100.0 billion.

Effects on Our Business

We currently expect that the COVID-19 pandemic and the specific developments referred to above could have a significant impact on our business. The outbreak of COVID-19 could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant, and retail industries will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels, and results of operations could be adversely affected.

Our Response

We have taken numerous steps in response to the COVID-19 pandemic, including the following:

•	actively working with loan customers to evaluate prudent loan modification terms;
•

continuing to promote our digital banking options through our website. Customers are encouraged to utilize online and mobile banking tools, and our customer service and retail departments are fully staffed and available to assist customers remotely;

•

acting as a participating lender in the PPP. We believe it is our responsibility as a community bank to assist the SBA in the distribution of funds authorized under the CARES Act to our customers and communities, which we are carrying out in a prudent and responsible manner. As of April 30, the Company had originated $38.9 million in PPP loans, and is working diligently with the SBA to qualify customers to receive such loans; and

•

closing all branches to customer activity indefinitely, except for drive-up and appointment only services. We continue to pay all employees according to their normal work schedule, even if their work has been reduced. No employees have been furloughed. Employees whose job responsibilities can be effectively carried out remotely are working from home. Employees whose critical duties require their continued presence on-site are observing social distancing and cleaning protocols.

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

We have experienced a decline in profitability for the three months ended March 31, 2020, primarily due to a decrease in net interest income, an increased provision for loan losses, and increased noninterest expenses, slightly offset by increased noninterest income. Net interest income decreased primarily due to a declining interest rate environment, resulting from rate reductions by the FRB in response to the COVID-19 pandemic (see additional information on COVID-19 above and in Item 1A – Risk Factors of Part II of this Quarterly Report on Form 10-Q). We recognized increased revenue from mortgage-banking activities and increased deposit service charges as a result of fees from medical-use cannabis deposit accounts. We recorded a $750,000 provision for loan losses. Noninterest expenses increased for the three months ended March 31, 2020 due to increased professional fees and investments in staff, property, and systems to enhance production and efficiency.

The Company expects to experience similar market conditions during the remainder of 2020, provided interest rates do not increase or decrease rapidly. If interest rates change rapidly, demand for loans may fluctuate and our interest rate spread could change significantly. We continue to manage loan and deposit pricing against the potential risks of rising costs of our deposits and borrowings. Interest rates are outside of our control, so we must attempt to balance the pricing and duration of the loan portfolio against the risks of rising or declining costs of our deposits and borrowings. The continued success and attraction of Anne Arundel County, Maryland, and vicinity, will also be important to our ability to originate and grow loans and deposits, as will our continued focus on maintaining a low overhead. If volatility in the market and the economy continues to occur, our business, financial condition, results of operations, access to funds, and the price of our stock could be materially and adversely impacted. Despite our declining profitability in the first quarter of 2020, we believe the Company is well prepared for the economic and social consequences of the COVID-19 global pandemic.

Critical Accounting Policies

Our accounting and financial reporting policies conform to GAAP and prevailing practices within the banking industry. Accordingly, preparation of the financial statements requires management to exercise significant judgment or discretion or make significant assumptions and estimates based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The accounting policies we view as critical are those relating to the allowance for loan losses (“Allowance”), the valuation of real estate acquired through foreclosure, and the valuation of deferred tax assets and liabilities. Significant accounting policies are discussed in detail in “Notes to Consolidated Financial Statements - Note 1 - Summary of Significant Account Policies” in our Annual Report on Form 10-K as of and for the year ended December 31, 2019. There have been no material changes to the significant accounting policies as described in the Annual Report other than those mentioned in Note 1 to the financial statements in this Quarterly Report on Form 10-Q. Disclosures regarding the effects of new accounting pronouncements are included in Note 1 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Net Income

Net income decreased by $2.0 million, or 78.3%, to $565,000 for the three months ended March 31, 2020 compared to $2.6 million for the three months ended March 31, 2019. Basic and diluted income per share were $0.04 for the three months ended March 31, 2020, compared to basic and diluted income per share of $0.20 for the three months ended March 31, 2019. The decrease in net income reflected decreased net interest income, an increased provision for loan losses, and increased noninterest expense, partially offset by increased noninterest income.

Net Interest Income

Net interest income decreased by $1.3 million,  or 16.5%, to $6.8 million for the three months ended March 31, 2020, compared to $8.1 million for the same period of 2019. Our net interest margin decreased from 3.65% for the three months ended March 31, 2019 to 3.38% for the three months ended March 31, 2020. Our net interest spread decreased from 3.35% for the three months ended March 31, 2019 to 2.95% for the three months ended March 31, 2020.

Net interest income was significantly impacted by a declining interest rate environment directly related to the COVID-19 pandemic.  The abrupt decline in interest rates during the first quarter of 2020 not only reduced interest income on floating-rate commercial loans and other liquid assets, but it also reduced competitive pressures and depositor expectations concerning deposit interest rates. Because of the need to maintain higher levels of liquidity and delays in business investment activity due to COVID-19 disruptions, some further compression of our net interest margin is likely in the next two quarters, but a reasonably robust recovery in business conditions could enable us to deploy our additional asset generation resources and thus reallocate some of our excess liquidity.

Interest Income

Interest income decreased by $1.6 million, or 15.4%, to $8.9 million for the three months ended March 31, 2020, compared to $10.5 million for the three months ended March 31, 2019, due to both a low interest rate environment created by the COVID-19 pandemic and a decreased level of average interest-earning assets in the first quarter of 2020. Average interest-earning assets decreased from $898.4 million for the three months ended March 31, 2019 to $803.2 million for the three months ended March 31, 2020, due primarily to a decline in average other interest-earning assets of $55.9 million. Such decrease resulted primarily from decreased average interest-earning deposits in banks, which was the result of decreased deposits from our medical-use cannabis customers. The average yield on other interest-earning assets decreased to 1.25% for the three months ended March 31, 2020 from 2.66% for the three months ended March 31, 2019, primarily due to a change in the mix of other interest-earning asset types and the decreased rate environment. We held less Federal Home Loan Bank of Atlanta (“FHLB”) stock and certificates of deposit held for investment during the three months ended March 31, 2020 than during the three months ended March 31, 2019. Additionally, average loans outstanding decreased $34.3 million from $678.4 million for the three months ended March 31, 2019 to $644.1 million for the three months ended March 31, 2020. The average yield on interest-earning assets decreased 30 basis points to 4.46% for the three months ended March 31, 2020 from 4.76% for the three months ended March 31, 2019. The average yield on loans held for investment decreased from 5.47% for the three months ended March 31, 2019 to 5.15% for the three months ended March 31, 2020 as a result of the decreased interest rate environment in the first quarter of 2020 compared to the first quarter of 2019.

Interest Expense

Total interest expense was $2.2 million for the three months ended March 31, 2020 and $2.5 million for the three months ended March 31, 2019. We experienced a decrease in deposit interest expense, primarily due to a decrease in the average balance of interest-bearing deposits from $622.4 million for the three months ended March 31, 2019 to $519.4 million for the three months ended March 31, 2020. The average balance of checking and savings accounts decreased significantly from $411.3 million for the three months ended March 31, 2019 to $323.7 million for the three months ended March 31, 2020, primarily due to decreases in our medical-use cannabis related accounts, occurring mostly in the latter part of 2019. The average balance of certificates of deposit decreased from $211.1 million for the three months ended March 31, 2019 to $195.7 million for the same period of 2020 due to runoff from maturing certificates of deposit. Average borrowings decreased $27.1 million during the three months ended March 31, 2020 compared to the same period of 2019, due to payoffs of FHLB advances.

The following table sets forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and average rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended March 31,
	2020			2019
	Average		Yield/	Average		Yield/
	Balance	Interest (2)	Rate (4)	Balance	Interest (2)	Rate (4)
ASSETS	(dollars in thousands)
Loans (1)	$644,087	$8,240	5.15%	$678,357	$9,151	5.47%
Loans held for sale ("LHFS")	13,528	98	2.91%	6,573	16	0.99%
Available-for-sale ("AFS") securities	14,247	81	2.29%	12,057	52	1.75%
Held-to-maturity ("HTM") securities	24,267	138	2.29%	37,622	207	2.23%
Other interest-earning assets (3)	104,614	325	1.25%	160,538	1,053	2.66%
Restricted stock investments, at cost	2,431	34	5.63%	3,301	64	7.86%
Total interest-earning assets	803,174	8,916	4.46%	898,448	10,543	4.76%
Allowance	(7,156)			(8,068)
Cash and other noninterest-earning assets	45,497			41,857
Total assets	$841,515	8,916		$932,237	10,543

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Checking and savings	$323,709	661	0.82%	$411,344	817	0.81%
Certificates of deposit	195,722	1,136	2.33%	211,099	1,052	2.02%
Total interest-bearing deposits	519,431	1,797	1.39%	622,443	1,869	1.22%
Borrowings	55,619	364	2.63%	82,730	589	2.89%
Total interest-bearing liabilities	575,050	2,161	1.51%	705,173	2,458	1.41%
Noninterest-bearing deposit accounts	150,628			122,859
Other noninterest-bearing liabilities	8,085			3,118
Stockholders' equity	107,752			101,087
Total liabilities and stockholders' equity	$841,515	2,161		$932,237	2,458
Net interest income/net interest spread		$6,755	2.95%		$8,085	3.35%
Net interest margin			3.38%			3.65%

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

	Three Months Ended March 31, 2020 vs. 2019
	Due to Variances in
	Rate	Volume	Total
Interest earned on:	(dollars in thousands)
Loans	$(493)	$(418)	$(911)
LHFS	53	29	82
AFS securities	18	11	29
HTM Securities	37	(106)	(69)
Other interest-earning assets	(439)	(289)	(728)
Restricted stock investments, at cost	(16)	(14)	(30)
Total interest income	(840)	(787)	(1,627)

Interest paid on:
Interest-bearing deposits:
Checking and savings	109	(265)	(156)
Certificates of deposit	479	(395)	84
Total interest-bearing deposits	588	(660)	(72)
Borrowings	(48)	(177)	(225)
Total interest expense	540	(837)	(297)
Net interest income	$(1,380)	$50	$(1,330)

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

We recorded $750,000 in provision for loan losses for the three months ended March 31, 2020 primarily due to the potential economic factors related to the COVID-19 pandemic. We did not record any provision for loan losses during the three months ended March 31, 2019.

See additional information about the provision for loan losses under “Credit Risk Management and the Allowance” later in this Item.

Noninterest Income

Total noninterest income increased by $765,000 or 33.8%, to $3.0 million for the three months ended March 31, 2020, compared to $2.3 million for the three months ended March 31, 2019, with the majority of the increase from mortgage-banking revenue and deposit service charges. Mortgage-banking revenue increased $914,000, or 126.9%, due to the increased volume of loans originated from $19.4 million during the three months ended March 31, 2019 to $43.2 million during the three months ended March 31, 2020. Deposit service charges increased $52,000 due primarily to on-boarding and monthly fees associated with medical-use cannabis customer accounts. The Title Company generated $238,000 in revenue during the three months ended March 31, 2020 compared to $217,000 for the three months ended March 31, 2019 due to an increase in loan closings and related title work.

Noninterest Expense

Total noninterest expense increased $1.5 million, or 22.3%, to $8.3 million for the three months ended March 31, 2020, compared to $6.8 million for the three months ended March 31, 2019, primarily due to increases in compensation and related expenses, occupancy expenses, legal fees, professional fees, data processing fees, and licensing and software expenses. Additionally, we experienced increases in general office and communications expenses. Compensation and related expenses increased by $936,000, or 20.7%, to $5.5 million for the three months ended March 31, 2020, compared to $4.5 million for the three months ended March 31, 2019. This increase was primarily due to annual salary increases, additional hirings for our new branch, and increased commission expense that corresponds with our increased mortgage-banking volumes. Occupancy expenses increased $103,000, or 24.8%, primarily due to the addition of the Crofton branch. The additional branch also contributed to the increased office and telecommunications expenses recognized ($31,000 and $27,000, respectively). Professional fees increased $163,000 due to increased audit and consulting costs. Legal fees increased $117,000 also related to the increased audit and consulting fees. Data processing fees and licensing and software expense increased $118,000 and $36,000, respectively, due to additional efficiency and security enhancements to our core and related systems, as well as the implementation in late 2019 of a new customer relationship management (“CRM”) system. We recognized a $76,000 loss on disposal of premises and equipment when we terminated a lease agreement.

Income Tax Provision

We recorded a $213,000 tax provision on net income before income taxes of $778,000 for the three months ended March 31, 2020 for an effective tax rate of 27.4%, compared to an income tax provision of $986,000 on net income before income taxes of $3.6 million for the three months ended March 31, 2019, for an effective tax rate of 27.4%.

Financial Condition

Total assets increased $30.4 million to $857.4 million at March 31, 2020, compared to $826.9 million at December 31, 2019. This increase was primarily due to a $27.4 million, or 31.1%, increase in cash and cash equivalents, to $115.6 million at March 31, 2020 from $88.2 million at December 31, 2019 due primarily to loan payoffs and increased deposits. We experienced a decrease in loans of $9.7 million, or 1.5%, to $636.0 million at March 31, 2020 from $645.7 million at December 31, 2019. Total deposits increased $29.2 million, or 4.4%, to $690.2 million at March 31, 2020 compared to $661.0 million at December 31, 2019. Stockholders’ equity increased $249,000 to $105.7 million at March 31, 2020 compared to $105.5 million at December 31, 2019, due to quarterly net income and increased accumulated comprehensive income, partially offset by dividends paid to stockholders.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals. We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios. We held $18.8 million and $12.9 million in securities classified as AFS as of March 31, 2020 and December 31, 2019, respectively. We held $22.7 million and $26.0 million, respectively, in securities classified as HTM as of March 31, 2020 and December 31, 2019, respectively.

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries impact the securities market. Quarterly, we review each security in our portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as other-than-temporary impairment (“OTTI”). For the three months ended March 31, 2020, we determined that no OTTI charges were required.

All of the AFS and HTM securities that are temporarily impaired as of March 31, 2020 are so due to declines in fair values resulting from changes in interest rates or decreased credit/liquidity spreads compared to the time they were purchased. We have the intent to hold these securities to maturity (including those designated as AFS) and it is more likely than not that we will not be required to sell the securities before recovery of value. As such, management considers the impairments to be temporary.

Our securities portfolio composition is as follows:

	AFS		HTM
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(dollars in thousands)
U.S. Treasury securities	$—	$—	$996	$994
U.S. government agency notes	5,031	5,019	2,985	4,986
Corporate obligations	2,000	—	—	—
Mortgage-backed securities	11,811	7,887	18,756	19,980
	$18,842	$12,906	$22,737	$25,960

LHFS

We originate residential mortgage loans for sale on the secondary market. Such LHFS, which are carried at fair value, amounted to $22.0 million at March 31, 2020 and $10.9 million at December 31, 2019, the majority of which are subject to purchase commitments from investors. The increase in LHFS was primarily due to increased originations and to the timing of loans pending sale on the secondary market.

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total interest-earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio:

	March 31, 2020		December 31, 2019
		Percent		Percent
	Amount	of Total	Amount	of Total
	(dollars in thousands)
Residential Mortgage	$260,981	40.9%	$269,654	41.6%
Commercial	43,490	6.8%	43,127	6.7%
Commercial real estate	220,654	34.5%	229,257	35.3%
Land acquisition, development, and construction ("ADC")	99,861	15.6%	92,822	14.3%
Home equity/2nds	12,199	1.9%	12,031	1.9%
Consumer	1,474	0.3%	1,541	0.2%
	$638,659	100.0%	$648,432	100.0%

Loans (net of unearned loan fees) decreased by $9.7 million, or 1.5%, to $636.0 million at March 31, 2020, compared to $645.7 million at December 31, 2019. This decrease was due to decreased demand and originations, as well as increased payoffs of residential real estate and commercial real estate. We did experience an increase in commercial loan and ADC loan demand during the three months ended March 31, 2020.

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

Management has an established methodology to determine the adequacy of the Allowance that assesses the risks and losses inherent in the loan portfolio. Our Allowance methodology employs management’s assessment as to the level of future losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers’ current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and/or lines of business. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. In addition, we evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors. Our risk management practices are designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may inherently exist within the loan portfolio. The assessment aspects involved in analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses. In the first quarter of 2020, we adjusted our economic risk factors to incorporate the current economic implications and rising unemployment rate from the COVID-19 pandemic. For more detailed information about our Allowance methodology and risk rating system, see Note 3 to the Consolidated Financial Statements.

The following table summarizes the activity in our Allowance by portfolio segment:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Allowance, beginning of year	$7,138	$8,044
Charge-offs:
Residential mortgage	—	—
Commercial	—	—
Commercial real estate	—	—
ADC	—	—
Home equity/2nds	—	—
Consumer	(15)	—
Total charge-offs	(15)	—
Recoveries:
Residential mortgage	3	5
Commercial	5	—
Commercial real estate	32	34
ADC	—	—
Home equity/2nds	2	2
Consumer	3	—
Total recoveries	45	41
Net recoveries	30	41
Provision for loan losses	750	—
Allowance, end of period	$7,918	$8,085
Loans:
Period-end balance	$635,950	$674,220
Average balance during period	644,087	678,357
Allowance as a percentage of
period-end loan balance	1.25%	1.20%
Percent of average loans (annualized):
Provision for loan losses	0.47%	—%
Net recoveries	0.02%	0.02%

The following table summarizes our allocation of the Allowance by loan segment:

	March 31, 2020			December 31, 2019
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
	Amount	of Total	Loans	Amount	of Total	Loans
	(dollars in thousands)
Residential mortgage	$2,484	31.4%	40.9%	$2,264	31.7%	41.6%
Commercial	1,565	19.8%	6.8%	1,421	19.9%	6.7%
Commercial real estate	1,040	13.1%	34.5%	984	13.8%	35.3%
ADC	2,615	33.0%	15.6%	2,286	32.0%	14.3%
Home equity/2nds	151	1.9%	1.9%	134	1.9%	1.9%
Consumer	—	—%	0.3%	—	—%	0.2%
Unallocated	63	0.8%	—%	49	0.7%	—%
Total	$7,918	100.0%	100.0%	$7,138	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the Allowance as a best estimate of inherent losses within the portfolio. The Allowance totaled $7.9 million at March 31, 2020 and $7.1 million at December 31, 2019. Any changes in the Allowance from period to period reflect management’s ongoing application of its methodologies to establish the Allowance, which, for the three months ended March 31, 2020, resulted in increased allocated Allowances for the majority of the loan segments.

As result of our Allowance analysis, we recorded a provision for loan losses of $750,000 during the three months ended March 31, 2020.  We did not record any provision for loan losses for the three months ended March 31, 2019. We recorded net recoveries of $30,000 and $41,000, respectively, during the three months ended March 31, 2020 and 2019.  During both the three months ended March 31, 2020 and 2019, annualized net recoveries as a percentage of average loans outstanding amounted to 0.02%. The Allowance as a percentage of outstanding loans was 1.25% as of March 31, 2020 compared to 1.11% as of December 31, 2019.

Although management uses available information to establish the appropriate level of the Allowance, future additions or reductions to the Allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions, and other factors. As a result, our Allowance may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our Allowance and related methodology. Such agencies may require us to recognize adjustments to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of March 31, 2020 and is sufficient to address the credit losses inherent in the current loan portfolio. Management will continue to evaluate the adequacy of the Allowance as more economic data becomes available and as changes within our portfolio are known. The effects of the COVID-19 pandemic may require us to fund additional increases in the Allowance in future periods.

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

NPAs, expressed as a percentage of total assets, totaled 1.04% at March 31, 2020 and 0.80% at December 31, 2019. The ratio of the Allowance to nonperforming loans was 109.3% at March 31, 2020 and 168.3% at December 31, 2019.

The distribution of our NPAs is illustrated in the following table. We did not have any loans greater than 90 days past due and still accruing at March 31, 2020 or December 31, 2019.

	March 31, 2020	December 31, 2019
Nonaccrual Loans:	(dollars in thousands)
Residential mortgage	$6,696	$3,766
Commercial real estate	234	237
ADC	173	89
Home equity/2nds	143	150
	7,246	4,242
Real Estate Acquired Through Foreclosure:
Residential mortgage	674	1,377
Commercial real estate	452	452
ADC	558	558
	1,684	2,387
Total Nonperforming Assets	$8,930	$6,629

Nonaccrual loans totaled $7.2 million, or 1.14% of total loans, at March 31, 2020 and $4.2 million, or 0.66% of total loans at December 31, 2019. Significant activity in nonaccrual loans during the three months ended March 31, 2020 included the addition of five loans in the amount of $3.7 million to nonaccrual loans.

Real estate acquired through foreclosure decreased $703,000 to $1.7 million at March 31, 2020 compared to $2.4 million at December 31, 2019 primarily due to the sale of one residential property existing at December 31, 2019.

The activity in our real estate acquired through foreclosure was as follows:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Balance at beginning of period	$2,387	$1,537
Real estate acquired in satisfaction of loans	—	171
Write-downs and losses on real estate acquired through foreclosure	(80)	(107)
Proceeds from sales of real estate acquired through foreclosure	(623)	—
Balance at end of period	$1,684	$1,601

TDRs

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. See Significant Developments – COVID-19 above for information regarding the CARES Act and its effect on modifications.

The composition of our TDRs is illustrated in the following table:

	March 31, 2020	December 31, 2019
Residential mortgage:	(dollars in thousands)
Nonaccrual	$85	$85
<90 days past due/current	7,615	7,675
Commercial real estate:
Nonaccrual	—	—
<90 days past due/current	974	984
ADC:
Nonaccrual	—	—
<90 days past due/current	129	130
Consumer:
Nonaccrual	—	—
<90 days past due/current	68	69
Totals:
Nonaccrual	85	85
<90 days past due/current	8,786	8,858
	$8,871	$8,943

See additional information on TDRs in Note 3 to the Consolidated Financial Statements herein.

Deposits

Deposits totaled $690.2 million at March 31, 2020 and $661.0 million at December 31, 2019. The $29.2 million increase was primarily the result of short-term medical-use cannabis related funds (funds that have not actually been used in the medical-use cannabis industry yet) that account holders have placed at the Bank temporarily while looking for desired investments in the industry. Management is aware of the short-term nature of such medical-use cannabis related deposits and offset those funds by maintaining short-term liquidity to meet any deposit outflows.

The deposit breakdown is as follows:

	March 31, 2020		December 31, 2019
		Percent		Percent
	Balance	of Total	Balance	of Total
	(dollars in thousands)
NOW	$75,204	10.9%	$83,612	12.6%
Money market	151,490	21.9%	162,621	24.6%
Savings	60,488	8.8%	61,514	9.3%
Certificates of deposit	237,940	34.5%	230,401	34.9%
Total interest-bearing deposits	525,122	76.1%	538,148	81.4%
Noninterest-bearing deposits	165,090	23.9%	122,901	18.6%
Total deposits	$690,212	100.0%	$661,049	100.0%

Borrowings

Our borrowings consist of advances from the FHLB.

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

At March 31, 2020, our total credit line with the FHLB was  $247.1 million. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public. Our outstanding FHLB advance balance at both March 31, 2020 and December 31, 2019 was $35.0 million.

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB as of March 31, 2020:

Principal
Amount (in thousands)	Rate	Maturity
$25,000	1.75% to 1.92%	2020
10,000	2.19%	2022
$35,000

Subordinated Debentures

As of both March 31, 2020 and December 31, 2019, the Company had outstanding $20.6 million in principal amount of Junior Subordinated Debt Securities, due in 2035 (the “2035 Debentures”). The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association as Trustee. The 2035 Debentures pay interest quarterly at a floating rate of interest of 3‑month LIBOR plus 200 basis points, and mature on January 7, 2035. Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture. The 2035 Debentures became redeemable, in whole or in part, by the Company on January 7, 2010.

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

Under the terms of the 2035 Debentures, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing. As of March 31, 2020, we were current on all interest due on the 2035 Debentures.

Capital Resources

Total stockholders’ equity increased $249,000 to $105.7 million at March 31, 2020 compared to $105.5 million as of December 31, 2019. The increase was the result of 2020 net income to date and an increase in accumulated other comprehensive income, partially offset by dividends paid to stockholders during the three months ended March 31, 2020.

Capital Adequacy

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2020 and December 31, 2019, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.” As of January 1, 2020, the Bank elected to follow the Community Bank Leverage Ratio. See details of our capital ratios in Note 4 of the Consolidated Financial Statements.

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

In addition to our ability to generate deposits, we have external sources of funds, which may be drawn upon when desired. The primary source of external liquidity is an available line of credit with the FHLB. The Bank’s total credit availability under the FHLB’s credit availability program was $247.1 million at March 31, 2020, of which $35.0 million was outstanding.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $110.3 million at March 31, 2020. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. We expect to fund these commitments from the sources of liquidity described above.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity. As of March 31, 2020, we had no material commitments for capital expenditures.

Our ability to acquire deposits or borrow could be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Additionally, the origination volume of PPP loans could be a drain on our liquidity. At March 31, 2020, management considered the Company’s liquidity level to be sufficient for the purposes of meeting our cash flow requirements. We are not aware of any undisclosed known trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in our liquidity.

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

Information pertaining to the carrying amounts of our derivative financial instruments follows:

	March 31, 2020		December 31, 2019
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)
Asset - IRLCs	$—	$—	$7,645	$179
Asset - mandatory forward contracts	21,160	584	10,591	23
Asset - best effort forward contracts	35,773	817	7,645	23
Liability - IRLCs	35,773	61	—	—

Inflation

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with GAAP and practices within the banking industry which require the measurement of financial condition and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. As a financial institution, virtually all of our assets and liabilities are monetary in nature and interest rates have a more significant impact on our performance than the effects of general levels of inflation. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless mitigated by a corresponding increase in our revenues. However, we believe that the impact of inflation on our operations was not material for the three months ended March 31, 2020 and 2019.

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

The matching of maturity or repricing of interest-earning assets and interest-bearing liabilities may be analyzed by examining the extent to which these assets and liabilities are interest rate sensitive and by monitoring the Bank’s interest rate sensitivity gap. An interest-earning asset or interest-bearing liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. The difference between rate sensitive assets and rate sensitive liabilities represents the Bank’s interest sensitivity gap. At March 31, 2020, we had a one-year cumulative negative gap of $44.3 million.

Exposure to interest rate risk is actively monitored by management. The objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. We use the PROFITstar® model to monitor our exposure to interest rate risk, which calculates changes in the economic value of equity (“EVE”).

The following table represents our EVE as of March 31, 2020:

Change in Rates		Amount	$ Change	% Change
		(dollars in thousands)
+400	bp	$163,320	$23,070	16.45%
+300	bp	163,195	22,945	16.36%
+200	bp	161,812	21,562	15.37%
+100	bp	154,626	14,376	10.25%
0	bp	140,250
(100)	bp	105,419	(34,831)	(24.83)%
(200)	bp	58,905	(81,345)	(58.00)%

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

Item 4.     Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a‑15 under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a‑15 under the Securities Act of 1934) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

In the normal course of business, we are party to litigation arising from the banking, financial, and other activities we conduct. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from these matters will have a material effect on the Company’s financial condition, operating results, or liquidity as of March 31, 2020.

Item 1A.  Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report on Form 10‑K of Severn Bancorp as of and for the year ended December 31, 2019. In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to those aforementioned risk factors. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The economic impact of the novel COVID-19 outbreak could adversely affect our financial condition and results of operations.

In December 2019, COVID-19 was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the U.S. declared the COVID-19 outbreak in the U.S. a national emergency. The COVID-19 pandemic has caused significant economic disruption in the U.S. as many state and local governments have ordered nonessential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 22 million people have filed claims for unemployment, and stock markets have declined in value and, in particular, bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the FRB has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry, and the retail industry. Finally, the spread of COVID-19 has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events, and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be reopened.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our Allowance may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•

as the result of the decline in the FRB’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•

a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;

•	a prolonged weakness in economic conditions could result in a devaluation of our company value and result in an impairment charge on goodwill;
•	the unavailability of a critical service from a third party vendor due to the COVID-19 outbreak could have an adverse effect on us; and
•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition, and results of operations and prospects.

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

101

The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10‑Q as of March 31, 2020 and for the three months ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

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

101

The following financial statements from the Severn Bancorp, Inc. Quarterly Report on Form 10‑Q as of March 31, 2020 and for the three months ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

May 11, 2020	/s/ Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 11, 2020	/s/ Vance W. Adkins
Vance W. Adkins, Chief Financial Officer
(Principal Financial and Accounting Officer)