Form 10-Q
period 2020-06-30
SEVERN BANCORP INC
filed 2020-08-10
CIK 868271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value - 12,812,976 shares outstanding as of August 7, 2020

SEVERN BANCORP, INC. AND SUBSIDIARIES

Cautionary Note Regarding Forward-Looking Statements

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

Forward-looking statements reflect our expectation or prediction of future conditions, events, or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2019 Annual Report on Form 10-K, Item 1A of Part II of the Company’s March 31, 2020 Quarterly Report on Form 10-Q, Item 1A of Part II of this Quarterly Report on Form 10-Q, and the following:

●	general business and economic conditions nationally or in the markets that the Company serves could adversely affect, among other things, real estate prices, unemployment levels, and consumer and business confidence, which could lead to decreases in the demand for loans, deposits, and other financial services that we provide and increases in loan delinquencies and defaults;
●	changes or volatility in the capital markets and interest rates may adversely impact the value of securities, loans, deposits, and other financial instruments and the interest rate sensitivity of our balance sheet as well as our liquidity;
●	our liquidity requirements could be adversely affected by changes in our assets and liabilities;
●	our investment securities portfolio is subject to credit risk, market risk, and liquidity risk as well as changes in the estimates we use to value certain of the securities in our portfolio;
●	the effect of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance, and other aspects of the financial services industry;
●	competitive factors among financial services companies, including product and pricing pressures, and our ability to attract, develop, and retain qualified banking professionals;
●	the effect of fiscal and governmental policies of the United States (“U.S.”) federal government;
●	the effect of any mergers, acquisitions, or other transactions to which we or our subsidiaries may from time to time be a party;
●	costs and potential disruption or interruption of operations due to cyber-security incidents;
●	the effect of any change in federal government enforcement of federal laws affecting the medical-use cannabis industry;
●	costs and potential disruption or interruption of operations due to global pandemics such as COVID-19;
●	the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board, and other regulatory agencies; and;
●	geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism, and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad.

Forward-looking statements speak only as of the date of this report. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events except as required by federal securities laws.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$2,023	$2,892
Federal funds sold and interest-bearing deposits in other banks	166,447	85,301
Cash and cash equivalents	168,470	88,193
Certificates of deposit held for investment	6,074	7,540
Securities available for sale, at fair value	15,806	12,906
Securities held to maturity (fair value of $22,109 and $26,158 at June 30, 2020 and December 31, 2019, respectively)	21,310	25,960
Mortgage loans held for sale, at fair value	11,429	10,910
Loans receivable	661,372	645,685
Allowance for loan losses	(8,169)	(7,138)
Loans, net	653,203	638,547
Real estate acquired through foreclosure	1,010	2,387
Restricted stock investments	2,299	2,431
Premises and equipment, net	21,542	22,144
Accrued interest receivable	2,478	2,458
Deferred income taxes	1,716	1,748
Bank owned life insurance	5,450	5,377
Goodwill	1,104	1,104
Securities purchased not settled	6,200	—
Other assets	5,572	5,214
Total assets	$923,663	$826,919
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest bearing	$201,854	$122,901
Interest-bearing	547,062	538,148
Total deposits	748,916	661,049
Long-term borrowings	35,000	35,000
Subordinated debentures	20,619	20,619
Liability for securities purchased not settled	6,200	—
Accrued expenses and other liabilities	5,946	4,779
Total liabilities	816,681	721,447
Stockholders' Equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 12,812,976 and 12,810,926 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	128	128
Additional paid-in capital	66,026	65,944
Retained earnings	40,723	39,445
Accumulated other comprehensive income (loss)	105	(45)
Total stockholders' equity	106,982	105,472
Total liabilities and stockholders' equity	$923,663	$826,919

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Interest income:
Loans	$8,078	$9,226	$16,416	$18,393
Securities	216	241	435	500
Other earning assets	67	757	426	1,874
Total interest income	8,361	10,224	17,277	20,767
Interest expense:
Deposits	1,383	1,898	3,180	3,767
Borrowings and subordinated debentures	333	481	697	1,070
Total interest expense	1,716	2,379	3,877	4,837
Net interest income	6,645	7,845	13,400	15,930
Provision for loan losses	—	—	750	—
Net interest income after provision for loan losses	6,645	7,845	12,650	15,930
Noninterest income:
Mortgage-banking revenue	1,990	1,087	3,624	1,807
Real estate commissions	130	378	440	860
Real estate management fees	155	162	320	326
Deposit service charges	570	547	1,131	1,056
Title company revenue	226	262	464	479
Other noninterest income	166	179	283	347
Total noninterest income	3,237	2,615	6,262	4,875
Noninterest expense:
Compensation and related expenses	5,171	4,909	10,632	9,434
Occupancy	445	389	963	804
Legal fees	17	26	183	75
Write-downs, losses, and costs of real estate acquired through foreclosure, net of gains	16	24	90	149
Federal Deposit Insurance Corporation insurance premiums	37	63	37	119
Professional fees	171	443	474	583
Advertising	231	213	451	400
Data processing	396	354	856	696
Credit report and appraisal fees	36	24	103	64
Licensing and software	238	293	456	475
Loss on disposal of premises and equipment	—	—	76	—
Other noninterest expense	729	775	1,418	1,464
Total noninterest expense	7,487	7,513	15,739	14,263
Net income before income tax provision	2,395	2,947	3,173	6,542
Income tax provision	658	771	871	1,757
Net income	$1,737	$2,176	$2,302	$4,785
Net income per common share - basic	$0.14	$0.17	$0.18	$0.37
Net income per common share - diluted	$0.14	$0.17	$0.18	$0.37

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$1,737	$2,176	$2,302	$4,785
Other comprehensive income item:
Unrealized holding gains on available-for-sale securities arising during the period (net of tax expense of $1, $14, $57, and $21)	1	38	150	62
Total other comprehensive income	1	38	150	62
Total comprehensive income	$1,738	$2,214	$2,452	$4,847

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30, 2020
	Number of				Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity
Balance at April 1, 2020	12,812,976	$128	$65,992	$39,497	$104	$105,721
Net income	—	—	—	1,737	—	1,737
Stock-based compensation	—	—	34	—	—	34
Dividends paid on common stock at $0.04 per share	—	—	—	(511)	—	(511)
Other comprehensive income	—	—	—	—	1	1
Balance at June 30, 2020	12,812,976	$128	$66,026	$40,723	$105	$106,982

	Three Months Ended June 30, 2019
	Number of				Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Loss	Equity
Balance at April 1, 2019	12,775,087	$128	$65,662	$35,087	$(49)	$100,828
Net income	—	—	—	2,176	—	2,176
Stock-based compensation	—	—	34	—	—	34
Dividends paid on common stock at $0.03 per share	—	—	—	(385)	—	(385)
Exercise of stock options	50	—	—	—	—	—
Other comprehensive income	—	—	—	—	38	38
Balance at June 30, 2019	12,775,137	$128	$65,696	$36,878	$(11)	$102,691

	Six Months Ended June 30, 2020
	Number of				Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2020	12,810,926	$128	$65,944	$39,445	$(45)	$105,472
Net income	—	—	—	2,302	—	2,302
Stock-based compensation	—	—	68	—	—	68
Dividends paid on common stock at $0.08 per share	—	—	—	(1,024)	—	(1,024)
Exercise of stock options	2,050	—	14	—	—	14
Other comprehensive income	—	—	—	—	150	150
Balance at June 30, 2020	12,812,976	$128	$66,026	$40,723	$105	$106,982

	Six Months Ended June 30, 2019
	Number of				Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Loss	Equity
Balance at January 1, 2019	12,759,576	$128	$65,538	$32,860	$(73)	$98,453
Net income	—	—	—	4,785	—	4,785
Stock-based compensation	—	—	77	—	—	77
Dividends paid on common stock at $0.06 per share	—	—	—	(767)	—	(767)
Exercise of stock options	15,561	—	81	—	—	81
Other comprehensive income	—	—	—	—	62	62
Balance at June 30, 2019	12,775,137	$128	$65,696	$36,878	$(11)	$102,691

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net income	$2,302	$4,785
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	788	703
Amortization of deferred loan fees	(1,024)	(949)
Net (accretion) amortization of premiums and discounts on securities	(36)	80
Provision for loan losses	750	—
Write-downs and losses on real estate acquired through foreclosure, net of gains	551	171
Gain on sale of mortgage loans	(3,624)	(1,807)
Loss on disposal of property	76	—
Proceeds from sale of mortgage loans held for sale	126,925	81,725
Originations of loans held for sale	(123,820)	(88,867)
Stock-based compensation	68	77
Increase in cash surrender value of bank-owned life insurance	(73)	(78)
Deferred income taxes	(25)	173
(Increase) decrease in accrued interest receivable	(20)	243
Increase in other assets	(358)	(2,610)
Increase in accrued expenses and other liabilities	1,167	2,729
Net cash provided by (used in) operating activities	3,647	(3,625)
Cash flows from investing activities:
Redemption of certificates of deposit held for investment	1,466	1,240
Loan principal (disbursements), net of repayments	(14,382)	4,252
Redemption of restricted stock investments	132	909
Purchases of premises and equipment, net	(262)	(410)
Activity in securities held to maturity:
Maturities/calls/repayments	4,603	5,300
Activity in available-for-sale securities:
Purchases	(7,857)	—
Maturities/calls/repayments	5,247	1,000
Proceeds from sales of real estate acquired through foreclosure	826	107
Net cash (used in) provided by investing activities	(10,227)	12,398
Cash flows from financing activities:
Net increase (decrease) in deposits	87,867	(94,090)
Repayments of long-term borrowings	—	(25,000)
Common stock dividends	(1,024)	(767)
Exercise of stock options	14	81
Net cash provided by (used in) financing activities	86,857	(119,776)
Increase (decrease) in cash and cash equivalents	80,277	(111,003)
Cash and cash equivalents at beginning of period	88,193	188,340
Cash and cash equivalents at end of period	$168,470	$77,337
Supplemental Noncash Disclosures:
Interest paid on deposits and borrowed funds	$3,918	$4,925
Income taxes paid	493	1,909
Real estate acquired in satisfaction of loans	—	171
Initial recognition of operating lease right-of-use asset	—	2,684
Initial recognition of operating lease liability	—	2,684
Transfers of mortgage loans held for sale to loan portfolio	—	648

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 -  Summary of Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of Severn Bancorp, Inc. and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. In the opinion of management, all adjustments (comprising only of those of a normal recurring nature) necessary for a fair presentation of the results of operations for the interim periods presented have been made. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020 or any other interim or future period. Events occurring after the date of the financial statements up to the date the financial statements were available to be issued were considered in the preparation of the consolidated financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2019 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

COVID-19 Risks and Uncertainties

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the U.S. and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 has adversely impacted and could continue to adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to a target range of 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations. As a result of the spread of COVID-19, economic uncertainties have arisen which are likely to negatively impact net interest income, noninterest income, credit quality, the allowance for loan losses (“Allowance”), and the provision for loan losses. Additionally, there could be a potential for goodwill impairment. Other financial impact could occur though such potential impact is unknown at this time.

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

We have contracted with a third party vendor to assist in the transition to CECL. The Bank has purchased the third party vendor’s CECL software and has separately contracted with their advisory services group to help with the installation and transition. As the Bank has been using other software of this specific vendor, they have access to the Bank’s historical data. The Bank has been updating the data and the process by which data will be transferred to the third party vendor, so that they have all of the information necessary for CECL calculations. This process is complete. The next stage in the process is to convert to the vendor’s incurred loss model, which must be completed prior to the final conversion to CECL. This process is almost complete. Management, in conjunction with the third party vendor, has also begun determining which economic factors are most directly responsible for the Bank’s historical losses. The third party vendor has also started to recommend pools to be used for CECL calculations, and appropriate methods (as prescribed by CECL) to calculate the reserve for the various pools. As the third party vendor has many financial institution clients, they will be able to provide peer group data to the extent the Bank’s data is not sufficient to make the many determinations required under CECL.

Although the implementation of CECL has been delayed, the Bank is continuing with the implementation at a pace to ensure that we will be in position to completely transition to CECL by the required date.

While we are currently in the process of evaluating the impact of the amended guidance on our Consolidated Financial Statements, it is quite possible that the Allowance will increase upon adoption given that the Allowance will be required to cover the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under current GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of our loan portfolio at the time of adoption.

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

Note 2 - Securities

The amortized cost and fair values of our available-for-sale (“AFS”) securities portfolio were as follows:

	June 30, 2020
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(dollars in thousands)
U.S. government agency notes	$3,017	$50	$—	$3,067
Corporate obligations	2,000	—	16	1,984
Mortgage-backed securities	10,644	156	45	10,755
	$15,661	$206	$61	$15,806

	December 31, 2019
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(dollars in thousands)
U.S. government agency notes	$5,017	$2	$—	$5,019
Mortgage-backed securities	7,951	—	64	7,887
	$12,968	$2	$64	$12,906

The amortized cost and fair values of our HTM securities portfolio were as follows:

	June 30, 2020
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(dollars in thousands)
U.S. Treasury securities	$998	$12	$—	$1,010
U.S. government agency notes	2,985	171	—	3,156
Mortgage-backed securities	17,327	616	—	17,943
	$21,310	$799	$—	$22,109

	December 31, 2019
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(dollars in thousands)
U.S. Treasury securities	$994	$14	$—	$1,008
U.S. government agency notes	4,986	100	5	5,081
Mortgage-backed securities	19,980	114	25	20,069
	$25,960	$228	$30	$26,158

Gross unrealized losses and fair value by length of time that the individual AFS securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	June 30, 2020
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

	(dollars in thousands)
Corporate obligations	1	$1,984	$16	—	$—	$—	1	$1,984	$16
Mortgage-backed securities	3	3,618	45	—	—	—	3	3,618	45
	4	$5,602	$61	—	$—	$—	4	$5,602	$61

	December 31, 2019
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

	(dollars in thousands)
Mortgage-backed securities	7	$7,887	$64	—	$—	$—	7	$7,887	$64
	7	$7,887	$64	—	$—	$—	7	$7,887	$64

Gross unrealized losses and fair value by length of time that the individual HTM securities have been in an unrealized loss position at the dates indicated are presented in the following table as of December 31, 2019. There were no HTM securities in an unrealized loss position as of June 30, 2020.

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

Contractual maturities of debt securities at June 30, 2020 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS Securities		HTM Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(dollars in thousands)
Due in one year or less	$1,002	$1,006	$2,001	$2,017
Due after one through five years	—	—	1,982	2,149
Due after five years through ten years	4,015	4,045	—	—
Mortgage-backed securities	10,644	10,755	17,327	17,943
	$15,661	$15,806	$21,310	$22,109

We did not sell any securities during the three or six months ended June 30, 2020 or 2019.

There were no securities pledged as collateral as of June 30, 2020 or December 31, 2019.

Note 3 - Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows:

	June 30, 2020	December 31, 2019

	(dollars in thousands)
Residential mortgage	$237,266	$269,654
Commercial	87,931	43,127
Commercial real estate	225,588	229,257
Construction, land acquisition, and development	100,812	92,822
Home equity/2nds	12,027	12,031
Consumer	1,384	1,541
Total loans receivable, before net unearned fees	665,008	648,432
Unearned loan fees	(3,636)	(2,747)
Loans receivable	$661,372	$645,685

Certain loans in the amount of $143.2 million have been pledged under a blanket floating lien to the Federal Home Loan Bank of Atlanta (“FHLB”) as collateral against advances at June 30, 2020.

At June 30, 2020, the Bank was servicing $63.0 million in loans for the Federal National Mortgage Association (“FNMA”) and $20.1 million in loans for the Federal Home Loan Mortgage Corporation (“FHLMC”). At December 31, 2019, the Bank was servicing $25.9 million in loans for FNMA and $13.0 million in loans for FHLMC. These loans are not included in the table above. Also not included in the table above were mortgage-servicing rights (“MSRs”) of $615,000 and $323,000 as of June 30, 2020 and December 31, 2019, respectively.

Credit Quality

An Allowance is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible based on evaluations of the collectability of loans and prior loan loss experience. Management has an established methodology to determine the adequacy of the Allowance that assesses the risks and losses inherent in the loan portfolio. The methodology takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Determining the amount of the Allowance requires the use of estimates and assumptions. Actual results could differ significantly from those estimates. While management uses all available information to estimate losses on loans, future additions to the Allowance may be necessary based on changes in economic conditions and our actual loss experience. In addition, various regulatory agencies periodically review the Allowance as an integral part of their examination process. Such agencies may require us to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of June 30, 2020 and December 31, 2019.

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

U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) - We are participating in the PPP and began origination of such loans that are expected to be 100% guaranteed by the SBA early in the second quarter of 2020. This loan program was designed to assist our commercial customers in remaining operational during this time of uncertainty surrounding the COVID-19 pandemic. As of June 30, 2020, we held $46.5 million in PPP loans in our loan portfolio, all of which have an interest forbearance piece.

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

COVID-19 - The COVID-19 pandemic has created additional risk for all loan segments due to the economic downturn, both nationally and locally. Many business were temporarily shut down and many people were unemployed during the national and local “stay at home” orders that were in place in many areas during the beginning of the second quarter of 2020. Although most “stay at home” orders have since been lifted, many businesses are operating at significantly reduced capacities and many people remain unemployed. During this time of economic uncertainty, borrowers have faced and could continue to face extended periods of unemployment and may not be able to meet their loan obligations. Additionally, real estate collateral values could significantly decline and full repayment of loans could be in doubt. We have adjusted some of our economic qualitative factors that affect our Allowance calculation to reflect our best estimate of these risks. Management will continue to evaluate the adequacy of the Allowance as more economic data becomes available and as changes within our portfolio are known. The effects of the pandemic may require us to fund additional increases in the Allowance in future periods.

Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to U.S. GAAP in certain circumstances. In addition, OCC Bulletin 2020-35 provides more limited circumstances in which a loan modification is not subject to classification as a TDR.

CARES Act Section 4013 and OCC Bulletin 2020-35 forbearance agreements are available to both qualified commercial and consumer loan borrowers. Due to the widespread impact of COVID-19, we have had loan borrowers seek loan forbearance or loan modification agreements under the CARES Act. We modified $96.6 million in loans under the CARES Act during the six months ended June 30, 2020. We have recorded $166,000 in interest that has not yet been collected on these loans due to the forbearance agreements.

The following tables present, by portfolio segment, the changes in the Allowance and the recorded investment in loans:

	Three Months Ended June 30, 2020
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total

	(dollars in thousands)
Beginning Balance	$2,484	$1,565	$1,040	$2,615	$151	$—	$63	$7,918
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	177	3	70	—	1	—	—	251
Net recoveries	177	3	70	—	1	—	—	251
(Reversal of) provision for loan losses	(239)	109	(32)	174	13	—	(25)	—
Ending Balance	$2,422	$1,677	$1,078	$2,789	$165	$—	$38	$8,169

	Six Months Ended June 30, 2020
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total

	(dollars in thousands)
Beginning Balance	$2,264	$1,421	$984	$2,286	$134	$—	$49	$7,138
Charge-offs	—	—	—	—	—	(15)	—	(15)
Recoveries	180	8	102	—	3	3	—	296
Net recoveries (charge-offs)	180	8	102	—	3	(12)	—	281
(Reversal of) provision for loan losses	(22)	248	(8)	503	28	12	(11)	750
Ending Balance	$2,422	$1,677	$1,078	$2,789	$165	$—	$38	$8,169

Ending balance - individually evaluated for impairment	$675	$—	$60	$29	$—	$—	$—	$764
Ending balance - collectively evaluated for impairment	1,747	1,677	1,018	2,760	165	—	38	7,405
	$2,422	$1,677	$1,078	$2,789	$165	$—	$38	$8,169

Ending loan balance -individually evaluated for impairment	$12,713	$—	$1,278	$385	$526	$65		$14,967
Ending loan balance -collectively evaluated for impairment	224,553	87,931	224,310	100,427	11,501	1,319		650,041
	$237,266	$87,931	$225,588	$100,812	$12,027	$1,384		$665,008

	December 31, 2019
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total

	(dollars in thousands)
Ending balance - individually evaluated for impairment	$752	$—	$64	$32	$2	$—	$—	$850
Ending balance - collectively evaluated for impairment	1,512	1,421	920	2,254	132	—	49	6,288
	$2,264	$1,421	$984	$2,286	$134	$—	$49	$7,138

Ending loan balance - individually evaluated for impairment	$11,517	$—	$1,221	$880	$563	$69		$14,250
Ending loan balance - collectively evaluated for impairment	258,137	43,127	228,036	91,942	11,468	1,472		634,182
	$269,654	$43,127	$229,257	$92,822	$12,031	$1,541		$648,432

	Three Months Ended June 30, 2019
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total

	(dollars in thousands)
Beginning Balance	$2,572	$1,740	$712	$2,579	$242	$1	$239	$8,085
Charge-offs	(20)	—	—	—	—	(12)	—	(32)
Recoveries	3	—	33	—	4	—	—	40
Net (charge-offs) recoveries	(17)	—	33	—	4	(12)	—	8
Provision for (reversal of) loan losses	11	(174)	47	104	(23)	11	24	—
Ending Balance	$2,566	$1,566	$792	$2,683	$223	$—	$263	$8,093

	Six Months Ended June 30, 2019
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total

	(dollars in thousands)
Beginning Balance	$2,224	$2,736	$457	$2,239	$222	$1	$165	$8,044
Charge-offs	(20)	—	—	—	—	(12)	—	(32)
Recoveries	8	—	67	—	6	—	—	81
Net (charge-offs) recoveries	(12)	—	67	—	6	(12)	—	49
Provision for (reversal of) loan losses	354	(1,170)	268	444	(5)	11	98	—
Ending Balance	$2,566	$1,566	$792	$2,683	$223	$—	$263	$8,093

Ending balance - individually evaluated for impairment	$889	$—	$67	$32	$24	$—	$—	$1,012
Ending balance - collectively evaluated for impairment	1,677	1,566	725	2,651	199	—	263	7,081
	$2,566	$1,566	$792	$2,683	$223	$—	$263	$8,093

Ending loan balance - individually evaluated for impairment	$13,205	$—	$1,889	$1,119	$859	$72		$17,144
Ending loan balance - collectively evaluated for impairment	262,808	45,347	236,810	107,063	11,722	1,549		665,299
	$276,013	$45,347	$238,699	$108,182	$12,581	$1,621		$682,443

The following tables present the credit quality breakdown of our loan portfolio by class:

	June 30, 2020
		Special
	Pass	Mention	Substandard	Total

	(dollars in thousands)
Residential mortgage	$231,224	$—	$6,042	$237,266
Commercial	86,731	1,200	—	87,931
Commercial real estate	222,429	2,047	1,112	225,588
ADC	100,325	—	487	100,812
Home equity/2nds	11,906	—	121	12,027
Consumer	1,384	—	—	1,384
	$653,999	$3,247	$7,762	$665,008

	December 31, 2019
		Special
	Pass	Mention	Substandard	Total

	(dollars in thousands)
Residential mortgage	$265,510	$—	$4,144	$269,654
Commercial	41,927	1,200	—	43,127
Commercial real estate	225,363	2,835	1,059	229,257
ADC	92,304	—	518	92,822
Home equity/2nds	11,490	402	139	12,031
Consumer	1,541	—	—	1,541
	$638,135	$4,437	$5,860	$648,432

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans:

	June 30, 2020
	Past Due
	30-59	60-89	90+				Non-
	Days	Days	Days	Total	Current	Total	Accrual

	(dollars in thousands)
Residential mortgage	$437	$—	$4,879	$5,316	$231,950	$237,266	$5,676
Commercial	—	—	—	—	87,931	87,931	—
Commercial real estate	7	112	307	426	225,162	225,588	307
ADC	—	125	—	125	100,687	100,812	131
Home equity/2nds	—	—	121	121	11,906	12,027	131
Consumer	—	—	—	—	1,384	1,384	—
	$444	$237	$5,307	$5,988	$659,020	$665,008	$6,245

	December 31, 2019
	Past Due
	30-59	60-89	90+				Non-
	Days	Days	Days	Total	Current	Total	Accrual

	(dollars in thousands)
Residential mortgage	$3,183	$81	$2,200	$5,464	$264,190	$269,654	$3,766
Commercial	—	—	—	—	43,127	43,127	—
Commercial real estate	—	—	126	126	229,131	229,257	237
ADC	—	89	—	89	92,733	92,822	89
Home equity/2nds	—	—	139	139	11,892	12,031	150
Consumer	—	15	—	15	1,526	1,541	—
	$3,183	$185	$2,465	$5,833	$642,599	$648,432	$4,242

We did not have any loans greater than 90 days past due and still accruing as of June 30, 2020 or December 31, 2019.

The interest which would have been recorded on the above nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $547,000 and $382,000 for the six months ended June 30, 2020 and 2019, respectively. The actual interest earned on those loans amounted to $74,000 and $82,000 for the six months ended June 30, 2020 and 2019, respectively.

The following tables summarize impaired loans:

	June 30, 2020			December 31, 2019
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance

With no related Allowance:	(dollars in thousands)
Residential mortgage	$9,025	$8,780	$—	$7,258	$7,035	$—
Commercial	—	—	—	—	—	—
Commercial real estate	734	734	—	908	668	—
ADC	286	281	—	752	752	—
Home equity/2nds	939	526	—	996	553	—
Consumer	65	65	—	69	69	—
With a related Allowance:
Residential mortgage	4,056	3,933	675	4,604	4,482	752
Commercial	—	—	—	—	—	—
Commercial real estate	544	544	60	553	553	64
ADC	104	104	29	128	128	32
Home equity/2nds	—	—	—	12	10	2
Consumer	—	—	—	—	—	—
Totals:
Residential mortgage	13,081	12,713	675	11,862	11,517	752
Commercial	—	—	—	—	—	—
Commercial real estate	1,278	1,278	60	1,461	1,221	64
ADC	390	385	29	880	880	32
Home equity/2nds	939	526	—	1,008	563	2
Consumer	65	65	—	69	69	—

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized

With no related Allowance:	(dollars in thousands)
Residential mortgage	$8,835	$53	$7,197	$81	$8,860	$133	$6,950	$160
Commercial	—	—	—	—	—	—	—	—
Commercial real estate	733	5	1,327	17	735	20	1,245	37
ADC	225	2	977	7	230	6	1,034	15
Home equity/2nds	337	8	834	17	345	15	844	30
Consumer	65	1	224	1	82	2	46	2
With a related Allowance:
Residential mortgage	3,939	30	5,706	80	3,951	78	5,731	160
Commercial	—	—	—	—	—	—	143	—
Commercial real estate	544	11	567	11	547	19	694	20
ADC	104	—	132	2	104	1	134	4
Home equity/2nds	—	—	34	—	—	—	19	1
Consumer	—	—	4	—	—	—	28	—
Totals:
Residential mortgage	12,774	83	12,903	161	12,811	211	12,681	320
Commercial	—	—	—	—	—	—	143	—
Commercial real estate	1,277	16	1,894	28	1,282	39	1,939	57
ADC	329	2	1,109	9	334	7	1,168	19
Home equity/2nds	337	8	868	17	345	15	863	31
Consumer	65	1	228	1	82	2	74	2

There were $1.4 million in consumer mortgage properties included in real estate acquired through foreclosure at December 31, 2019. There were no such properties at June 30, 2020. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction totaled $5.0 million as of June 30, 2020 and $2.3 million as of December 31, 2019.

TDRs

See discussion above in this Note regarding the CARES Act relating to loan modifications during the COVID-19 pandemic.

Our portfolio of TDRs was accounted for under the following methods:

	June 30, 2020
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications

	(dollars in thousands)
Residential mortgage	28	$6,966	1	$82	29	$7,048
Commercial real estate	2	971	—	—	2	971
ADC	1	129	—	—	1	129
Consumer	1	65	—	—	1	65
	32	$8,131	1	$82	33	$8,213

	December 31, 2019
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications

	(dollars in thousands)
Residential mortgage	31	$7,675	1	$85	32	$7,760
Commercial real estate	2	984	—	—	2	984
ADC	1	130	—	—	1	130
Consumer	2	69	—	—	2	69
	36	$8,858	1	$85	37	$8,943

There were no TDRs that defaulted during the three or six months ended June 30, 2020 or 2019 which were modified during the previous 12 month period.

We did not modify any loans that would qualify as TDRs during the three and six months ended June 30, 2020 or 2019.

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

In July 2013, federal bank regulatory agencies issued final rules to revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (“Basel III”). On January 1, 2015, the Basel III rules became effective and included transition provisions which implement certain portions of the rules through January 1, 2019. Under the final rules, the effects of certain accumulated other comprehensive income items are not excluded, however, banking organizations like us that are not considered “advanced approaches” banking organizations may make a one-time permanent election to continue to exclude these items, which we have done.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. A financial institution can elect to be subject to this new definition, which we did on January 1, 2020. The CARES Act temporarily lowered this ratio to 8% beginning in the second quarter of 2020.  The ratio would then rise to 8.5% for 2021 until it re-establishes at 9% on January 1, 2022.

As of the date of our last regulatory exam, the Bank was considered “well capitalized” and as of June 30, 2020, the Bank continued to meet the requirements to be considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements.

The Bank’s regulatory capital amounts and ratios were as follows:

			Minimum		Minimum		To be Well
			Requirements		Requirements		Capitalized Under
			for Capital Adequacy		with Capital		Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2020	(dollars in thousands)
Community bank leverage ratio	$118,713	13.8%	60,341	7.0%	N/A	N/A	$68,962	8.0%

December 31, 2019
Common Equity Tier 1 Capital (to risk-weighted assets)	$117,492	18.5%	$28,617	4.5%	$44,515	7.0%	$41,336	6.5%
Total capital (to risk-weighted assets)	124,619	19.6%	50,875	8.0%	66,773	10.5%	63,593	10.0%
Tier 1 capital (to risk-weighted assets)	117,492	18.5%	38,156	6.0%	54,054	8.5%	50,875	8.0%
Tier 1 capital (to average quarterly assets)	117,492	13.4%	34,995	4.0%	56,867	6.5%	43,744	5.0%

Note 5 -  Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. There were 173,250 shares that were anti-dilutive for the three and six months ended June 30, 2020. There were no shares that were anti-dilutive for the three or six months ended June 30, 2019.

Information relating to the calculations of our income per common share is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands, except for per share data)
Weighted-average shares outstanding - basic	12,812,976	12,775,123	12,812,808	12,774,191
Dilution	5,580	87,168	21,540	85,789
Weighted-average share outstanding - diluted	12,818,556	12,862,291	12,834,348	12,859,980

Net income	$1,737	$2,176	$2,302	$4,785
Net income per share - basic	$0.14	$0.17	$0.18	$0.37
Net income per share - diluted	$0.14	$0.17	$0.18	$0.37

Note 6 - Stock-Based Compensation

We maintain a stock-based compensation plan for directors, officers, and other key employees of the Company. The aggregate number of shares of common stock that could be issued with respect to the awards granted under the 2019 plan is 500,000. Under the terms of the 2019 stock-based compensation plan, the Company has the ability to grant various stock compensation incentives, including stock options, stock appreciation rights, and restricted stock. The 2019 stock-based compensation plan was granted under terms and conditions determined by the Compensation Committee of the Board of Directors. Under the 2019 stock-based compensation plan, stock options generally have a maximum term of ten years and are granted with an exercise price at least equal to the fair market value of the common stock on the date the options are granted. Generally, options granted to directors, officers, and employees of the Company vest over a five-year period, although the Compensation Committee has the authority to provide for different vesting schedules.

We account for stock-based compensation in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the Statement of Income at fair value. Additionally, we are required to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award. The expense is recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense included in the consolidated Statements of Income for both the three months ended June 30, 2020 and 2019 totaled $34,000. Stock-based compensation expense included in the consolidated Statements of Income for the six months ended June 30, 2020 and 2019 totaled $68,000 and $77,000, respectively.

Information regarding our stock-based compensation plan is as follows as of and for the six months ended June 30:

	2020				2019
			Weighted-				Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of period	234,173	$6.60			349,023	$6.32
Granted	10,500	8.26			—	—
Exercised	(2,050)	6.78		$—	(15,561)	5.25		$54
Forfeited	(1,000)	7.10			(38,500)	6.41
Outstanding at end of period	241,623	$6.67	2.4	$75	294,962	$6.37	3.0	$684
Exercisable at end of period	171,356	$6.39	2.0	$75	179,200	$5.95	2.3	$492

The stock-based compensation expense amounts and fair values of options at the time of the grants were derived using the Black-Scholes option-pricing model. The following weighted average assumptions were used to value options granted for the six months ended June 30, 2020. There were no options granted in 2019.

Expected life	5.5 years
Risk-free interest rate	0.95%
Expected volatility	27.83%
Expected dividend yield	$1.95
Weighted average per share fair value of options granted	$1.75

As of June 30, 2020, there was $209,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over the next 29 months.

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

	June 30,	December 31,
	2020	2019

	(dollars in thousands)
Standby letters of credit	$2,806	$3,325
Home equity lines of credit	15,417	16,917
Unadvanced construction commitments	67,170	79,378
Mortgage loan commitments	—	701
Lines of credit	25,553	16,501
Loans sold and serviced with limited repurchase provisions	65,234	76,536

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements and are limited to real estate transactions. The majority of these standby letters of credit expire within twelve months, with automatic one year renewals. The Bank has the option to stop any automatic renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes, except for certain standby letters of credit, that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2020 and December 31, 2019 for guarantees under standby letters of credit issued was $10,000 and $14,000, respectively.

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

Residential mortgage loan commitments at December 31, 2019 not reflected in the accompanying statements of financial condition included three loans totaling $701,000. No such commitments existed at June 30, 2020.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer’s credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within a period ranging generally from 120 to 180 days after the sale date depending on the investor agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. We did not repurchase any loans during the six months ended June 30, 2020 or 2019.

Other Contingencies

The Company provides banking services to customers who do business in the medical-use cannabis industry. While the growing, processing, and sales of medical-use cannabis is legal in the state of Maryland, the business currently violates Federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. The strict enforcement of Federal laws regarding medical-use cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the Company’s consolidated financial statements if the Federal government takes actions against the Company. As of June 30, 2020, the Company has not accrued an amount for the potential impact of any such actions.

Following is a summary of the level of business activities with our medical-use cannabis customers:

•  Deposit and loan balances at June 30, 2020 were approximately $41.0 million, or 5.5% of total deposits, and $17.1 million, or 2.6% of total loans, respectively. Deposit and loan balances at December 31, 2019 were approximately $22.8 million, or 3.4% of total deposits, and $14.0 million, or 2.2% of total loans, respectively.

•

Interest and noninterest income for the three months ended June 30, 2020 were approximately $358,000 and $1.1 million, respectively. Interest and noninterest income for the three months ended June 30, 2019 were approximately $233,000 and $491,000, respectively.

•

Interest and noninterest income for the six months ended June 30, 2020 were approximately $513,000 and $1.6 million, respectively. Interest and noninterest income for the six months ended June 30, 2019 were approximately $428,000 and $941,000, respectively.

•

The volume of deposits in the accounts of medical-use cannabis customers for the three and six months ended June 30, 2020 was approximately $132.0 million and $232.8 million, respectively. The volume of deposits in the accounts of medical-use cannabis customers for the three and six months ended June 30, 2019 was approximately $56.6 million and $106.1 million, respectively.

Note 8 - Derivatives

We maintain and account for derivatives, in the form of interest-rate lock commitments (“IRLCs”) and mandatory forward contracts, in accordance with the FASB guidance on accounting for derivative instruments and hedging activities. We recognize gains and losses on IRLCs, mandatory forward contracts, and best effort forward contracts on the loan pipeline through mortgage-banking revenue in the Consolidated Statements of Income.

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

Mandatory forward contracts are also considered derivatives and are reported in the table below. Best efforts forward contracts are not derivatives, however, we have elected to measure and report these commitments at fair value. These assets and liabilities are included in the Consolidated Statements of Financial Condition in other assets and accrued expenses and other liabilities, respectively.

Information pertaining to the carrying amounts of our derivative financial instruments follows:

	June 30, 2020		December 31, 2019
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value

	(dollars in thousands)
Asset - IRLCs	$30,087	$546	$7,645	$179
Asset - mandatory forward contracts	5,235	49	10,591	23
Liability - mandatory forward contracts	5,826	70	—	—

Note 9 - Fair Value

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

Assets Measured on a Recurring Basis

The following table presents fair value measurements for assets that are measured at fair value on a recurring basis as of and for the six months ended June 30, 2020:

			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
	Value	(Level 1)	(Level 2)	(Level 3)	Period Income

Assets:	(dollars in thousands)
AFS Securities - U.S. government agency notes	$3,067	$—	$3,067	$—	$—
AFS Securities - corporate obligations	1,984	—	1,984	—	—
AFS Securities - mortgage-backed securities	10,755	—	10,755	—	—
Mortgage loans held for sale ("LHFS")	11,429	—	11,429	—	49
MSRs	615	—	—	615	(496)
IRLCs	546	—	—	546	367
Best efforts forward contracts	96	—	96	—	64
Mandatory forward contracts	49	—	49	—	11
Liabilities:
Mandatory forward contracts	70	—	70	—	(55)
Best efforts forward contracts	141	—	141	—	(132)

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

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Fair Value	Valuation	Unobservable	Range
	Estimate	Technique	Input	(Weighted-Average)

June 30, 2020:	(dollars in thousands)
MSRs (1)	$615	Market Approach	Weighted average prepayment speed (PSA) (2)	302
IRLCs - net asset	546	Market Approach	Range of pull through rate	70% - 100%
			Average pull through rate	88%

December 31, 2019:
MSRs (1)	$323	Market Approach	Weighted average prepayment speed (CPR) (2)	11.10%
IRLCs - net asset	179	Market Approach	Range of pull through rate	70% - 95%
			Average pull through rate	83%

(1)	The weighted average was calculated with reference to the principal balance of the underlying mortgages.
(2)	PSA = Public Securities Association Standard Prepayment Model; CPR = Conditional Prepayment Rate

The following table shows the activity in the MSRs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Beginning balance	$240	$400	$323	$437
Additions	788	—	788	—
Valuation adjustment	(413)	(57)	(496)	(94)
Ending balance	$615	$343	$615	$343

The following table shows the activity in the IRLCs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Beginning balance	$(61)	$335	$179	$100
Valuation adjustment	607	10	367	245
Ending balance	$546	$345	$546	$345

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

MSRs

The fair value of MSRs is determined using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service (including delinquency and foreclosure costs), escrow account earnings, contractual servicing fee income, and other ancillary income such as late fees. Management reviews all significant assumptions on a monthly basis. Mortgage loan prepayment speed, a key assumption in the model, is the annual rate at which borrowers are forecasted to repay their mortgage loan principal. The discount rate used to determine the present value of estimated future net servicing income, another key assumption in the model, is an estimate of the required rate of return investors in the market would require for an asset with similar risk. Both assumptions can, and generally will, change as market conditions and interest rates change. In the second quarter of 2020, we changed third party vendors. The new vendor expresses the average prepayment speed in PSAs instead of CPRs as the former vendor expressed it.

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

Assets Measured on a Nonrecurring Basis

June 30, 2020
Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average (2)

(dollars in thousands)
Impaired loans	$3,817	$—	$—	$3,817	0% - 14%	7%

	December 31, 2019
			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average (2)

	(dollars in thousands)
Impaired loans	$4,437	$—	$—	$4,437	0% - 160%	8%
Real estate acquired through foreclosure	1,174	—	—	1,174	0% - 16%	10%

(1)	Discount based on current market conditions and estimated selling costs
(2)	Inputs are weighted based on the relative fair values of the instruments

Impaired Loans

Impaired loans are those for which we have measured impairment based on the present value of expected future cash flows or on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. If it is determined that the repayment of the loan will be provided solely by the underlying collateral, and there are no other available and reliable sources of repayment, the loan is considered collateral dependent. Impaired loans that are considered collateral dependent are carried at lower-of-cost-or-market (“LCM”). Collateral may be in the form of real estate or business assets including equipment, inventory, and/or accounts receivable. The use of independent appraisals and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and impaired loans are therefore classified within level 3 of the fair value hierarchy.

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

Fair Value of All Financial Instruments

The carrying value and fair value of all financial instruments are summarized in the following tables:

	June 30, 2020
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

Assets:	(dollars in thousands)
Cash and cash equivalents	$168,470	$168,470	$—	$—	$168,470
Certificates of deposit held for investment	6,074	6,074	—	—	6,074
AFS securities	15,806	—	15,806	—	15,806
HTM securities	21,310	1,010	21,099	—	22,109
LHFS	11,429	—	11,429	—	11,429
Loans receivable, net	653,203	—	—	654,599	654,599
Restricted stock investments	2,299	—	2,299	—	2,299
Accrued interest receivable	2,478	—	2,478	—	2,478
MSRs	615	—	—	615	615
IRLCs	546	—	—	546	546
Mandatory forward contracts	49	—	49	—	49
Best effort forward contracts	96	—	96	—	96
Liabilities:
Deposits	748,916	—	753,085	—	753,085
Accrued interest payable	276	—	276	—	276
Borrowings	35,000	—	35,437	—	35,437
Subordinated debentures	20,619	—	—	16,298	16,298
Mandatory forward contracts	70	—	70	—	70
Best effort forward contracts	141	—	141	—	141

	December 31, 2019
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

Assets:	(dollars in thousands)
Cash and cash equivalents	$88,193	$88,193	$—	$—	$88,193
Certificates of deposit held for investment	7,540	7,540	—	—	7,540
AFS securities	12,906	—	12,906	—	12,906
HTM securities	25,960	1,008	25,150	—	26,158
LHFS	10,910	—	10,910	—	10,910
Loans receivable, net	638,547	—	—	647,238	647,238
Restricted stock investments	2,431	—	2,431	—	2,431
Accrued interest receivable	2,458	—	2,458	—	2,458
MSRs	323	—	—	323	323
IRLCs	179	—	—	179	179
Mandatory forward contracts	23	—	23	—	23
Best effort forward contracts	23	—	23	—	23
Liabilities:
Deposits	661,049	—	662,418	—	662,418
Accrued interest payable	317	—	317	—	317
Borrowings	35,000	—	35,063	—	35,063
Subordinated debentures	20,619	—	—	16,754	16,754

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

There were no transfers between any of Levels 1, 2 and 3 for the six months ended June 30, 2020 or 2019 or for the year ended December 31, 2019.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this report, the terms “the Company,” “we,” “us,” and “our” refer to Severn Bancorp and, unless the context requires otherwise, its consolidated subsidiaries. The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Severn Bancorp’s Annual Report on Form 10-K as of and for the year ended December 31, 2019.

The Company

The Company is a savings and loan holding company chartered as a corporation in the state of Maryland in 1990. It conducts business primarily through three subsidiaries, Severn Savings Bank, FSB (the “Bank”), Mid-Maryland Title Company, Inc. (the “Title Company”), and SBI Mortgage Company (“SBI”). The Title Company is a real estate settlement company that handles commercial and residential real estate settlements in Maryland. SBI holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation (“Crownsville”), which is doing business as Annapolis Equity Group and acquires real estate for syndication and investment purposes. The Bank’s principal subsidiary, Louis Hyatt, Inc. (“Hyatt Commercial”), conducts business as Hyatt

Commercial, a commercial real estate brokerage and property management company. We maintained seven branches in Anne Arundel County, Maryland at June 30, 2020. The branches offer a full range of deposit products and we originate mortgages in the Bank’s primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware, and Virginia. As of June 30, 2020, we had 173 full-time equivalent employees.

Significant Developments - COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States of America (“U.S.”) and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The COVID-19 pandemic in the U.S. has had and is expected to continue to have a complex and significant adverse impact on the economy, the banking industry, and the Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas

Our commercial and consumer banking products and services are offered primarily in Maryland, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020. In Maryland, the Governor issued a series of orders, including ordering schools to close for an indefinite period of time and an order that, subject to limited exceptions, all individuals stay at home and non‑essential businesses cease all activities for an indeterminate amount of time. In June 2020, many of these restrictions were removed and some non-essential businesses were allowed to re-open in a limited capacity, adhering to social distancing and disinfection guidelines. The Bank has remained open during these orders because banks have been identified as essential services. The Bank has been serving its customers through its drive-ups, ATMs, and in all of its branch offices by appointment only.

Locally, as well as nationally, we have experienced an increase in unemployment levels in our market area as a result of the curtailment of business activities, the levels of which are expected to remain elevated for the foreseeable future.

Policy and Regulatory Developments

Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve Board (“FRB”) decreased the range for the federal funds target rate by 0.5% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching the current range of 0.0% - 0.25%.
●	On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $659.0 billion loan program (revised by subsequent legislation) administered through the U.S. Small Business Administration (“SBA”), referred to as the paycheck protection program (“PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. PPP loans have an interest rate of 1.0%, a two-year or five-year loan term to maturity, and principal and interest payments deferred until the lender receives the applicable forgiven amount or ten months after the period the business has used such funds. The Bank is participating as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under accounting principles generally accepted in the U.S. (“GAAP”) related to troubled debt restructure loans (“TDR” or “TDRs”) for a limited period of time to account for the effects of COVID-19.
●	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-

related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.
●	On April 9, 2020, the FRB announced additional measures aimed at supporting small and mid-sized businesses, as well as state and local governments impacted by COVID-19. The FRB announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the Main Street New Loan Facility (“MSNLF”) and (2) the Main Street Expanded Loan Facility (“MSELF”). MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program will be up to $600.0 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The FRB also stated that it would provide additional funding to banks offering PPP loans to help struggling small businesses. The PPP Loan Facility (“PPPLF”) was created by the FRB on April 9, 2020 to facilitate lending by participating financial institutions to small businesses under the PPP of the CARES Act. Under the facility, the FRB lends to participating financial institutions on a non-recourse basis, taking PPP loans as collateral. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio. To date, due to our high liquidity levels, we have not participated in the PPPLF.

The FRB also created a Municipal Liquidity Facility to support state and local governments with up to $500.0 billion in lending, with the Treasury Department backing $35.0 billion for the facility using funds appropriated by the CARES Act. The facility will make short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The FRB expanded both the size and scope of its Primary and Secondary Market Corporate Credit Facilities to support up to $750.0 billion in credit to corporate debt issuers. This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility. Finally, the FRB announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100.0 billion.

Effects on Our Business

The COVID-19 pandemic and the specific developments referred to above could have and are expected to continue to have a significant impact on our business. The outbreak of COVID-19 could continue to adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant, and retail industries will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels, and results of operations could be adversely affected. As of June 30, 2020, we held $4.1 million, $14.0 million, and $39.4 million in hotel, restaurant, and retail industry loans, respectively.

Our Response

We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●	actively working with loan customers to evaluate prudent loan modification terms;
●	continuing to promote our digital banking options through our website. Customers are encouraged to utilize online and mobile banking tools, and our customer service and retail departments are fully staffed and available to assist customers remotely;

●	acting as a participating lender in the PPP. We believe it is our responsibility as a community bank to assist the SBA in the distribution of funds authorized under the CARES Act to our customers and communities, which we are carrying out in a prudent and responsible manner. As of June 30, 2020, we held $46.5 million in PPP loans in our loan portfolio, and are working diligently with the SBA to qualify customers to receive such loans (see Note 3 to the Consolidated Financial Statements for more information regarding PPP loans and loan modifications under the CARES Act); and
●	closing all branches to customer activity indefinitely, except for drive-up and appointment only services. We continue to pay all employees according to their normal work schedule, even if their work has been reduced. No employees have been furloughed. Employees whose job responsibilities can be effectively carried out remotely are working from home. Employees whose critical duties require their continued presence on-site are observing social distancing and cleaning protocols.

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

We have experienced a decline in profitability for the three and six months ended June 30, 2020, primarily due to a decrease in net interest income, an increased provision for loan losses, and increased noninterest expenses (for the six month period), slightly offset by increased noninterest income. Net interest income decreased primarily due to a declining interest rate environment, resulting from rate reductions by the FRB in response to the COVID-19 pandemic (see additional information on COVID-19 above and in Item 1A – Risk Factors of Part II of this Quarterly Report on Form 10-Q). We recognized increased revenue from mortgage-banking activities. We recorded a $750,000 provision for loan losses for the six months ended June 30, 2020. Noninterest expenses increased for the six months ended June 30, 2020 due to increased investments in staff, property, and systems to enhance production and efficiency, as well as to increased commissions corresponding to the increased mortgage production.

The Company expects to experience similar market conditions during the remainder of 2020, provided interest rates do not increase or decrease rapidly. If interest rates change rapidly, demand for loans may fluctuate and our interest rate spread could change significantly. We continue to manage loan and deposit pricing against the potential risks of rising costs of our deposits and borrowings. Interest rates are outside of our control, so we must attempt to balance the pricing and duration of the loan portfolio against the risks of rising or declining costs of our deposits and borrowings. The continued success and attraction of Anne Arundel County, Maryland, and vicinity, will also be important to our ability to originate and grow loans and deposits, as will our continued focus on maintaining a low overhead. If volatility in the market and the economy continues to occur, our business, financial condition, results of operations, access to funds, and the price of our stock could be materially and adversely impacted. Despite our declining profitability in the first half of 2020, we believe the Company is well prepared for the economic and social consequences of the COVID-19 global pandemic in future periods.

Critical Accounting Policies

Our accounting and financial reporting policies conform to GAAP and prevailing practices within the banking industry. Accordingly, preparation of the financial statements requires management to exercise significant judgment or discretion or make significant assumptions and estimates based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The accounting policies we view as critical are those relating to the allowance for loan losses (“Allowance”), the valuation of real estate acquired through foreclosure, and the valuation of deferred tax assets and liabilities. Significant accounting policies are discussed in detail in “Notes to Consolidated Financial Statements - Note 1 - Summary of Significant Account Policies” in our Annual Report on Form 10-K as of and for the year ended December 31, 2019. There have been no material changes to the significant accounting policies as described in the Annual Report other than those that may be mentioned in Note 1 to the financial statements in this Quarterly Report on Form 10-Q. Disclosures regarding the effects of new accounting pronouncements are included in Note 1 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Net Income

Three Months Ended June 30

Net income decreased by $439,000, or 20.2%, to $1.7 million for the three months ended June 30, 2020 compared to $2.2 million for the three months ended June 30, 2019. Basic and diluted income per share were $0.14 for the three months ended June 30, 2020, compared to $0.17 for the three months ended June 30, 2019. The decrease in net income reflected decreased net interest income, partially offset by increased noninterest income.

Six Months Ended June 30

Net income decreased by $2.5 million, or 51.9%, to $2.3 million for the six months ended June 30, 2020 compared to $4.8 million for the six months ended June 30, 2019. Basic and diluted income per share were $0.18 for the six months ended June 30, 2020, compared to $0.37 for the six months ended June 30, 2019. The decrease in net income reflected decreased net interest income, an increased provision for loan losses, and increased noninterest expense, partially offset by increased noninterest income.

Net Interest Income

Net interest income was significantly impacted by a declining interest rate environment directly related to the COVID-19 pandemic. The abrupt decline in interest rates during the first half of 2020 not only reduced interest income on floating-rate commercial loans and other liquid assets, but it also reduced competitive pressures and depositor expectations concerning deposit interest rates. Because of the need to maintain higher levels of liquidity and delays in business investment activity due to COVID-19 disruptions, some further compression of our net interest margin is likely in future periods, but a reasonably robust recovery in business conditions could enable us to deploy our additional asset generation resources and thus reallocate some of our excess liquidity. Additionally, at June 30, 2020, we held $46.5 million in low-yielding PPP loans, which reduced our net interest margin.

Three Months Ended June 30

Net interest income decreased by $1.2 million or 15.3%, to $6.6 million for the three months ended June 30, 2020, compared to $7.8 million for the same period of 2019. Our net interest margin decreased from 3.55% for the three months ended June 30, 2019 to 3.22% for the three months ended June 30, 2020. Our net interest spread decreased from 3.20% for the three months ended June 30, 2019 to 2.81% for the three months ended June 30, 2020.

Six Months Ended June 30

Net interest income decreased by $2.5 million or 15.9%, to $13.4 million for the six months ended June 30, 2020, compared to $15.9 million for the same period of 2019. Our net interest margin decreased from 3.60% for the six months ended June 30, 2019 to 3.30% for the six months ended June 30, 2020. Our net interest spread decreased from 3.27% for the six months ended June 30, 2019 to 2.87% for the six months ended June 30, 2020.

Interest Income

Three Months Ended June 30

Interest income decreased by $1.9 million, or 18.2%, to $8.4 million for the three months ended June 30, 2020, compared to $10.2 million for the three months ended June 30, 2019, due to both a low interest rate environment created by the COVID-19 pandemic and a decreased level of average interest-earning assets in the second quarter of 2020. Average interest-earning assets decreased from $885.5 million for the three months ended June 30, 2019 to $830.4 million for the three months ended June 30, 2020, due primarily to a decline in average other interest-earning assets of $30.0 million and a decline in average loans of $24.0 million. The decrease in average other interest-earning assets resulted primarily from decreased average interest-earning deposits in banks, which was the result of decreased deposits from our medical-use cannabis customers. The decrease in average loans was the result of significant loan payoffs in the second quarter of 2020. The average yield on interest-earning assets decreased 58 basis points to 4.05% for the three months ended June 30, 2020 from 4.63% for the three months ended June 30, 2019. The average yield on other interest-earning assets decreased to 0.12% for the three months ended June 30, 2020 from 1.95% for the three months ended June 30, 2019, primarily due to a change in the mix of other interest-earning asset types and the decreased rate environment. We held less certificates of deposit held for investment during the three months ended June 30, 2020 than during the three months ended June 30, 2019. The average yield on loans held for investment decreased from 5.42% for the three months ended June 30, 2019 to 4.89% for the three months ended June 30, 2020 as a result of the decreased interest rate environment in the second quarter of 2020 compared to the second quarter of 2019.

Six Months Ended June 30

Interest income decreased by $3.5 million, or 16.8%, to $17.3 million for the six months ended June 30, 2020, compared to $20.8 million for the six months ended June 30, 2019, due to both a low interest rate environment created by the COVID-19 pandemic and a decreased level of average interest-earning assets in the first half of 2020. Average interest-earning assets decreased from $892.0 million for the six months ended June 30, 2019 to $816.8 million for the six months ended June 30, 2020, due primarily to a decline in average other interest-earning assets of $43.0 million and a decline in average loans of $29.1 million. The decrease in average other interest-earning assets resulted primarily from decreased average interest-earning deposits in banks, which was the result of decreased deposits from our medical-use cannabis customers. The decrease in average loans outstanding was a result of significant loan payoffs in the first half of 2020. The average yield on interest-earning assets decreased 44 basis points to 4.25% for the six months ended June 30, 2020 from 4.69% for the six months ended June 30, 2019. The average yield on other interest-earning assets decreased to 0.66% for the six months ended June 30, 2020 from 2.32% for the six months ended June 30, 2019, primarily due to a change in the mix of other interest-earning asset types and the decreased rate environment. We held less certificates of deposit held for investment during the six months ended June 30, 2020 than during the six months ended June 30, 2019. The average yield on loans held for investment decreased from 5.44% for the six months ended June 30, 2019 to 5.02% for the six months ended June 30, 2020 as a result of the decreased interest rate environment in the first half of 2020 compared to the first half of 2019.

Interest Expense

Three Months Ended June 30

Total interest expense was $1.7 million for the three months ended June 30, 2020 and $2.4 million for the three months ended June 30, 2019. We experienced a decrease in deposit interest expense, due to both a decrease in the average balance of interest-bearing deposits from $591.1 million for the three months ended June 30, 2019 to $501.2 million for the three months ended June 30, 2020 and a decrease in the average rate paid on interest-bearing liabilities from 1.43% for the three months ended June 30, 2019 to 1.24% for the same period of 2020. The average balance of interest-bearing checking and savings accounts decreased from $385.1 million for the three months ended June 30, 2019 to $307.4 million for the three months ended June 30, 2020, primarily due to decreases in our medical-use cannabis related accounts. The average balance of certificates of deposit decreased from $206.0 million for the three months ended June 30, 2019 to $193.8 million for the same period of 2020 due to runoff from maturing certificates of deposit. Average borrowings decreased $20.3 million during the three months ended June 30, 2020 compared to the same period of 2019, due to payoffs of Federal Home Loan Bank of Atlanta (“FHLB”) advances.

Six Months Ended June 30

Total interest expense was $3.9 million for the six months ended June 30, 2020 and $4.8 million for the six months ended June 30, 2019. We experienced a decrease in deposit interest expense, primarily due to a decrease in the average balance of interest-bearing deposits from $606.8 million for the six months ended June 30, 2019 to $510.3 million for the six months ended June 30, 2020. The average balance of interest-bearing checking and savings accounts decreased significantly from $398.2 million for the six months ended June 30, 2019 to $315.5 million for the six months ended June 30, 2020, primarily due to decreases in our medical-use cannabis related accounts. The average balance of certificates of deposit decreased from $208.6 million for the six months ended June 30, 2019 to $194.8 million for the same period of 2020 due to runoff from maturing certificates of deposit. Average borrowings decreased $23.7 million during the six months ended June 30, 2020 compared to the same period of 2019, due to payoffs of FHLB advances.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and average rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended June 30,
	2020			2019
	Average		Yield/	Average		Yield/
	Balance	Interest (2)	Rate (4)	Balance	Interest (2)	Rate (4)

ASSETS	(dollars in thousands)
Loans (1)	$655,366	$7,972	4.89%	$679,334	$9,176	5.42%
Mortgage loans held for sale ("LHFS")	18,463	106	2.31%	10,184	50	1.97%
Available-for-sale ("AFS") securities	16,021	94	2.36%	11,553	50	1.74%
Held-to-maturity ("HTM") securities	23,222	122	2.11%	36,410	191	2.10%
Other interest-earning assets (3)	114,973	35	0.12%	144,974	705	1.95%
Restricted stock investments, at cost	2,364	32	5.44%	3,077	52	6.80%
Total interest-earning assets	830,409	8,361	4.05%	885,532	10,224	4.63%
Allowance	(7,593)			(8,082)
Cash and other noninterest-earning assets	44,868			42,753
Total assets	$867,684	8,361		$920,203	10,224

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Checking and savings	$307,363	372	0.49%	$385,084	807	0.84%
Certificates of deposit	193,846	1,011	2.10%	206,022	1,091	2.12%
Total interest-bearing deposits	501,209	1,383	1.11%	591,106	1,898	1.29%
Borrowings	55,619	333	2.41%	75,887	481	2.54%
Total interest-bearing liabilities	556,828	1,716	1.24%	666,993	2,379	1.43%
Noninterest-bearing deposit accounts	195,283			146,832
Other noninterest-bearing liabilities	8,243			4,382
Stockholders' equity	107,330			101,996
Total liabilities and stockholders' equity	$867,684	1,716		$920,203	2,379
Net interest income/net interest spread		$6,645	2.81%		$7,845	3.20%
Net interest margin			3.22%			3.55%
(1)	Nonaccrual loans are included in average loans.
(2)	There are no tax equivalency adjustments.
(3)	Other interest-earning assets include interest-earning deposits, federal funds sold, and certificates of deposit held for investment.
(4)	Annualized.

	Six Months Ended June 30,
	2020			2019
	Average		Yield/	Average		Yield/
	Balance	Interest (2)	Rate (4)	Balance	Interest (2)	Rate (4)

ASSETS	(dollars in thousands)
Loans (1)	$649,726	$16,212	5.02%	$678,846	$18,327	5.44%
LHFS	15,996	204	2.56%	8,378	66	1.59%
AFS securities	15,134	175	2.33%	11,805	102	1.74%
HTM securities	23,744	260	2.20%	37,016	398	2.17%
Other interest-earning assets (3)	109,794	360	0.66%	152,756	1,758	2.32%
Restricted stock investments, at cost	2,398	66	5.53%	3,189	116	7.34%
Total interest-earning assets	816,792	17,277	4.25%	891,990	20,767	4.69%
Allowance	(7,374)			(8,075)
Cash and other noninterest-earning assets	45,182			42,305
Total assets	$854,600	17,277		$926,220	20,767

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Checking and savings	$315,536	1,033	0.66%	$398,214	1,624	0.82%
Certificates of deposit	194,784	2,147	2.22%	208,561	2,143	2.07%
Total interest-bearing deposits	510,320	3,180	1.25%	606,775	3,767	1.25%
Borrowings	55,619	697	2.52%	79,309	1,070	2.72%
Total interest-bearing liabilities	565,939	3,877	1.38%	686,084	4,837	1.42%
Noninterest-bearing deposits	172,955			134,845
Other noninterest-bearing liabilities	8,165			3,750
Stockholders' equity	107,541			101,541
Total liabilities and stockholders' equity	$854,600	3,877		$926,220	4,837
Net interest income/net interest spread		$13,400	2.87%		$15,930	3.27%
Net interest margin			3.30%			3.60%
(1)	Nonaccrual loans are included in average loans.
(2)	There are no tax equivalency adjustments.
(3)	Other interest-earning assets include interest-earning deposits, federal funds sold, and certificates of deposit held for investment.
(4)	Annualized.

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

	Three Months Ended June 30, 2020 vs. 2019			Six Months Ended June 30, 2020 vs. 2019
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total

Interest earned on:	(dollars in thousands)
Loans	$(882)	$(322)	$(1,204)	$(1,367)	$(748)	$(2,115)
LHFS	10	46	56	56	82	138
AFS securities	23	21	44	41	32	73
HTM Securities	(1)	(68)	(69)	15	(153)	(138)
Other interest-earning assets	(549)	(121)	(670)	(1,004)	(394)	(1,398)
Restricted stock investments, at cost	(9)	(11)	(20)	(24)	(26)	(50)
Total interest income	(1,408)	(455)	(1,863)	(2,283)	(1,207)	(3,490)

Interest paid on:
Interest-bearing deposits:
Checking and savings	(295)	(140)	(435)	(290)	(301)	(591)
Certificates of deposit	(13)	(67)	(80)	295	(291)	4
Total interest-bearing deposits	(308)	(207)	(515)	5	(592)	(587)
Borrowings	(25)	(123)	(148)	(75)	(298)	(373)
Total interest expense	(333)	(330)	(663)	(70)	(890)	(960)
Net interest income	$(1,075)	$(125)	$(1,200)	$(2,213)	$(317)	$(2,530)

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

We recorded $750,000 in provision for loan losses for the six months ended June 30, 2020 primarily due to economic factors related to the COVID-19 pandemic. We did not record any provision for loan losses during the three months ended June 30, 2020 or the three or six months ended June 30, 2019.

See additional information about the provision for loan losses under “Credit Risk Management and the Allowance” later in this Item.

Noninterest Income

Three Months Ended June 30

Total noninterest income increased by $622,000 or 23.8%, to $3.2 million for the three months ended June 30, 2020, compared to $2.6 million for the three months ended June 30, 2019, with the majority of the increase from mortgage-banking revenue. Mortgage-banking revenue increased $903,000, or 83.1%, due to the increased volume of loans originated from $69.4 million during the three months ended June 30, 2019 to $80.6 million during the three months ended June 30, 2020. A significant portion of the originations were refinances due to the drop in interest rates. The Title Company generated $226,000 in revenue during the three months ended June 30, 2020 compared to $262,000 for the three months ended June 30, 2019 due to a decline in loan closings and related title work. Real estate commissions decreased $248,000 primarily due to the lack of activity in real estate sales as a result of the COVID-19 pandemic.

Six Months Ended June 30

Total noninterest income increased by $1.4 million or 28.5%, to $6.3 million for the six months ended June 30, 2020, compared to $4.9 million for the six months ended June 30, 2019, with the majority of the increase from mortgage-banking revenue. Mortgage-banking revenue increased $1.8 million, or 100.5%, due to the increased volume of loans originated from $88.9 million during the six months ended June 30, 2019 to $123.8 million during the six months ended June 30, 2020. A significant portion of the originations were refinances due to the drop in interest rates. Deposit service charges increased $75,000 for the six months ended June 30, 2020 compared to the same period of 2019 primarily due to increased onboarding and monthly fees associated with medical-use cannabis customer accounts. The Title Company generated $464,000 in revenue during the six months ended June 30, 2020 compared to $479,000 for the six months ended June 30, 2019 due to a decline in loan closings and related title work. Real estate commissions decreased $420,000 primarily due to the lack of activity in real estate sales as a result of the COVID-19 pandemic.

Noninterest Expense

Three Months Ended June 30

Total noninterest expense remained relatively stable at $7.5 million for both the three months ended June 30, 2020 and 2019. Professional fees decreased $272,000 primarily due to less consulting fees for SOX related matters. Compensation and related expenses increased by $262,000, or 5.3%, to $5.2 million for the three months ended June 30, 2020, compared to $4.9 million for the three months ended June 30, 2019. This increase was primarily due to annual salary increases, additional hirings for the Crofton branch, and increased commission expense that corresponds with our increased mortgage-banking volumes. Occupancy expenses increased $56,000, or 14.4%, primarily due to the addition of the Crofton branch. We also incurred additional expenses related to COVID-19 protocols.

Six Months Ended June 30

Total noninterest expense increased $1.5 million, or 10.3%, to $15.7 million for the six months ended June 30, 2020, compared to $14.3 million for the six months ended June 30, 2019, primarily due to increases in compensation and related expenses, occupancy expenses, legal fees, and data processing fees. Compensation and related expenses increased by $1.2 million, or 12.7%, to $10.6 million for the six months ended June 30, 2020, compared to $9.4 million for the six months ended June 30, 2019. This increase was primarily due to annual salary increases, additional hirings for our new branch, and increased commission expense that corresponds with our increased mortgage-banking volumes. Occupancy expenses increased $159,000, or 19.8%, primarily due to the addition of the Crofton branch. We also incurred additional expenses related to COVID-19 protocols. Data processing fees increased $160,000 due to additional efficiency and security enhancements to our core and related systems, as well as the implementation in late 2019 of a new customer relationship management (“CRM”) system. Legal fees increased $108,000. We recognized a $76,000 loss on disposal of premises and equipment when we terminated a lease agreement. We experienced a $109,000 decrease in professional fees as we were no longer utilizing consultants in 2020 for SOX related matters.

Income Tax Provision

Three Months Ended June 30

We recorded a $658,000 tax provision on net income before income taxes of $2.4 million for the three months ended June 30, 2020 for an effective tax rate of 27.5%, compared to an income tax provision of $771,000 on net income before income taxes of $2.9 million for the three months ended June 30, 2019, for an effective tax rate of 26.2%.

Six Months Ended June 30

We recorded a $871,000 tax provision on net income before income taxes of $3.2 million for the six months ended June 30, 2020 for an effective tax rate of 27.4%, compared to an income tax provision of $1.8 million on net income before income taxes of $6.5 million for the six months ended June 30, 2019, for an effective tax rate of 26.9%.

Financial Condition

Total assets increased $96.7 million to $923.7 million at June 30, 2020, compared to $826.9 million at December 31, 2019. This increase was primarily due to a $80.3 million, or 91.0%, increase in cash and cash equivalents, to $168.5 million at June 30, 2020 from $88.2 million at December 31, 2019 due primarily to increased deposits. We experienced an increase in loans of $15.7 million, or 2.4%, to $661.4 million at June 30, 2020 from $645.7 million at December 31, 2019. Additionally, we had approximately $6.2 million of securities that had not yet settled at June 30, 2020, which grossed up total assets. Total deposits increased $87.9 million, or 13.3%, to $748.9 million at June 30, 2020 compared to $661.0 million at December 31, 2019. Stockholders’ equity increased $1.5 million to $107.0 million at June 30, 2020 compared to $105.5 million at December 31, 2019, due to net income for the first half of the year and increased accumulated comprehensive income, partially offset by dividends paid to stockholders.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals. We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios. We held $15.8 million and $12.9 million in securities classified as AFS as of June 30, 2020 and December 31, 2019, respectively. We held  $21.3 million and $26.0 million, respectively, in securities classified as HTM as of June 30, 2020 and December 31, 2019, respectively.

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries impact the securities market. Quarterly, we review each security in our portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as other-than-temporary impairment (“OTTI”). For the three and six months ended June 30, 2020, we determined that no OTTI charges were required.

All of the AFS and HTM securities that are temporarily impaired as of June 30, 2020 were so due to declines in fair values resulting from changes in interest rates or decreased credit/liquidity spreads compared to the time they were purchased. We have the intent to hold these securities to maturity (including those designated as AFS) and it is more likely than not that we will not be required to sell the securities before recovery of value. As such, management considers the impairments to be temporary.

Our securities portfolio composition is as follows:

	AFS		HTM
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019

	(dollars in thousands)
U.S. Treasury securities	$—	$—	$998	$994
U.S. government agency notes	3,067	5,019	2,985	4,986
Corporate obligations	1,984	—	—	—
Mortgage-backed securities	10,755	7,887	17,327	19,980
	$15,806	$12,906	$21,310	$25,960

LHFS

We originate residential mortgage loans for sale on the secondary market. Such LHFS, which are carried at fair value, amounted to $11.4 million at June 30, 2020 and $10.9 million at December 31, 2019, the majority of which are subject to purchase commitments from investors. The increase in LHFS was primarily due to increased originations and to the timing of loans pending sale on the secondary market.

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total interest-earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio:

	June 30, 2020		December 31, 2019
		Percent		Percent
	Amount	of Total	Amount	of Total

	(dollars in thousands)
Residential Mortgage	$237,266	35.7%	$269,654	41.6%
Commercial	87,931	13.2%	43,127	6.7%
Commercial real estate	225,588	33.9%	229,257	35.3%
Land acquisition, development, and construction ("ADC")	100,812	15.2%	92,822	14.3%
Home equity/2nds	12,027	1.8%	12,031	1.9%
Consumer	1,384	0.2%	1,541	0.2%
Loans receivable, before net unearned fees	$665,008	100.0%	$648,432	100.0%

Total loans increased by $15.7 million, or 2.4%, to $661.4 million at June 30, 2020, compared to $645.7 million at December 31, 2019. This increase was due primarily to the origination of PPP loans, partially offset by increased payoffs of residential real estate and commercial real estate loans.

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

Management has an established methodology to determine the adequacy of the Allowance that assesses the risks and losses inherent in the loan portfolio. Our Allowance methodology employs management’s assessment as to the level of future losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers’ current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and/or lines of business. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. In addition, we evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors. Our risk management practices are designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may inherently exist within the loan portfolio. The assessment aspects involved in analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses. In the first half of 2020, we adjusted our economic risk factors to incorporate the current economic implications and rising unemployment rate from the COVID-19 pandemic. For more detailed information about our Allowance methodology and risk rating system, see Note 3 to the Consolidated Financial Statements.

The following table summarizes the activity in our Allowance by portfolio segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Allowance, beginning of period	$7,918	$8,085	$7,138	$8,044
Charge-offs:
Residential mortgage	—	(20)	—	(20)
Commercial	—	—	—	—
Commercial real estate	—	—	—	—
ADC	—	—	—	—
Home equity/2nds	—	—	—	—
Consumer	—	(12)	(15)	(12)
Total charge-offs	—	(32)	(15)	(32)
Recoveries:
Residential mortgage	177	3	180	8
Commercial	3	—	8	—
Commercial real estate	70	33	102	67
ADC	—	—	—	—
Home equity/2nds	1	4	3	6
Consumer	—	—	3	—
Total recoveries	251	40	296	81
Net recoveries	251	8	281	49
Provision for loan losses	—	—	750	—
Allowance, end of period	$8,169	$8,093	$8,169	$8,093
Loans:
Period-end balance	$661,372	$679,573	$661,372	$679,573
Average balance during period	655,366	679,334	649,726	678,846
Allowance as a percentage of
period-end loan balance (1)	1.24%	1.19%	1.24%	1.19%
Percent of average loans (annualized):
Provision for loan losses	—%	—%	0.23%	—%
Net recoveries	0.15%	—%	0.09%	0.01%

(1) The Allowance at June 30, 2020, as a percentage of total loans, excluding PPP loans was 1.33%

The following table summarizes our allocation of the Allowance by loan segment:

	June 30, 2020			December 31, 2019
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
	Amount	of Total	Loans	Amount	of Total	Loans

	(dollars in thousands)
Residential mortgage	$2,422	29.7%	35.7%	$2,264	31.7%	41.6%
Commercial	1,677	20.5%	13.2%	1,421	19.9%	6.7%
Commercial real estate	1,078	13.2%	33.9%	984	13.8%	35.3%
ADC	2,789	34.1%	15.2%	2,286	32.0%	14.3%
Home equity/2nds	165	2.0%	1.8%	134	1.9%	1.9%
Consumer	—	—%	0.2%	—	—%	0.2%
Unallocated	38	0.5%	—%	49	0.7%	—%
Total	$8,169	100.0%	100.0%	$7,138	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the Allowance as a best estimate of inherent losses within the portfolio. The Allowance totaled $8.2 million at June 30, 2020 and $7.1 million at December 31, 2019. Any changes in the Allowance from period to period reflect management’s ongoing application of its methodologies to establish the Allowance, which, for the six months ended June 30, 2020, resulted in increased allocated Allowances for the majority of the loan segments, primarily due to economic factors related to the COVID-19 pandemic.

As result of our Allowance analysis, we recorded a provision for loan losses of $750,000 during the six months ended June 30, 2020. We did not record any provision for loan losses for the three months ended June 30, 2020 or the three or six months ended June 30, 2019. We recorded net recoveries of $251,000 and $281,000, respectively, during the three and six months ended June 30, 2020 and net recoveries of $8,000 and $49,000, respectively, during the three and six months ended June 30, 2019. During the three and six months ended June 30, 2020, annualized net recoveries as a percentage of average loans outstanding amounted to 0.15% and 0.09%, respectively. During the three and six months ended June 30, 2019, annualized net recoveries as a percentage of average loans outstanding amounted to 0.00% and 0.01%, respectively. The Allowance as a percentage of outstanding loans was 1.24% as of June 30, 2020 compared to 1.11% as of December 31, 2019, the increase in which was primarily the result of the net recoveries recognized in 2020 as well as the decrease in outstanding loans, net of PPP loans. PPP loans are fully guaranteed by the SBA and, therefore, not required to have an allocated Allowance. The Allowance as a percentage of outstanding loans less PPP loans amounted to 1.33% at June 30, 2020.

Although management uses available information to establish the appropriate level of the Allowance, future additions or reductions to the Allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions, and other factors. As a result, our Allowance may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our Allowance and related methodology. Such agencies may require us to recognize adjustments to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of June 30, 2020 and is sufficient to address the credit losses inherent in the current loan portfolio. Management will continue to evaluate the adequacy of the Allowance as more economic data becomes available and as changes within our portfolio are known. The effects of the COVID-19 pandemic may require us to fund additional increases in the Allowance in future periods.

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

NPAs, expressed as a percentage of total assets, totaled 0.79% at June 30, 2020 and 0.80% at December 31, 2019. The ratio of the Allowance to nonperforming loans was 130.8% at June 30, 2020 and 168.3% at December 31, 2019.

The distribution of our NPAs is illustrated in the following table. We did not have any loans greater than 90 days past due and still accruing at June 30, 2020 or December 31, 2019.

	June 30, 2020	December 31, 2019

Nonaccrual Loans:	(dollars in thousands)
Residential mortgage	$5,676	$3,766
Commercial real estate	307	237
ADC	131	89
Home equity/2nds	131	150
	6,245	4,242
Real Estate Acquired Through Foreclosure:
Residential mortgage	—	1,377
Commercial real estate	452	452
ADC	558	558
	1,010	2,387
Total NPAs	$7,255	$6,629

Nonaccrual loans totaled $6.2 million, or 0.94% of total loans, at June 30, 2020 and $4.2 million, or 0.66% of total loans at December 31, 2019. Significant activity in nonaccrual loans during the six months ended June 30, 2020 included the addition of five loans in the amount of $3.1 million to nonaccrual loans and one loan returned to accrual status in the amount of $808,000.

Real estate acquired through foreclosure decreased $1.4 million to $1.0 million at June 30, 2020 compared to $2.4 million at December 31, 2019, primarily due to the sale of three residential mortgage properties existing at December 31, 2019.

The activity in our real estate acquired through foreclosure was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Balance at beginning of period	$1,684	$1,601	$2,387	$1,537
Real estate acquired in satisfaction of loans	—	—	—	171
Write-downs and losses on real estate acquired through foreclosure	(471)	(64)	(551)	(171)
Proceeds from sales of real estate acquired through foreclosure	(203)	(107)	(826)	(107)
Balance at end of period	$1,010	$1,430	$1,010	$1,430

TDRs

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. See Significant Developments – COVID-19 for information regarding the CARES Act and its effect on modifications.

The composition of our TDRs is illustrated in the following table:

	June 30, 2020	December 31, 2019

Residential mortgage:	(dollars in thousands)
Nonaccrual	$82	$85
<90 days past due/current	6,966	7,675
Commercial real estate:
Nonaccrual	—	—
<90 days past due/current	971	984
ADC:
Nonaccrual	—	—
<90 days past due/current	129	130
Consumer:
Nonaccrual	—	—
<90 days past due/current	65	69
Totals:
Nonaccrual	82	85
<90 days past due/current	8,131	8,858
	$8,213	$8,943

See additional information on TDRs in Note 3 to the Consolidated Financial Statements herein.

Deposits

Deposits totaled $748.9 million at June 30, 2020 and $661.0 million at December 31, 2019. The $87.9 million increase was primarily the result of short-term medical-use cannabis related funds (funds that have not yet actually been used in the medical-use cannabis industry) that account holders have placed at the Bank temporarily while looking for desired investments in the industry. Management is aware of the short-term nature of such medical-use cannabis related deposits and offset those funds by maintaining short-term liquidity to meet any deposit outflows.

The deposit breakdown is as follows:

	June 30, 2020		December 31, 2019
		Percent		Percent
	Balance	of Total	Balance	of Total

	(dollars in thousands)
NOW	$92,806	12.4%	$83,612	12.6%
Money market	61,353	8.2%	162,621	24.6%
Savings	167,031	22.3%	61,514	9.3%
Certificates of deposit	225,872	30.1%	230,401	34.9%
Total interest-bearing deposits	547,062	73.0%	538,148	81.4%
Noninterest-bearing deposits	201,854	27.0%	122,901	18.6%
Total deposits	$748,916	100.0%	$661,049	100.0%

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

At June 30, 2020, our total credit line with the FHLB was $256.1 million. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public. Our outstanding FHLB advance balance at both June 30, 2020 and December 31, 2019 was $35.0 million.

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB as of June 30, 2020:

Principal
Amount (in thousands)	Rate	Maturity
$25,000	1.75% to 1.92%	2020
10,000	2.19%	2022
$35,000

Subordinated Debentures

As of both June 30, 2020 and December 31, 2019, the Company had outstanding $20.6 million in principal amount of Junior Subordinated Debt Securities, due in 2035 (the “2035 Debentures”). The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association as Trustee. The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR plus 200 basis points, and mature on January 7, 2035. Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture. The 2035 Debentures became redeemable, in whole or in part, by the Company on January 7, 2010.

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

Under the terms of the 2035 Debentures, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing. As of June 30, 2020, we were current on all interest due on the 2035 Debentures.

Capital Resources

Total stockholders’ equity increased $1.5 million to $107.0 million at June 30, 2020 compared to $105.5 million as of December 31, 2019. The increase was the result of 2020 net income to date and an increase in accumulated other comprehensive income, partially offset by dividends paid to stockholders during the six months ended June 30, 2020.

Capital Adequacy

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2020 and December 31, 2019, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.” As of January 1, 2020, the Bank elected to follow the Community Bank Leverage Ratio. See details of our capital ratios in Note 4 of the Consolidated Financial Statements.

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

In addition to our ability to generate deposits, we have external sources of funds, which may be drawn upon when desired. The primary source of external liquidity is an available line of credit with the FHLB. The Bank’s total credit availability under the FHLB’s credit availability program was $256.1 million at June 30, 2020, of which $35.0 million was outstanding.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $108.1 million at June 30, 2020. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. We expect to fund these commitments from the sources of liquidity described above.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity. As of June 30, 2020, we had no material commitments for capital expenditures.

Our ability to acquire deposits or borrow could be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Additionally, the origination volume of PPP loans could be a drain on our liquidity. As of June 30, 2020, we have not yet experienced any negative impact on our liquidity due to COVID-19. At June 30, 2020, management considered the Company’s liquidity level to be sufficient for the purposes of meeting our cash flow requirements. We are not aware of any undisclosed known trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in our liquidity.

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

See Note 8 to the consolidated financial statements for more detailed information on our derivatives.

Inflation

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with GAAP and practices within the banking industry which require the measurement of financial condition and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. As a financial institution, virtually all of our assets and liabilities are monetary in nature and interest rates have a more significant impact on our performance than the effects of general levels of inflation. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless mitigated by a corresponding increase in our revenues. However, we believe that the impact of inflation on our operations was not material for the three and six months ended June 30, 2020 and 2019.

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

The matching of maturity or repricing of interest-earning assets and interest-bearing liabilities may be analyzed by examining the extent to which these assets and liabilities are interest rate sensitive and by monitoring the Bank’s interest rate sensitivity gap. An interest-earning asset or interest-bearing liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. The difference between rate sensitive assets and rate sensitive liabilities represents the Bank’s interest sensitivity gap. At June 30, 2020, we had a one-year cumulative negative gap of $54.6 million.

Exposure to interest rate risk is actively monitored by management. The objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. We use the PROFITstar® model to monitor our exposure to interest rate risk, which calculates changes in the economic value of equity (“EVE”).

The following table represents our EVE as of June 30, 2020:

Change in Rates		Amount	$ Change	% Change

		(dollars in thousands)
+400	bp	$190,895	$69,028	56.64%
+300	bp	183,547	61,680	50.61%
+200	bp	172,759	50,892	41.76%
+100	bp	153,248	31,381	25.75%
0	bp	121,867
(100)	bp	67,986	(53,881)	(44.21)%
(200)	bp	4,284	(117,583)	(96.48)%

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

Item 4.     Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a‑15 under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a‑15 under the Securities Act of 1934) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

In the normal course of business, we are party to litigation arising from the banking, financial, and other activities we conduct. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from these matters will have a material effect on the Company’s financial condition, operating results, or liquidity as of June 30, 2020.

Item 1A.  Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report on Form 10-K of Severn Bancorp as of and for the year ended December 31, 2019. In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to those aforementioned risk factors. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The economic impact of the novel COVID-19 outbreak could adversely affect our financial condition and results of operations.

In December 2019, COVID-19 was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the U.S. declared the COVID-19 outbreak in the U.S. a national emergency. The COVID-19 pandemic has caused significant economic disruption in the U.S. as many state and local governments have ordered nonessential businesses to close and residents to shelter in place at home. While most of these restrictions were lifted in June of 2020, the actions and continued presence of COVID-19 have resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, there have been a record number of claims for unemployment and stock markets have declined in value and, in particular, bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the FRB has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry, and the retail industry. Finally, the spread of COVID-19 has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events, and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be permanently reopened.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to permanently reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our Allowance may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	as the result of the decline in the FRB’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
●	a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;
●	a prolonged weakness in economic conditions could result in a devaluation of our company value and result in an impairment charge on goodwill;
●	the unavailability of a critical service from a third party vendor due to the COVID-19 outbreak could have an adverse effect on us; and
●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

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

101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF 104

Inline XBRL Instance Document

Inline XBRL Taxonomy Extension Schema Document

Inline XBRL Taxonomy Extension Calculation Linkbase Document

Inline XBRL Taxonomy Extension Label Linkbase Document

Inline XBRL Taxonomy Extension Presentation Linkbase Document

Inline XBRL Taxonomy Extension Definitions Linkbase Document

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32 101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF 104

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Inline XBRL Instance Document

Inline XBRL Taxonomy Extension Schema Document

Inline XBRL Taxonomy Extension Calculation Linkbase Document

Inline XBRL Taxonomy Extension Label Linkbase Document

Inline XBRL Taxonomy Extension Presentation Linkbase Document

Inline XBRL Taxonomy Extension Definitions Linkbase Document

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

August 10, 2020	/s/ Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2020	/s/ Vance W. Adkins
Vance W. Adkins, Chief Financial Officer
(Principal Financial and Accounting Officer)