Form 10-Q
period 2020-09-30
SEVERN BANCORP INC
filed 2020-11-09
CIK 868271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Common Stock, $0.01 par value - 12,817,391 shares outstanding as of November 6, 2020

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

Forward-looking statements reflect our expectation or prediction of future conditions, events, or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2019 Annual Report on Form 10-K, Item 1A of Part II of the Company’s March 31, 2020 Quarterly Report on Form 10-Q, Item 1A of Part II of the Company's June 30, 2020 Quarterly Report on Form 10-Q, Item 1A of Part II of this Quarterly Report on Form 10-Q, and the following:

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

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$3,315	$2,892
Federal funds sold and interest-bearing deposits in other banks	139,508	85,301
Cash and cash equivalents	142,823	88,193
Certificates of deposit held for investment	4,828	7,540
Securities available for sale, at fair value	54,205	12,906
Securities held to maturity (fair value of $20,440 and $26,158 at September 30, 2020 and December 31, 2019, respectively)	19,709	25,960
Mortgage loans held for sale, at fair value	21,722	10,910
Loans receivable	660,315	645,685
Allowance for loan losses	(8,675)	(7,138)
Loans, net	651,640	638,547
Real estate acquired through foreclosure	1,010	2,387
Restricted stock investments	1,661	2,431
Premises and equipment, net	21,273	22,144
Accrued interest receivable	2,521	2,458
Deferred income taxes	1,407	1,748
Bank owned life insurance	5,484	5,377
Goodwill	1,104	1,104
Securities purchased not settled	2,499	—
Other assets	7,033	5,214
Total assets	$938,919	$826,919
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest bearing	$240,498	$122,901
Interest-bearing	542,740	538,148
Total deposits	783,238	661,049
Long-term borrowings	20,000	35,000
Subordinated debentures	20,619	20,619
Liability for securities purchased not settled	2,499	—
Accrued expenses and other liabilities	4,286	4,779
Total liabilities	830,642	721,447
Stockholders' Equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 12,812,976 and 12,810,926 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	128	128
Additional paid-in capital	66,060	65,944
Retained earnings	42,108	39,445
Accumulated other comprehensive loss	(19)	(45)
Total stockholders' equity	108,277	105,472
Total liabilities and stockholders' equity	$938,919	$826,919

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Loans	$7,601	$9,146	$24,017	$27,539
Securities	272	224	707	724
Other earning assets	68	484	494	2,358
Total interest income	7,941	9,854	25,218	30,621
Interest expense:
Deposits	1,142	1,732	4,322	5,499
Borrowings and subordinated debentures	269	473	966	1,543
Total interest expense	1,411	2,205	5,288	7,042
Net interest income	6,530	7,649	19,930	23,579
Provision for (reversal of) loan losses	100	(500)	850	(500)
Net interest income after provision for (reversal of) loan losses	6,430	8,149	19,080	24,079
Noninterest income:
Mortgage-banking revenue	2,922	1,108	6,546	2,915
Real estate commissions	416	430	856	1,290
Real estate management fees	150	144	470	470
Deposit service charges	565	565	1,696	1,621
Title company revenue	426	362	890	841
Other noninterest income	234	204	517	551
Total noninterest income	4,713	2,813	10,975	7,688
Noninterest expense:
Compensation and related expenses	6,046	5,065	16,678	14,499
Occupancy	385	379	1,348	1,183
Legal fees	9	59	192	134
Write-downs, losses, and costs of real estate acquired through foreclosure, net of gains	(48)	105	42	254
Federal Deposit Insurance Corporation insurance premiums	52	58	89	177
Professional fees	150	255	624	838
Advertising	254	235	705	635
Data processing	457	414	1,313	1,110
Credit report and appraisal fees	49	69	152	133
Licensing and software	252	266	708	741
Loss on disposal of premises and equipment	—	—	76	—
Other noninterest expense	756	765	2,174	2,229
Total noninterest expense	8,362	7,670	24,101	21,933
Net income before income tax provision	2,781	3,292	5,954	9,834
Income tax provision	883	911	1,754	2,668
Net income	$1,898	$2,381	$4,200	$7,166
Net income per common share - basic	$0.15	$0.19	$0.33	$0.56
Net income per common share - diluted	$0.15	$0.19	$0.33	$0.56

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$1,898	$2,381	$4,200	$7,166
Other comprehensive income item:
Unrealized holding (losses) gains on available-for-sale securities arising during the period (net of tax (benefit) expense of $(47), $5, $10, and $26)	(124)	8	26	70
Total other comprehensive (loss) income	(124)	8	26	70
Total comprehensive income	$1,774	$2,389	$4,226	$7,236

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30, 2020
	Number of				Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance at July 1, 2020	12,812,976	$128	$66,026	$40,723	$105	$106,982
Net income	—	—	—	1,898	—	1,898
Stock-based compensation	—	—	34	—	—	34
Dividends paid on common stock at $0.04 per share	—	—	—	(513)	—	(513)
Other comprehensive loss	—	—	—	—	(124)	(124)
Balance at September 30, 2020	12,812,976	$128	$66,060	$42,108	$(19)	$108,277

	Three Months Ended September 30, 2019
	Number of				Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Loss	Equity
Balance at July 1, 2019	12,775,137	$128	$65,696	$36,878	$(11)	$102,691
Net income	—	—	—	2,381	—	2,381
Stock-based compensation	—	—	32	—	—	32
Dividends paid on common stock at $0.04 per share	—	—	—	(509)	—	(509)
Exercise of stock options	2,400	—	16	—	—	16
Other comprehensive income	—	—	—	—	8	8
Balance at September 30, 2019	12,777,537	$128	$65,744	$38,750	$(3)	$104,619

	Nine Months Ended September 30, 2020
	Number of				Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Loss	Equity
Balance at January 1, 2020	12,810,926	$128	$65,944	$39,445	$(45)	$105,472
Net income	—	—	—	4,200	—	4,200
Stock-based compensation	—	—	102	—	—	102
Dividends paid on common stock at $0.12 per share	—	—	—	(1,537)	—	(1,537)
Exercise of stock options	2,050	—	14	—	—	14
Other comprehensive income	—	—	—	—	26	26
Balance at September 30, 2020	12,812,976	$128	$66,060	$42,108	$(19)	$108,277

	Nine Months Ended September 30, 2019
	Number of				Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Loss	Equity
Balance at January 1, 2019	12,759,576	$128	$65,538	$32,860	$(73)	$98,453
Net income	—	—	—	7,166	—	7,166
Stock-based compensation	—	—	109	—	—	109
Dividends paid on common stock at $0.10 per share	—	—	—	(1,276)	—	(1,276)
Exercise of stock options	17,961	—	97	—	—	97
Other comprehensive income	—	—	—	—	70	70
Balance at September 30, 2019	12,777,537	$128	$65,744	$38,750	$(3)	$104,619

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$4,200	$7,166
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,178	1,061
Amortization of deferred loan fees	(1,587)	(1,403)
Net accretion of premiums and discounts on securities	189	120
Provision for (reversal of) loan losses	850	(500)
Write-downs and losses on real estate acquired through foreclosure, net of gains	80	244
Gain on sale of mortgage loans	(6,546)	(2,915)
Loss on disposal of property	76	—
Proceeds from sale of mortgage loans held for sale	208,479	130,129
Originations of loans held for sale	(212,745)	(135,766)
Stock-based compensation	102	109
Increase in cash surrender value of bank-owned life insurance	(107)	(116)
Deferred income taxes	331	435
(Increase) decrease in accrued interest receivable	(63)	334
Increase in other assets	(1,821)	(2,567)
(Decrease) increase in accrued expenses and other liabilities	(493)	2,874
Net cash used in operating activities	(7,877)	(795)
Cash flows from investing activities:
Redemption of certificates of deposit held for investment	2,712	1,240
Loan principal (disbursements), net of repayments	(12,356)	22,722
Redemption of restricted stock investments	770	1,335
Purchases of premises and equipment, net	(383)	(700)
Activity in securities held to maturity:
Maturities/calls/repayments	6,180	8,535
Activity in available-for-sale securities:
Purchases	(49,602)	—
Maturities/calls/repayments	8,223	3,000
Proceeds from sales of real estate acquired through foreclosure	1,297	107
Net cash (used in) provided by investing activities	(43,159)	36,239
Cash flows from financing activities:
Net increase (decrease) in deposits	122,189	(122,352)
Repayments of long-term borrowings	(15,000)	(35,000)
Common stock dividends	(1,537)	(1,276)
Exercise of stock options	14	97
Net cash provided by (used in) financing activities	105,666	(158,531)
Increase (decrease) in cash and cash equivalents	54,630	(123,087)
Cash and cash equivalents at beginning of period	88,193	188,340
Cash and cash equivalents at end of period	$142,823	$65,253
Supplemental Noncash Disclosures:
Interest paid on deposits and borrowed funds	$5,392	$7,148
Income taxes paid	2,421	1,919
Real estate acquired in satisfaction of loans	—	687
Initial recognition of operating lease right-of-use asset	—	2,684
Initial recognition of operating lease liability	—	2,684
Transfers of mortgage loans held for sale to loan portfolio	—	648

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of Severn Bancorp, Inc. and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. In the opinion of management, all adjustments (comprising only of those of a normal recurring nature) necessary for a fair presentation of the results of operations for the interim periods presented have been made. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020 or any other interim or future period. Events occurring after the date of the financial statements up to the date the financial statements were available to be issued were considered in the preparation of the consolidated financial statements.

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

COVID-19 Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the U.S. and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 has adversely impacted and could continue to adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to a target range of 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak has affected and may continue to adversely affect the Company’s financial condition and results of operations. As a result of the spread of COVID-19, economic uncertainties have arisen which are likely to negatively impact net interest income, noninterest income, credit quality, the Allowance, and the provision for loan losses. Additionally, there could be a potential for goodwill impairment. Other financial impact could occur though such potential impact is unknown at this time.

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

We have contracted with a third party vendor to assist in the transition to CECL. The Bank has purchased the third party vendor’s CECL software and has separately contracted with their advisory services group to help with the installation and transition. As the Bank has been using other software of this specific vendor, they have access to the Bank’s historical data. As the third party vendor has many financial institution clients, they will be able to provide peer group data to the extent the Bank’s data is not sufficient to make the many determinations required under CECL. We are continuing the process of determining appropriate loan pools and economic factors to be used for CECL calculations. Although the implementation of CECL has been delayed, the Bank is continuing with the implementation at a pace to ensure that we will be in position to completely transition to CECL by the required date.

While we are still in the process of evaluating the impact of the amended guidance on our Consolidated Financial Statements, it is quite possible that the Allowance will increase upon adoption given that the Allowance will be required to cover the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under current GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of our loan portfolio at the time of adoption.

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

Note 2 - Securities

The amortized cost and fair values of our available-for-sale (“AFS”) securities portfolio were as follows:

	September 30, 2020
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
U.S. government agency notes	$6,349	$58	$23	$6,384
Corporate obligations	2,000	—	14	1,986
Mortgage-backed securities	45,882	207	254	45,835
	$54,231	$265	$291	$54,205

	December 31, 2019
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
U.S. government agency notes	$5,017	$2	$—	$5,019
Mortgage-backed securities	7,951	—	64	7,887
	$12,968	$2	$64	$12,906

The amortized cost and fair values of our HTM securities portfolio were as follows:

	September 30, 2020
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$999	$4	$—	$1,003
U.S. government agency notes	2,985	160	—	3,145
Mortgage-backed securities	15,725	567	—	16,292
	$19,709	$731	$—	$20,440

	December 31, 2019
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$994	$14	$—	$1,008
U.S. government agency notes	4,986	100	5	5,081
Mortgage-backed securities	19,980	114	25	20,069
	$25,960	$228	$30	$26,158

Gross unrealized losses and fair value by length of time that the individual AFS securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	September 30, 2020
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
U.S. government agency notes	3	$2,716	$23	—	$—	$—	3	$2,716	$23
Corporate obligations	1	1,986	14	—	—	—	1	1,986	14
Mortgage-backed securities	30	30,483	254	—	—	—	30	30,483	254
	34	$35,185	$291	—	$—	$—	34	$35,185	$291

	December 31, 2019
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(dollars in thousands)
Mortgage-backed securities	7	$7,887	$64	—	$—	$—	7	$7,887	$64
	7	$7,887	$64	—	$—	$—	7	$7,887	$64

Gross unrealized losses and fair value by length of time that the individual HTM securities have been in an unrealized loss position at the dates indicated are presented in the following table as of December 31, 2019. There were no HTM securities in an unrealized loss position as of September 30, 2020.

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

Contractual maturities of debt securities at September 30, 2020 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS Securities		HTM Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Due in one year or less	$—	$—	$2,000	$2,006
Due after one through five years	155	155	1,984	2,142
Due after five years through ten years	4,728	4,753	—	—
Due after 10 years	3,466	3,462	—	—
Mortgage-backed securities	45,882	45,835	15,725	16,292
	$54,231	$54,205	$19,709	$20,440

We did not sell any securities during the three or nine months ended September 30, 2020 or 2019.

There were no securities pledged as collateral as of September 30, 2020 or December 31, 2019.

Note 3 - Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Residential mortgage	$237,771	$269,654
Commercial	88,683	43,127
Commercial real estate	239,570	229,257
Construction, land acquisition, and development	84,392	92,822
Home equity/2nds	12,130	12,031
Consumer	1,436	1,541
Total loans receivable, before net unearned fees	663,982	648,432
Unearned loan fees	(3,667)	(2,747)
Loans receivable	$660,315	$645,685

Certain loans in the amount of $128.4 million have been pledged under a blanket floating lien to the Federal Home Loan Bank of Atlanta (“FHLB”) as collateral against advances at September 30, 2020.

At September 30, 2020, the Bank was servicing $112.0 million in loans for the Federal National Mortgage Association (“FNMA”) and $23.9 million in loans for the Federal Home Loan Mortgage Corporation (“FHLMC”). At December 31, 2019, the Bank was servicing $25.9 million in loans for FNMA and $13.0 million in loans for FHLMC. These loans are not included in the table above. Also not included in the table above were mortgage-servicing rights (“MSRs”) of $980,000 and $323,000 as of  September 30, 2020 and December 31, 2019, respectively.

Credit Quality

An Allowance is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible based on evaluations of the collectability of loans and prior loan loss experience. Management has an established methodology to determine the adequacy of the Allowance that assesses the risks and losses inherent in the loan portfolio. The methodology takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Determining the amount of the Allowance requires the use of estimates and assumptions. Actual results could differ significantly from those estimates. While management uses all available information to estimate losses on loans, future additions to the Allowance may be necessary based on changes in economic conditions and our actual loss experience. In addition, various regulatory agencies periodically review the Allowance as an integral part of their examination process. Such agencies may require us to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of September 30, 2020 and December 31, 2019.

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

U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) - We are participating in the PPP and began origination of such loans that are expected to be 100% guaranteed by the SBA. This loan program was designed to assist our commercial customers in remaining operational during this time of uncertainty surrounding the COVID-19 pandemic. As of September 30, 2020, we held $46.9 million in PPP loans in our loan portfolio, all of which have an interest forbearance piece.

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

COVID-19 - The COVID-19 pandemic has created additional risk for all loan segments due to the economic downturn, both nationally and locally. Many businesses were temporarily shut down and many people were unemployed during the national and local “stay at home” orders that were in place in many areas during the beginning of the second quarter of 2020. Although most “stay at home” orders have since been lifted, many businesses are operating at significantly reduced capacities and many people remain unemployed. During this time of economic uncertainty, borrowers have faced and could continue to face extended periods of unemployment and may not be able to meet their loan obligations. Additionally, real estate collateral values could significantly decline and full repayment of loans could be in doubt. We have adjusted some of our economic qualitative factors that affect our Allowance calculation to reflect our best estimate of these risks. Management will continue to evaluate the adequacy of the Allowance as more economic data becomes available and as changes within our portfolio are known. The effects of the pandemic may require us to fund additional increases in the Allowance in future periods.

Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to U.S. GAAP in certain circumstances. In addition, OCC Bulletin 2020-35 provides more limited circumstances in which a loan modification is not subject to classification as a TDR.

CARES Act Section 4013 and OCC Bulletin 2020-35 forbearance agreements are available to both qualified commercial and consumer loan borrowers. Due to the widespread impact of COVID-19, we have had loan borrowers seek loan forbearance or loan modification agreements under the CARES Act. We held $101.9 million in loans modified under the CARES Act as of  September 30, 2020, most of which have an interest deferral component. Such deferral periods range from one month to six months. We have recorded $122,000 in interest that has not yet been collected on $10.6 million in loans due to the forbearance agreements.

The following tables present, by portfolio segment, the changes in the Allowance and the recorded investment in loans:

	Three Months Ended September 30, 2020
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$2,422	$1,677	$1,078	$2,789	$165	$—	$38	$8,169
Charge-offs	(39)	—	(49)	—	—	—	—	(88)
Recoveries	453	3	34	—	4	—	—	494
Net recoveries (charge-offs)	414	3	(15)	—	4	—	—	406
(Reversal of) provision for loan losses	(397)	3	506	(10)	9		(11)	100
Ending Balance	$2,439	$1,683	$1,569	$2,779	$178	$—	$27	$8,675

	Nine Months Ended September 30, 2020
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$2,264	$1,421	$984	$2,286	$134	$—	$49	$7,138
Charge-offs	(39)	—	(49)	—	—	(15)	—	(103)
Recoveries	633	11	136	—	7	3	—	790
Net recoveries (charge-offs)	594	11	87	—	7	(12)	—	687
(Reversal of) provision for loan losses	(419)	251	498	493	37	12	(22)	850
Ending Balance	$2,439	$1,683	$1,569	$2,779	$178	$—	$27	$8,675

Ending balance - individually evaluated for impairment	$577	$—	$58	$29	$—	$—	$—	$664
Ending balance - collectively evaluated for impairment	1,862	1,683	1,511	2,750	178	—	27	8,011
	$2,439	$1,683	$1,569	$2,779	$178	$—	$27	$8,675

Ending loan balance -individually evaluated for impairment	$12,144	$—	$1,258	$317	$508	$64		$14,291
Ending loan balance -collectively evaluated for impairment	225,627	88,683	238,312	84,075	11,622	1,372		649,691
	$237,771	$88,683	$239,570	$84,392	$12,130	$1,436		$663,982

	December 31, 2019
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total
	(dollars in thousands)
Ending balance - individually evaluated for impairment	$752	$—	$64	$32	$2	$—	$—	$850
Ending balance - collectively evaluated for impairment	1,512	1,421	920	2,254	132	—	49	6,288
	$2,264	$1,421	$984	$2,286	$134	$—	$49	$7,138

Ending loan balance - individually evaluated for impairment	$11,517	$—	$1,221	$880	$563	$69		$14,250
Ending loan balance - collectively evaluated for impairment	258,137	43,127	228,036	91,942	11,468	1,472		634,182
	$269,654	$43,127	$229,257	$92,822	$12,031	$1,541		$648,432

	Three Months Ended September 30, 2019
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$2,566	$1,566	$792	$2,683	$223	$—	$263	$8,093
Charge-offs	—	—	(199)	—	—	(2)	—	(201)
Recoveries	3	—	30	—	3	3	—	39
Net recoveries (charge-offs)	3	—	(169)	—	3	1	—	(162)
(Reversal of) provision for loan losses	(182)	(54)	346	(370)	—	(1)	(239)	(500)
Ending Balance	$2,387	$1,512	$969	$2,313	$226	$—	$24	$7,431

	Nine Months Ended September 30, 2019
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$2,224	$2,736	$457	$2,239	$222	$1	$165	$8,044
Charge-offs	(20)	—	(199)	—	—	(14)	—	(233)
Recoveries	11	—	97	—	9	3	—	120
Net (charge-offs) recoveries	(9)	—	(102)	—	9	(11)	—	(113)
Provision for (reversal of) loan losses	172	(1,224)	614	74	(5)	10	(141)	(500)
Ending Balance	$2,387	$1,512	$969	$2,313	$226	$—	$24	$7,431

Ending balance - individually evaluated for impairment	$799	$—	$65	$32	$2	$—	$—	$898
Ending balance - collectively evaluated for impairment	1,588	1,512	904	2,281	224	—	24	6,533
	$2,387	$1,512	$969	$2,313	$226	$—	$24	$7,431

Ending loan balance - individually evaluated for impairment	$11,272	$—	$1,685	$729	$579	$71		$14,336
Ending loan balance - collectively evaluated for impairment	260,064	44,774	239,079	92,621	11,351	1,474		649,363
	$271,336	$44,774	$240,764	$93,350	$11,930	$1,545		$663,699

The following tables present the credit quality breakdown of our loan portfolio by class:

	September 30, 2020
		Special
	Pass	Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$232,055	$—	$5,716	$237,771
Commercial	87,483	1,200	—	88,683
Commercial real estate	237,630	855	1,085	239,570
ADC	83,919	—	473	84,392
Home equity/2nds	12,017	—	113	12,130
Consumer	1,436	—	—	1,436
	$654,540	$2,055	$7,387	$663,982

	December 31, 2019
		Special
	Pass	Mention	Substandard	Total
	(dollars in thousands)
Residential mortgage	$265,510	$—	$4,144	$269,654
Commercial	41,927	1,200	—	43,127
Commercial real estate	225,363	2,835	1,059	229,257
ADC	92,304	—	518	92,822
Home equity/2nds	11,490	402	139	12,031
Consumer	1,541	—	—	1,541
	$638,135	$4,437	$5,860	$648,432

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans:

	September 30, 2020
	Past Due
	30-59	60-89	90+				Non-
	Days	Days	Days	Total	Current	Total	Accrual
	(dollars in thousands)
Residential mortgage	$445	$49	$4,648	$5,142	$232,629	$237,771	$5,356
Commercial	—	—	—	—	88,683	88,683	—
Commercial real estate	6	—	288	294	239,276	239,570	288
ADC	—	—	—	—	84,392	84,392	66
Home equity/2nds	61	—	113	174	11,956	12,130	122
Consumer	—	—	—	—	1,436	1,436	—
	$512	$49	$5,049	$5,610	$658,372	$663,982	$5,832

	December 31, 2019
	Past Due
	30-59	60-89	90+				Non-
	Days	Days	Days	Total	Current	Total	Accrual
	(dollars in thousands)
Residential mortgage	$3,183	$81	$2,200	$5,464	$264,190	$269,654	$3,766
Commercial	—	—	—	—	43,127	43,127	—
Commercial real estate	—	—	126	126	229,131	229,257	237
ADC	—	89	—	89	92,733	92,822	89
Home equity/2nds	—	—	139	139	11,892	12,031	150
Consumer	—	15	—	15	1,526	1,541	—
	$3,183	$185	$2,465	$5,833	$642,599	$648,432	$4,242

We did not have any loans greater than 90 days past due and still accruing as of September 30, 2020 or December 31, 2019.

The interest which would have been recorded on the above nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $595,000 and $440,000 for the nine months ended September 30, 2020 and 2019, respectively. The actual interest earned on those loans amounted to $112,000 and $107,000 for the nine months ended September 30, 2020 and 2019, respectively.

The following tables summarize impaired loans:

	September 30, 2020			December 31, 2019
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related Allowance:	(dollars in thousands)
Residential mortgage	$9,289	$8,984	$—	$7,258	$7,035	$—
Commercial	—	—	—	—	—	—
Commercial real estate	764	714	—	908	668	—
ADC	219	214	—	752	752	—
Home equity/2nds	924	508	—	996	553	—
Consumer	64	64	—	69	69	—
With a related Allowance:
Residential mortgage	3,284	3,160	577	4,604	4,482	752
Commercial	—	—	—	—	—	—
Commercial real estate	544	544	58	553	553	64
ADC	103	103	29	128	128	32
Home equity/2nds	—	—	—	12	10	2
Consumer	—	—	—	—	—	—
Totals:
Residential mortgage	12,573	12,144	577	11,862	11,517	752
Commercial	—	—	—	—	—	—
Commercial real estate	1,308	1,258	58	1,461	1,221	64
ADC	322	317	29	880	880	32
Home equity/2nds	924	508	—	1,008	563	2
Consumer	64	64	—	69	69	—

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related Allowance:	(dollars in thousands)
Residential mortgage	$8,767	$72	$6,355	$57	$8,616	$206	$6,797	$198
Commercial	—	—	—	—	—	—	—	—
Commercial real estate	767	9	1,259	15	764	30	1,215	52
ADC	226	3	599	8	217	10	925	22
Home equity/2nds	337	7	574	11	320	21	775	32
Consumer	81	1	68	1	64	2	52	4
With a related Allowance:
Residential mortgage	3,721	28	4,943	66	3,701	100	5,532	206
Commercial	—	—	—	—	—	—	108	—
Commercial real estate	546	5	561	6	544	24	660	25
ADC	104	1	130	2	103	3	133	6
Home equity/2nds	—	—	11	—	—	—	17	1
Consumer	—	—	3	—	—	—	22	—
Totals:
Residential mortgage	12,488	100	11,298	123	12,317	306	12,329	404
Commercial	—	—	—	—	—	—	108	—
Commercial real estate	1,313	14	1,820	21	1,308	54	1,875	77
ADC	330	4	729	10	320	13	1,058	28
Home equity/2nds	337	7	585	11	320	21	792	33
Consumer	81	1	71	1	64	2	74	4

There were $1.4 million in consumer mortgage properties included in real estate acquired through foreclosure at December 31, 2019. There were no such properties at September 30, 2020. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction totaled $4.8 million as of September 30, 2020 and $2.3 million as of December 31, 2019.

TDRs

See discussion above in this Note regarding the CARES Act relating to loan modifications during the COVID-19 pandemic.

Our portfolio of TDRs was accounted for under the following methods:

	September 30, 2020
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications
	(dollars in thousands)
Residential mortgage	26	$6,716	1	$80	27	$6,796
Commercial real estate	2	969	—	—	2	969
ADC	1	129	—	—	1	129
Consumer	1	64	—	—	1	64
	30	$7,878	1	$80	31	$7,958

	December 31, 2019
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications
	(dollars in thousands)
Residential mortgage	31	$7,675	1	$85	32	$7,760
Commercial real estate	2	984	—	—	2	984
ADC	1	130	—	—	1	130
Consumer	2	69	—	—	2	69
	36	$8,858	1	$85	37	$8,943

We did not modify any loans that would qualify as TDRs during the three and nine months ended September 30, 2020 and 2019.

There were no TDRs that defaulted during the three or nine months ended September 30, 2020 or 2019 which were modified during the previous 12 month period.

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

As of the date of our last regulatory exam, the Bank was considered “well capitalized” and as of September 30, 2020, the Bank continued to meet the requirements to be considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements.

The Bank’s regulatory capital amounts and ratios were as follows:

			Minimum		Minimum		To be Well
			Requirements		Requirements		Capitalized Under
			for Capital Adequacy		with Capital		Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020	(dollars in thousands)
Community bank leverage ratio	$120,056	13.6%	61,822	7.0%	N/A	N/A	$70,654	8.0%

December 31, 2019
Common Equity Tier 1 Capital (to risk-weighted assets)	$117,492	18.5%	$28,617	4.5%	$44,515	7.0%	$41,336	6.5%
Total capital (to risk-weighted assets)	124,619	19.6%	50,875	8.0%	66,773	10.5%	63,593	10.0%
Tier 1 capital (to risk-weighted assets)	117,492	18.5%	38,156	6.0%	54,054	8.5%	50,875	8.0%
Tier 1 capital (to average quarterly assets)	117,492	13.4%	34,995	4.0%	56,867	6.5%	43,744	5.0%

Note 5 - Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. There were 172,250 shares that were anti-dilutive for the three and nine months ended September 30, 2020. There were no shares that were anti-dilutive for the three or nine months ended September 30, 2019.

Information relating to the calculations of our income per common share is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands, except for per share data)
Weighted-average shares outstanding - basic	12,812,976	12,776,911	12,812,864	12,775,104
Dilution	7,558	64,768	16,846	78,708
Weighted-average share outstanding - diluted	12,820,534	12,841,679	12,829,710	12,853,812

Net income	$1,898	$2,381	$4,200	$7,166
Net income per share - basic	$0.15	$0.19	$0.33	$0.56
Net income per share - diluted	$0.15	$0.19	$0.33	$0.56

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

We account for stock-based compensation in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the Statement of Income at fair value. Additionally, we are required to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award. The expense is recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense included in the consolidated Statements of Income for the three months ended  September 30, 2020 and 2019 totaled $34,000 and $32,000, respectively. Stock-based compensation expense included in the consolidated Statements of Income for the nine months ended September 30, 2020 and 2019 totaled $102,000 and $109,000, respectively.

Information regarding our stock-based compensation plan is as follows as of and for the nine months ended September 30:

	2020				2019
			Weighted-				Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of period	234,173	$6.60			349,023	$6.32
Granted	10,500	8.26			—	—
Exercised	(2,050)	6.78		$—	(17,961)	5.39		$47
Forfeited	(1,000)	7.10			(54,000)	6.58
Outstanding at end of period	241,623	$6.67	2.2	$47	277,062	$6.33	2.6	$461
Exercisable at end of period	183,416	$6.41	1.8	$47	185,970	$5.94	2.0	$383

The stock-based compensation expense amounts and fair values of options at the time of the grants were derived using the Black-Scholes option-pricing model. The following weighted average assumptions were used to value options granted for the nine months ended September 30, 2020. There were no options granted in 2019.

Expected life	5.5 years
Risk-free interest rate	0.95%
Expected volatility	27.83%
Expected dividend yield	$1.95
Weighted average per share fair value of options granted	$1.75

As of September 30, 2020, there was $173,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over the next 24 months.

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

	September 30,	December 31,
	2020	2019
	(dollars in thousands)
Standby letters of credit	$2,901	$3,325
Home equity lines of credit	16,772	16,917
Unadvanced construction commitments	78,114	79,378
Mortgage loan commitments	1,069	701
Lines of credit	33,866	16,501
Loans sold and serviced with limited repurchase provisions	49,624	76,536

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements and are limited to real estate transactions. The majority of these standby letters of credit expire within twelve months, with automatic one year renewals. The Bank has the option to stop any automatic renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes, except for certain standby letters of credit, that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2020 and December 31, 2019 for guarantees under standby letters of credit issued was $8,000 and $14,000, respectively.

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

Residential mortgage loan commitments not reflected in the accompanying statements of financial condition included one loan for $1.1 million at  September 30, 2020 and three loans totaling $701,000 at December 31, 2019.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer’s credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within a period ranging generally from 120 to 180 days after the sale date depending on the investor agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. We did not repurchase any loans during the nine months ended September 30, 2020 or 2019.

Other Contingencies

The Company provides banking services to customers who do business in the medical-use cannabis industry. While the growing, processing, and sales of medical-use cannabis is legal in the state of Maryland, the business currently violates Federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. The strict enforcement of Federal laws regarding medical-use cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the Company’s consolidated financial statements if the Federal government takes actions against the Company. As of September 30, 2020, the Company has not accrued an amount for the potential impact of any such actions.

Following is a summary of the level of business activities with our medical-use cannabis customers:

•

Deposit and loan balances at September 30, 2020 were approximately $46.7 million, or 6.0% of total deposits, and $18.7 million, or 2.8% of total loans, respectively. Deposit and loan balances at December 31, 2019 were approximately $22.8 million, or 3.4% of total deposits, and $14.0 million, or 2.2% of total loans, respectively.

•

Interest and noninterest income for the three months ended September 30, 2020 were approximately $202,000 and $1.6 million, respectively. Interest and noninterest income for the three months ended  September 30, 2019 were approximately $227,000 and $515,000, respectively.

•

Interest and noninterest income for the nine months ended September 30, 2020 were approximately $560,000 and $3.2 million, respectively. Interest and noninterest income for the nine months ended September 30, 2019 were approximately $655,000 and $1.5 million, respectively.

•

The volume of deposits in the accounts of medical-use cannabis customers for the three and nine months ended September 30, 2020 was approximately $148.6 million and $381.4 million, respectively. The volume of deposits in the accounts of medical-use cannabis customers for the three and nine months ended September 30, 2019 was approximately $70.5 million and $176.6 million, respectively.

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

Information pertaining to the carrying amounts of our derivative financial instruments follows:

	September 30, 2020		December 31, 2019
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)
Asset - IRLCs	$28,008	$995	$7,645	$179
Asset - mandatory forward contracts	16,209	115	10,591	23
Liability - IRLCs	33,505	6	—	—
Liability - mandatory forward contracts	5,105	19	—	—

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

Assets Measured on a Recurring Basis

The following table presents fair value measurements for assets that are measured at fair value on a recurring basis as of and for the nine months ended September 30, 2020:

			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
	Value	(Level 1)	(Level 2)	(Level 3)	Period Income
Assets:	(dollars in thousands)
AFS Securities - U.S. government agency notes	$6,384	$—	$6,384	$—	$—
AFS Securities - corporate obligations	1,986	—	1,986	—	—
AFS Securities - mortgage-backed securities	45,835	—	45,835	—	—
Mortgage loans held for sale ("LHFS")	21,722	—	21,722	—	92
MSRs	980	—	—	980	(868)
IRLCs	995	—	—	995	810
Best efforts forward contracts	101	—	101	—	69
Mandatory forward contracts	115	—	115	—	77
Liabilities:
IRLCs	6	—	—	6	6
Mandatory forward contracts	19	—	19	—	4
Best efforts forward contracts	90	—	90	—	81

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

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Fair Value	Valuation	Unobservable	Range
	Estimate	Technique	Input	(Weighted-Average)
September 30, 2020:	(dollars in thousands)
MSRs (1)	$980	Market Approach	Weighted average prepayment speed (PSA) (2)	330
IRLCs - net asset	989	Market Approach	Range of pull through rate	70% - 100%
			Average pull through rate	88%

December 31, 2019:
MSRs (1)	$323	Market Approach	Weighted average prepayment speed (CPR) (2)	11.10%
IRLCs - net asset	179	Market Approach	Range of pull through rate	70% - 95%
			Average pull through rate	83%

(1)	The weighted average was calculated with reference to the principal balance of the underlying mortgages.
(2)	PSA = Public Securities Association Standard Prepayment Model; CPR = Conditional Prepayment Rate

The following table shows the activity in the MSRs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Beginning balance	$615	$343	$323	$437
Additions	737	—	1,525	—
Valuation adjustment	(372)	(27)	(868)	(121)
Ending balance	$980	$316	$980	$316

The following table shows the activity in the IRLCs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Beginning balance	$546	$345	$179	$100
Valuation adjustment	443	(165)	810	80
Ending balance	$989	$180	$989	$180

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

Assets Measured on a Nonrecurring Basis

September 30, 2020
Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average (2)
(dollars in thousands)
Impaired loans	$3,143	$—	$—	$3,143	0% - 14%	7%

	December 31, 2019
			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average (2)
	(dollars in thousands)
Impaired loans	$4,437	$—	$—	$4,437	0% - 160%	8%
Real estate acquired through foreclosure	1,174	—	—	1,174	0% - 16%	10%

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

Fair Value of All Financial Instruments

The carrying value and fair value of all financial instruments are summarized in the following tables:

	September 30, 2020
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$142,823	$142,823	$—	$—	$142,823
Certificates of deposit held for investment	4,828	4,828	—	—	4,828
AFS securities	54,205	—	54,205	—	54,205
HTM securities	19,709	1,003	19,437	—	20,440
LHFS	21,722	—	21,722	—	21,722
Loans receivable, net	651,640	—	—	655,396	655,396
Restricted stock investments	1,661	—	1,661	—	1,661
Accrued interest receivable	2,521	—	2,521	—	2,521
MSRs	980	—	—	980	980
IRLCs	995	—	—	995	995
Best effort forward contracts	101	—	101	—	101
Mandatory forward contracts	115	—	115	—	115
Liabilities:
Deposits	783,238	—	784,060	—	784,060
Accrued interest payable	213	—	213	—	213
Borrowings	20,000	—	20,354	—	20,354
Subordinated debentures	20,619	—	—	16,135	16,135
IRLCs	6	—	—	6	6
Mandatory forward contracts	19	—	19	—	19
Best effort forward contracts	90	—	90	—	90

	December 31, 2019
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$88,193	$88,193	$—	$—	$88,193
Certificates of deposit held for investment	7,540	7,540	—	—	7,540
AFS securities	12,906	—	12,906	—	12,906
HTM securities	25,960	1,008	25,150	—	26,158
LHFS	10,910	—	10,910	—	10,910
Loans receivable, net	638,547	—	—	647,238	647,238
Restricted stock investments	2,431	—	2,431	—	2,431
Accrued interest receivable	2,458	—	2,458	—	2,458
MSRs	323	—	—	323	323
IRLCs	179	—	—	179	179
Mandatory forward contracts	23	—	23	—	23
Best effort forward contracts	23	—	23	—	23
Liabilities:
Deposits	661,049	—	662,418	—	662,418
Accrued interest payable	317	—	317	—	317
Borrowings	35,000	—	35,063	—	35,063
Subordinated debentures	20,619	—	—	16,754	16,754

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

There were no transfers between any of Levels 1, 2 and 3 for the nine months ended September 30, 2020 or 2019 or for the year ended December 31, 2019.

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

The Company

The Company is a savings and loan holding company chartered as a corporation in the state of Maryland in 1990. It conducts business primarily through three subsidiaries, Severn Savings Bank, FSB (the “Bank”), Mid-Maryland Title Company, Inc. (the “Title Company”), and SBI Mortgage Company (“SBI”). The Title Company is a real estate settlement company that handles commercial and residential real estate settlements in Maryland. SBI holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville Development Corporation (“Crownsville”), which is doing business as Annapolis Equity Group and acquires real estate for syndication and investment purposes. The Bank’s principal subsidiary, Louis Hyatt, Inc. (“Hyatt Commercial”), conducts business as Hyatt Commercial, a commercial real estate brokerage and property management company. We maintained seven branches in Anne Arundel County, Maryland at September 30, 2020. The branches offer a full range of deposit products and we originate mortgages in the Bank’s primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware, and Virginia. As of September 30, 2020, we had 181 full-time equivalent employees.

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

Effects on Our Market Areas

Our commercial and consumer banking products and services are offered primarily in Maryland, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity since March 2020. In Maryland, the Governor issued a series of orders, including ordering schools to close for an indefinite period of time and an order that, subject to limited exceptions, all individuals stay at home and non‑essential businesses cease all activities for an indeterminate amount of time. Since June 2020, many of these restrictions have been removed and some non-essential businesses were allowed to re-open in a limited capacity, adhering to social distancing and disinfection guidelines. The Bank has remained open during these orders because banks have been identified as essential services. The Bank has been serving its customers through its drive-ups, ATMs, and in all of its branch offices by appointment only.

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

●

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $659.0 billion loan program (revised by subsequent legislation) administered through the U.S. Small Business Administration (“SBA”), referred to as the paycheck protection program (“PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals were able to apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. PPP loans have an interest rate of 1.0%, a two-year or five-year loan term to maturity, and principal and interest payments deferred until the lender receives the applicable forgiven amount or the end of the borrower's loan forgiveness. The Bank participated as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under accounting principles generally accepted in the U.S. (“GAAP”) related to troubled debt restructure loans (“TDR” or “TDRs”) for a limited period of time to account for the effects of COVID-19.

●

On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. On August 3, 2020, Interagency Statement on Additional Loan Accommodations Related to COVID-19 was issued that addresses loans nearing the end of their original relief period and provides guidance for extension of such relief period.

●

On April 9, 2020, the FRB announced additional measures aimed at supporting small and mid-sized businesses, as well as state and local governments impacted by COVID-19. The FRB announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the Main Street New Loan Facility (“MSNLF”) and (2) the Main Street Expanded Loan Facility (“MSELF”). MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program is $600.0 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The FRB also stated that it would provide additional funding to banks offering PPP loans to help struggling small businesses. The PPP Loan Facility (“PPPLF”) was created by the FRB on April 9, 2020 to facilitate lending by participating financial institutions to small businesses under the PPP of the CARES Act. Under the facility, the FRB lends to participating financial institutions on a non-recourse basis, taking PPP loans as collateral. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio. To date, due to our high liquidity levels, we have not participated in the PPPLF.

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

Effects on Our Business

The COVID-19 pandemic and the specific developments referred to above could have and are expected to continue to have a significant impact on our business. The outbreak of COVID-19 could continue to adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant, and retail industries will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels, and results of operations could be adversely affected. As of September 30, 2020, we held $4.1 million, $14.5 million, and $42.9 million in hotel, restaurant, and retail industry loans, respectively.

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

●

acted as a participating lender in the PPP. We believe it is our responsibility as a community bank to assist the SBA in the distribution of funds authorized under the CARES Act to our customers and communities, which we have carried out in a prudent and responsible manner. As of September 30, 2020, we held $46.9 million in PPP loans in our loan portfolio, and are working diligently with customers on the loan forgiveness aspect of the program (see Note 3 to the Consolidated Financial Statements for more information regarding PPP loans and loan modifications under the CARES Act); and

●

closing all branches to customer activity indefinitely, except for drive-up and appointment only services. We continue to pay all employees according to their normal work schedule, even if their work has been reduced. No employees have been furloughed. Employees whose job responsibilities can be effectively carried out remotely are working from home. Employees whose critical duties require their continued presence on-site are observing social distancing and cleaning protocols.

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

We have experienced a decline in profitability for the three and nine months ended September 30, 2020, primarily due to a decrease in net interest income, an increased provision for loan losses, and increased noninterest expenses, partially offset by increased noninterest income. Net interest income decreased primarily due to a declining interest rate environment, resulting from rate reductions by the FRB in response to the COVID-19 pandemic (see additional information on COVID-19 above and in Item 1A – Risk Factors of Part II of this Quarterly Report on Form 10-Q). We recognized increased revenue from mortgage-banking activities. We recorded $100,000 and $850,000 in provision for loan losses for the three and nine months ended September 30, 2020, respectively. Noninterest expenses increased for the nine months ended September 30, 2020 due to increased investments in staff, property, and systems to enhance production and efficiency, as well as to increased commissions corresponding to the increased mortgage production.

The Company expects to experience similar market conditions during the remainder of 2020, provided interest rates do not increase or decrease rapidly. If interest rates change rapidly, demand for loans may fluctuate and our interest rate spread could change significantly. We continue to manage loan and deposit pricing against the potential risks of rising costs of our deposits and borrowings. Interest rates are outside of our control, so we must attempt to balance the pricing and duration of the loan portfolio against the risks of rising or declining costs of our deposits and borrowings. The continued success and attraction of Anne Arundel County, Maryland, and vicinity, will also be important to our ability to originate and grow loans and deposits, as will our continued focus on maintaining a low overhead. If volatility in the market and the economy continues to occur, our business, financial condition, results of operations, access to funds, and the price of our stock could be materially and adversely impacted. Despite our declining profitability in 2020, we believe the Company is well prepared for the economic and social consequences of the COVID-19 global pandemic in future periods.

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

Results of Operations

Net Income

Three Months Ended September 30

Net income decreased by $483,000, or 20.3%, to $1.9 million for the three months ended September 30, 2020 compared to $2.4 million for the three months ended September 30, 2019. Basic and diluted income per share were $0.15 for the three months ended September 30, 2020, compared to $0.19 for the three months ended September 30, 2019. The decrease in net income reflected decreased net interest income, an increased provision for loan losses, and increased noninterest expense, partially offset by increased noninterest income.

Nine Months Ended September 30

Net income decreased by $3.0 million, or 41.4%, to $4.2 million for the nine months ended September 30, 2020 compared to $7.2 million for the nine months ended September 30, 2019. Basic and diluted income per share were $0.33 for the nine months ended September 30, 2020, compared to $0.56 for the nine months ended September 30, 2019. The decrease in net income reflected decreased net interest income, an increased provision for loan losses, and increased noninterest expense, partially offset by increased noninterest income.

Net Interest Income

Net interest income was significantly impacted by a declining interest rate environment directly related to the COVID-19 pandemic. The abrupt decline in interest rates during 2020 not only reduced interest income on floating-rate commercial loans and other liquid assets, but it also reduced competitive pressures and depositor expectations concerning deposit interest rates. Because of the need to maintain higher levels of liquidity and delays in business investment activity due to COVID-19 disruptions, some further compression of our net interest margin is likely in future periods, but a reasonably robust recovery in business conditions could enable us to deploy our additional asset generation resources and thus reallocate some of our excess liquidity. Additionally, at September 30, 2020, we held $46.9 million in low-yielding PPP loans, which reduced our net interest margin. Our yields and net interest margin could be affected in future periods by the effect of the forgiveness aspect of the PPP loans as the recognition of the net origination fees will be accelerated once payments are received.

Three Months Ended September 30

Net interest income decreased by $1.1 million or 14.6%, to $6.5 million for the three months ended September 30, 2020, compared to $7.6 million for the same period of 2019. Our net interest margin decreased from 3.53% for the three months ended September 30, 2019 to 3.05% for the three months ended September 30, 2020.

Nine Months Ended September 30

Net interest income decreased by $3.6 million or 15.5%, to $19.9 million for the nine months ended September 30, 2020, compared to $23.6 million for the same period of 2019. Our net interest margin decreased from 3.58% for the nine months ended September 30, 2019 to 3.21% for the nine months ended September 30, 2020.

Interest Income

Three Months Ended September 30

Interest income decreased by $1.9 million, or 19.4%, to $7.9 million for the three months ended September 30, 2020, compared to $9.9 million for the three months ended September 30, 2019, due primarily to the low interest rate environment created by the COVID-19 pandemic. The average yield on interest-earning assets decreased 83 basis points to 3.71% for the three months ended September 30, 2020 from 4.54% for the three months ended September 30, 2019. The average yield on loans held for investment decreased from 5.33% for the three months ended September 30, 2019 to 4.59% for the three months ended September 30, 2020 as a result of the decreased interest rate environment in the third quarter of 2020 compared to the third quarter of 2019. The average yield on other interest-earning assets decreased to 0.18% for the three months ended September 30, 2020 from 1.43% for the three months ended September 30, 2019, primarily due to a change in the mix of other interest-earning asset types and the decreased rate environment. We held less certificates of deposit held for investment during the three months ended September 30, 2020 than during the three months ended September 30, 2019. Average interest-earning assets decreased from $860.3 million for the three months ended September 30, 2019 to $852.0 million for the three months ended September 30, 2020, due primarily to a decline in average loans of $22.8 million, partially offset by an increase in average other interest-earning assets of $10.2 million. The increase in average other interest-earning assets resulted primarily from increased average interest-earning deposits in banks, which was the result of increased loan payoffs, which also reduced average loans in the third quarter of 2020.

Nine Months Ended September 30

Interest income decreased by $5.4 million, or 17.6%, to $25.2 million for the nine months ended September 30, 2020, compared to $30.6 million for the nine months ended September 30, 2019, due to both a low interest rate environment created by the COVID-19 pandemic and a decreased level of average interest-earning assets in 2020. Average interest-earning assets decreased from $881.4 million for the nine months ended September 30, 2019 to $828.5 million for the nine months ended September 30, 2020, due primarily to a decline in average other interest-earning assets of $25.2 million and a decline in average loans of $27.0 million. The decrease in average other interest-earning assets resulted primarily from decreased average interest-earning deposits in banks, which was the result of decreased deposits from our medical-use cannabis customers. The decrease in average loans outstanding was a result of significant loan payoffs in 2020. The average yield on interest-earning assets decreased 57 basis points to 4.07% for the nine months ended September 30, 2020 from 4.64% for the nine months ended September 30, 2019. The average yield on other interest-earning assets decreased to 0.48% for the nine months ended September 30, 2020 from 2.06% for the nine months ended September 30, 2019, primarily due to a change in the mix of other interest-earning asset types and the decreased rate environment. We held less certificates of deposit held for investment during the nine months ended September 30, 2020 than during the nine months ended September 30, 2019. The average yield on loans held for investment decreased from 5.41% for the nine months ended September 30, 2019 to 4.87% for the nine months ended September 30, 2020 as a result of the decreased interest rate environment compared to the same period of 2019 and lower yielding PPP loans.

Interest Expense

Three Months Ended September 30

Total interest expense was $1.4 million for the three months ended September 30, 2020 and $2.2 million for the three months ended September 30, 2019. The decrease in interest expense was due to both a decrease in the average balance of interest-bearing liabilities from $649.9 million for the three months ended September 30, 2019 to $565.4 million for the three months ended September 30, 2020 and a decrease in the average rate paid on interest-bearing liabilities from 1.35% for the three months ended September 30, 2019 to 0.99% for the same period of 2020. The average balance of interest-bearing checking and savings accounts decreased from $378.4 million for the three months ended September 30, 2019 to $320.8 million for the three months ended September 30, 2020, primarily due to decreases in our medical-use cannabis related accounts. The average balance of certificates of deposit decreased from $199.1 million for the three months ended September 30, 2019 to $190.7 million for the same period of 2020 due to runoff from maturing certificates of deposit. The average rate on certificates of deposit decreased from 2.54% for the three months ended September 30, 2019 to 1.37% for the three months ended September 30, 2020. Average borrowings decreased $18.6 million during the three months ended September 30, 2020 compared to the same period of 2019 due to payoffs of Federal Home Loan Bank of Atlanta (“FHLB”) advances.

Nine Months Ended September 30

Total interest expense was $5.3 million for the nine months ended September 30, 2020 and $7.0 million for the nine months ended September 30, 2019. The decrease in interest expense was primarily due to a decrease in the average balance of interest-bearing liabilities from $674.0 million for the nine months ended September 30, 2019 to $565.7 million for the nine months ended September 30, 2020. The average balance of interest-bearing checking and savings accounts decreased from $391.6 million for the nine months ended September 30, 2019 to $317.3 million for the nine months ended September 30, 2020, primarily due to decreases in our medical-use cannabis related accounts. The average balance of certificates of deposit decreased from $205.4 million for the nine months ended September 30, 2019 to $193.4 million for the same period of 2020 due to runoff from maturing certificates of deposit. Average borrowings decreased $22.0 million during the nine months ended September 30, 2020 compared to the same period of 2019 due to payoffs of FHLB advances. The average rate on interest-bearing liabilities decreased 15 basis points from 1.40% for the nine months ended September 30, 2019 to 1.25% for the nine months ended September 30, 2020.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and average rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended September 30,
	2020			2019
	Average		Yield/	Average		Yield/
	Balance	Interest (2)	Rate (4)	Balance	Interest (2)	Rate (4)
ASSETS	(dollars in thousands)
Loans (1)	$655,022	$7,550	4.59%	$677,792	$9,109	5.33%
Mortgage loans held for sale ("LHFS")	17,774	51	1.14%	12,797	37	1.15%
Available-for-sale ("AFS") securities	23,776	162	2.71%	11,169	47	1.67%
Held-to-maturity ("HTM") securities	22,347	110	1.96%	34,977	177	2.01%
Other interest-earning assets (3)	130,824	58	0.18%	120,605	434	1.43%
Restricted stock investments, at cost	2,263	10	1.76%	2,952	50	6.72%
Total interest-earning assets	852,006	7,941	3.71%	860,292	9,854	4.54%
Allowance	(7,816)			(8,091)
Cash and other noninterest-earning assets	44,371			46,755
Total assets	$888,561	7,941		$898,956	9,854

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Checking and savings	$320,845	486	0.60%	$378,360	459	0.48%
Certificates of deposit	190,748	656	1.37%	199,127	1,273	2.54%
Total interest-bearing deposits	511,593	1,142	0.89%	577,487	1,732	1.19%
Borrowings	53,758	269	1.99%	72,397	473	2.59%
Total interest-bearing liabilities	565,351	1,411	0.99%	649,884	2,205	1.35%
Noninterest-bearing deposit accounts	208,210			137,598
Other noninterest-bearing liabilities	7,292			8,181
Stockholders' equity	107,708			103,293
Total liabilities and stockholders' equity	$888,561	1,411		$898,956	2,205
Net interest income/net interest spread		$6,530	2.72%		$7,649	3.19%
Net interest margin			3.05%			3.53%

(1)	Nonaccrual loans are included in average loans.
(2)	There are no tax equivalency adjustments.
(3)	Other interest-earning assets include interest-earning deposits, federal funds sold, and certificates of deposit held for investment.
(4)	Annualized.

	Nine Months Ended September 30,
	2020			2019
	Average		Yield/	Average		Yield/
	Balance	Interest (2)	Rate (4)	Balance	Interest (2)	Rate (4)
ASSETS	(dollars in thousands)
Loans (1)	$651,491	$23,762	4.87%	$678,495	$27,436	5.41%
LHFS	16,588	255	2.05%	9,851	103	1.40%
AFS securities	18,015	337	2.50%	11,593	148	1.71%
HTM securities	23,278	370	2.12%	36,336	576	2.12%
Other interest-earning assets (3)	116,804	418	0.48%	142,039	2,192	2.06%
Restricted stock investments, at cost	2,353	76	4.31%	3,110	166	7.14%
Total interest-earning assets	828,529	25,218	4.07%	881,424	30,621	4.64%
Allowance	(7,522)			(8,080)
Cash and other noninterest-earning assets	44,913			43,788
Total assets	$865,920	25,218		$917,132	30,621

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Checking and savings	$317,306	1,519	0.64%	$391,596	2,083	0.71%
Certificates of deposit	193,438	2,803	1.94%	205,416	3,416	2.22%
Total interest-bearing deposits	510,744	4,322	1.13%	597,012	5,499	1.23%
Borrowings	54,999	966	2.35%	77,005	1,543	2.68%
Total interest-bearing liabilities	565,743	5,288	1.25%	674,017	7,042	1.40%
Noninterest-bearing deposits	184,707			135,763
Other noninterest-bearing liabilities	7,873			5,227
Stockholders' equity	107,597			102,125
Total liabilities and stockholders' equity	$865,920	5,288		$917,132	7,042
Net interest income/net interest spread		$19,930	2.82%		$23,579	3.24%
Net interest margin			3.21%			3.58%

(1)	Nonaccrual loans are included in average loans.
(2)	There are no tax equivalency adjustments.
(3)	Other interest-earning assets include interest-earning deposits, federal funds sold, and certificates of deposit held for investment.
(4)	Annualized.

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

	Three Months Ended September 30, 2020 vs. 2019			Nine Months Ended September 30, 2020 vs. 2019
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
Interest earned on:	(dollars in thousands)
Loans	$(1,258)	$(301)	$(1,559)	$(2,619)	$(1,055)	$(3,674)
LHFS	(1)	15	14	62	90	152
AFS securities	42	73	115	86	103	189
HTM Securities	(5)	(62)	(67)	1	(207)	(206)
Other interest-earning assets	(609)	233	(376)	(1,441)	(333)	(1,774)
Restricted stock investments, at cost	(30)	(10)	(40)	(56)	(34)	(90)
Total interest income	(1,861)	(52)	(1,913)	(3,967)	(1,436)	(5,403)

Interest paid on:
Interest-bearing deposits:
Checking and savings	362	(335)	27	(196)	(368)	(564)
Certificates of deposit	(565)	(52)	(617)	(423)	(190)	(613)
Total interest-bearing deposits	(203)	(387)	(590)	(619)	(558)	(1,177)
Borrowings	(96)	(108)	(204)	(175)	(402)	(577)
Total interest expense	(299)	(495)	(794)	(794)	(960)	(1,754)
Net interest income	$(1,562)	$443	$(1,119)	$(3,173)	$(476)	$(3,649)

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

We recorded $100,000 and $850,000 in provision for loan losses for the three and nine months ended September 30, 2020 primarily due to economic factors related to the COVID-19 pandemic. We recorded a reversal of provision for loan losses of $500,000 for both the three and nine months ended September 30, 2019.

.See additional information about the provision for loan losses under “Credit Risk Management and the Allowance” later in this Item.

Noninterest Income

Three Months Ended September 30

Total noninterest income increased by $1.9 million or 67.5%, to $4.7 million for the three months ended September 30, 2020, compared to $2.8 million for the three months ended September 30, 2019, with the majority of the increase from mortgage-banking revenue. Mortgage-banking revenue increased $1.8 million, or 163.7%, due to the increased volume of loans originated from $46.9 million during the three months ended September 30, 2019 to $88.9 million during the three months ended September 30, 2020. The Title Company generated $426,000 in revenue during the three months ended September 30, 2020 compared to $362,000 for the three months ended September 30, 2019 due to an increase in loan closings and related title work.

Nine Months Ended September 30

Total noninterest income increased by $3.3 million or 42.8%, to $11.0 million for the nine months ended September 30, 2020, compared to $7.7 million for the nine months ended September 30, 2019, with the majority of the increase from mortgage-banking revenue. Mortgage-banking revenue increased $3.6 million or 124.6%, due to the increased volume of loans originated from $135.8 million during the nine months ended September 30, 2019 to $212.7 million during the nine months ended September 30, 2020. A significant portion of the originations were refinances due to the drop in interest rates. The Title Company generated $890,000 in revenue during the nine months ended September 30, 2020 compared to $841,000 for the nine months ended September 30, 2019. Real estate commissions decreased $434,000 primarily due to the lack of activity in real estate sales as a result of the COVID-19 pandemic.

Noninterest Expense

Three Months Ended September 30

Total noninterest expense increased $692,000 or 9.0% to $8.4 million for the three months ended September 30, 2020 compared to $7.7 million for the three months ended September 30, 2019, primarily due to an increase in compensation and related expenses. Compensation and related expenses increased by $981,000, or 19.4%, to $6.0 million for the three months ended September 30, 2020, compared to $5.1 million for the three months ended September 30, 2019. This increase was primarily due to annual salary increases, additional hirings for the Crofton branch, and increased commission expense that corresponds with our increased mortgage-banking volumes. Writedowns, losses, and costs of real estate acquired through foreclosure decreased $153,000 primarily due to a $77,000 recovery related to one property received during the three months ended September 30, 2020. Professional fees decreased $105,000 primarily due to less consulting fees for SOX related matters.

Nine Months Ended September 30

Total noninterest expense increased $2.2 million, or 9.9%, to $24.1 million for the nine months ended September 30, 2020, compared to $21.9 million for the nine months ended September 30, 2019, primarily due to increases in compensation and related expenses, occupancy expenses, and data processing fees. Compensation and related expenses increased by $2.2 million, or 15.0%, to $16.7 million for the nine months ended September 30, 2020, compared to $14.5 million for the nine months ended September 30, 2019. This increase was primarily due to annual salary increases, additional hirings for our new Crofton branch, and increased commission expense that corresponds with our increased mortgage-banking volumes. Occupancy expenses increased $165,000, or 13.9%, primarily due to the addition of the Crofton branch. We also incurred additional expenses related to COVID-19 protocols. Data processing fees increased $203,000 due to additional efficiency and security enhancements to our core and related systems, as well as the implementation in late 2019 of a new customer relationship management (“CRM”) system. We recognized a $76,000 loss on disposal of premises and equipment when we terminated a lease agreement. We experienced a $214,000 decrease in professional fees as we were no longer utilizing consultants in 2020 for SOX related matters. Writedowns, losses, and costs of real estate acquired through foreclosure decreased $212,000 due to the aforementioned recovery received in 2020 in addition to less activity related to real estate acquired through foreclosure in 2020.

Income Tax Provision

Three Months Ended September 30

We recorded a $883,000 tax provision on net income before income taxes of $2.8 million for the three months ended September 30, 2020 for an effective tax rate of 31.8%, compared to an income tax provision of $911,000 on net income before income taxes of $3.3 million for the three months ended September 30, 2019, for an effective tax rate of 27.7%.

Nine Months Ended September 30

We recorded a $1.8 million tax provision on net income before income taxes of $6.0 million for the nine months ended September 30, 2020 for an effective tax rate of 29.5%, compared to an income tax provision of $2.7 million on net income before income taxes of $9.8 million for the nine months ended September 30, 2019, for an effective tax rate of 27.1%.

Financial Condition

Total assets increased $112.0 million to $938.9 million at September 30, 2020, compared to $826.9 million at December 31, 2019. This increase was primarily due to a $54.6 million, or 61.9%, increase in cash and cash equivalents, to $142.8 million at September 30, 2020 from $88.2 million at December 31, 2019 due primarily to increased deposits. We also experienced an increase in loans of $14.6 million, or 2.3%, to $660.3 million at September 30, 2020 from $645.7 million at December 31, 2019. Additionally, we had approximately $2.5 million of securities that had not yet settled at September 30, 2020, which grossed up total assets. Total deposits increased $122.2 million, or 18.5%, to $783.2 million at September 30, 2020 compared to $661.0 million at December 31, 2019. Stockholders’ equity increased $2.8 million to $108.3 million at September 30, 2020 compared to $105.5 million at December 31, 2019, due to net income to date for the year and decreased accumulated comprehensive loss, partially offset by dividends paid to stockholders.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals. We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios. We held $54.2 million and $12.9 million in securities classified as AFS as of September 30, 2020 and December 31, 2019, respectively. We held $19.7 million and $26.0 million, respectively, in securities classified as HTM as of September 30, 2020 and December 31, 2019.

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries impact the securities market. Quarterly, we review each security in our portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as other-than-temporary impairment (“OTTI”). For the three and nine months ended September 30, 2020, we determined that no OTTI charges were required.

All of the AFS and HTM securities that are temporarily impaired as of September 30, 2020 were so due to declines in fair values resulting from changes in interest rates or decreased credit/liquidity spreads compared to the time they were purchased. We have the intent to hold these securities to maturity (including those designated as AFS) and it is more likely than not that we will not be required to sell the securities before recovery of value. As such, management considers the impairments to be temporary.

Our securities portfolio composition is as follows:

	AFS		HTM
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(dollars in thousands)
U.S. Treasury securities	$—	$—	$999	$994
U.S. government agency notes	6,384	5,019	2,985	4,986
Corporate obligations	1,986	—	—	—
Mortgage-backed securities	45,835	7,887	15,725	19,980
	$54,205	$12,906	$19,709	$25,960

LHFS

We originate residential mortgage loans for sale on the secondary market. Such LHFS, which are carried at fair value, amounted to $21.7 million at September 30, 2020 and $10.9 million at December 31, 2019, the majority of which are subject to purchase commitments from investors. The increase in LHFS was primarily due to increased originations and to the timing of loans pending sale on the secondary market.

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total interest-earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio:

	September 30, 2020		December 31, 2019
		Percent		Percent
	Amount	of Total	Amount	of Total
	(dollars in thousands)
Residential Mortgage	$237,771	35.8%	$269,654	41.6%
Commercial	88,683	13.4%	43,127	6.7%
Commercial real estate	239,570	36.1%	229,257	35.3%
Land acquisition, development, and construction ("ADC")	84,392	12.7%	92,822	14.3%
Home equity/2nds	12,130	1.8%	12,031	1.9%
Consumer	1,436	0.2%	1,541	0.2%
Loans receivable, before net unearned fees	$663,982	100.0%	$648,432	100.0%

Total loans, net of unearned loan fees, increased by $14.6 million, or 2.3%, to $660.3 million at September 30, 2020, compared to $645.7 million at December 31, 2019. This increase was due primarily to the origination of PPP loans and commercial real estate loans, partially offset by increased payoffs of residential real estate and ADC loans.

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

Management has an established methodology to determine the adequacy of the Allowance that assesses the risks and losses inherent in the loan portfolio. Our Allowance methodology employs management’s assessment as to the level of future losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers’ current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and/or lines of business. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. In addition, we evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors. Our risk management practices are designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may inherently exist within the loan portfolio. The assessment aspects involved in analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses. In 2020, we adjusted our economic risk factors to incorporate the current economic implications and rising unemployment rate from the COVID-19 pandemic. For more detailed information about our Allowance methodology and risk rating system, see Note 3 to the Consolidated Financial Statements.

The following table summarizes the activity in our Allowance by portfolio segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Allowance, beginning of period	$8,169	$8,093	$7,138	$8,044
Charge-offs:
Residential mortgage	(39)	—	(39)	(20)
Commercial	—	—	—	—
Commercial real estate	(49)	(199)	(49)	(199)
ADC	—	—	—	—
Home equity/2nds	—	—	—	—
Consumer	—	(2)	(15)	(14)
Total charge-offs	(88)	(201)	(103)	(233)
Recoveries:
Residential mortgage	453	3	633	11
Commercial	3	—	11	—
Commercial real estate	34	30	136	97
ADC	—	—	—	—
Home equity/2nds	4	3	7	9
Consumer	—	3	3	3
Total recoveries	494	39	790	120
Net recoveries (charge-offs)	406	(162)	687	(113)
Provision for (reversal of) loan losses	100	(500)	850	(500)
Allowance, end of period	$8,675	$7,431	$8,675	$7,431
Loans:
Period-end balance	$660,315	$660,879	$660,315	$660,879
Average balance during period	655,022	677,792	651,491	678,495
Allowance as a percentage of period-end loan balance (1)	1.31%	1.12%	1.31%	1.12%
Percent of average loans (annualized):
Provision for (reversal of) loan losses	0.06%	(0.29)%	0.17%	(0.10)%
Net recoveries (charge-offs)	0.25%	(0.09)%	0.14%	(0.02)%

(1) The Allowance at September 30, 2020, as a percentage of total loans, excluding PPP loans was 1.41%

The following table summarizes our allocation of the Allowance by loan segment:

	September 30, 2020			December 31, 2019
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
	Amount	of Total	Loans	Amount	of Total	Loans
	(dollars in thousands)
Residential mortgage	$2,439	28.1%	35.8%	$2,264	31.7%	41.6%
Commercial	1,683	19.4%	13.4%	1,421	19.9%	6.7%
Commercial real estate	1,569	18.1%	36.1%	984	13.8%	35.3%
ADC	2,779	32.0%	12.7%	2,286	32.0%	14.3%
Home equity/2nds	178	2.1%	1.8%	134	1.9%	1.9%
Consumer	—	—%	0.2%	—	—%	0.2%
Unallocated	27	0.3%	—%	49	0.7%	—%
Total	$8,675	100.0%	100.0%	$7,138	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the Allowance as a best estimate of inherent losses within the portfolio. The Allowance totaled $8.7 million at September 30, 2020 and $7.1 million at December 31, 2019. Any changes in the Allowance from period to period reflect management’s ongoing application of its methodologies to establish the Allowance, which, for the nine months ended September 30, 2020, resulted in increased allocated Allowances for the majority of the loan segments, primarily due to economic factors related to the COVID-19 pandemic.

As a result of our Allowance analysis, we recorded a provision for loan losses of $100,000 and $850,000 during the three and nine months ended September 30, 2020, respectively. We recorded a reversal of provision for loan losses of $500,000 for both the three and nine months ended September 30, 2019. We recorded net recoveries of $406,000 and $687,000, respectively, during the three and nine months ended September 30, 2020 and net charge-offs of $162,000 and $113,000, respectively, during the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2020, annualized net recoveries as a percentage of average loans outstanding amounted to 0.25% and 0.14%, respectively. During the three and nine months ended September 30, 2019, annualized net charge-offs as a percentage of average loans outstanding amounted to 0.09% and 0.02%, respectively. The Allowance as a percentage of outstanding loans was 1.31% as of September 30, 2020 compared to 1.12% as of December 31, 2019, the increase in which was primarily the result of the net recoveries recognized in 2020, an increase in the qualitative factors used in the calculation of the Allowance, as well as the decrease in outstanding loans, net of PPP loans. PPP loans are fully guaranteed by the SBA and, therefore, not required to have an allocated Allowance. The Allowance as a percentage of outstanding loans less PPP loans amounted to 1.41% at September 30, 2020.

Although management uses available information to establish the appropriate level of the Allowance, future additions or reductions to the Allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions, and other factors. As a result, our Allowance may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our Allowance and related methodology. Such agencies may require us to recognize adjustments to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of September 30, 2020 and is sufficient to address the credit losses inherent in the current loan portfolio. Management will continue to evaluate the adequacy of the Allowance as more economic data becomes available and as changes within our portfolio are known. The effects of the COVID-19 pandemic may require us to fund additional increases in the Allowance in future periods.

Nonperforming Assets (“NPAs”)

Given the volatility of the real estate market, it is very important for us to have current valuations on our NPAs. Generally, we obtain appraisals or alternative valuations on NPAs annually. In addition, as part of our asset monitoring activities, we maintain a Loss Mitigation Committee that meets monthly. During these Loss Mitigation Committee meetings, all NPAs and loan delinquencies are reviewed. Additionally, loans in industries vulnerable to the effects of COVID-19 and loans that were or continue to be on interest deferral are reviewed. We also produce an NPA report which is distributed monthly to senior management and is also discussed and reviewed at the Loss Mitigation Committee meetings. This report contains all relevant data on the NPAs, including the latest appraised value (or alternative valuation vehicle) and valuation date. Accordingly, these reports identify which assets will require an updated valuation. As a result, we have not experienced any internal delays in identifying which loans/credits require updated valuations. With respect to the ordering process of appraisals, we have not experienced any delays in turnaround time nor has this been an issue over the past three years. Furthermore, we have not had any delays in turnaround time or variances thereof in our specific loan operating markets.

NPAs, expressed as a percentage of total assets, totaled 0.73% at September 30, 2020 and 0.80% at December 31, 2019. The ratio of the Allowance to nonperforming loans was 148.7% at September 30, 2020 and 168.3% at December 31, 2019.

The distribution of our NPAs is illustrated in the following table. We did not have any loans greater than 90 days past due and still accruing at September 30, 2020 or December 31, 2019.

	September 30, 2020	December 31, 2019
Nonaccrual Loans:	(dollars in thousands)
Residential mortgage	$5,356	$3,766
Commercial real estate	288	237
ADC	66	89
Home equity/2nds	122	150
	5,832	4,242
Real Estate Acquired Through Foreclosure:
Residential mortgage	—	1,377
Commercial real estate	452	452
ADC	558	558
	1,010	2,387
Total NPAs	$6,842	$6,629

Nonaccrual loans totaled $5.8 million, or 0.88% of total loans, at September 30, 2020 and $4.2 million, or 0.66% of total loans at December 31, 2019. Significant activity in nonaccrual loans during the nine months ended September 30, 2020 included the addition of five loans in the amount of $3.0 million to nonaccrual loans, one loan paid off in the amount of $111,000, one loan charged off for $39,000, and one loan returned to accrual status in the amount of $808,000.

Real estate acquired through foreclosure decreased $1.4 million to $1.0 million at September 30, 2020 compared to $2.4 million at December 31, 2019, primarily due to the sale of three residential mortgage properties existing at December 31, 2019.

The activity in our real estate acquired through foreclosure was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Balance at beginning of period	$1,010	$1,430	$2,387	$1,537
Real estate acquired in satisfaction of loans	—	516	—	687
Write-downs and losses on real estate acquired through foreclosure	—	(73)	(80)	(244)
Proceeds from sales of real estate acquired through foreclosure	—	—	(1,297)	(107)
Balance at end of period	$1,010	$1,873	$1,010	$1,873

TDRs

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. See Significant Developments – COVID-19 for information regarding the CARES Act and its effect on modifications.

The composition of our TDRs is illustrated in the following table:

	September 30, 2020	December 31, 2019
Residential mortgage:	(dollars in thousands)
Nonaccrual	$80	$85
<90 days past due/current	6,716	7,675
Commercial real estate:
Nonaccrual	—	—
<90 days past due/current	969	984
ADC:
Nonaccrual	—	—
<90 days past due/current	129	130
Consumer:
Nonaccrual	—	—
<90 days past due/current	64	69
Totals:
Nonaccrual	80	85
<90 days past due/current	7,878	8,858
	$7,958	$8,943

See additional information on TDRs in Note 3 to the Consolidated Financial Statements herein.

Deposits

Deposits totaled $783.2 million at September 30, 2020 and $661.0 million at December 31, 2019. The $122.2 million increase was primarily the result of short-term medical-use cannabis related funds (funds that have not yet actually been used in the medical-use cannabis industry) that account holders have placed at the Bank temporarily while looking for desired investments in the industry. Management is aware of the short-term nature of such medical-use cannabis related deposits and offset those funds by maintaining short-term liquidity to meet any deposit outflows.

The deposit breakdown is as follows:

	September 30, 2020		December 31, 2019
		Percent		Percent
	Balance	of Total	Balance	of Total
	(dollars in thousands)
NOW	$104,491	13.3%	$83,612	12.6%
Money market	157,403	20.1%	162,621	24.6%
Savings	62,000	7.9%	61,514	9.3%
Certificates of deposit	218,846	28.0%	230,401	34.9%
Total interest-bearing deposits	542,740	69.3%	538,148	81.4%
Noninterest-bearing deposits	240,498	30.7%	122,901	18.6%
Total deposits	$783,238	100.0%	$661,049	100.0%

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

At September 30, 2020, our total credit line with the FHLB was $274.1 million. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public. Our outstanding FHLB advance balance at September 30, 2020 and December 31, 2019 was $20.0 million and $35.0 million, respectively.

At September 30, 2020, we also maintained a line of credit with a bankers' bank in the amount of $11.0 million, which we had not drawn upon.

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB as of September 30, 2020:

Principal
Amount (in thousands)	Rate	Maturity
$10,000	1.92%	2020
10,000	2.19%	2022
$20,000

Certain loans in the amount of $128.4 million have been pledged under a blanket floating lien to the FHLB as collateral against advances at September 30, 2020.

Subordinated Debentures

As of both September 30, 2020 and December 31, 2019, the Company had outstanding $20.6 million in principal amount of Junior Subordinated Debt Securities, due in 2035 (the “2035 Debentures”). The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association as Trustee. The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR plus 200 basis points, and mature on January 7, 2035. Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture. The 2035 Debentures became redeemable, in whole or in part, by the Company on January 7, 2010.

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

Under the terms of the 2035 Debentures, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing. As of September 30, 2020, we were current on all interest due on the 2035 Debentures.

Capital Resources

Total stockholders’ equity increased $2.8 million to $108.3 million at September 30, 2020 compared to $105.5 million as of December 31, 2019. The increase was the result of 2020 net income to date and a decrease in accumulated other comprehensive loss, partially offset by dividends paid to stockholders during the nine months ended September 30, 2020.

Capital Adequacy

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2020 and December 31, 2019, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.” As of January 1, 2020, the Bank elected to follow the Community Bank Leverage Ratio. See details of our capital ratios in Note 4 of the Consolidated Financial Statements.

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

In addition to our ability to generate deposits, we have external sources of funds, which may be drawn upon when desired. The primary source of external liquidity is an available line of credit with the FHLB. The Bank’s total credit availability under the FHLB’s credit availability program was $274.1 million at September 30, 2020, of which $20.0 million was outstanding. In addition, at September 30, 2020, we also maintained a line of credit with a bankers' bank in the amount of $11.0 million, which we had not drawn upon.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $129.8 million at September 30, 2020. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. We expect to fund these commitments from the sources of liquidity described above.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity. As of September 30, 2020, we had no material commitments for capital expenditures.

Our ability to acquire deposits or borrow could be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. As of September 30, 2020, we have not yet experienced any negative impact on our liquidity due to COVID-19. At September 30, 2020, management considered the Company’s liquidity level to be sufficient for the purposes of meeting our cash flow requirements. We are not aware of any undisclosed known trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in our liquidity.

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

Inflation

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with GAAP and practices within the banking industry which require the measurement of financial condition and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. As a financial institution, virtually all of our assets and liabilities are monetary in nature and interest rates have a more significant impact on our performance than the effects of general levels of inflation. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless mitigated by a corresponding increase in our revenues. However, we believe that the impact of inflation on our operations was not material for the three and nine months ended September 30, 2020 and 2019.

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

The matching of maturity or repricing of interest-earning assets and interest-bearing liabilities may be analyzed by examining the extent to which these assets and liabilities are interest rate sensitive and by monitoring the Bank’s interest rate sensitivity gap. An interest-earning asset or interest-bearing liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. The difference between rate sensitive assets and rate sensitive liabilities represents the Bank’s interest sensitivity gap. At September 30, 2020, we had a one-year cumulative negative gap of $140.7 million.

Exposure to interest rate risk is actively monitored by management. The objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. We use the PROFITstar® model to monitor our exposure to interest rate risk, which calculates changes in the economic value of equity (“EVE”).

The following table represents our EVE as of September 30, 2020:

Change in Rates		Amount	$ Change	% Change
		(dollars in thousands)
+400	bp	$190,089	$31,241	19.67%
+300	bp	184,911	26,063	16.41%
+200	bp	175,917	17,069	10.75%
+100	bp	171,681	12,833	8.08%
0	bp	158,848
-100	bp	42,911	(115,937)	(72.99)%
-200	bp	(118,168)	(277,016)	(174.39)%

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

Item 4.     Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a‑15 under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a‑15 under the Securities Act of 1934) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

In the normal course of business, we are party to litigation arising from the banking, financial, and other activities we conduct. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from these matters will have a material effect on the Company’s financial condition, operating results, or liquidity as of September 30, 2020.

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

●

a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording additional valuation allowance against our current outstanding deferred tax assets;

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

SEVERN BANCORP, INC.

November 9, 2020	/s/ Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2020	/s/ Vance W. Adkins
Vance W. Adkins, Chief Financial Officer
(Principal Financial and Accounting Officer)