Form 10-K
period 2020-12-31
SEVERN BANCORP INC
filed 2021-03-31
CIK 868271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes◻ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes◻ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ☑	Smaller reporting company ☑	Emerging growth company ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes☐ No ☑

The aggregate market value of the 9,037,317 shares of common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2020 of $6.48 per share was $58,561,814.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 12, 2021, there were issued and outstanding 12,850,599 shares of the registrant’s common stock.

Documents incorporated by reference:

None

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

ii

PART I

ITEM 1 BUSINESS

General

Severn Bancorp and Subsidiaries (the “Company,” “we,” “our,” or “us”) is a savings and loan holding company incorporated in the state of Maryland in 1990. The Company conducts business primarily through four subsidiaries, Severn Savings Bank, FSB (the “Bank”), Mid-Maryland Title Company, Inc. (“the Title Company”), SBI Mortgage Company (“SBI”), and the Bank’s principal subsidiary Louis Hyatt, Inc. (“Hyatt Commercial”), which conducts business as Hyatt Commercial (See “Subsequent Events” in Item 7 below for information on subsequent sale of certain Hyatt Commercial assets). SBI is the parent company of Crownsville Development Corporation (“Crownsville”), which does business as Annapolis Equity Group. Hyatt Commercial is a real estate brokerage company specializing in commercial real estate sales, leasing, and property management.

SBI engages in the origination of mortgages that do not meet the underwriting criteria of the Bank. It also owns subsidiary companies that purchase real estate for investment purposes. As of December 31, 2020, SBI had $1.2 million in outstanding mortgage loans and it had $714,000 invested in subsidiaries, which funds were held in cash, pending potential acquisition of investment real estate.

Crownsville, doing business as Annapolis Equity Group, is engaged in the business of acquiring real estate for investment and syndication purposes.

HS West, LLC (“HS”) is a subsidiary of the Bank which constructed a building in Annapolis, Maryland that serves as the Company’s and the Bank’s administrative headquarters. A branch office of the Bank is also located in the building. In addition, HS leases space to four unrelated companies and to a law firm of which the President of the Company and Bank is a partner.

The Title Company engages in title work related to real estate transactions.

The Bank has seven branches in Anne Arundel County, Maryland, which offer a full range of deposit products and originate mortgages in the Bank’s primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware, and Virginia.

As of December 31, 2020, we had consolidated total assets of $952.6 million, total loans of $642.9 million, total deposits of $806.5 million, and total stockholders’ equity of $109.6 million. Net income for the year ended December 31, 2020 was $6.7 million.

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

Revenues are derived principally from interest earned on residential mortgage, commercial, and other loans, and fees charged in connection with lending and other banking services. The Bank’s primary sources of funds are deposits, advances from the FHLB, proceeds from loans sold on the secondary market, sales and maturities of securities, and repayments and principal prepayment of loans. The principal executive offices of the Bank are maintained at 200 Westgate Circle, Suite 200, Annapolis Maryland, 21401 and the telephone number is 410-260-2000.

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

We do a deep upfront due diligence review of a medical-use cannabis business before the business is on-boarded, including a site visit and confirmation that the business is properly licensed by the state of Maryland. Throughout the relationship, we continue monitoring the business, including site visits, to ensure that the medical-use cannabis business continues to meet our stringent requirements, including maintenance of required licenses. We perform periodic financial reviews of the business and monitor the business in accordance with Bank Secrecy Act (“BSA”) and Maryland Medical Cannabis Commission requirements.

See Note 15 to the Consolidated Financial Statements for a summary of the level of business activities with our medical-use cannabis customers.

Our Business Strategy

We are currently focused on growing assets and earnings by capitalizing on the network of Bank branches, mortgage offices, and ATMs that we have established.

To continue asset growth and profitability, our business strategy is targeted to:

●	capitalize on our personal relationship approach that we believe differentiates us from our larger competitors;
●	provide our customers with access to local executives who make key credit and other decisions;
●	pursue commercial lending opportunities with small to mid-sized businesses that are underserved by our larger competitors;
●	develop innovative financial products and services to generate additional sources of revenue;
●	cross-sell our products and services to our existing customers to leverage relationships and enhance our profitability;

●	expand our closely monitored medical-use cannabis customer base in our market area; and
●	adhere to rigorous credit standards to maintain good quality assets as we implement our growth strategy.

Our Lending Activities

We originate loans of all types, including residential mortgage, commercial, commercial mortgage, home equity, residential construction, commercial construction, land, residential lot, and consumer loans.

We originate residential mortgage loans that are to be held in our loan portfolio as well as loans that are intended for sale in the secondary market. Loans sold in the secondary market are primarily sold to investors with which the Bank maintains a correspondent relationship. These loans are made in conformity with standard government-sponsored enterprise (“GSE”) underwriting criteria required by the investors to assure maximum eligibility for possible resale in the secondary market and are approved either by the Bank’s underwriter or the correspondent’s underwriter. Additionally, we originate nonconforming loans sold only to private investors that are approved either by the Bank’s underwriter or the correspondent’s underwriter. Loans considered for our portfolio in the amounts of $500,000 or less can be approved by the Chief Lending Officer, the Chief Credit Officer, or the Chief Executive Officer (“CEO”). Loans between $500,000 and $1.0 million must be approved by: (a) the Chief Credit Officer and the Chief Lending Officer or (b) the Chief Credit Officer and the CEO. Loans with balances between $1.0 million and $3.0 million must be approved by the Officers’ Loan Committee. Loans with balances between $3.0 million and $4.0 million must be approved by the Director’s Loan Committee. Loans between $4.0 million and $19.6 million (the maximum amount of loans to one borrower as of December 31, 2020), must be approved by the Board of Directors. Meetings of the Officers and Directors Loan Committees are open to attendance by any member of the Bank’s Board of Directors who wishes to attend. The loan committees report to and consult with the Board of Directors in interpreting and applying our lending policy.

Loans that are sold into the secondary market are typically residential long-term loans (15 or more years), generally with fixed rates of interest. Loans retained for our portfolio typically include construction loans, commercial loans, and loans that periodically reprice or mature prior to the end of an amortized term. Generally, loans are sold with servicing released, however for loans sold to the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”), the servicing rights have been retained. As of December 31, 2020, the Bank was servicing $159.8 million in loans for FNMA and $36.9 million in loans for FHLMC.

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

Loan Approval Process

Our loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan. The authority of the Directors Loan Committee to approve loans is established by the Board of Directors. Our maximum amount of loans to one borrower is equal to 15% of the Bank’s unimpaired capital, or $19.6 million as of December 31, 2020. Loans greater than this amount require participation by one or more additional lenders. Letters of credit are subject to the same limitations as direct loans. For real estate collateral, we utilize independent qualified appraisers approved by management to appraise the collateral securing the loan and require title insurance or title opinions so as to ensure that we have a valid lien on the collateral. We require borrowers to maintain fire and casualty insurance on secured real estate.

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

Residential Mortgage Loans

At December 31, 2020, our residential mortgage loan portfolio totaled $209.7 million, or 32.4% of our loan portfolio. All of our residential mortgage loans are secured by one-to-four family residential properties and are primarily located in the Bank’s market area.

Commercial Loans

The Bank offers other business and commercial loans. These are loans to businesses and are typically lines of credit or other loans that , in general, are not secured by real estate. If not secured by real estate, they are usually secured by business assets, including accounts receivable, inventory, equipment, securities, or other collateral. At December 31, 2020, $63.8 million, or 9.9% of our loan portfolio, consisted of commercial loans. Of that $63.8 million, $30.2 million consist of Paycheck Protection Program (“PPP”) loans that are 100% guaranteed by the Small Business Administration (“SBA”). See more information on PPP loans later in this Item.

Commercial loans generally involve a greater degree of risk than residential mortgage loans. Because payments on commercial loans secured by business assets or other collateral are often dependent on the successful operation or management of the commercial enterprise, repayment of these loans may be subject to a greater extent to adverse conditions in the economy.

Commercial Real Estate Loans

At December 31, 2020, our commercial real estate loan portfolio totaled $243.4 million, or 37.7% of our loan portfolio. All of our commercial real estate loans are secured by improved property such as office buildings, retail strip shopping centers, industrial condominium units, and other small businesses, most of which are located in the Bank’s primary lending area.

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

Construction, Land Acquisition, and Development Loans (“ADC”)

We originate loans to finance the construction of one-to-four family dwellings, and to a lesser extent, commercial real estate. We also originate loans for the acquisition and development of unimproved property to be used for residential and/or commercial purposes, generally in cases where the Bank is to provide the construction funds to improve the properties. As of December 31, 2020, we had ADC loans outstanding in the amount of $112.9 million, or 17.5% of our loan portfolio.

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

Home Equity and Other Consumer Loans

We offer various consumer loans including home equity loans, home equity lines of credit, and other personal loans. At December 31, 2020, $16.2 million, or 2.5% of our loan portfolio consisted of consumer loans. The majority of consumer loans are home equity lines of credit. Consumer loan repayments are dependent on the borrower’s continuing financial stability and are more likely to be affected by unemployment, illness, and/or other personal economic factors.

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

Core deposits are deposits that provide stable funding sources and are generally not reactive to changes in the interest rate environment. We consider all deposits, except CDs of $100,000 or more to be core deposits. Our experience has been that a substantial portion of CDs renew at time of maturity and remain on deposit with the Bank. Core deposits amounted to $691.5 million, or 85.7% of total deposits, and $532.8 million, or 80.6% of total deposits, at December 31, 2020 and 2019, respectively.

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

The primary objective of the investment portfolio is to provide the necessary liquidity consistent with anticipated levels of deposit funding and loan demand with a minimal level of risk. The overall average life of 3.3 years of the investment portfolio as of December 31, 2020, together with the types of investments, is intended to provide sufficient cash flows to support the Company’s lending goals. Liquidity is also provided by lines of credit maintained with the FHLB and to a lesser extent, lines of credit from other banks.

Our Borrowing Activities

Management utilizes a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased and FHLB borrowings. FHLB borrowings typically carry rates at varying spreads from the LIBOR rate or treasury yield curve for the equivalent term because they may be secured with investments or high quality loans. Federal funds purchased, which are generally overnight borrowings, are typically purchased at the Federal Reserve Board (“FRB”) target rate.

The Company’s borrowing activities are achieved through the use of the previously mentioned lines of credit to address overnight and short-term funding needs, match-fund loan activity and, when opportunities are present, to lock in attractive rates due to market conditions.

Our Human Capital

At December 31, 2020, we had approximately 187 full-time equivalent employees. Our culture is defined by our corporate values of integrity, teamwork, ownership, and service. Through our long operating history and experience in the banking industry, we appreciate the importance of retention, growth, and development of our employees. We value a healthy work-life balance, competitive compensation and benefit packages, and a team-oriented environment. Further, from professional development opportunities to cost reimbursement of higher education, we strive to ensure that we cultivate talent throughout the Company. We are also focused on understanding our diversity and inclusion strengths and opportunities and executing on a strategy to support further progress. We have created a diversity task force which addresses diversity issues throughout the organization, which we believe help build community and enable opportunities for development. We continue to focus on building a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within the Company.

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

Market Area

Our market area is primarily Anne Arundel County, Maryland and nearby areas, and our seven branch locations are all located in Anne Arundel County. Anne Arundel county maintains a diverse set of economic drivers such as a large international airport, the defense industry, a large number of large private sector employers as well as telecommunications, retail, and distribution operations. The population of Anne Arundel County has been growing steadily since 2000 and is projected to continue such growth in the foreseeable future. The largest population demographic of Anne Arundel County is in the 20-44 age category.

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

As a unitary savings and loan holding company, we generally are not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender (“QTL”) test (see “QTL Test” under “Regulation of the Bank” below). If the Bank failed to meet the QTL test, then we would become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the Bank qualifies as a QTL within one year thereafter, we would be required to register as, and would become subject to the restrictions applicable to, a bank holding company. Additionally, if we acquired control of another savings institution, other than in a supervisory acquisition where the acquired institution also met the QTL test, we would thereupon become a multiple savings and loan holding company and thereafter be subject to further restrictions on our activities. We currently intend to continue to operate as a unitary savings and loan holding company.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) established a broad range of corporate governance and accounting measures intended to increase corporate responsibility and protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Company is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Exchange Act. Among other things, Sarbanes-Oxley regulations and related NASDAQ Stock Market rules have established membership requirements and additional responsibilities for the Company’s audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of nonaudit services the auditors may provide to the Company), imposed additional financial statement certification responsibilities for the Company’s CEO and Chief Financial Officer (“CFO”), expanded the disclosure requirements for corporate insiders, and required management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting.

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

Regulation of the Bank

General

As a federally chartered, FDIC insured savings institution, the Bank is subject to extensive regulation, primarily by the Office of the Comptroller of the Currency (“OCC”) and secondarily, by the FDIC. Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank has been and could be again in the future subject to certain reserve requirements promulgated by the FRB. The OCC regularly examines the Bank and prepares reports for the consideration of the Bank’s Board of Directors on the operations of the Bank. The relationship between the Bank and depositors and borrowers is also regulated by federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents utilized by the Bank.

The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the novel coronavirus disease (“COVID-19”) and stimulate the economy. The law had several provisions relevant to financial institutions, including:

•

Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as troubled debt restructures (“TDR” or “TDRs”) and also allowing them to suspend the corresponding impairment determination for accounting purposes;

•	As described further below, temporarily reducing the community bank leverage ratio alternative available to institutions of less than $10 billion of assets to 8%;
•

The establishment of the PPP, a specialized low-interest forgivable loan program funded by the U.S. Treasury Department and administered through the SBA 7(a) loan guaranty program to support businesses affected by the COVID-19 pandemic; and

•

The ability of a borrower of a federally-backed mortgage loan (Veterans Administration (“VA”), Federal Housing Authority (“FHA”), U.S. Dairy Association (“USDA”), FHLMC, and FNMA) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, extended by federal mortgage-backing agencies to at least June 30, 2021.

The Consolidated Appropriations Act of 2021, among other things, further extends CARES Act TDR suspension.

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Regulatory Relief Act’s provisions include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act’s (“HMDA”) expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; (vi) allowing qualifying federal savings banks to elect to operate with National Bank powers; and (vii) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio at between 8% and 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status.

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

Notwithstanding the foregoing, pursuant to the Regulatory Relief Act (discussed above), the OCC finalized a rule that establishes a community bank leverage ratio (tier 1 capital to average total consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The new rule took effect on January 1, 2020. Pursuant to the CARES Act, the OCC issued final rules to set the community bank leverage ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the community bank leverage ratio will increase to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the community bank leverage ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. The Bank elected to become subject to the community bank leverage ratio beginning in the first quarter of 2020.

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

Prompt Corrective Action

Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings institutions. If the Bank does not meet the applicable community bank leverage ratio requirement following in some cases a grace period, the Bank will be categorized based on the generally applicable capital rules. For this purpose, a savings institution is placed into one of the following five categories dependent on their respective capital ratios:

●	An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater, and a leverage ratio of 5.0% or greater.
●	An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and a leverage ratio of 4.0% or greater.
●	An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 risk-based capital ratio of less than 4.5%, or a leverage ratio of less than 4.0%.
●	An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%.
●	An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

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

As of December 31, 2020, the Bank met the capital requirements of a “well capitalized” institution under applicable OCC regulations.

Premiums for Deposit Insurance

The deposits of the Bank are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC, generally up to $250,000 per insured depositor. The Bank pays deposit insurance premiums based on assessment rates established by the FDIC. Assessments for most institutions are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the DIF reserve ration achieving 1.15%, the assessment range (inclusive of possible adjustments) has been reduced for most banks and savings associations to 1.5 basis points to 30 basis points.

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

QTL Test

Savings institutions must meet a QTL test, which may be met either by maintaining, on average, at least 65% of its portfolio assets in qualified thrift investments in at least nine of the most recent twelve month period, or meeting the definition of a “domestic building and loan association” as defined in the Code. “Portfolio Assets” generally means total assets of a savings institution, less the sum of (i) specified liquid assets up to 20% of total assets; (ii) goodwill and other intangible assets; and (iii) the value of property used in the conduct of the savings institution’s business. Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage-related securities. Institutions that fail to meet the QTL test are subject to OCC enforcement action for a violation of law or elect to be treated as a national bank. As of December 31, 2020, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan institution.

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

The OCC regulations require a savings institution to file an application for approval of a capital distribution if:

●	the institution is not eligible for expedited treatment of its filings with the OCC;
●	the total amount of all of capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds net income for that year to date plus retained net income for the preceding two years;
●	the institution would not be at least adequately capitalized, as determined under the capital requirements described above under “Prompt Corrective Action,” following the distribution; or
●	the proposed capital distribution would violate any applicable statute, regulation, or regulatory agreement or condition.

In addition, a savings institution must give the OCC notice of a capital distribution if the savings institution is not required to file an application, but:

●	would not be well capitalized, as determined under the capital requirements described above under “Prompt Corrective Action,” following the distribution;
●	the proposed capital distribution would reduce the amount of or retire any part of the savings institution’s common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital, other than regular payments required under a debt instrument; or
●	the savings institution is a subsidiary of a savings and loan holding company, is filing a notice of the distribution with the FRB and is not otherwise required to file an application or notice regarding the proposed distribution with the OCC, in which case an information copy of the notice filed by the holding company with the FRB needs to be simultaneously provided to the OCC.

Further, any savings institution subsidiary of a savings and loan holding company, such as the Bank, also must file a notice with the FRB of any proposed dividend or distribution.

The application or notice, as applicable, must be filed with the regulators at least 30 days before the proposed declaration of dividend or approval of the proposed capital distribution by its board of directors.

The OCC or FRB may prohibit a proposed dividend or capital distribution that would otherwise be permitted if it determines that:

●	following the distribution, the savings institution will be undercapitalized, significantly undercapitalized, or critically undercapitalized, as determined under the capital requirements described above under “Prompt Corrective Action;”
●	the proposed distribution raises safety or soundness concerns; or
●	the proposed capital distribution would violate any applicable statute, regulation, or regulatory agreement or condition.

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

Under the capital plan of the FHLB, as of December 31, 2020, the Bank was required to own at least $1.2 million of the capital stock of the FHLB. As of such date, we were in compliance with the capital plan requirements.

Federal Reserve System

The FRB required all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and nonpersonal time deposits. In March 2020, due to a change in its approach to monetary policy, the FRB announced an interim rule which was finalized in December 2020 amending Regulation D requirements and reducing the reserve requirement ratios to zero. The FRB has indicated it has no current plans to re-impose reserve requirements, but may do so in the future.

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

U.S. Patriot Act (“Patriot Act”)

Anti-terrorism legislation enacted under the Patriot Act expanded the scope of anti-money laundering laws and regulations and imposed significant new compliance obligations for financial institutions, including the Bank. The Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the BSA, Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, these regulations impose affirmative obligations on a wide range of financial institutions to maintain appropriate policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to-four family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing, and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
●	HMDA, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
●	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer loan transactions. These include regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards.

ITEM 1A RISK FACTORS

Risks Related to the COVID-19 Pandemic and Other Types of Disasters

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

In December 2019, COVID-19 was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the U.S. declared the COVID-19 outbreak in the U.S. a national emergency. The COVID-19 pandemic has caused significant economic disruption in the U.S. as many state and local governments have ordered nonessential businesses to close and residents to shelter in place at home. While most of these restrictions were lifted in June of 2020, the actions and continued presence of COVID-19 have resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, there have been a record number of claims for unemployment and stock markets have remained volatile and, in particular, bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the FRB has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry, and the retail industry. Finally, the spread of COVID-19 has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events, and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.

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

●collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

●	our allowance for loan losses (“Allowance”) may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

●the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

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
●

a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording additional valuation allowance against our current outstanding deferred tax assets (“DTAs”);

●	a prolonged weakness in economic conditions could result in a devaluation of our company value and result in an impairment charge on goodwill;
●	the unavailability of a critical service from a third party vendor due to the COVID-19 outbreak could have an adverse effect on us; and
●	FDIC premiums may increase if the agency experiences additional resolution costs.

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

We are subject to regulatory enforcement risk and reputation risk regarding our participation in the PPP and we are subject to the risk that the SBA may not fund some or all PPP loan guarantees.

The CARES Act included the PPP as a loan program administered through the SBA. Under the PPP, small businesses and other entities and individuals were able to apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to detailed qualifications and eligibility criteria.

Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to PPP were issued after lenders began processing PPP applications. Also, there was and continues to be uncertainty in the laws, rules and guidance relating to the PPP. Since the opening of the PPP, several banks have been subject to litigation regarding the procedures used in processing PPP applications, and several banks have been subject to litigation regarding the payment of fees to agents that assisted borrowers in obtaining PPP loans. In addition, some banks and borrowers have received negative media attention associated with PPP loans. Although we believe that we have administered the PPP in accordance with all applicable laws, regulations and guidance, we may be exposed to litigation risk and negative media attention related to our participation in the PPP. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or media attention could have a material adverse impact on our business, financial condition, and results of operations.

The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators, and U.S. Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling us to rely on borrower certifications, and take more aggressive action against us for alleged violations of the provisions governing the PPP. Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operation and financial condition, and thereby adversely affect your investment.

We also have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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

Risks Related to Our Lending and Deposit Activities

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

In addition to the risks generally present with respect to mortgage-lending activities, our operations are affected by other factors affecting our borrowers, including:

●	the ability of our customers to make loan payments;
●	the ability of our borrowers to attract and retain buyers or tenants, which may in turn be affected by local conditions such as an oversupply of space or a reduction in demand for rental space in the area, the attractiveness of properties to buyers and tenants, and competition from other available space, or by the ability of the owner to pay leasing commissions, provide adequate maintenance and insurance, pay tenant improvements costs, and make other tenant concessions;
●	interest rate levels and the availability of credit to refinance loans at or prior to maturity; and
●	increased operating costs, including energy costs, real estate taxes, and costs of compliance with environmental controls and regulations.

As of December 31, 2020, approximately 90% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. If real estate prices decline, the value of real estate collateral securing our loans will be reduced. Our ability to recover loans in default through the process of foreclosure and subsequent sale of the real estate collateral would then be diminished and we would be more likely to incur financial losses on such loans.

In addition, approximately 55% of the book value of our loans consisted of ADC and commercial real estate loans, which present additional risks described in “Item 1. Business – “Lending Activities” of this Annual Report on Form 10-K.

Our operations are located in Anne Arundel County, Maryland, which makes our business highly susceptible to local economic conditions. An economic downturn or recession in this area may adversely affect our ability to operate profitably.

Unlike larger banking organizations that are geographically diversified, our operations are concentrated in Anne Arundel County, Maryland. In addition, nearly all of our loans have been made to borrowers in the states of Maryland, Virginia, and Delaware. As a result of this geographic concentration, our financial results depend largely upon economic conditions in our market area. A deterioration or decline in economic conditions in this market area could result in one or more of the following:

●	a decrease in deposits;
●	an increase in loan delinquencies;
●	an increase in problem assets and foreclosures;
●	a decrease in the demand for our products and services; and
●	a decrease in the value of collateral for loans, especially real estate, and reduction in customers’ borrowing capacities.

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

At December 31, 2020, commercial real estate loans totaled $243.4 million, or 37.7% of our loan portfolio and ADC real estate loans totaled $112.9 million, or 17.5% of our loan portfolio. Given their larger balances and the complexity of the underlying collateral, commercial real estate and ADC real estate loans generally have more risk than the owner-occupied one- to four-family residential real estate loans we originate. Because the repayment of commercial real estate and ADC real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, or, in the case of ADC loans, the successful development/construction of a property, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. The adverse effects of the COVID-19 pandemic could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing loans. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, commercial real estate and ADC loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on commercial real estate and ADC loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

As our commercial real estate and ADC real estate loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase, which would adversely affect our business, financial condition and results of operations.

We provide banking services to customers who do business in the medical-use cannabis industry and the strict enforcement of federal laws regarding medical-use cannabis would likely result in our inability to continue to provide banking services to these customers and we could have legal action taken against us by the federal government.

We have deposit and loan customers that are licensed by the state of Maryland to do business in the medical-use cannabis industry as growers, processors, and dispensaries. While medical-use cannabis is legal in the state of Maryland, it remains classified as a Schedule I controlled substance under the Federal Controlled Substances Act (“CSA”). As such, the cultivation, use, distribution, and possession of cannabis is a violation of federal law that is punishable by imprisonment and fines. Moreover, the U.S. Supreme Court ruled in USA v. Oakland Cannabis Buyers’ Coop. that the federal government has the authority to regulate and criminalize cannabis, including medical marijuana.

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

The U.S. Congress previously enacted an omnibus spending bill that includes a provision prohibiting the DOJ and the U.S. Drug Enforcement Administration from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision, however, expires September 30, 2021. Further, the U.S. Court of Appeals for the Ninth Circuit held in USA v. McIntosh that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. There is no guarantee that the U.S. Congress will extend this provision or that U.S. Federal courts located outside the Ninth Circuit will follow the ruling in USA v. MacIntosh.

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

A key component of our strategy is to sell on the secondary market the longer term, conforming fixed-rate residential mortgage loans that we originate, earning noninterest income in the form of gains on the sale of the loans. When interest rates rise, the demand for mortgage loans tend to fall and may reduce the number of loans we can originate for sale. Weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell, and intend to continue selling, most loans in the secondary market with limited or no recourse, we are required, and will continue to be required, to give customary representations and warranties to the buyers relating to compliance with applicable law. If we breach those representations and warranties, the buyers will be able to require us to repurchase the loans and we may incur a loss on the repurchase. We have not been required to repurchase any loans in the last two years.

We have established an Allowance based on management’s estimates. Actual losses could differ significantly from those estimates. If the Allowance is not adequate, it could have a material adverse effect on our earnings and the price of our common stock.

We maintain an Allowance, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The Allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the Allowance reflects management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, including the COVID-19 pandemic, industry concentrations, and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the Allowance inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the Allowance.

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

At December 31, 2020 and 2019, our nonaccrual loans equaled $4.4 million and $4.2 million, respectively. For the years ended December 31, 2020 and 2019, we recognized $632,000 and $(406,000) in net loan recoveries (charge-offs), respectively. At December 31, 2020, the total Allowance was $8.7 million, which was 1.35% of total loans, compared with $7.1 million, which was 1.11% of total loans, as of December 31, 2019.

Risks Related to Our Regulatory Environment

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

We are subject to extensive regulation, supervision and examination by our banking regulators, the FRB, the OCC, and the FDIC. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of the Bank rather than for the protection of our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, classify our assets, and determine the level of our Allowance. These regulations, along with the currently existing tax, accounting, securities, deposit insurance, and monetary laws, rules, standards, policies, and interpretations, control the ways financial institutions conduct business, implement strategic initiatives, and prepare financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations, legislation, or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and may involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially retroactively, how we report our financial condition and results of operations.

Non-compliance with the Patriot Act, BSA, or other laws and regulations could result in fines or sanctions.

The Patriot Act and BSA require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with FinCEN. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on pursuing acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.

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

Pursuant to Section 404 of Sarbanes-Oxley, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K our management’s report on internal control over financial reporting. Compliance with the requirements of Section 404 is expensive and time-consuming. If we fail to complete this evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to maintain an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosures required under the Exchange Act, which could adversely affect our business and stock price.

Risks Related to Competition

We compete with a number of local, regional, and national financial institutions for customers.

We face strong competition from savings and loan institutions, banks, and other financial institutions that have branch offices or otherwise operate in our market area, as well as many other companies now offering a range of financial services. Many of these competitors have substantially greater financial resources and larger branch systems than us and offer products that we do not offer. In addition, many of our competitors have higher legal lending limits than us. Particularly intense competition exists for sources of funds including savings and retail time deposits, as well as for loans and other services we offer. Significant ongoing consolidation in the banking industry may result in one or more large competitors emerging in our primary target market. The financial resources, human capital, and expertise of one or more large institutions could threaten our ability to maintain our competitiveness.

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

Risks Related to Use of Technology

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

Risks Related to the General Banking Industry

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

During the majority of the first quarter of 2020, the interest rate environment remained stable as compared to the 2019 rate environment. However, near the end of the first quarter of 2020, rates began dropping significantly due primarily to the COVID-19 pandemic. We do believe, however, that in the current market environment, we have adequate policies and procedures for maintaining a conservative interest rate sensitive position. There is no assurance that this condition will continue. A sharp movement up or down in deposit rates, loan rates, investment fund rates, and other interest-sensitive instruments on our balance sheet could have a significant, adverse impact on our net interest income and operating results.

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

In 2017, a committee of private-market derivative participants and their regulators convened by the FRB, the ARRC, was created to identify an alternative reference interest rate to replace LIBOR. The ARRC announced SOFR, a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. The Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR. In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021 and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six, and twelve month LIBOR) after June 30, 2023. The FRB announced final plans for the production of SOFR, which resulted in the commencement of its published rates by the Federal Reserve Bank of New York on April 2, 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. The uncertainty as to the nature and effect of such reforms and actions and the political discontinuance of LIBOR may adversely affect the value of and return on our financial assets and liabilities that are based on or are linked to LIBOR, our results of operations or financial condition. In addition, these reforms may also require extensive changes to the contracts that govern these LIBOR based products, as well as our systems and processes.

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

Bank regulations govern and limit the payment of dividends and capital distributions to stockholders and purchases or redemption by the Company of its stock. Although we paid dividends in 2019 and 2020 and in the first quarter of 2021, this dividend policy will continue to be reviewed in light of future earnings, bank regulations, and other considerations. No assurance can be given, therefore, that cash dividends on our common stock will be paid in the future.

Our 2035 Debentures contain restrictions on our ability to declare and pay dividends on or repurchase our common stock.

Under the terms of our Junior Subordinated Debt Securities due 2035, referred to as the 2035 Debentures, if (i) there has occurred and is continuing an event of default; (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have given notice of our election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then we may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of our capital stock, including our common stock. As of December 31, 2020, we were current on all interest due on the 2035 Debentures.

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

Other Risks

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2 PROPERTIES

HS constructed a building in Annapolis, Maryland that serves as the Company’s and the Bank’s administrative headquarters. A branch office of the Bank is also included in the building. The Company and the Bank lease their executive and administrative offices from HS. In addition, HS leases space to four unrelated companies and to a law firm in which the President of the Company and Bank is a partner.

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
5291 Corporate Drive Ste. 202
Frederick, Maryland 21703

(1) Branch is owned by Company
(2) Branch/Office is leased by Company

ITEM 3 LEGAL PROCEEDINGS

At December 31, 2020, we were party to legal actions that are routine and incidental to our business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on our results of operations or financial position.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the NASDAQ Stock Market under the symbol “SVBI.” As of March 8, 2021, we had 157 shareholders of record.

Equity Compensation Plan

The following table sets forth the securities authorized for issuance under the Company’s equity based compensation plans:

	Number of		Number of
	securities to be		securities
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding	outstanding	under equity
	options, warrants,	options, warrants,	compensation
Plan Category	and rights	and rights	plans
Equity compensation plan approved by security holders	220,250	$6.89	479,000
Equity compensation plans not approved by security holders	—	—	—
Total	220,250	$6.89	479,000

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

Under the terms of  the Company’s 2035 Debentures, if (i) there has occurred and is continuing an event of default; (ii)  the Company is in default with respect to payment of any obligations under the related guarantee; or (iii)  the Company has given notice of its election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then the Company may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to any of its capital stock, including common stock. As of December 31, 2020, the Company was current on all interest due on the 2035 Debentures.

Any dividend amount is established by the board of directors each quarter. In making its decision on dividends, the Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors. Shareholders received quarterly cash common stock dividends totaling $2.1 million in 2020 and $1.8 million in 2019. There is no guarantee that dividends will be paid any time in the future.

The Company did not repurchase any shares of common stock during the fourth quarter of 2020.

ITEM 6  SELECTED FINANCIAL DATA

The following summary financial information as of and for the years ended December 31, 2020 and 2019 is derived from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. The information is a summary and should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below. Certain prior year amounts have been adjusted for the correction of an immaterial error as described in “Financial Condition – Capital Resources” in Item 7 below.

	2020	2019

Consolidated Statement of Income Data:	(dollars in thousands, except per share data)
Net interest income	$27,520	$30,507
Provision for (reversal of) loan losses	900	(500)
Noninterest income	15,814	10,264
Noninterest expense	33,052	29,661
Income tax expense	2,676	3,328
Net income	6,706	8,282

Consolidated Statement of Financial Condition Data:
Total assets	$952,553	$826,034
Loans receivable, net of Allowance	634,212	638,547
Deposits	806,456	661,049
Long-term borrowings	10,000	35,000
Subordinated debentures	20,619	20,619
Stockholders' equity	109,647	104,587

Average Balances:
Total assets	$873,678	$908,003
Loans receivable	652,008	676,622
Deposits	705,478	724,398
Stockholders' equity	107,394	102,617

Per Share Data:
Number of shares of common stock outstanding at year end	12,843,349	12,810,926
Net income per common share:
Basic	$0.52	$0.65
Diluted	0.52	0.64
Dividends declared per common share	0.16	0.14

Performance and Capital Ratios:
Return on average assets	0.77%	0.91%
Return on average equity	6.24%	8.07%
Net interest margin	3.29%	3.50%
Average equity to average assets	12.29%	11.30%
Community bank leverage ratio (1)	13.7%	—
Tier 1 leverage ratio (1)	N/A	13.4%
Common equity Tier 1 capital ratio (1)	N/A	18.5%
Tier 1 capital ratio (1)	N/A	18.5%
Total capital ratio (1)	N/A	19.6%
Dividend payout ratio	30.6%	21.6%

Asset Quality Ratios:
Nonperforming assets to total assets	0.57%	0.80%
Allowance to:
Total loans	1.35%	1.11%
Nonperforming loans	197.95%	168.27%
Net recoveries (charge-offs) to average total loans, net of unearned income	0.10%	(0.06)%

(1) Bank only. The Bank elected to use the Community Bank Leverage Ratio beginning on January 1, 2020. See Note 10 to the Consolidated Financial Statements for more information.

ITEM 7  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

The Company is a savings and loan holding company chartered as a corporation in the state of Maryland in 1990. It conducts business primarily through four subsidiaries, the Bank, SBI, the Title Company, and Hyatt Commercial (see “Subsequent Events” later in this Item for information on subsequent sale of certain Hyatt Commercial assets). Hyatt Commercial conducts business as a commercial real estate brokerage and property management company. SBI holds mortgages that do not meet the underwriting criteria of the Bank and is the parent company of Crownsville, which does business as Annapolis Equity Group and acquires real estate for syndication and investment purposes. The Title Company engages in title work related to real estate transactions. The Bank has seven branches in Anne Arundel County, Maryland, which offer a full range of deposit products and originate mortgages in its primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware, and Virginia.

Significant Developments - COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the U.S. and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The COVID-19 pandemic in the U.S. has had and is expected to continue to have a complex and significant adverse impact on the economy, the banking industry, and the Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas

Our commercial and consumer banking products and services are offered primarily in Maryland, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity since March 2020. In Maryland, the Governor issued a series of orders, including ordering schools to close for an indefinite period of time and an order that, subject to limited exceptions, all individuals stay at home and non-essential businesses cease all activities for an indeterminate amount of time. Since June 2020, many of these restrictions have been removed and some non-essential businesses were allowed to re-open in a limited capacity, adhering to social distancing and disinfection guidelines. The Bank has remained open during these orders because banks have been identified as essential services. The Bank has been serving its customers through its drive-ups, ATMs, and in all of its branch offices by appointment only.

Locally, as well as nationally, we have experienced an increase in unemployment levels in our market area as a result of the curtailment of business activities, the levels of which are expected to remain elevated for the near future.

Policy and Regulatory Developments

Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The FRB decreased the range for the federal funds target rate by 0.5% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching the current range of 0.0% - 0.25%.

●

On March 27, 2020, the President of the U.S. signed the CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $659.0 billion loan program (revised by subsequent legislation) administered through the SBA, referred to as the PPP. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals were able to apply for forgivable loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. PPP loans have an interest rate of 1.0%, a two-year or five-year loan term to maturity, and principal and interest payments deferred until the lender receives the applicable forgiven amount or the end of the borrower's loan forgiveness. The Bank participates as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under accounting principles generally accepted in the U.S. (“GAAP”) related to TDRs for a limited period of time to account for the effects of COVID-19. The Consolidated Appropriations Act of 2021 extended the period established by the CARES Act for consideration of TDR identification to January 1, 2022 or 60 days after the date the national COVID-19 pandemic emergency terminates.

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

●

On April 9, 2020, the FRB announced additional measures aimed at supporting small and mid-sized businesses, as well as state and local governments impacted by COVID-19. The FRB announced the Main Street Business Lending Program, which established two new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the Main Street New Loan Facility (“MSNLF”) and (2) the Main Street Expanded Loan Facility (“MSELF”). MSNLF loans were unsecured term loans originated on or after April 8, 2020, while MSELF loans were provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program was $600.0 billion. The program was designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers had to confirm that they were seeking financial support because of COVID-19 and that they would not use proceeds from the loan to pay off debt. The FRB also stated that it would provide additional funding to banks offering PPP loans to help struggling small businesses. The PPP Loan Facility (“PPPLF”) was created by the FRB on April 9, 2020 to facilitate lending by participating financial institutions to small businesses under the PPP of the CARES Act. Under the facility, the FRB lent to participating financial institutions on a non-recourse basis, taking PPP loans as collateral. Lenders participating in the PPP were able to exclude loans financed by the facility from their leverage ratio. Due to our high liquidity levels, we did not participate in the PPPLF.

The FRB also created a Municipal Liquidity Facility to support state and local governments with up to $500.0 billion in lending, with the Treasury Department backing $35.0 billion for the facility using funds appropriated by the CARES Act. The facility made short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The FRB expanded both the size and scope of its Primary and Secondary Market Corporate Credit Facilities to support up to $750.0 billion in credit to corporate debt issuers. This allowed companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility. Finally, the FRB announced that its Term Asset-Backed Securities Loan Facility would be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility was $100.0 billion.

 Effects on Our Business

The COVID-19 pandemic and the specific developments referred to above could have and are expected to continue to have a significant impact on our business. The outbreak of COVID-19 could continue to adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant, and retail industries will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels, and results of operations could be adversely affected. As of December 31, 2020, we held $4.1 million, $14.7 million, and $48.9 million in hotel, restaurant, and retail industry loans, respectively.

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

●

acted as a participating lender in the PPP as well as the second round of PPP that expires March 31, 2021. We believe it is our responsibility as a community bank to assist the SBA in the distribution of funds authorized under the CARES Act and subsequent legislation to our customers and communities, which we have carried out in a prudent and responsible manner. As of December 31, 2020, we held $30.2 million in PPP loans in our loan portfolio, and are working diligently with customers on the loan forgiveness aspect of the program (see “Notes to Consolidated Financial Statements – Note 3 – Loans Receivable and the Allowance” in this Annual Report on Form 10-K and “Financial Condition – Credit Risk Management and the Allowance – TDRs” later in this Item for more information regarding PPP loans and loan modifications under the CARES Act); and

●

closing all branches to customer activity indefinitely, except for drive-up and appointment only services. We continue to pay all employees according to their normal work schedule, even if their work has been reduced. No employees have been furloughed. Employees whose job responsibilities can be effectively carried out remotely are working from home. Employees whose critical duties require their continued presence on-site are observing social distancing and cleaning protocols.

Overview

The Company provides a wide range of personal and commercial banking services. Personal services include mortgage and consumer lending as well as deposit products such as personal Internet banking and online bill pay, checking accounts, individual retirement accounts, money market accounts, and savings and CDs. Commercial services include commercial secured and unsecured lending services as well as business Internet banking, corporate cash management services, and deposit services, including services related to the medical-use cannabis industry. The Company also provides ATMs, credit cards, debit cards, safe deposit boxes, and telephone banking, among other products and services.

We have experienced a decreased level of profitability in our operations in 2020, primarily due to loan runoff and increased noninterest expenses as well as the effects of the COVID-19 pandemic. Less interest income was generated from lower volumes of interest-earning assets, as well as a decreased interest rate environment. Loan interest income decreased from lower loan volumes, which was slightly offset by a reduction in interest expense from less reliance on borrowings and a lower interest rate environment. Our income before income taxes amounted to $9.4 million in 2020 and $11.6 million in 2019. In 2020, both the Mid-Atlantic region in which we operate and the national economy experienced decreased economic activity primarily due to the COVID-19 pandemic and increased unemployment. Consumer confidence has been affected by certain economic trends such as higher unemployment and the uncertainty around the COPVID-19 pandemic. While we have been operating in a depressed economic environment, we have been able to maintain strong levels of liquidity, capital, and credit quality, despite decreased profitability.

The Company expects to experience similar market conditions during 2021, at least through the duration of the COVID-19 pandemic. If interest rates increase, demand for borrowing may decrease and our interest rate spread could decrease. Additionally, an interest rate increase could negatively impact mortgage-banking revenue. If interest rates decrease, demand for borrowing may increase, which could improve our interest rate spread, depending on other factors. We will continue to manage loan and deposit pricing against the risks of rising costs of our deposits and borrowings. Interest rates are outside of our control, so we must attempt to balance the pricing and duration of the loan portfolio against the risks of rising costs of our deposits and borrowings.

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

Critical Accounting Policies

Our accounting and financial reporting policies conform to GAAP and general practice within the banking industry. Accordingly, preparation of the financial statements requires management to exercise significant judgment or discretion or make significant assumptions and estimates based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The accounting policies we view as critical are those relating to the Allowance, the valuation of real estate acquired through foreclosure, and the valuation of deferred tax assets and liabilities. Significant accounting policies are discussed in detail in “Notes to Consolidated Financial Statements - Note 1 - Summary of Significant Account Policies” in this Annual Report on Form 10-K.

Results of Operations

Net Income

Net income decreased by $1.6 million, or 19.0%, to $6.7 million for 2020, compared to $8.3 million for 2019. Basic and diluted income per share decreased to $0.52 for 2020, compared to $0.65 and $0.64, respectively, for 2019. We recognized a decrease in net interest income and an increase in noninterest income compared to 2019, primarily a result of increased mortgage-banking revenue. Noninterest expenses increased in 2020 compared to 2019 due primarily to an increase in compensation and related expenses, and we recorded a provision for loan losses in 2020 primarily as a result of the COVID-19 pandemic compared to a reversal of provision for loan losses in 2019.

Net Interest Income

Net interest income, which is interest earned net of interest expense, decreased by $3.0 million, or 9.8%, to $27.5 million for 2020, compared to $30.5 million for 2019. The decrease in net interest income was primarily due to the decreased average balance and yield on interest-earning assets, partially offset by the decreased average balance and yield on interest-bearing liabilities. Our net interest margin decreased from 3.50% in 2019 to 3.29% in 2020 and our net interest spread decreased from 3.17% in 2019 to 2.91% in 2020.

Interest Income

Interest income decreased by $5.9 million, or 14.8%, to $33.9 million for 2020, compared to $39.8 million for 2019. Average interest-earning assets decreased from $871.5 million in 2019 to $837.0 million in 2020. The yield on average assets decreased from 4.57% for 2019 to 4.05% in 2020 primarily as a result of decreasing interest rates in the depressed COVID-19 pandemic economy. The average yield on loans decreased from 5.27% in 2019 to 4.91% in 2020.

Average loans outstanding decreased by $24.6 million in 2020 compared to 2019 due primarily to significant loan runoff in 2020 as a result of the low interest rate environment despite increased overall loan originations in 2020. Average held-to-maturity (“HTM”) securities decreased by $12.8 million in 2020 compared to 2019 due to maturities of securities and repayments from MBS. Average available-for-sale (“AFS”) securities increased $10.4 million due to securities purchases in 2020. Average other interest-earning assets decreased from $133.9 million in 2019 to $120.9 million in 2020. The decrease was primarily due to the aforementioned securities purchases.

Interest Expense

Interest expense decreased by $2.9 million, or 31.3%, to $6.4 million for 2020, compared to $9.3 million for 2019. The decrease was primarily due to the decreased average rate paid on our deposit accounts attributable to the decreased interest rate environment in 2020, as well as the decreased average balance of deposits. The average rate paid on deposits decreased from 1.25% in 2019 to 1.03% in 2020. The average balance of interest-bearing deposits decreased from $589.4 million in 2019 to $511.9 million in 2020. The decrease resulted from a decrease in both checking and savings accounts as well as CDs. The average balance of CDs decreased due to maturities. The average balance of checking and savings accounts decreased due primarily to medical-use cannabis related accounts, which fluctuate depending on customer investment opportunities. The average rate paid on CDs decreased from 2.38% in 2019 to 1.60% in 2020. We also recognized a decrease in interest expense related to borrowings due to both a decrease in the average borrowings in 2020 compared to 2019 and a decreased average rate paid on borrowings in 2020 compared to 2019. Average borrowings decreased $26.7 million in 2020 compared to 2019. We paid off $25.0 million in long-term FHLB advances in 2020.

The following table sets forth, for the years indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	2020			2019			2018
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest (2)	Rate	Balance	Interest (2)	Rate	Balance	Interest (2)	Rate

ASSETS	(dollars in thousands)
Loans (1)	$652,008	$32,002	4.91%	$676,622	$35,639	5.27%	$675,418	$34,643	5.13%
Mortgage loans held for sale ("LHFS")	17,239	328	1.90%	10,962	562	5.13%	5,598	234	4.18%
AFS securities	21,804	574	2.63%	11,392	202	1.77%	11,795	208	1.76%
HTM securities	22,782	460	2.02%	35,584	728	2.05%	49,867	988	1.98%
Other interest-earning assets (3)	120,906	463	0.38%	133,935	2,499	1.87%	46,470	1,338	2.88%
Restricted stock investments, at cost	2,268	84	3.70%	3,038	180	5.92%	4,612	249	5.40%
Total interest-earning assets	837,007	33,911	4.05%	871,533	39,810	4.57%	793,760	37,660	4.74%
Allowance	(7,644)			(8,042)			(8,179)
Cash and other noninterest-earning assets	44,315			44,512			43,055
Total assets	$873,678	33,911		$908,003	39,810		$828,636	37,660

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Checking and savings	$320,238	2,181	0.68%	$386,206	2,517	0.65%	$255,665	1,794	0.70%
Certificates of deposit	191,619	3,071	1.60%	203,165	4,833	2.38%	224,222	3,894	1.74%
Total interest-bearing deposits	511,857	5,252	1.03%	589,371	7,350	1.25%	479,887	5,688	1.19%
Borrowings	48,260	1,139	2.36%	74,949	1,953	2.61%	111,788	2,915	2.61%
Total interest-bearing liabilities	560,117	6,391	1.14%	664,320	9,303	1.40%	591,675	8,603	1.45%
Noninterest-bearing deposit accounts	193,621			135,027			139,467
Other noninterest-bearing liabilities	12,546			6,039			2,283
Stockholders' equity	107,394			102,617			95,211
Total liabilities and stockholders' equity	$873,678	6,391		$908,003	9,303		$828,636	8,603
Net interest income/net interest spread		$27,520	2.91%		$30,507	3.17%		$29,057	3.29%
Net interest margin			3.29%			3.50%			3.66%
(1)	Nonaccrual loans are included in average loans.
(2)	There are no tax equivalency adjustments.
(3)	Other interest-earning assets include interest-earning deposits, federal funds sold, and certificates of deposit held for investment.

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

	2020 vs. 2019			2019 vs. 2018
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total

Interest earned on:	(dollars in thousands)
Loans	$(2,371)	$(1,266)	$(3,637)	$934	$62	$996
LHFS	(459)	225	(234)	63	265	328
AFS securities	129	243	372	—	(6)	(6)
HTM Securities	(10)	(258)	(268)	32	(292)	(260)
Other interest-earning assets	(1,814)	(222)	(2,036)	(611)	1,772	1,161
Restricted stock investments, at cost	(58)	(38)	(96)	23	(92)	(69)
Total interest income	(4,583)	(1,316)	(5,899)	441	1,709	2,150

Interest paid on:
Interest-bearing deposits:
Checking and savings	108	(444)	(336)	(136)	859	723
Certificates of deposit	(1,500)	(262)	(1,762)	1,332	(393)	939
Total interest-bearing deposits	(1,392)	(706)	(2,098)	1,196	466	1,662
Borrowings	(170)	(644)	(814)	(2)	(960)	(962)
Total interest expense	(1,562)	(1,350)	(2,912)	1,194	(494)	700
Net interest income	$(3,021)	$34	$(2,987)	$(753)	$2,203	$1,450

Provision for Loan Losses

Our loan portfolio is subject to varying degrees of credit risk and an Allowance is maintained to absorb losses inherent in our loan portfolio. Credit risk includes, but is not limited to, the potential for borrower default and the failure of collateral to be worth what we determined it was worth at the time of the origination of the loan. We monitor loan delinquencies at least monthly. All loans that are delinquent and all loans within the various categories of our portfolio as a group are evaluated. Management, with the advice and recommendation of the Company’s Board of Directors, estimates an Allowance to be set aside for probable loan losses inherent in the loan portfolio. Included in determining the calculation are such factors as historical losses for each loan portfolio, current market value of the loan’s underlying collateral, inherent risk contained within the portfolio after considering the state of the general economy, economic trends, consideration of particular risks inherent in different kinds of lending, and consideration of known information that may affect loan collectability. Additionally, some of those factors were adjusted in 2020 to reflect the effects of the COVID-19 pandemic. As a result of our Allowance analysis, for the years ended December 31, 2020 and 2019, we determined that a provision and a (reversal of provision) of $900,000 and $(500,000), respectively, were appropriate.

See additional information about the provision for loan losses under “Credit Risk Management and the Allowance” later in this Item.

Noninterest Income

Total noninterest income increased by $5.6 million, or 54.1%, to $15.8 million for 2020 compared to $10.3 million for 2019, primarily due to increased mortgage-banking revenue, increased deposit service charges, and increased title company revenue. Mortgage-banking revenue increased $5.7 million, or 152.6%, to $9.5 million for 2020 compared to $3.7 million for 2019. This increase was the result of an increase in mortgage-banking activity in 2020, with an increase of originations from $171.8 million in 2019 to $320.1 million in 2020 primarily as a result of the decrease in interest rates.

Deposit service charges increased $103,000, or 4.7%, to $2.3 million in 2020, compared to $2.2 million in 2019 due primarily to on-boarding and monthly service fees charged to medical-use cannabis customers. Title company revenue increased $231,000 from $1.1 million in 2019 to $1.4 million in 2020 due to increased loan closings. Real estate commissions by Hyatt Commercial decreased by $621,000, or 33.9%, to $1.2 million for 2020 compared to $1.8 million for 2019. The decrease was due to decreased commercial sales activity in 2020, primarily due to the COVID-19 pandemic.

Noninterest Expense

Total noninterest expense increased $3.4 million, or 11.4%, to $33.1 million for 2020, compared to $29.7 million for 2019, primarily due to increases in compensation and related expenses and data processing costs. Compensation and related expenses increased by $3.4 million, or 17.5%, to $23.2 million for 2020, compared to $19.7 million for 2019. This increase was primarily due to annual salary increases, increased commissions, and bonuses.

Data processing fees increased $244,000 in 2020 compared to 2019 due to additional efficiency and security enhancements to our core and related systems, as well as the implementation of a new customer relationship management (“CRM”) system in the latter part of 2019.

Professional fees decreased by $285,000, or 24.8%, to $862,000 in 2020 compared to $1.1 million in 2019, primarily due to decreased external audit and consulting fees in 2020. The 2019 fiscal year contained increased expenses due to significant internal controls related work.

Income Tax Provision

We recognized a $2.7 million provision for income taxes on income before income taxes of $9.4 million for an effective tax rate of 28.5% during 2020 compared to a provision for income taxes of $3.3 million on income before taxes of $11.6 million for an effective tax rate of 28.7% in 2019.

Financial Condition

Total assets increased $126.5 million, or 15.3%, to $952.6 million at December 31, 2020 compared to $826.0 million at December 31, 2019. Cash and cash equivalents increased by $68.4 million, or 77.6%, to $156.6 million at December 31, 2020 compared to $88.2 million at December 31, 2019, primarily due to the increase in deposits noted below. Total securities increased $42.2 million, or 108.5%, due to securities purchases made to utilize our excess liquidity. LHFS increased $25.4 million, or 232.7%, to $36.3 million at December 31, 2020 compared to $10.9 million at December 31, 2019. This increase was due to an increased volume of originations from $171.8 million in 2019 to $320.1 million in 2020, as well as timing of sales to investors. Loans decreased $2.8 million, or 0.4%, to $642.9 million at December 31, 2020 compared to $645.7 million at December 31, 2019 due to loan runoff, which offset increased origination activity in 2020. Real estate acquired through foreclosure decreased $1.4 million, or 57.7%, to $1.0 million at December 31, 2020 compared to $2.4 million at December 31, 2019. This decrease was due to the sale of three properties. Total deposits increased $145.4 million, or 22.0%, to $806.5 million at December 31, 2020 compared to $661.0 million at December 31, 2019, primarily due to increased medical-use cannabis deposits and fluctuations in medical-use cannabis related deposit accounts. Additionally, customers have been maintaining increasing cash balances during the pandemic. Long-term borrowings decreased by $25.0 million, or 71.4%, to $10.0 million at December 31, 2020 compared to $35.0 million at December 31, 2019 as we paid off FHLB advances.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals. We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios. We held $65.1 million and $12.9 million in securities classified as AFS as of December 31, 2020 and 2019, respectively. We held $15.9 million and $26.0 million in securities classified as HTM as of December 31, 2020 and 2019, respectively.

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries impact the securities market. Quarterly, we review each security in our AFS portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as other-than-temporary impairment (“OTTI”). Such evaluations resulted in the determination that no OTTI charges were required during 2020 or 2019.

All of the AFS and HTM securities that were impaired as of December 31, 2020 were so due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads compared to the time they were purchased. We have the intent to hold these securities to maturity and it is more likely than not that we will not be required to sell the securities before recovery of value. As such, management considers the impairments to be temporary.

Our securities portfolio composition was as follows at December 31:

	AFS		HTM
	2020	2019	2020	2019

	(dollars in thousands)
U.S. Treasury securities	$—	$—	$—	$994
U.S. government agency notes	6,660	5,019	1,986	4,986
Corporate obligations	2,034	—	—	—
MBS	56,404	7,887	13,957	19,980
	$65,098	$12,906	$15,943	$25,960

The amortized cost, estimated fair values, and weighted average yields of debt securities at December 31, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

					Weighted
	Amortized	Unrealized		Estimated	Average
	Cost	Gains	Losses	Fair Value	Yield

AFS Securities:	(dollars in thousands)
U.S. government agency notes:
Due after one to five years	$153	$1	$—	$154	5.12%
Due after five to ten years	3,023	42	13	3,052	2.54%
Due after ten years	3,464	2	12	3,454	1.25%
Corporate obligations:
Due after five to ten years	2,000	34	—	2,034	3.38%
MBS:
Due after five to ten years	748	23	—	771	3.00%
Due after ten years	55,637	316	320	55,633	2.45%
	$65,025	$418	$345	$65,098	2.43%
HTM Securities:
US government agency notes:
Due one to five years	$1,986	$145	$—	$2,131	2.80%
MBS:
Due after one to five years	2,001	51	—	2,052	2.36%
Due after five to ten years	8,047	315	—	8,362	2.65%
Due after ten years	3,909	149	—	4,058	3.25%
	$15,943	$660	$—	$16,603	2.78%

Weighted average yields are based on amortized cost. MBS are assigned to maturity categories based on their final maturity.

LHFS

We originate residential mortgage loans for sale on the secondary market. At December 31, 2020 and 2019, such LHFS, which are carried at fair value, amounted to $36.3 million and $10.9 million, respectively, the majority of which are subject to purchase commitments from investors.

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

The most common reason for a loan repurchase is due to a documentation error or disagreement with an investor, or on rare occasions for fraud. Repurchase requests are negotiated with each investor at the time we are notified of the demand and an appropriate reserve is taken at that time. We did not repurchase any loans during 2020 or 2019. We do not expect increases in repurchases or related losses to be a growing trend nor do we see it having a significant impact on our financial results.

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total interest-earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio before net unearned loan fees as of December 31:

	2020		2019
		Percent		Percent
	Amount	of Total	Amount	of Total

	(dollars in thousands)
Residential Mortgage	$209,659	32.4%	$269,654	41.5%
Commercial	63,842	9.9%	43,127	6.7%
Commercial real estate	243,435	37.7%	229,257	35.4%
ADC	112,938	17.5%	92,822	14.3%
Home equity/2nds	14,712	2.3%	12,031	1.9%
Consumer	1,485	0.2%	1,541	0.2%
Loans receivable, before net unearned fees	$646,071	100.0%	$648,432	100.0%

Loans, net of unearned fees, decreased by $2.8 million, or 0.4%, to $642.9 million at December 31, 2020 compared to $645.7 million at December 31, 2019. This decrease was primarily due to significant runoff of residential mortgage loans resulting from refinancings in the low interest rate environment, partially offset by increased commercial, commercial real estate, ADC, and home equity/2nds loan demand.

Approximately 42% of our loans had adjustable rates as of December 31, 2020. Our variable-rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, our interest earned on the variable-rate loans would improve, and if rates were to fall, the interest we earn on such loans would decline, thus impacting our interest income. Some variable-rate loans have rate floors and/or ceilings which may delay and/or limit changes in interest income in a period of changing rates. See our discussion in “Interest Rate Sensitivity” later in this Item for more information on interest rate fluctuations.

The following table sets forth the maturity distribution for our loan portfolio at December 31, 2020. Some of our loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of our future cash collections.

	Maturing
	In one year or less		After 1 through 5 years		After 5 through 15 years		After 15 years
	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Total

	(dollars in thousands)
Residential Mortgage	$5,716	$6,460	$27,751	$1,770	$15,980	$13,672	$35,725	$102,585	$209,659
Commercial	2,062	8,552	37,018	1,382	9,692	4,098	100	938	63,842
Commercial real estate	11,891	5,829	64,409	10,197	90,780	40,941	—	19,388	243,435
ADC	58,296	26,641	7,673	9,094	1,643	3,004	2,292	4,295	112,938
Home equity/2nds	—	—	110	—	—	3,735	190	10,677	14,712
Consumer	—	—	419	—	476	—	422	168	1,485
	$77,965	$47,482	$137,380	$22,443	$118,571	$65,450	$38,729	$138,051	$646,071
		$125,447		$159,823		$184,021		$176,780

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

Management has an established methodology to determine the adequacy of the Allowance that assesses the risks and losses inherent in the loan portfolio. Our Allowance methodology employs management’s assessment as to the level of future losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers’ current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and/or lines of business. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. In addition, we evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors. Our risk management practices are designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may inherently exist within the loan portfolio. The assessment aspects involved in analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses. In 2020, we adjusted our economic risk factors to incorporate the current economic implications and rising unemployment rate from the COVID-19 pandemic. For more detailed information about our Allowance methodology and risk rating system, see Note 3 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

The following table summarizes the activity in our Allowance by portfolio segment as of and for the years ended December 31:

	2020	2019

	(dollars in thousands)
Allowance, beginning of year	$7,138	$8,044
Charge-offs:
Residential mortgage	(39)	(20)
Commercial	—	—
Commercial real estate	(8)	(537)
ADC	—	—
Home equity/2nds	—	—
Consumer	(15)	(14)
Total charge-offs	(62)	(571)
Recoveries:
Residential mortgage	494	14
Commercial	16	—
Commercial real estate	169	130
ADC	—	5
Home equity/2nds	11	11
Consumer	4	5
Total recoveries	694	165
Net recoveries (charge-offs)	632	(406)
Provision for (reversal of) loan losses	900	(500)
Allowance, end of year	$8,670	$7,138
Loans:
Year-end balance, net of unearned loan fees	$642,882	$645,685
Average balance during year	652,008	676,622
Allowance as a percentage of year-end loan balance (1)	1.35%	1.11%
Percent of average loans:
Provision for (reversal of) loan losses	0.14%	(0.07)%
Net recoveries (charge-offs)	0.10%	(0.06)%

(1)	The allowance at December 31, 2020, as a percentage of loans, excluding PPP loans was 1.42%

The following tables summarize our allocation of the Allowance by loan segment as of December 31:

	2020			2019
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
	Amount	of Total	Loans	Amount	of Total	Loans

	(dollars in thousands)
Residential mortgage	$2,259	26.0%	32.4%	$2,264	31.7%	41.5%
Commercial	1,670	19.3%	9.9%	1,421	19.9%	6.7%
Commercial real estate	1,516	17.5%	37.7%	984	13.8%	35.4%
ADC	2,947	34.0%	17.5%	2,286	32.0%	14.3%
Home equity/2nds	168	1.9%	2.3%	134	1.9%	1.9%
Consumer	—	—	0.2%	—	—	0.2%
Unallocated	110	1.3%	—%	49	0.7%	—%
Total	$8,670	100.0%	100.0%	$7,138	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the Allowance as a best estimate of inherent losses within the portfolio. The Allowance totaled $8.7 million at December 31, 2020 and $7.1 million at December 31, 2019.

Any changes in the Allowance from period to period reflect management’s ongoing application of its methodologies to establish the Allowance, which, for the year ended December 31, 2020, resulted in a provision for loan losses of $900,000, compared to a reversal of provision for loan losses of $500,000 for the year ended December 31, 2019 and resulted in increased allocated Allowances for the majority of the loan segments, primarily due to economic factors related to the COVID-19 pandemic.

During 2020 we recorded net recoveries of $632,000 compared to net charge-offs of $406,000 during 2019. During 2020, net recoveries as compared to average loans outstanding amounted to 0.10% compared to net charge-offs as compared to average loans outstanding of 0.06% during 2019. The Allowance as a percentage of outstanding loans increased from 1.11% as of December 31, 2019 to 1.35% as of December 31, 2020, reflecting the deterioration in economic factors included in our Allowance calculation related to the COVID-19 pandemic.

Although management uses available information to establish the appropriate level of the Allowance, future additions or reductions to the Allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our Allowance may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our Allowance and related methodology. Such agencies may require us to recognize adjustments to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of December 31, 2020 and is sufficient to address the credit losses inherent in the current loan portfolio. Management will continue to evaluate the adequacy of the Allowance as more economic data becomes available and as changes within our portfolio are known. The effects of the COVID-19 pandemic may require us to fund additional increases in the Allowance in future periods.

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

NPAs, expressed as a percentage of total assets, totaled 0.6% at December 31, 2020 and 0.8% at December 31, 2019. The decrease in the ratio was due primarily to the decrease in real estate acquired through foreclosure and the increase in total assets from December 31, 2019 to December 31, 2020. The ratio of the Allowance to nonaccrual loans was 197.9% at December 31, 2020 and 168.3% at December 31, 2019. The increase in this ratio from December 31, 2019 to December 31, 2020 was primarily a reflection of the increase in the Allowance due to COVID-19 related factors. The ratio of nonaccrual loans to total loans was 0.7% at both December 31, 2020 and 2019.

The distribution of our NPAs is illustrated in the following table as of December 31:

	2020	2019

Nonaccrual Loans:	(dollars in thousands)
Residential mortgage	$4,080	$3,766
Commercial real estate	126	237
ADC	60	89
Home equity/2nds	114	150
	4,380	4,242
Real Estate Acquired Through Foreclosure:
Residential mortgage	—	1,377
Commercial real estate	452	452
ADC	558	558
	1,010	2,387
Total NPAs	$5,390	$6,629

Nonaccrual loans amounted to $4.4 million at December 31, 2020 and $4.2 million at December 31, 2019. Significant activity in nonaccrual loans during 2020 included additions of $2.9 million, returns to accrual status of $808,000, and pay-offs of $1.4 million.

Real estate acquired through foreclosure decreased $1.4 million to $1.0 million at December 31, 2020 compared to $2.4 million at December 31, 2019, due to the sale of three properties.

The activity in our real estate acquired through foreclosure was as follows as of and for the years ended December 31:

	2020	2019

	(dollars in thousands)
Balance at beginning of year	$2,387	$1,537
Real estate acquired in satisfaction of loans	—	1,342
Write-downs and losses on real estate acquired through foreclosure	(80)	(259)
Proceeds from sales of real estate acquired through foreclosure	(1,297)	(233)
Balance at end of year	$1,010	$2,387

There were no loans greater than 90 days past due and still accruing at December 31, 2020 or 2019.

TDRs and Other Loan Modifications

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR.

The composition of our TDRs is illustrated in the following table as of December 31:

	2020	2019

Residential mortgage:	(dollars in thousands)
Nonaccrual	$163	$85
<90 days past due/current	5,787	7,675
Commercial real estate:
Nonaccrual	—	—
<90 days past due/current	421	984
ADC:
Nonaccrual	—	—
<90 days past due/current	128	130
Home equity/2nds:
Nonaccrual	—	—
<90 days past due/current	190	—
Consumer:
Nonaccrual	—	—
<90 days past due/current	63	69
Totals:
Nonaccrual	163	85
<90 days past due/current	6,589	8,858
	$6,752	$8,943

See additional information on TDRs in Note 3 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

In the wake of the COVID-19 pandemic, loan modification requests have been granted to defer principal and/or interest payments or modify interest rates. These loans are not classified as TDRs according to Section 4013 of the CARES Act, as long as the specific criteria set forth in the Act are met. The table below presents information related to loan modifications made in compliance with the CARES Act as of and for the year ended December 31, 2020:

			Commercial		Home Equity/
	Residential	Commercial	Real Estate	ADC	2nds	Consumer	Total

	(dollars in thousands)
Balance at beginning of year	$—	$—	$—	$—	$—	$—	$—
CARES Act modifications granted	18,394	5,608	83,611	7,088	434	353	115,488
CARES Act modifications returned to normal payment status	(12,062)	(2,909)	(66,836)	(7,338)	(286)	(188)	(89,619)
(Principal payments) net of draws on active deferred loans	(323)	(647)	(1,785)	250	(7)	(7)	(2,519)
Balance at end of year	$6,009	$2,052	$14,990	$—	$141	$158	$23,350

Deposits

Deposits were $806.5 million at December 31, 2020 and $661.0 million at December 31, 2019. During the year ended December 31, 2020, we experienced increases in all categories of deposit accounts, excluding CDs, due primarily to marketing campaigns required in the current competitive market. Additionally, customers were holding more cash balances in 2020 due to the COVID-19 pandemic. CDs decreased due to maturing CDs and a decline in the use of third-party listing services. In 2020 we saw increases in short-term medical-use cannabis related funds (funds that have not actually been used in the medical-use cannabis industry yet) that account holders hold to relocate to investment opportunities outside of the Bank in the future. Management is aware of the short-term nature of certain medical-use cannabis related deposits and offsets those funds by maintaining short-term liquidity to meet any deposit outflows.

The deposit breakdown is as follows as of December 31:

	2020	2019

	(dollars in thousands)
NOW	$106,589	$83,612
Money market	191,506	162,621
Savings	63,464	61,514
CDs	199,804	230,401
Total interest-bearing deposits	561,363	538,148
Noninterest-bearing deposits	245,093	122,901
Total deposits	$806,456	$661,049

The following table provides the maturities of CDs in amounts of $250,000 or more at December 31:

	2020	2019

Maturing in:	(dollars in thousands)
3 months or less	$5,230	$2,432
Over 3 months through 6 months	2,798	3,881
Over 6 months through 12 months	6,217	12,452
Over 12 months	9,575	13,393
	$23,820	$32,158

Total deposits with balances of $250,000 or more amounted to $377.8 million at December 31, 2020. Total uninsured deposits amounted to $353.0 million at December 31, 2020.

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

At December 31, 2020, our total available credit line with the FHLB was $280.9 million. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public. Our outstanding FHLB advance balance at December 31, 2020 and 2019 was $10.0 million and $35.0 million, respectively.

At December 31, 2020, we also maintained a line of credit with a bankers’ bank in the amount of $11.0 million, which we had not drawn upon as of December 31, 2020.

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

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB as of December 31, 2020:

Principal
Amount (in thousands)	Rate	Maturity
$10,000	2.19%	2022

Subordinated Debentures

As of December 31, 2020 and 2019, the Company had outstanding $20.6 million in principal amount of Junior Subordinated Debt Securities, due in 2035 (the “2035 Debentures”). The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association as Trustee. The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR plus 200 basis points and mature on January 7, 2035. Payments of principal, interest, premium, and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture. The 2035 Debentures became redeemable, in whole or in part, by the Company on January 7, 2010.

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

Under the terms of the 2035 Debentures, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing. As of December 31, 2020, we were current on all interest due on the 2035 Debentures.

Capital Resources

Total stockholders’ equity increased $5.1 million to $109.6 million at December 31, 2020 compared to $104.6 million at December 31, 2019. The increase was principally a result of 2020 net income, net of common stock dividends.

Immaterial Correction of an Error

During 2020, the Company corrected an immaterial accounting error related to $885,000 of DTAs recorded in years prior to 2020 by the holding company. These DTAs were related to state net operating losses (“NOLs”) which accumulated over the span of many years. As the holding company has not previously generated taxable income and continues to generate no taxable income, it has no ability to utilize the NOLs. To correct this immaterial accounting error, the Company recorded an adjustment to 2019's opening retained earnings in the amount of $793,000 and additional tax expense of $92,000 (the amount deemed applicable for 2019) for the year ended December 31, 2019. See Note 1 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information.

Capital Adequacy

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. On January 1, 2020, the Bank elected to be subject to the Community Bank Leverage Ratio.  See details of our capital ratios in Note 10 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

As of both December 31, 2020 and 2019, the Bank exceeded all capital adequacy requirements to which it is subject and met the qualifications to be considered “well-capitalized.”

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

Derivatives

We maintain and account for derivatives, in the form of interest rate lock commitments (“IRLCs”) and mandatory forward contracts, in accordance with the Financial Accounting Standards Board (“FASB”) guidance on accounting for derivative instruments and hedging activities. We recognize gains and losses on IRLCs, mandatory forward contracts, and best effort forward contracts on the loan pipeline through mortgage-banking revenue in the Consolidated Statements of Income.

IRLCs on mortgage loans that we intend to sell in the secondary market are considered derivatives. We are exposed to price risk from the time a mortgage loan is locked in until the time the loan is sold. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 14 days to 120 days. For these IRLCs, we attempt to protect the Bank from changes in interest rates through the use of to be announced (“TBA”) securities, which are forward contracts, as well as loan level commitments in the form of best efforts and mandatory forward contracts. Mandatory forward contracts are also considered derivatives. Best efforts forward contracts are not derivatives, however, we have elected to measure and report these commitments at fair value. These assets and liabilities are included in the Consolidated Statements of Financial Condition in other assets and accrued expenses and other liabilities, respectively.

See Note 16 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for more information on our derivatives.

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

Our principal sources of liquidity are loan repayments, maturing investments, sales of AFS securities, deposits, borrowed funds, and proceeds from loans sold on the secondary market. The levels of such sources are dependent on the Bank’s operating, financing, and investing activities at any given time. We consider core deposits stable funding sources and include all deposits, except CDs of $100,000 or more. The Bank’s experience has been that a substantial portion of CDs renew at time of maturity and remain on deposit with the Bank. CDs scheduled to mature within one year amounted to $118.7 million at December 31, 2020. Additionally, loan payments, maturities, deposit growth, and earnings contribute to our flow of funds.

In addition to our ability to generate deposits, we have external sources of funds, which may be drawn upon when desired. The primary source of external liquidity is an available line of credit with the FHLB. Our credit availability under the FHLB’s credit availability program was $280.9 million at December 31, 2020, of which $10.0 million was outstanding.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $121.8 million at December 31, 2020. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2020, we had $17.0 million in unadvanced commitments for home equity lines of credit,  $74.6 million outstanding in unadvanced construction commitments, and commitments under lines of credit for $30.2 million, which we expect to fund from the sources of liquidity described above. Standby letters of credit amounted to $3.3 million at December 31, 2020.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity. As of December 31, 2020, we had no material commitments for capital expenditures.

Our ability to acquire deposits or borrow could be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. At December 31, 2020, management considered the Company’s liquidity level to be sufficient for the purposes of meeting our cash flow requirements. We are not aware of any undisclosed known trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in our liquidity.

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

Our interest rate sensitivity position as of December 31, 2020 is presented in the following table. Our assets and liabilities are scheduled based on maturity or repricing data except for core deposits which are based on internal core deposit analyses. These assumptions are validated periodically by management. The difference between our rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. As of December 31, 2020, we had a one-year cumulative negative gap of  $107.8 million.

	180 days	181 days -	One-five
	or less	one year	years	> 5 years	Total

	(dollars in thousands)
Interest-bearing deposits (1)	$160,189	$—	$—	$—	$160,189
Securities	1,407	1,407	16,928	61,299	81,041
Restricted stock investments	1,236	—	—	—	1,236
LHFS	36,299	—	—	—	36,299
Loans	113,381	52,148	329,078	148,275	642,882
	$312,512	$53,555	$346,006	$209,574	$921,647

NOWs	$74,723	$31,866	$—	$—	$106,589
Money market	157,772	24,096	9,638	—	191,506
Savings	21,931	21,597	19,936	—	63,464
CDs	65,100	56,186	78,518	—	199,804
Borrowings	—	—	10,000	—	10,000
Subordinated debentures	20,619	—	—	—	20,619
	$340,145	$133,745	$118,092	$—	$591,982

Period	$(27,633)	$(80,190)	$227,914	$209,574
% of Assets	(2.90)%	(8.42)%	23.93%	22.00%
Cumulative	$(27,633)	$(107,823)	$120,091	$329,665
% of Assets	(2.90)%	(11.32)%	12.61%	34.61%
Cumulative assets to liabilities	91.88%	77.25%	120.29%	155.69%
(1)	Includes CDs held for investment

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

At December 31, 2020, the simulation model provided the following interest-rate risk profile (changes in the EVE):

Change in Rates		Amount	$ Change	% Change

		(dollars in thousands)
+400	bp	$201,003	$17,757	0.10%
+300	bp	197,363	14,117	0.08%
+200	bp	187,314	4,068	0.02%
+100	bp	185,177	1,931	0.01%
0	bp	183,246
-100	bp	66,970	(116,276)	(0.63)%
-200	bp	(98,186)	(281,432)	(1.54)%

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

Inflation

The Consolidated Financial Statements and related consolidated financial data presented herein have been prepared in accordance with GAAP and practices within the banking industry which require the measurement of financial condition and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. As a financial institution, virtually all of our assets and liabilities are monetary in nature and interest rates have a more significant impact on our performance than the effects of general levels of inflation. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless mitigated by increases in our revenues correspondingly. However, we believe that the impact of inflation on our operations was not material for 2020 or 2019.

Subsequent Events

Asset Sale

On January 1, 2021, we sold the majority of the assets of our real estate company, Hyatt Commercial, with the exception of cash and certain fixed assets. At the time of the sale, Hyatt Commercial had $1.6 million in assets, $1.1 million of which was in cash that stayed with the Company. The remainder of the assets were sold for $334,000 and we realized a loss of approximately $45,000.

Dividend

On February 24, 2021, the Company’s Board of Directors declared a $0.05 per share dividend to stockholders of record on March 8, 2021, payable on March 15, 2021.

Proposed Merger with Shore Bancshares, Inc.

On March 3, 2021, the Company and Shore Bancshares, Inc. (“Shore”) entered into an agreement and plan of merger (the “Merger Agreement”) that provides that the Company will merge with and into Shore, with Shore as the surviving corporation (the “Merger”). Following the Merger, the Bank will merge with and into Shore’s wholly-owned bank subsidiary, Shore United Bank, with Shore United Bank as the surviving bank (the “Bank Merger”). At the effective time of the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive (i) 0.6207 shares of Shore common stock and (ii) $1.59 in cash, together with cash in lieu of fractional shares, if any. The merger consideration is 85% stock and 15% cash.

The completion of the Merger and the Bank Merger are subject to customary closing conditions, including approval by the Company’s stockholders, Shore’s stockholders and the receipt of regulatory approvals or waivers from the OCC and the Board of Governors of the Federal Reserve System. Prior to the completion of the Bank Merger, Shore United Bank must obtain the approval of the OCC to convert to a national banking association. The Merger is expected to be completed in the third quarter of 2021.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of interest rate risk, see Item 7 of Part II of this Annual Report on Form 10-K under the heading “Interest Rate Sensitivity.”

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audit reports by the Company’s independent registered public accounting firm, the Financial statements, and supplementary data are included herein at pages F-1 through F-46, and incorporated herein by reference.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. As of December 31, 2020, the Company’s management, including the Company’s CEO (Principal Executive Officer) and CFO (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgement in evaluating the benefits of possible controls and procedures relative to their costs. Based on this evaluation, the Company's CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company's disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2020, the Company's internal control over financial reporting was effective.

This Annual Report on  Form 10-K does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that exempts the Company from such attestation and require only management’s report.

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The additional information required by this item will be provided within 120 days after December 31, 2020.

ITEM 11 EXECUTIVE COMPENSATION

The information required by this item will be provided within 120 days after December 31, 2020.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to our equity compensation plans is incorporated herein by reference to the section entitled “Equity Compensation Plan” contained in Item 5 of Part II of this Annual Report on Form 10-K.

The additional information required by this item will be provided within 120 days after December 31, 2020.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be provided within 120 days after December 31, 2020.

ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be provided within 120 days after December 31, 2020.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) and (b) Exhibits Required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this Form 10-K:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Severn Bancorp, Inc., as amended (1)
3.2	Bylaws of Severn Bancorp, Inc., as amended (12)
4.1	Form of Common Stock Certificate
4.2	Description of Common Stock (12)
10.1+	Stock Option Plan (2)
10.2+	Employee Stock Ownership Plan (3)
10.3+	Form of Common Stock Option Agreement (4)
10.4+	2019 Equity Incentive Plan (7)
10.5+	Form of Subscription Agreement (6)
10.6	Form of Subordinated Note (6)
10.7+	Form of Restricted Stock Award Agreement (5)
10.8+	Form of Incentive Stock Option Award Agreement (5)
10.9+	Employment Agreement by and between Severn Bancorp, Inc, Severn Bank, and Vance W. Adkins dated August 27, 2019 (9)
10.10+	Form of Non-Qualified Stock Option Award Agreement (5)
10.11+	Separation Agreement and Release by and between Severn Savings Bank, FSB and Paul Susie dated June 10, 2019 (10)
10.12+	Change In Control Agreement by and between Severn Bancorp, Inc., Severn Bank, and Alan J. Hyatt, dated December 30, 2019 (11)
14.1	Code of Ethics (8)
21.1* 23.1*	Subsidiaries of Severn Bancorp, Inc. Consent of Yount, Hyde & Barbour, P.C.
23.2*	Consent of BDO USA, LLP
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS* 101.SCH* 101.CAL* 101.LAB* 101.PRE* 101.DEF* 104*

Inline XBRL Instance Document

Inline XBRL Taxonomy Extension Schema Document

Inline XBRL Taxonomy Extension Calculation Linkbase Document

Inline XBRL Taxonomy Extension Label Linkbase Document

Inline XBRL Taxonomy Extension Presentation Linkbase Document

Inline XBRL Taxonomy Extension Definitions Linkbase Document

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+     Denotes management contract, compensatory plan, or arrangement.

*     Filed herewith.

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 11, 2009.
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 21, 2005.
(3)	Incorporated by reference from the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 7, 2002.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006.
(5)	Incorporated by reference from the Company’s Form S-8 filed with Securities and Exchange Commission on June 21, 2019.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.
(7)	Incorporated by reference from the Company’s 2019 Proxy Statement filed with the Securities and Exchange Commission on April 23, 2019.
(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 25, 2004.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2019.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2019.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2020.
(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2019 and filed with the Securities and Exchange Commission on March 16, 2020.

ITEM 16 FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVERN BANCORP, INC.
March 31, 2021	/s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board, President, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated on March 31, 2021.

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

/s/Dale B. Shields
Dale B. Shields, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Severn Bancorp, Inc.

Annapolis, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Severn Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – General Allowance – Qualitative Factors

As described in Note 1 (Summary of Significant Accounting Policies) and Note 3 (Loans Receivable and Allowance for Loan Losses) to the consolidated financial statements, the Company maintains an allowance for loan losses to provide for probable losses on existing loans, which totaled $8.67 million at December 31, 2020.  The Company’s allowance for loan losses consists of three components: the specific allowance; the general allowance; and the unallocated allowance. The general component relates to loans that are not considered impaired and is based on historical loss experience adjusted for qualitative factors and totaled $7.99 million at December 31, 2020. The qualitative portion of the general allowance is based on management’s evaluation of specific factors which are used to develop loss percentages applied to the loan portfolio, by loan pool, based on management’s assessment of shared risk characteristics within groups of similar loans. The qualitative portion of the general allowance is determined based on management’s continuing evaluation of certain internal and external factors, including: levels and trends in delinquent and nonaccrual loans; the inherent risk in the loan portfolio; trends in volume and terms of loans; effects of any changes in lending policies and procedures; the experience, ability, and depth of management; national and local economic trends and conditions; the effect of any changes in concentrations of credit; and industry conditions.

Management exercised significant judgment when assessing the considerations which serve as the basis for the qualitative factors used to adjust the Company’s historical loss experience in the general component of the allowance for loan losses estimate. We identified the assessment of those qualitative factors as a critical audit matter as auditing the qualitative factors involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

● Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative factors, which included:
●	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
●	Evaluating the reasonableness of management’s judgments related to the determination of qualitative factors.
●	Evaluating the qualitative factors for directional consistency and for reasonableness.
●	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2020.

Winchester, Virginia

March 31, 2021

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Severn Bancorp, Inc.

Annapolis, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of financial condition of Severn Bancorp, Inc. and Subsidiaries, (the “Company”) as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019, and the results of their operations and their cash flows for each of the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor from 2013 to 2020.

Philadelphia, Pennsylvania

March 16, 2020

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

	December 31,
	2020	2019
ASSETS
Cash and due from banks	$4,819	$2,892
Federal funds sold and interest-bearing deposits in other banks	151,790	85,301
Cash and cash equivalents	156,609	88,193
Certificates of deposit held for investment	3,580	7,540
Securities available for sale, at fair value	65,098	12,906
Securities held to maturity (fair value of $16,603 and $26,158 at December 31, 2020 and 2019, respectively)	15,943	25,960
Mortgage loans held for sale, at fair value	36,299	10,910
Loans receivable	642,882	645,685
Allowance for loan losses	(8,670)	(7,138)
Loans, net	634,212	638,547
Real estate acquired through foreclosure	1,010	2,387
Restricted stock investments	1,236	2,431
Premises and equipment, net	20,940	22,144
Accrued interest receivable	2,576	2,458
Deferred income taxes	1,145	863
Bank owned life insurance	5,517	5,377
Goodwill	1,104	1,104
Other assets	7,284	5,214
Total assets	$952,553	$826,034
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest bearing	$245,093	$122,901
Interest-bearing	561,363	538,148
Total deposits	806,456	661,049
Long-term borrowings	10,000	35,000
Subordinated debentures	20,619	20,619
Accrued expenses and other liabilities	5,831	4,779
Total liabilities	842,906	721,447
Stockholders' Equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 12,843,349 and 12,810,926 shares issued and outstanding at December 31, 2020 and 2019, respectively	128	128
Additional paid-in capital	66,251	65,944
Retained earnings	43,216	38,560
Accumulated other comprehensive income (loss)	52	(45)
Total stockholders' equity	109,647	104,587
Total liabilities and stockholders' equity	$952,553	$826,034

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year Ended December 31,
	2020	2019
Interest income:
Loans	$32,330	$36,201
Securities	1,034	930
Other earning assets	547	2,679
Total interest income	33,911	39,810
Interest expense:
Deposits	5,252	7,350
Borrowings and subordinated debentures	1,139	1,953
Total interest expense	6,391	9,303
Net interest income	27,520	30,507
Provision for (reversal of) loan losses	900	(500)
Net interest income after provision for (reversal of) loan losses	26,620	31,007
Noninterest income:
Mortgage-banking revenue	9,466	3,747
Real estate commissions	1,213	1,834
Real estate management fees	646	627
Deposit service charges	2,292	2,189
Title company revenue	1,357	1,126
ATM surcharges	304	239
Income from bank owned life insurance	140	152
Other noninterest income	396	350
Total noninterest income	15,814	10,264
Noninterest expense:
Compensation and related expenses	23,183	19,738
Occupancy	1,780	1,703
Legal fees	209	157
Write-downs, losses, and costs of real estate acquired through foreclosure, net of gains	(23)	172
Federal Deposit Insurance Corporation insurance premiums	143	116
Professional fees	862	1,147
Advertising	808	936
Data processing	1,752	1,508
Credit report and appraisal fees	233	198
Licensing and software	892	946
Loss on disposal of premises and equipment	74	—
Internal audit and compliance	297	338
Office expenses, printing, and postage	533	356
Telecommunications	390	378
Other noninterest expense	1,919	1,968
Total noninterest expense	33,052	29,661
Net income before income tax provision	9,382	11,610
Income tax provision	2,676	3,328
Net income	$6,706	$8,282
Net income per common share - basic	$0.52	$0.65
Net income per common share - diluted	$0.52	$0.64

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2020	2019
Net income	$6,706	$8,282
Other comprehensive income item:
Unrealized holding gains on available-for-sale securities arising during the period (net of tax expense of $38 and $10)	97	28
Total other comprehensive income	97	28
Total comprehensive income	$6,803	$8,310

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

	Number of				Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2019, restated	12,759,576	128	65,538	32,067	(73)	97,660
Net income	—	—	—	8,282	—	8,282
Stock-based compensation	—	—	146	—	—	146
Dividends paid on common stock at $0.14 per share	—	—	—	(1,789)	—	(1,789)
Exercise of stock options	51,350	—	260	—	—	260
Other comprehensive income	—	—	—	—	28	28
Balance at December 31, 2019	12,810,926	128	65,944	38,560	(45)	104,587
Net income	—	—	—	6,706	—	6,706
Stock-based compensation	—	—	133	—	—	133
Dividends paid on common stock at $0.16 per share	—	—	—	(2,050)	—	(2,050)
Exercise of stock options	32,423	—	174	—	—	174
Other comprehensive income	—	—	—	—	97	97
Balance at December 31, 2020	12,843,349	$128	$66,251	$43,216	$52	$109,647

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, except per share data)

	Year Ended December 31,
	2020	2019

Cash flows from operating activities:
Net income	$6,706	$8,282
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,578	1,443
Amortization of deferred loan fees	(2,543)	(1,911)
Net amortization (accretion) of premiums and discounts on securities	336	(45)
Provision for (reversal of) loan losses	900	(500)
Write-downs and losses on real estate acquired through foreclosure, net of gains	80	259
Gain on sale of mortgage loans	(9,466)	(3,747)
Loss on disposal of premises and equipment	74	—
Proceeds from sale of mortgage loans held for sale	304,166	173,630
Originations of loans held for sale	(320,089)	(171,755)
Stock-based compensation	133	146
Increase in cash surrender value of bank-owned life insurance	(140)	(152)
Deferred income taxes	(320)	696
(Increase) decrease in accrued interest receivable	(118)	390
Increase in other assets	(1,959)	(32)
Increase in accrued expenses and other liabilities	941	86
Net cash (used in) provided by operating activities	(19,721)	6,790
Cash flows from investing activities:
Purchase of certificates of deposit held for investment	(3,000)	—
Redemption of certificates of deposit held for investment	6,960	1,240
Loan principal repayments, net of disbursements	5,978	37,476
Redemption of restricted stock investments	1,195	1,335
Purchases of premises and equipment, net	(448)	(842)
Activity in securities held to maturity:
Maturities/calls/repayments	9,914	12,850
Activity in available-for-sale securities:
Purchases	(62,762)	(7,958)
Maturities/calls/repayments	10,472	7,215
Proceeds from sales of real estate acquired through foreclosure	1,297	233
Net cash (used in) provided by investing activities	(30,394)	51,549
Cash flows from financing activities:
Net increase (decrease) in deposits	145,407	(118,457)
Repayments of long-term borrowings	(25,000)	(38,500)
Common stock dividends	(2,050)	(1,789)
Exercise of stock options	174	260
Net cash provided by (used in) financing activities	118,531	(158,486)
Increase (decrease) in cash and cash equivalents	68,416	(100,147)
Cash and cash equivalents at beginning of period	88,193	188,340
Cash and cash equivalents at end of period	$156,609	$88,193
Supplemental Noncash Disclosures:
Interest paid on deposits and borrowed funds	$6,544	$9,354
Income taxes paid	2,428	1,919
Real estate acquired in satisfaction of loans	—	1,342
Transfers of mortgage loans held for sale to loan portfolio	—	648
Initial recognition of operating lease right-of-use asset	111	2,684
Initial recognition of operating lease liability	111	2,684

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of Severn Bancorp, Inc. and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”). Events occurring after the date of the financial statements up to March 31, 2021, the date the financial statements were available to be issued, were considered in the preparation of the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Severn Bancorp, Inc., and its wholly-owned subsidiaries, Mid-Maryland Title Company, Inc. (the “Title Company”), SBI Mortgage Company and SBI Mortgage Company’s subsidiary, Crownsville Development Corporation, and its subsidiary, Crownsville Holdings I, LLC, and Severn Savings Bank, FSB (the “Bank”), and the Bank’s subsidiaries, Louis Hyatt, Inc. (“Hyatt Commercial”) (see Note 20 below on asset sale), Homeowners Title and Escrow Corporation, Severn Financial Services Corporation, SSB Realty Holdings, LLC, SSB Realty Holdings II, LLC, and HS West, LLC. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and affect the reported amounts of revenues earned and expenses incurred during the reporting period. Actual results could differ from those estimates. Estimates that could change significantly relate to the provision for loan losses and the related allowance for loan losses (“Allowance”), valuation of real estate acquired through foreclosure, and the calculation of current and deferred income taxes and the realizability of deferred tax assets.

Reclassifications

Certain reclassifications have been made to amounts previously reported to conform to current period presentation.

Correction of Prior Period Immaterial Error

During 2020, the Company corrected an immaterial accounting error related to $885,000 of deferred tax assets (“DTAs”) recorded in years prior to 2020 by the holding company. These DTAs were related to state net operating losses (“NOLs”)

which accumulated over the span of many years. As the holding company has not previously generated taxable income and continues to generate no taxable income, it has no ability to utilize the NOLs. To correct this immaterial accounting error, the Company recorded an adjustment to 2019's opening retained earnings in the amount of $793,000 and additional tax expense of $92,000 (the amounts deemed applicable for 2019) for the year ended December 31, 2019.

In evaluating whether the previously issued Consolidated Financial Statements were materially misstated for the interim or annual periods prior to December 31, 2019, the Company applied the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality, and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and concluded that the effect of the errors on prior period annual financial statements was immaterial; however, the cumulative effect of correcting all of the prior period misstatements in the current year would be material to the current year consolidated financial statements. The guidance states that prior-year misstatements which, if corrected in the current year would materially misstate the current year’s financial statements, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior-year financial statements. Correcting prior-year financial statements for such immaterial misstatements does not require previously filed reports to be amended. Other than the statements listed below, no other financial statements were impacted, with the exception of Note 14 – Income Taxes.

The following table shows the consolidated financial statement amounts as previously reported and as revised as of and for the year ended December 31, 2019:

	As Previously	2019	As
	Reported	Adjustments	Revised

STATEMENT OF FINANCIAL CONDITION	(in thousands)

ASSETS
Deferred income taxes	$1,748	(885)	$863
Total assets	$826,919	(885)	$826,034
LIABILITIES AND STOCKHOLDERS' EQUITY
Retained earnings	$39,445	(885)	$38,560
Total stockholders' equity	105,472	(885)	104,587
Total liabilities and stockholders' equity	$826,919	(885)	$826,034

STATEMENT OF INCOME
Income tax provision	$3,236	92	$3,328
Net income	$8,374	(92)	$8,282

COVID-19 Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the U.S. and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 has adversely impacted and could continue to adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to a target range of 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak has affected and may continue to adversely affect the Company’s financial condition and results of operations. As a result of the spread of COVID-19, economic uncertainties have arisen which have impacted and are likely to continue to negatively impact net interest income, noninterest income, credit quality, the Allowance, and the provision for loan losses. Additionally, there could be a potential for goodwill impairment. Other financial impact could occur though such potential impact is unknown at this time.

Significant Accounting Policies

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

Securities

We designate securities into one of three categories at the time of purchase. Debt securities that we have the intent and ability to hold to maturity are classified as held-to-maturity (“HTM”) and recorded at amortized cost. Debt securities are classified as trading if bought and held principally for the purpose of sale in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as HTM securities or trading securities are considered available for sale (“AFS”) and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive income.

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

Fees and costs

Origination and commitment fees and direct origination costs on loans held for investment generally are deferred and amortized to income over the contractual lives of the related loans using the interest method. Under certain circumstances, commitment fees are recognized over the commitment period or upon expiration of the commitment. Fees to extend loans three months or less are recognized in income upon receipt. Unamortized loan fees and costs are recognized in income when the related loans are sold or prepaid.

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

Loan Impairment

A loan is considered impaired if it meets any of the following three criteria:

●	Loans that are 90 days or more in arrears (nonaccrual loans);
●	Loans where, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement; or
●	Loans that are modified and qualify as troubled debt restructures (“TDR” or “TDRs”) (see below).

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

See Note 3 for information related to loan modifications made during the COVID-19 pandemic.

Allowance

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

Real Estate Acquired Through Foreclosure

Real estate acquired through or in the process of foreclosure is recorded at fair value less estimated disposal costs. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using estimates as described under “Allowance” above. In the event of a subsequent change in fair value, the carrying amount is adjusted to the lesser of the new fair value, less disposal costs, or the carrying value recorded at acquisition. The amount of the change is charged or credited to noninterest expense. Expenses on real estate acquired through foreclosure incurred prior to the disposition of the property, such as maintenance, insurance and taxes, and physical security, are charged to expense. Material expenses that improve the property to its best use are capitalized to the property. If a foreclosed property is sold for more or less than the carrying value, a gain or loss is recognized upon the sale of the property.

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

We evaluated the FHLB stock for impairment in accordance with GAAP. The Bank’s determination of whether this investment is impaired is based on an assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value. The determination of whether a decline in value affects the ultimate recoverability of its cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB, and (4) the liquidity position of the FHLB. Management has evaluated the FHLB stock for impairment and believes that no impairment charge is necessary as of December 31, 2020.

Premises and Equipment

Land is carried at cost. All other premises and equipment are carried at cost less accumulated depreciation. Depreciation and amortization of premises and equipment is accumulated by the use of the straight-line method over the estimated useful lives of the assets. Additions and improvements are capitalized, and charges for repairs and maintenance are expensed when incurred. The related cost and accumulated depreciation are eliminated from the accounts when an asset is sold or retired and the resultant gain or loss is credited or charged to income.

Bank Owned Life Insurance (“BOLI”)

BOLI is carried at the aggregate cash surrender value of life insurance policies owned where the Company or its subsidiary is named beneficiary. Increases in cash surrender value derived from crediting rates for underlying insurance policies is credited to noninterest income.

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination and is allocated to the Bank’s reporting units. Based upon an in-depth analysis performed in accordance with FASB guidance, we have determined that we have two reporting units – commercial and consumer banking and mortgage-banking. The entire amount of goodwill has been allocated to the commercial and consumer banking reporting unit.

Goodwill is not amortized but is tested for impairment periodically. We assess goodwill for potential impairment annually as of September 30, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. As of September 30, 2020, we determined that there was no evidence of impairment of goodwill, nor were there any other events or circumstances which would change that conclusion through December 31, 2020.

Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income taxes are provided on income and expense items when they are reported for financial statement purposes in periods different from the periods in which these items are recognized in the income tax returns. DTAs are recognized only to the extent that it is more likely than not that such amounts will be realized based upon consideration of available evidence, including tax planning strategies and other factors.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on AFS securities, are reported as a separate component of the equity section of the Consolidated Statements of Financial Condition, and, along with net income, are components of comprehensive income. The Company’s sole component of accumulated other comprehensive income is unrealized gains/losses on AFS securities.

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

For qualifying hedges, we formally document at inception all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various accounting hedges. We primarily utilize derivatives to manage interest rate sensitivity.

At December 31, 2020 and 2019, we did not have any designated hedges as we do not designate IRLCs or forward sales commitments on residential mortgage originations as hedges. We have elected the fair value option to record IRLCs and forward sales commitments on residential mortgage originations and recognize any related gains and losses in the Consolidated Statements of Income.

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

Revenue Recognition

ASC 606, Revenue from Contracts with Customers, effective January 1, 2018, established principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage-banking and mortgage servicing activities. Our material revenue-generating activities that are within the scope of ASC 606, which are presented in our Consolidated Statements of Income as components of noninterest income, are service charges on deposit accounts (including ATM surcharges), real estate commissions, real estate management fees, and Title Company revenue. Any other immaterial activities subject to ASC 606 are recorded in noninterest income in the Consolidated Statements of Income.

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

All contract acquisition costs are expensed as incurred. We had no contract assets or liabilities at December 31, 2020 or 2019.

Advertising Costs

We expense our advertising costs as incurred, except payments for major sponsorships which are amortized over an estimated life not to exceed one year. Advertising expenses were $808,000 and $936,000 for the years ended December 31, 2020 and 2019, respectively.

Recent Accounting Pronouncements

Pronouncements Issued

In September 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses, which sets forth a current expected credit loss (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU was originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In July 2019, the FASB issued a proposal to delay the implementation for smaller reporting companies such as us until January 2023. In October, 2019, that proposal was finalized with the issuance of ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 was issued to address concerns with the adoption of ASU 2016-13. ASU 2019-05 gives entities the ability to irrevocably elect the fair value option in Subtopic 825-10 for certain existing financial assets upon transition to ASU 2016-03. Financial assets that are eligible for this fair value election are those that qualify under Subtopic 825-10 and are within the scope of Subtopic 326-10, Financial Instruments - Credit Losses - Measured at Amortized Costs. An exception to this is HTM debt securities, which do not qualify for this transition election. The effective date for the amendment is the same as the effective date in ASU 2016-03. In November 2019, FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. ASU 2019-10 was issued to defer the effective dates for certain guidance for certain entities. The amendments in this update amend the mandatory effective dates for ASC 326, Financial Instruments - Credit Losses, for entities eligible to be smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2022, including interim reporting periods within that reporting period.

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

In December 2019, FASB issued ASU No. 2019-12, Simplifying the Accounting for Taxes, which simplifies the accounting for incomes taxes by removing certain exceptions in the current codification. The standard is effective for fiscal years beginning after December 15, 2020. The adoption of ASU No. 2019-12 is not expected to have a material impact on our financial position, results of operations, or cash flows.

In January 2020, FASB issued ASU No. 2020-01, Investments – Equity securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarifies the interaction between the three Topics. The standard is effective for fiscal years beginning after December 15, 2020. The adoption of ASU No. 2020-01 is not expected to have a material impact on our financial position, results of operations, or cash flows.

Note 2 - Securities

The amortized cost and estimated fair values of our AFS securities portfolio were as follows as of December 31:

	2020
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(dollars in thousands)
U.S. government agency notes	$6,640	$45	$25	$6,660
Corporate obligations	2,000	34	—	2,034
Mortgage-backed securities	56,385	339	320	56,404
	$65,025	$418	$345	$65,098

	2019
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(dollars in thousands)
U.S. government agency notes	$5,017	$2	$—	$5,019
Mortgage-backed securities	7,951	—	64	7,887
	$12,968	$2	$64	$12,906

The amortized cost and estimated fair values of our HTM securities portfolio were as follows as of December 31:

	2020
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(dollars in thousands)
U.S. government agency notes	$1,986	$145	$—	$2,131
Mortgage-backed securities	13,957	515	—	14,472
	$15,943	$660	$—	$16,603

	2019
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(dollars in thousands)
U.S. Treasury securities	$994	$14	$—	$1,008
U.S. government agency notes	4,986	100	5	5,081
Mortgage-backed securities	19,980	114	25	20,069
	$25,960	$228	$30	$26,158

Gross unrealized losses and fair value by length of time that the individual AFS securities have been in an unrealized loss position at the dates indicated are presented in the following tables as of December 31:

	2020
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

	(dollars in thousands)
U.S. government agency notes	5	$4,015	$25	—	$—	$—	5	$4,015	$25
Mortgage-backed securities	27	27,454	320	—	—	—	27	27,454	320
	32	$31,469	$345	—	$—	$—	32	$31,469	$345

	2019
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

	(dollars in thousands)
Mortgage-backed securities	7	$7,887	$64	—	$—	$—	7	$7,887	$64
	7	$7,887	$64	—	$—	$—	7	$7,887	$64

Gross unrealized losses and fair value by length of time that the individual HTM securities have been in an unrealized loss position at the dates indicated are presented in the following tables as of December 31, 2019:

	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

	(dollars in thousands)
U.S. government agency notes	—	$—	$—	3	$3,003	$5	3	$3,003	$5
Mortgage-backed securities	2	2,544	17	2	1,238	8	4	3,782	25
	2	$2,544	$17	5	$4,241	$13	7	$6,785	$30

There were no HTM securities in an unrealized loss position as of December 31, 2020.

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

Contractual maturities of debt securities at December 31, 2020 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS Securities		HTM Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(dollars in thousands)
Due after one through five years	$153	$154	$1,986	$2,131
Due after five years through ten years	5,023	5,086	—	—
Due after 10 years	3,464	3,454	—	—
Mortgage-backed securities	56,385	56,404	13,957	14,472
	$65,025	$65,098	$15,943	$16,603

We had $3.1 million fair value of securities pledged as collateral against certain deposits as of December 31, 2020. There were no securities pledged as collateral as of December 31, 2019.

There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at either December 31, 2020 or 2019.

Note 3 - Loans Receivable and Allowance

Loans receivable are summarized as follows at December 31:

	2020	2019

	(dollars in thousands)
Residential mortgage	$209,659	$269,654
Commercial	63,842	43,127
Commercial real estate	243,435	229,257
Construction, land acquisition, and development	112,938	92,822
Home equity/2nds	14,712	12,031
Consumer	1,485	1,541
Total loans receivable, before net unearned fees	646,071	648,432
Unearned loan fees	(3,189)	(2,747)
Loans receivable	$642,882	$645,685

Certain loans in the amount of $131.9 million have been pledged under a blanket floating lien to the FHLB as collateral against advances.

At December 31, 2020 and 2019, the Bank was servicing $159.8 million and $25.9 million, respectively, in loans for the Federal National Mortgage Association and $36.9 million and $13.0 million, respectively, in loans for the Federal Home Loan Mortgage Corporation.

Credit Quality

An Allowance is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. Management has an established methodology to determine the adequacy of the Allowance that assesses the risks and losses inherent in the loan portfolio. The methodology takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Determining the amount of the Allowance requires the use of estimates and assumptions. Actual results could differ significantly from those estimates. While management uses available information to estimate losses on loans, future additions to the Allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies periodically review the Allowance as an integral part of their examination process. Such agencies may require us to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of both December 31, 2020 and 2019.

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

U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) - We are participating in the PPP and began origination of such loans that are expected to be 100% guaranteed by the SBA. This loan program was designed to assist our commercial customers in remaining operational during this time of uncertainty surrounding the COVID-19 pandemic. As of December 31, 2020, we held $30.2 million in PPP loans in our loan portfolio, all of which have an interest forbearance piece. Due to the aforementioned guarantee, these loans are excluded from the Allowance calculation.

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

Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to U.S. GAAP in certain circumstances. In addition, the Office of the Comptroller of the Currency (“OCC”) Bulletin 2020-35 provides more limited circumstances in which a loan modification is not subject to classification as a TDR.

CARES Act Section 4013 and OCC Bulletin 2020-35 forbearance agreements are available to both qualified commercial and consumer loan borrowers. Due to the widespread impact of COVID-19, we have had loan borrowers seek loan forbearance or loan modification agreements under the CARES Act. We held $23.4 million in loans modified under the CARES Act as of December 31, 2020, most of which have an interest deferral component. Such deferral periods range from one month to six months. We have recorded $117,000 in interest that has not yet been collected on $10.5 million in loans due to the forbearance agreements for the year ended December 31, 2020.

The following tables present, by portfolio segment, the changes in the Allowance and the recorded investment in loans as of and for the years ended December 31:

	2020
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total

	(dollars in thousands)
Beginning Balance	$2,264	$1,421	$984	$2,286	$134	$—	$49	$7,138
Charge-offs	(39)	—	(8)	—	—	(15)	—	(62)
Recoveries	494	16	169	—	11	4	—	694
Net recoveries (charge-offs)	455	16	161	—	11	(11)	—	632
(Reversal of) provision for loan losses	(460)	233	371	661	23	11	61	900
Ending Balance	$2,259	$1,670	$1,516	$2,947	$168	$—	$110	$8,670

Ending balance - individually evaluated for impairment	$542	$—	$—	$29	$—	$—	$—	$571
Ending balance - collectively evaluated for impairment	1,717	1,670	1,516	2,918	168	—	110	8,099
	$2,259	$1,670	$1,516	$2,947	$168	$—	$110	$8,670

Ending loan balance -individually evaluated for impairment	$10,131	$—	$547	$308	$491	$63		$11,540
Ending loan balance -collectively evaluated for impairment	199,528	63,842	242,888	112,630	14,221	1,422		634,531
	$209,659	$63,842	$243,435	$112,938	$14,712	$1,485		$646,071

	2019
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total

	(dollars in thousands)
Beginning Balance	$2,224	$2,736	$457	$2,239	$222	$1	$165	$8,044
Charge-offs	(20)	—	(537)	—	—	(14)	—	(571)
Recoveries	14	—	130	5	11	5	—	165
Net (charge-offs) recoveries	(6)	—	(407)	5	11	(9)	—	(406)
Provision for (reversal of) loan losses	46	(1,315)	934	42	(99)	8	(116)	(500)
Ending Balance	$2,264	$1,421	$984	$2,286	$134	$—	$49	$7,138

Ending balance - individually evaluated for impairment	$752	$—	$64	$32	$2	$—	$—	$850
Ending balance - collectively evaluated for impairment	1,512	1,421	920	2,254	132	—	49	6,288
	$2,264	$1,421	$984	$2,286	$134	$—	$49	$7,138

Ending loan balance - individually evaluated for impairment	$11,517	$—	$1,221	$880	$563	$69		$14,250
Ending loan balance - collectively evaluated for impairment	258,137	43,127	228,036	91,942	11,468	1,472		634,182
	$269,654	$43,127	$229,257	$92,822	$12,031	$1,541		$648,432

The following tables present the credit quality breakdown of our loan portfolio by class as of December 31:

	2020
		Special
	Pass	Mention	Substandard	Total

	(dollars in thousands)
Residential mortgage	$205,225	$—	$4,434	$209,659
Commercial	62,642	1,200	—	63,842
Commercial real estate	242,435	86	914	243,435
ADC	112,479	—	459	112,938
Home equity/2nds	14,606	—	106	14,712
Consumer	1,485	—	—	1,485
	$638,872	$1,286	$5,913	$646,071

	2019
		Special
	Pass	Mention	Substandard	Total

	(dollars in thousands)
Residential mortgage	$265,510	$—	$4,144	$269,654
Commercial	41,927	1,200	—	43,127
Commercial real estate	225,363	2,835	1,059	229,257
ADC	92,304	—	518	92,822
Home equity/2nds	11,490	402	139	12,031
Consumer	1,541	—	—	1,541
	$638,135	$4,437	$5,860	$648,432

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31:

	2020
	Past Due
	30-59	60-89	90+				Non-
	Days	Days	Days	Total	Current	Total	Accrual

	(dollars in thousands)
Residential mortgage	$674	$213	$3,393	$4,280	$205,379	$209,659	$4,080
Commercial	—	—	—	—	63,842	63,842	—
Commercial real estate	5	87	126	218	243,217	243,435	126
ADC	—	—	—	—	112,938	112,938	60
Home equity/2nds	60	—	106	166	14,546	14,712	114
Consumer	—	—	—	—	1,485	1,485	—
	$739	$300	$3,625	$4,664	$641,407	$646,071	$4,380

	2019
	Past Due
	30-59	60-89	90+				Non-
	Days	Days	Days	Total	Current	Total	Accrual

	(dollars in thousands)
Residential mortgage	$3,183	$81	$2,200	$5,464	$264,190	$269,654	$3,766
Commercial	—	—	—	—	43,127	43,127	—
Commercial real estate	—	—	126	126	229,131	229,257	237
ADC	—	89	—	89	92,733	92,822	89
Home equity/2nds	—	—	139	139	11,892	12,031	150
Consumer	—	15	—	15	1,526	1,541	—

$3,183	$185	$2,465	$5,833	$642,599	$648,432	$4,242

We did not have any loans greater than 90 days past due and still accruing as of December 31, 2020 or 2019.

The interest which would have been recorded on the above nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $496,000 and $537,000 for the years ended December 31, 2020 and 2019, respectively. The actual interest income recorded on those loans was approximately $142,000 and $184,000 for the years ended December 31, 2020 and 2019, respectively.

The following tables summarize impaired loans as of and for the years ended December 31:

	2020			2019
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance

With no related Allowance:	(dollars in thousands)
Residential mortgage	$7,432	$7,152	$—	$7,258	$7,035	$—
Commercial	—	—	—	—	—	—
Commercial real estate	548	547	—	908	668	—
ADC	212	206	—	752	752	—
Home equity/2nds	910	491	—	996	553	—
Consumer	63	63	—	69	69	—
With a related Allowance:
Residential mortgage	3,104	2,979	542	4,604	4,482	752
Commercial	—	—	—	—	—	—
Commercial real estate	—	—	—	553	553	64
ADC	102	102	29	128	128	32
Home equity/2nds	—	—	—	12	10	2
Consumer	—	—	—	—	—	—
Totals:
Residential mortgage	10,536	10,131	542	11,862	11,517	752
Commercial	—	—	—	—	—	—
Commercial real estate	548	547	—	1,461	1,221	64
ADC	314	308	29	880	880	32
Home equity/2nds	910	491	—	1,008	563	2
Consumer	63	63	—	69	69	—

	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no related Allowance:	(dollars in thousands)
Residential mortgage	$7,357	$263	$6,844	$318
Commercial	—	—	—	—
Commercial real estate	552	35	1,105	63
ADC	221	13	891	36
Home equity/2nds	329	28	730	28
Consumer	81	3	73	5
With a related Allowance:
Residential mortgage	3,013	119	5,322	259
Commercial	—	—	86	—
Commercial real estate	—	—	639	33
ADC	103	4	132	8
Home equity/2nds	—	—	16	1
Consumer	—	—	—	—

Totals:
Residential mortgage	10,370	382	12,166	577
Commercial	—	—	86	—
Commercial real estate	552	35	1,744	96
ADC	324	17	1,023	44
Home equity/2nds	329	28	746	29
Consumer	81	3	73	5

There were no consumer mortgage properties included in real estate acquired through foreclosure at December 31, 2020. There were $1.4 million in consumer mortgage properties included in real estate acquired through foreclosure at December 31, 2019. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction totaled $3.6 million as of December 31, 2020.

TDRs

The following table presents loans that were modified (as TDRs) during the year ended December 31, 2020:

		Recorded	Recorded
		Investment	Investment
	Number of	Prior to	After
	Modifications	Modification	Modification

(dollars in thousands)
Residential Mortgage	1	$89	$89

We did not modify any loans that would qualify as TDRs during the year ended December 31, 2019.

See discussion above in this Note regarding the CARES Act relating to loan modifications during the COVID-19 pandemic.

Interest on our portfolio of TDRs was accounted for under the following methods as of December 31:

	2020
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications

	(dollars in thousands)
Residential mortgage	22	$5,787	2	$163	24	$5,950
Commercial real estate	1	421	—	—	1	421
ADC	1	128	—	—	1	128
Home equity/2nds	1	190	—	—	1	190
Consumer	1	63	—	—	1	63
	26	$6,589	2	$163	28	$6,752

	2019
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications

	(dollars in thousands)
Residential mortgage	31	$7,675	1	$85	32	$7,760
Commercial real estate	2	984	—	—	2	984
ADC	1	130	—	—	1	130
Consumer	2	69	—	—	2	69
	36	$8,858	1	$85	37	$8,943

During 2020 and 2019, there were no TDRs that subsequently defaulted within the 12 month period following the date of their modification.

Note 4 - Premises and Equipment

Premises and equipment are summarized by major classification as follows at December 31:

	2020	2019

	(dollars in thousands)
Land	$1,537	$1,537
Building	30,002	29,834
Leasehold improvements	2,753	3,015
Furniture, fixtures, and equipment	3,933	3,718
Total, at cost	38,225	38,104
Less: accumulated depreciation and amortization	(17,285)	(15,960)
Net premises and equipment	$20,940	$22,144

Depreciation expense was $1.6 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively.

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

Substantially all of the leases in which we are the lessee are comprised of real estate property for branches, ATM locations, office equipment, and office space with terms extending through 2035. All of our leases are classified as operating leases, and therefore, were previously not recognized on our Consolidated Statements of Financial Condition. With the adoption of Topic 842, operating lease agreements are required to be recognized on the Consolidated Statements of Financial Condition as a right-of-use (“ROU”) asset and a corresponding lease liability.

The following table represents the Consolidated Statements of Financial Condition classification of our ROU assets and lease liabilities, included in other assets and other liabilities, respectively, as of December 31. We elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the Consolidated Statements of Financial Condition.

	2020	2019

	(dollars in thousands)
Lease ROU assets	$2,375	$2,538
Lease liabilities	2,437	2,597

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. Our lease agreements often include one or more options to renew at our discretion. If at lease inception, we consider the exercising of a renewal option to be reasonably certain we will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, we utilize our incremental borrowing rate at lease inception over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. The weighted-average remaining lease term was 10.4 years and the weighted-average discount rate was 3.18% as of December 31, 2020.

The following table represents lease costs and other lease information for the years ended December 31. As we elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Variable lease cost also includes payments for ATM location leases in which payments are based on a percentage of ATM transactions (i.e., ATM surcharge fees), rather than a fixed amount.

	2020	2019

	(dollars in thousands)
Operating lease costs	$392	$433
Variable lease cost	11	—
Total lease cost	$403	$433

Cash paid on operating lease liabilities amounted to $351,000 and $321,000 for the years ended December 31, 2020 and 2019, respectively.

Future minimum payments for all leases with initial or remaining terms of one year or more were as follows as of December 31, 2020:

Lease payments due in years ended December 31:	(in thousands)
2021	$367
2022	377
2023	328
2024	259
2025	224
Thereafter	1,348
Total future minimum lease payments	2,903
Amounts representing interest	(466)
Present value of net future minimum lease payments	$2,437

H.S. West, LLC, a subsidiary of the Bank, leases space to three unrelated companies and to a law firm of which the President of the Company and Bank is a partner. Total gross rental income included in occupancy expense on the Consolidated Statements of Income was approximately $1.0 million and $945,000 for the years ended December 31, 2020 and 2019, respectively.

Our minimum future annual rental income on such leases is as follows as of December 31, 2020:

Years Ended December 31,	(in thousands)
2021	$1,040
2022	567
2023	484
2024	198
2025	101
Thereafter	—
$2,390

Note 5 - Goodwill and Other Intangible Assets

We held $1.1 million in goodwill at both December 31, 2020 and 2019. The goodwill relates to the acquisition of Hyatt Commercial and the Title Company.

No impairment charge was required in either 2020 or 2019.

See Note 20 for additional information related the sale of certain assets of Hyatt Commercial.

Note 6 - Deposits

Deposits are summarized as follows as of December 31:

	2020		2019

	(dollars in thousands)
NOW	$106,589	13.2%	$83,612	12.6%
Money market	191,506	23.7%	162,621	24.6%
Savings	63,464	7.9%	61,514	9.3%
Certificates of deposit	199,804	24.8%	230,401	34.9%
Total interest-bearing deposits	561,363	69.6%	538,148	81.4%
Noninterest-bearing deposits	245,093	30.4%	122,901	18.6%
Total deposits	$806,456	100.0%	$661,049	100.0%

Scheduled maturities of certificates of deposit were as follows as of December 31:

	2020	2019

	(dollars in thousands)
One year or less	$118,695	$126,156
Greater than one year to two years	51,385	57,310
Greater than two years to three years	15,426	34,278
Greater than three years to four years	8,129	5,078
Greater than four years to five years	6,169	7,579
	$199,804	$230,401

Certificates of deposit of $250,000 or more totaled $23.8 million and $32.2 million as of December 31, 2020 and 2019, respectively. We held $2.7 million in brokered certificates of deposit at December 31, 2019. We did not hold any brokered deposits at December 31, 2020.

We had securities with a fair value of $3.1 million pledged as collateral against certain deposits as of December 31, 2020. There were no securities pledged as collateral as of December 31, 2019.

Note 7 - Borrowings

Our borrowings consist of advances from the FHLB. The FHLB advances are available under a specific collateral pledge and security agreement, which requires that we maintain collateral for all of our borrowings equal to 30% of total assets. Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities of one year or less and may contain prepayment penalties. Long-term borrowings through the FHLB have original maturities up to 20 years and generally contain prepayment penalties. As of December 31, 2020, our total credit line with the FHLB was $280.9 million, with outstanding balances of $10.0 million and $35.0 million at December 31, 2020 and 2019, respectively.

At December 31, 2020, we also maintained a line of credit with a bankers’ bank in the amount of $11.0 million, which we had not drawn upon as of December 31, 2020.

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

Certain information regarding our borrowings is as follows as of December 31:

	2020	2019

Amount outstanding at year-end:	(dollars in thousands)
FHLB advances	$10,000	$35,000
Weighted-average interest rate at year-end:
FHLB advances	2.19%	1.92%
Maximum outstanding at any month-end:
FHLB advances	$35,000	$70,000
Commercial note payable	—	3,500
Average outstanding:
FHLB advances	$27,641	$50,897
Commercial note payable	—	3,433
Weighted-average interest rate during the year:
FHLB advances	1.98%	1.74%
Commercial note payable	—%	4.20%

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB as of December 31, 2020:

Principal
Amount (in thousands)	Rate	Maturity
$10,000	2.19%	2022

Certain loans in the amount of $131.9 million have been pledged under a blanket floating lien to the FHLB as collateral against advances.

Note 8 - Subordinated Debentures

As of December 31, 2020 and 2019, the Company had outstanding $20.6 million in principal amount of Junior Subordinated Debt Securities, due in 2035 (the “2035 Debentures”). The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association as Trustee. The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR plus 200 basis points and mature on January 7, 2035. Payments of principal, interest, premium, and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture. The 2035 Debentures became redeemable, in whole or in part, by the Company on January 7, 2010.

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

Under the terms of the 2035 Debentures, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing. As of December 31, 2020, we were current on all interest due on the 2035 Debentures.

Note 9 - Employee Benefit Plans

The Bank has a 401(k) Retirement Savings Plan. Employees may contribute a percentage of their salary up to the maximum amount allowed by law. The Bank matches 50% of the first 6% of an employee’s contribution. All employees who have completed one year of service with the Bank are eligible to participate in the company match. The Bank’s contributions to this plan was $330,000 and $285,000 for the years ended December 31, 2020 and 2019, respectively.

The Bank has an Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of participating employees. The Bank recognized ESOP expense of $132,000 and $134,000 for the years ended December 31, 2020 and 2019, respectively. The Plan had allocated shares totaling 530,627 and 492,029, respectively, and had unallocated shares to participants in the Plan totaling 20,535 shares and 47,380 shares, respectively, as of December 31, 2020 and 2019. The fair value of the unallocated shares at December 31, 2020 was approximately $144,772.

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

As a national bank, we must obtain prior approval to pay a cash dividend if the dividend would exceed the sum of current period net income and retained earnings from the past two years, after deducting the following transactions during that period: any dividends previously declared, extraordinary transfers required by the OCC, and payments made for the retirement of preferred stock. The calculation is performed on a rolling basis as described in 12 CFR 5.64.

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

As of the date of our last regulatory exam, the Bank was considered “well capitalized” and as of December 31, 2020, the Bank continued to meet the requirements to be considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements.

Our regulatory capital amounts and ratios were as follows:

			Minimum		Minimum		To be Well
			Requirements		Requirements		Capitalized Under
			for Capital Adequacy		with Capital		Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2020	(dollars in thousands)
Community bank leverage ratio	$122,196	13.7%	N/A	N/A	N/A	N/A	$71,495	8.0%

December 31, 2019
Common Equity Tier 1 Capital (to risk-weighted assets)	$117,492	18.5%	$28,617	4.5%	$44,515	7.0%	$41,336	6.5%
Total capital (to risk-weighted assets)	124,619	19.6%	50,875	8.0%	66,773	10.5%	63,593	10.0%
Tier 1 capital (to risk-weighted assets)	117,492	18.5%	38,156	6.0%	54,054	8.5%	50,875	8.0%
Tier 1 capital (to average quarterly assets)	117,492	13.4%	34,995	4.0%	56,867	6.5%	43,744	5.0%

Note 11 - Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options, warrants, and convertible preferred stock and are determined using the treasury stock method. There were 162,750 anti-dilutive shares for the year ended December 31, 2020. There were no anti-dilutive shares for the year ended December 31, 2019.

Information relating to the calculations of our income per common share is summarized as follows for the years ended December 31:

	2020	2019

	(dollars in thousands, except for per share data)
Weighted-average shares outstanding - basic	12,816,415	12,780,980
Dilution	15,371	74,371
Weighted-average share outstanding - diluted	12,831,786	12,855,351

Net income	$6,706	$8,282
Net income per share - basic	$0.52	$0.65
Net income per share - diluted	$0.52	$0.64

Note 12 - Stock-Based Compensation

We maintain a stock-based compensation plan for directors, officers, and other key employees of the Company. The aggregate number of shares of common stock that could be issued with respect to the awards granted under the Plan is 500,000. Under the terms of the Plan, the Company has the ability to grant various stock compensation incentives, including stock options, stock appreciation rights, and restricted stock. The Plan was granted under terms and conditions determined by the Compensation Committee of the Board of Directors. Under the Plan, stock options generally have a maximum term of ten years and are granted with an exercise price at least equal to the fair market value of the common stock on the date the options are granted. Generally, options granted to directors, officers, and employees of the Company vest over a five-year period, although the Compensation Committee has the authority to provide for different vesting schedules.

We account for stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the Consolidated Statements of Income at fair value. Additionally, we are required to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award. The expense is recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense included in the Consolidated Statements of Income for the years ended December 31, 2020 and 2019 totaled $133,000 and $146,000, respectively.

Information regarding our stock-based compensation plan is as follows as of and for the years ended December 31:

	2020				2019
			Weighted-				Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of period	234,173	$6.60			349,023	$6.32
Granted	21,000	7.68			—	—
Exercised	(32,423)	5.36		$55	(51,350)	5.08		$217
Forfeited	(2,500)	6.29			(63,500)	6.32
Outstanding at end of period	220,250	$6.89	2.4	$77	234,173	$6.60	2.8	$635
Exercisable at end of period	159,417	$6.71	1.9	$77	148,215	$6.35	2.4	$438

The stock-based compensation expense amounts and fair values of options at the time of the grants were derived using the Black-Scholes option-pricing model. The following weighted average assumptions were used to value options granted for the year ended December 31, 2020. There were no options granted in 2019.

2020
Expected life	5.5 years
Risk-free interest rate	0.66%
Expected volatility	27.80%
Expected dividend yield	1.95%
Weighted average per share fair value of options granted	$1.59

As of December 31, 2020, there was $152,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over a period of approximately 25 months.

Note 13 – Other Noninterest Expense

The breakout of our other noninterest expenses is as follows for the years ended December 31:

	2020	2019

	(dollars in thousands)
Directors fees	$290	$253
Stock expense	118	198
Insurance	214	252
Dues and subscriptions	125	134
OCC assessments	177	211
Recruiting	171	233
Contributions	270	221
Other	554	466
Total other noninterest expense	$1,919	$1,968

Note 14 - Income Taxes

Our income tax expense consists of the following for the years ended December 31:

	2020	2019

	(dollars in thousands)
Current	$2,996	$2,632
Deferred	(320)	696
Income tax expense	$2,676	$3,328

The income tax expense is reconciled to the amount computed by applying the federal corporate tax rates of 21% to the net income before taxes as follows for the years ended December 31:

	2020		2019
	Amount	Rate	Amount	Rate

	(dollars in thousands)
Tax at statutory federal rate	$1,970	21.0%	$2,438	21.0%
State tax net of Federal income tax benefit	705	7.5%	836	7.2%
Other adjustments	1	0.0%	54	0.5%
	$2,676	28.5%	$3,328	28.7%

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following at December 31:

	2020	2019

Deferred tax assets:	(dollars in thousands)
Net operating loss carryforward	$963	$891
Allowance	2,832	2,492
Reserve on real estate acquired through foreclosure	3	45
Reserve for uncollected interest	74	58
Reserve for contingent liability	2	7
Unrealized losses on AFS securities	—	17
AMT	—	93
Total gross deferred tax assets	3,874	3,603
Valuation allowance	(949)	(885)
Total gross DTAs, net of valuation allowance	2,925	2,718
Deferred tax liabilities:
FHLB stock dividends	57	57
Loan origination costs	188	580
Accelerated depreciation	923	896
Prepaid expenses	165	185
MSRs	400	89
Unrealized gains on AFS securities	21	—
Other	26	48
Total gross deferred tax liabilities	1,780	1,855
Net deferred tax assets	$1,145	$863

In assessing the realizability of federal or state DTAs at December 31, 2020, management considered whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. At December 31, 2020, state NOLs totaled $14.8 million and expire at various times from 2023 through 2033. We have recorded a valuation allowance for $949,000 against the net deferred tax asset for the portion of the NOL which has been deemed not likely that the Company will generate sufficient taxable income within the applicable carry-forward periods to realize.

The statute of limitations for Internal Revenue Service examination of the Company’s federal consolidated tax returns remains open for tax years 2017 through 2020.

Our income tax returns are subject to review and examination by federal and state taxing authorities. We are no longer subject to examination by federal tax authorities for the years ended before 2017. The years open to examination by state taxing authorities vary by jurisdiction.

Note 15 - Commitments and Contingencies

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

The following table shows the contract amounts for our off-balance sheet instruments as of December 31:

	2020	2019

	(dollars in thousands)
Standby letters of credit	$3,251	$3,325
Home equity lines of credit	17,005	16,917
Unadvanced construction commitments	74,626	79,378
Mortgage loan commitments	—	701
Lines of credit	30,190	16,501
Loans sold and serviced with limited repurchase provisions	41,800	76,536

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements and are limited to real estate transactions. The majority of these standby letters of credit expire within twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes, except for certain standby letters of credit, that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2020 and 2019 for guarantees under standby letters of credit issued was $8,000 and $14,000, respectively.

Home equity lines of credit are loan commitments to individuals as long as there is no violation of any condition established in the contract. Commitments under home equity lines expire ten years after the date the loan closes and are secured by real estate. We evaluate each customer’s creditworthiness on a case-by-case basis.

Unadvanced construction commitments are loan commitments made to borrowers for both residential and commercial projects that are either in process or are expected to begin construction shortly.

Mortgage loan commitments not reflected in the accompanying Consolidated Statements of Financial Condition at December 31, 2019 included three loans totaling $701,000. There were no such commitments at December 31, 2020.

Lines of credit are loan commitments to individuals and companies as long as there is no violation of any condition established in the contract. Lines of credit have a fixed expiration date. The Bank evaluates each customer’s credit worthiness on a case-by-case basis.

The Bank has entered into several agreements to sell mortgage loans to third parties. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within a period ranging generally from 120 to 180 days after the sale date depending on the investor’s agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. There were no repurchases during the year ended December 31, 2020 or 2019.

The Company provides banking services to customers who do business in the medical-use cannabis industry. While the growing, processing, and sales of medical-use cannabis is legal in the state of Maryland, the business currently violates Federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. The strict enforcement of Federal laws regarding medical-use cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the Company’s Consolidated Financial Statements if the Federal government takes actions against the Company. As of December 31, 2020, the Company has not accrued an amount for the potential impact of any such actions.

Following is a summary of the level of business activities with our medical-use cannabis customers:

●	Deposit and loan balances at December 31, 2020 were approximately $42.8 million, or 5.3% of total deposits, and $18.7 million, or 2.9% of total loans, respectively. Deposit and loan balances at December 31, 2019 were approximately $22.8 million, or 3.4% of total deposits, and $14.0 million, or 2.2% of total loans, respectively.

●	Interest and noninterest income for the year ended December 31, 2020 were approximately $769,000 and $2.1 million, respectively. Interest and noninterest income for the year ended December 31, 2019 were approximately $773,000 and $2.0 million, respectively.
●	The volume of deposits accepted from medical-use cannabis licensed (“licensed”) customers in 2020 was approximately $292.4 million. The volume of deposits accepted from licensed customers in 2019 was approximately $267.6 million.

Note 16 - Derivatives

We maintain and account for derivatives, in the form of IRLCs and mandatory forward contracts, in accordance with the FASB guidance on accounting for derivative instruments and hedging activities. We recognize gains and losses on IRLCs, to be announced (“TBA”) securities, mandatory forward contracts, and best effort forward contracts on the loan pipeline through mortgage-banking revenue in the Consolidated Statements of Income.

IRLCs on mortgage loans that we intend to sell in the secondary market are considered derivatives. We are exposed to price risk from the time a mortgage loan is locked in until the time the loan is sold. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 14 days to 120 days. For these IRLCs, we attempt to protect the Bank from changes in interest rates through the use of TBA securities, which are forward contracts, as well as loan level commitments in the form of best efforts and mandatory forward contracts. Mandatory forward contracts are also considered derivatives and are reported in the table below. Best efforts forward contracts are not derivatives, however, we have elected to measure and report these commitments at fair value. These assets and liabilities are included in the Consolidated Statements of Financial Condition in other assets and accrued expenses and other liabilities, respectively.

Information pertaining to the carrying amounts of our derivative financial instruments follows as of December 31:

	2020		2019
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value

	(dollars in thousands)
Asset - IRLCs	$44,243	$1,128	$7,645	$179
Asset - mandatory forward contracts	—	—	10,591	23
Liability - TBA securities	79,500	557	—	—

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

Assets and Liabilities Measured on a Recurring Basis

The following table presents fair value measurements for assets and liabilities that are measured at fair value on a recurring basis as of and for the year ended December 31, 2020:

			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
	Value	(Level 1)	(Level 2)	(Level 3)	Period Income

Assets:	(dollars in thousands)
AFS Securities - U.S. government agency notes	$6,660	$—	$6,660	$—	$—
AFS Securities - corporate obligations	2,034	—	2,034	—	—
AFS Securities - mortgage-backed securities	56,404	—	56,404	—	—
LHFS	36,299	—	36,299	—	323
MSRs	1,451	—	—	1,451	(1,013)
IRLCs	1,128	—	—	1,128	949
Liabilities:
TBA securities	557	—	557	—	(557)

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

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Fair Value	Valuation	Unobservable	Range
	Estimate	Technique	Input	(Weighted-Average)

December 31, 2020:	(dollars in thousands)
MSRs (1)	$1,451	Market Approach	Weighted average prepayment speed (PSA) (2)	326
IRLCs - net asset	1,128	Market Approach	Range of pull through rate	77% -100%
			Average pull through rate	93%

December 31, 2019:
MSRs (1)	$323	Market Approach	Weighted average prepayment speed (CPR) (2)	11.10%
IRLCs - net asset	179	Market Approach	Range of pull through rate	70% - 95%
			Average pull through rate	83%

(1)  The weighted average was calculated with reference to the principal balance of the underlying mortgages.

(2)  PSA = Public Securities Association Standard Prepayment Model; CPR = Conditional Prepayment Rate Model

The activity in MSRs was as follows for the years ended December 31:

	2020	2019

	(dollars in thousands)
Beginning balance	$323	$437
Additions	2,141	—
Valuation adjustment	(1,013)	(114)
Ending balance	$1,451	$323

The activity in IRLCs was as follows for the years ended December 31:

	2020	2019

	(dollars in thousands)
Beginning balance	$179	$100
Valuation adjustment	949	79
Ending balance	$1,128	$179

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

LHFS

LHFS are carried at fair value, which is determined based on outstanding investor commitments or, in the absence of such commitments, a mark to market analysis based on third-party pricing models.

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

The significant unobservable inputs used in the fair value measurement of the reporting entity’s residential MSRs are prepayment speeds, probability of default, rate of return, and cost of servicing. Significant increases/decreases in any of those inputs in isolation would have resulted in a significantly lower/higher fair value measurement. Generally, a change in the assumption used for prepayment speeds would have been accompanied by a directionally similar change in the markets, i.e. the 10-Year Treasury, and in the probability of default.

IRLCs

We utilize a third-party specialist model to estimate the fair value of our IRLCs, which are valued based upon mandatory pricing quotes from correspondent lenders less estimated costs to process and settle the loan. Fair value is adjusted for the estimated probability of the loan closing with the borrower.

Forward Contracts

To avoid interest rate risk, we hedge the open locked/closed position with TBA forward trades. On a regular basis, we allocate disbursed loans to mandatory commitments with government-sponsored enterprises (“GSE”) and private investors delivering the loans within 120 days of origination to maximize interest earnings. For a small percentage of our business, we enter into best efforts forward sales commitments with investors at the time we make an IRLC to a borrower. Once a loan has been closed and funded, the best efforts commitments convert to mandatory forward sales commitments. The mandatory commitments are derivatives, and we measure and report them at fair value. Fair value is based on the gain or loss that would occur if we were to pair-off the transaction with the investor at the measurement date. This is a level 2 input. We have elected to measure and report best efforts commitments at fair value using a valuation methodology similar to that used for mandatory commitments.

Market assumptions utilized in the fair value measurement of the reporting entity’s residential mortgage derivatives, inclusive of IRLCs, Closed Loan Inventory, TBA derivative trades, and Mandatory Forwards may be subject to investor overlays that may result in a significantly lower fair value measurement. Generally such overlays are announced with advanced notice in order to include the risk adjuster, however there are times when announcements are mandated resulting in a lower fair value measurement. Additionally market assumptions such as spec pool payups may result in a significantly higher fair value measurement at time of loan allocation to specific trades.

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

For assets measured at fair value on a nonrecurring basis, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of assets as of December 31:

2020
Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average (2)

(dollars in thousands)
Impaired loans	$2,510	$—	$—	$2,510	0% - 14%	9%

	2019
			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average (2)

	(dollars in thousands)
Impaired loans	$4,437	$—	$—	$4,437	0% - 160%	8%
Real estate acquired through foreclosure	1,174	—	—	1,174	0% - 16%	10%
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

Fair Value of All Financial Instruments

The carrying value and estimated fair value of all financial instruments are summarized in the following tables as of December 31. The descriptions of the fair value calculations for AFS securities, LHFS, MSRs, IRLCs, best efforts forward contracts, mandatory forward contracts, TBA securities, impaired loans, and real estate acquired through foreclosure are included in the discussions above.

	2020
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

Assets:	(dollars in thousands)
Cash and cash equivalents	$156,609	$156,609	$—	$—	$156,609
Certificates of deposit held for investment	3,580	3,580	—	—	3,580
AFS securities	65,098	—	65,098	—	65,098
HTM securities	15,943	—	16,603	—	16,603
LHFS	36,299	—	36,299	—	36,299
Loans receivable, net	634,212	—	—	639,597	639,597
Restricted stock investments	1,236	—	1,236	—	1,236
Accrued interest receivable	2,576	—	2,576	—	2,576
MSRs	1,451	—	—	1,451	1,451
IRLCs	1,128	—	—	1,128	1,128
Liabilities:
Deposits	806,456	—	806,444	—	806,444
Accrued interest payable	164	—	164	—	164
Borrowings	10,000	—	10,313	—	10,313
Subordinated debentures	20,619	—	—	16,157	16,157
TBA securities	557	—	557	—	557

	2019
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

Assets:	(dollars in thousands)
Cash and cash equivalents	$88,193	$88,193	$—	$—	$88,193
Certificates of deposit held for investment	7,540	7,540	—	—	7,540
AFS securities	12,906	—	12,906	—	12,906
HTM securities	25,960	1,008	25,150	—	26,158
LHFS	10,910	—	10,910	—	10,910
Loans receivable, net	638,547	—	—	647,238	647,238
Restricted stock investments	2,431	—	2,431	—	2,431
Accrued interest receivable	2,458	—	2,458	—	2,458
MSRs	323	—	—	323	323
IRLCs	179	—	—	179	179
Best effort forward contracts	23	—	23	—	23
Mandatory forward contracts	23	—	23	—	23
Liabilities:
Deposits	661,049	—	662,418	—	662,418
Accrued interest payable	317	—	317	—	317
Borrowings	35,000	—	35,063	—	35,063
Subordinated debentures	20,619	—	—	16,754	16,754

At December 31, 2020 and 2019, the Bank had loan funding commitments $121.8 million and $113.5 million, respectively, and standby letters of credit outstanding of $3.3 million at both December 31, 2020 and 2019. The fair value of these commitments is nominal.

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

There were no transfers between any of Levels 1, 2, and 3 for the years ended December 31, 2020 or 2019.

Note 18 - Related Party Transactions

During the ordinary course of business, we make loans to our directors and their affiliates and several of our policy making officers on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers.

Transactions in related party loans were as follows for the years ended December 31:

	2020	2019

	(dollars in thousands)
Beginning Balance	$19,532	$3,628
Additions	1,803	13,751
Repayments	(4,382)	(28)
Change in Directors/Officers	—	2,181
	$16,953	$19,532

During January 2007, a law firm, in which the President of the Company and the Bank is a partner, entered into a five year lease agreement with a subsidiary of the Company. The term of the lease was five years with the option to renew the lease for three additional five year terms. The second option to renew was exercised in January 2017. The total rent payments received by the subsidiary were $293,000 and $287,000 for the years ended December 31, 2020 and 2019, respectively. The law firm also reimburses the Company for its share of common area maintenance and utilities. In addition, the law firm represents the Company and the Bank in certain legal matters. The fees for law services rendered by that firm were $116,000 and $149,000 for the years ended December 31, 2020 and 2019, respectively.

Total related party deposits in the Bank amounted to $4.3 million and $5.8 million at December 31, 2020 and 2019, respectively. Additionally, the law firm of the President of the Company and Bank, described above, maintained deposits in the Bank of $4.8 million and $1.4 million at December 31, 2020 and 2019, respectively.

Note 19 - Parent Company Financial Statements

The following is financial information of Severn Bancorp (parent company only):

Statements of Financial Condition

	December 31,
	2020	2019

ASSETS	(dollars in thousands)
Cash	$2,279	$1,481
Equity in net assets of subsidiaries:
Bank	122,582	118,712
Nonbank	5,032	4,516
Other assets	619	620
Total assets	$130,512	$125,329

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Subordinated debentures	$20,619	$20,619
Other liabilities	246	123
Total liabilities	20,865	20,742
Stockholders' Equity	109,647	104,587
Total liabilities and stockholders' equity	$130,512	$125,329

Statements of Income

	Year Ended December 31,
	2020	2019

	(dollars in thousands)
Interest income	$—	$—
Interest expense on subordinated debentures	591	1,066
Net interest expense	(591)	(1,066)
Dividend from subsidiary	3,400	6,340
Other noninterest income	4	—
General and administrative expenses	(396)	(235)
Income before income taxes and equity in undistributed net income of subsidiaries	2,417	5,039
Income tax expense	—	(5)
Equity in undistributed net income of subsidiaries	4,289	3,248
Net income	$6,706	$8,282
Other comprehensive income item - unrealized holding gains on AFS securities arising during the period (net of tax expense of $38 and $10)	97	28
Total comprehensive income	$6,803	$8,310

Statements of Cash Flows

	Year Ended December 31,
	2020	2019

Cash flows from operating activities:	(dollars in thousands)
Net income	$6,706	$8,282
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(4,289)	(3,248)
Stock-based compensation	133	146
Deferred income taxes	1	—
Decrease in other assets	—	18
Increase (decrease) in accrued expenses and other liabilities	123	(66)
Net cash provided by operating activities	2,674	5,132
Cash flows from financing activities:
Repayment of borrowings	—	(3,500)
Common stock dividends	(2,050)	(1,789)
Exercise of stock options	174	260
Net cash used in financing activities	(1,876)	(5,029)
Increase in cash and cash equivalents	798	103
Cash and cash equivalents at beginning of period	1,481	1,378
Cash and cash equivalents at end of period	$2,279	$1,481

Note 20 – Subsequent Events

Asset Sale

On January 1, 2021, we sold the majority of the assets of our real estate company, Hyatt Commercial, with the exception of cash and certain fixed assets. At the time of the sale, Hyatt Commercial had $1.6 million in assets, $1.1 million of which was in cash that stayed with the Company. The remainder of the net assets were sold for $334,000 and we realized a loss of approximately $45,000.

Dividend

On February 24, 2021, the Company’s Board of Directors declared a $0.05 per share dividend to stockholders of record on March 8, 2021, payable on March 15, 2021.

Proposed Merger with Shore Bancshares, Inc.

On March 3, 2021, the Company and Shore Bancshares, Inc. (“Shore”) entered into an agreement and plan of merger (the “Merger Agreement”) that provides that the Company will merge with and into Shore, with Shore as the surviving corporation (the “Merger”). Following the Merger, the Bank will merge with and into Shore’s wholly-owned bank subsidiary, Shore United Bank, with Shore United Bank as the surviving bank (the “Bank Merger”). At the effective time of the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive (i) 0.6207 shares of Shore common stock and (ii) $1.59 in cash, together with cash in lieu of fractional shares, if any. The merger consideration is 85% stock and 15% cash.

The completion of the Merger and the Bank Merger are subject to customary closing conditions, including approval by the Company’s stockholders, Shore’s stockholders and the receipt of regulatory approvals or waivers from the OCC and the Board of Governors of the Federal Reserve System. Prior to the completion of the Bank Merger, Shore United Bank must obtain the approval of the OCC to convert to a national banking association. The Merger is expected to be completed in the third quarter of 2021.