Form 10-K/A
period 2020-12-31
SEVERN BANCORP INC
filed 2021-04-30
CIK 868271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

As of April 29, 2021, there were issued and outstanding 12,857,139 shares of the registrant’s common stock.

Documents incorporated by reference:

None

i

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2020 originally filed on March 31, 2021 (the “Original Filing”) by Severn Bancorp, Inc., a Maryland corporation (the “Company”) and the holding company for Severn Savings Bank, FSB (the “Bank”). The Company is filing this Amendment to present the information required by Part III of Form 10-K as the Company will not file its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2020.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The following narrative provides certain information regarding the current members of the Company’s Board of Directors:

Terms that expire at the 2023 Annual Meeting of Stockholders

David S. Jones.  David S. Jones, 61, has been a director of the Company since 2012 and a director of the Bank since 2011. In 1983 Mr. Jones cofounded Southern Drywell, Inc., a septic system contractor, and serves as its President. Mr. Jones also cofounded Jones of Annapolis, Inc., a demolition and excavation contractor, in 1980 and serves as the Secretary/Treasurer. Both companies are located in Annapolis. He has developed, owned and leased commercial and residential real estate throughout Anne Arundel County since 1985. Mr. Jones’ many years of business experience is important to the oversight of the Company’s financial reporting, enterprise and operational risk management.

John A. Lamon, III.  John A. Lamon, III, 63, has been a director of the Company since 2009 and a director of the Bank since 2008. Mr. Lamon has been a Senior Account Executive with G&G Outfitters, Inc. since 2000, a promotional products and marketing company that focuses on branded merchandise. Prior to that, Mr. Lamon was President and Owner of John A. Lamon & Associates, a promotional and marketing company. Mr. Lamon was with the company for 20 years before selling the business to G&G Outfitters, Inc. Mr. Lamon received his Bachelor’s degree from the University of Maryland, where he was a two-time All American lacrosse player. Mr. Lamon has received the Willis Bilderback Volunteer Award and the Willie Gateau Youth Services Award.  He has served on various boards including St. Mary’s School, the Annapolis Touchdown Club, St. Mary’s Royal Blue Club and the University of Maryland M Club. Mr. Lamon is currently Chairman of the Compensation Committee and a member of the Audit and Examining Committee and the Corporate Governance Committee. Mr. Lamon’s business and marketing experience is important to the oversight of the Company’s financial reporting, enterprise and operational risk management.

Konrad M. Wayson.  Konrad M. Wayson, 59, has been a director of the Company since 2009 and a director of the Bank since 2008. Mr. Wayson has served as Secretary and Treasurer of Hopkins & Wayson, Inc., a general contractor servicing Maryland, Washington DC and Virginia, since 1984. He has been a Partner of Wayson Landholdings since its start in 1996 and has been serving as its managing partner since 2007. He currently serves as chairman for the Anne Arundel County Public Schools Ethics Panel. He also served as Chief Financial Officer of Childs Landscaping from 1997 until 2004 when the company was sold. Mr. Wayson has served on the Anne Arundel Medical Foundation Board, the Anne Arundel Economic Development Corporation Board and the Anne Arundel School Board. Mr. Wayson is currently a member of the Audit and Examining Committee and the Compensation Committee. As a Treasurer and Businessman, Mr. Wayson brings strong financial skills important to the oversight of the Company’s financial reporting, enterprise and operational risk management.

Term that expires at the 2022 Annual Meeting of Stockholders

Dale B. Shields. Dale B. Shields, 44, has been a director of the Company since 2020 and a director of the Bank since 2019. Mr. Shields is the Managing Member of Shields Properties, LLC since 2010 which focuses on commercial and residential real estate in Maryland, Delaware, and Florida. Over the course of his career Mr. Shields has been responsible for the development of over 1,000 units of residential housing in Florida, Virginia, Maryland, and Delaware.  Mr. Shields received a Bachelor of Science focusing on biochemistry, microbiology, and economics from Boston University.  He is also a graduate of American University’s Washington College of Law and barred in the State of Maryland. Mr. Shields received an MBA with a concentration in Real Estate Finance from the Kenan Flagler School of Business at the University of North Carolina where he co-founded the first student run Real Estate Investment fund in America.  Mr. Shields lives in Edgewater with his wife and three sons and spends his free time coaching youth basketball. Mr. Shields brings strong financial skills important to the oversight of the Company’s financial reporting, enterprise and operational risk management.

Terms that expire at the 2021 Annual Meeting of Stockholders

Alan J. Hyatt.  Alan J. Hyatt, 66, has been Chairman of the Board and President of the Bank since 1982, having previously served as an officer and director since 1978. He has also served as the Chairman of the Board and President of the Company since 1990. Mr. Hyatt has been a Partner in the law firm of Hyatt & Weber, P.A., in Annapolis, Maryland, since 1978, and is also a Real Estate Broker with Hyatt Commercial, a subsidiary of the Bank, also in Annapolis, Maryland. Mr. Hyatt serves on the Board of Trustees of the Anne Arundel Health System Inc., and the Anne Arundel County Pension Trustee Board. He formerly was the Chairman of the Board of the Anne Arundel Community College Foundation, Inc. Mr. Hyatt currently spends the majority of his professional time on the affairs of the Bank and the Company, and the balance on his law practice. As an attorney and businessman, Mr. Hyatt brings strong legal and financial skills important to the oversight of the Company’s financial reporting, enterprise and operational risk management.

James H. Johnson, Jr.  James H. Johnson, Jr., 73, has been a director of the Company since 2012 and a director of the Bank since 2011. Recently he has served as a Visiting Professor of Civil Engineering at Morgan State University and Interim President of Baltimore City Community College. For the period April 2012 through December 2017, Dr. Johnson served as the Director of the U.S. EPA's Center for Environmental Research. He is Professor Emeritus of Civil Engineering and former Dean of the College of Engineering, Architecture and Computer Sciences at Howard University. Dr. Johnson received his B.Sc. from Howard University, M.Sc. from the University of Illinois and Ph.D. from the University of Delaware. He is a Registered Professional Engineer in the District of Columbia. Dr. Johnson also serves as a member of the Anne Arundel Community College (MD) Board of Trustees. Previous board and committee activities include past Chair of U.S. EPA Board of Scientific Counselors, past Chair of the U.S. EPA National Advisory Council for Environmental Policy and Technology, and member of the National Research Council’s (NRC) Division of Earth and Life Studies oversight committee, U.S. EPA Science Advisory Board, the NRC Boards on Radioactive Waste Management and Environmental Studies and Toxicology, and the American Society of Civil Engineering Foundation Board. Dr. Johnson is currently the Chair of the Corporate Governance Committee, a member of the Risk Committee and a director for the Mid-Maryland Title Company. Dr. Johnson’s many years of education and government experience is important to the oversight of the Company’s financial reporting, enterprise and operational risk management.

Mary Kathleen Sulick.  Mary Kathleen Sulick, 69, has been a director of the Company since 2012 and a director of the Bank since 2011. Ms. Sulick has been a Certified Public Accountant since 1989 and received the Personal Financial Specialist Certification from the AICPA in 2008. Ms. Sulick joined HeimLantz Financial Advisors in 2002, after leaving her position as Finance Director of the City of Annapolis. She became a Partner of the firm in 2009.  A native of Annapolis, Ms. Sulick graduated Magna Cum Laude from Christopher Newport University in Newport News, Virginia with a Bachelor of Science degree in Accounting in 1981. She went on to further her education through graduate work in Finance at the University of Maryland. Ms. Sulick has over 35 years of experience in accounting and she began her accounting and finance career with the Maryland General Assembly in 1983. A 1998 graduate of Leadership Anne Arundel, Ms. Sulick is active in many community and professional organizations. Currently she serves on the City of Annapolis Police and Fire Retirement Plan Committee and Anne Arundel County Pension Trustee Board. She also is an active member of the Annapolis Rotary Club. Her professional organization memberships include the American Institute of Certified Public Accountants (AICPA), Personal Financial Planning Division and the Financial Planning Association. As a Certified Public Accountant, Ms. Sulick is currently Chairperson of the Audit and Examining Committee where she serves as the Company’s audit committee financial expert. Ms. Sulick also serves on the Risk Committee. Ms. Sulick brings strong accounting and financial skills important to the oversight of the Company’s financial reporting, enterprise and operational risk management.

Terms that expire at the 2022 Annual Meeting of Stockholders

Raymond S. Crosby.  Raymond Crosby, 58, has been a director of the Company since 2012 and a director of the Bank since 2011. Mr. Crosby is President of Crosby Marketing Communications, a nationally-recognized advertising, public relations and digital marketing firm with headquarters in Annapolis and offices in Washington, DC since 1985. Mr. Crosby leads a team of 85 professionals in developing integrated marketing programs for health care organizations, federal agencies, advocacy groups and leading corporations. He provides high level strategic counsel to clients and handles new business development, financial oversight and industry involvement on behalf of the firm. He serves on the Council of Governors for the American Association of Advertising Agencies and is a former Chairman of the Anne Arundel County Chamber of Commerce. Mr. Crosby is a lifelong Annapolitan and graduated from the University of North Carolina at Chapel Hill. Mr. Crosby is currently a member of the Compensation Committee and Audit Committee. Mr. Crosby’s 30+ years of business experience is important to the oversight of the Company’s financial reporting, enterprise and operational risk management.

Eric M. Keitz.  Eric M. Keitz, 60, joined Severn Bancorp, Inc. as Chief Operating Officer in 2017 and left that position at the end of 2019. Prior to joining the Bank, Mr. Keitz was a practicing Certified Public Accountant with extensive experience in auditing, corporate and partnership taxation, and SEC reporting. Mr. Keitz has been a member of the Severn Bank Board since 2009 and a member of the Severn Bancorp Board since 2010. He previously served as Chairman of the Auditing and Examining Committee and as a member of the Governance, Compensation, and Regulatory Compliance/Risk Committees. He currently serves on several non-profit boards in Anne Arundel County and is a member of the Audit Committee of the Annapolis Yacht Club. Mr. Keitz’s many years of business experience is important to the oversight of the Company’s financial reporting, enterprise and operational risk management.

Executive Officers who are not Directors

Vance W. Adkins.  Vance W. Adkins, 40, joined the Company as Executive Vice President and Chief Financial Officer in 2019. He has over 15 years of experience in the financial services industry. Previously, he was Chief Financial Officer with HomeTown Bank in Roanoke, Virginia from 2010 to 2019. He has also served as Senior Risk Officer with HomeTown Bank. Prior to working for HomeTown Bank he was an audit supervisor for Yount, Hyde & Barbour, P.C. where he managed engagements across over 40 public and private financial institutions. Mr. Adkins received both his Bachelor of Science in Accounting and his Masters of Science, Accounting & Information Systems from Virginia Polytechnic Institute and State University. He is a Certified Public Accountant (CPA) and Chartered Global Management Accountant (CGMA).

Erik M. Chick.  Erik M. Chick, 48, joined the Company as Executive Vice President and Chief Lending Officer in 2019. He has over 20 years of experience with lending in the financial services industry. Previously, he served as Senior Vice President and Commercial Relationship Manager with Severn Bank since 2016. Prior to joining Severn Bank he worked with various commercial banks including Howard Bank and Bank of Annapolis. Mr. Chick received his B.S. degree from Johns Hopkins University.

Alan Lancaster.  Alan Lancaster, 65, joined the Company as Executive Vice President and Chief Credit Officer in 2019. He has over 35 years of experience with lending in the financial services industry. Previously, he served as Senior Vice President and Chief Credit Officer with Severn Bank since 2012. Prior to joining Severn Bank he worked with various commercial banks including Sandy Spring Bank, M&T/Provident Bank, and First Horizon National Corporation. Mr. Lancaster received his B.A. degree from University of Richmond and Master of Business Administration degree from William & Mary.

Code of Ethics

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

Audit and Examining Committee

The Company’s Audit and Examining Committee is comprised of at least three members, each of whom is appointed by the Board of Directors, and is responsible for overseeing the accounting and financial reporting process of the Company, and the audit of the financial statements of the Company. In addition, the Committee prepares an audit committee report as required by SEC rules to be included in the Company’s annual proxy statement. The Audit and Examining Committee consists of: Mary Kathleen Sulick, Chairperson, Raymond S. Crosby, Dale B. Shields, and Konrad M. Wayson. The Board has determined that each of the Audit and Examining Committee members is independent under the Nasdaq Listing Rules and applicable SEC rules. The Audit and Examining Committee’s responsibilities are described in a written charter that was adopted by the Board of Directors, a copy of which is available on the Company’s website  www.severnbank.com. The Board has determined that Mary Kathleen Sulick is an “audit committee financial expert,” as such term is defined by applicable SEC rules.

Item 11. Executive Compensation

Background

Because the Company does not pay its employees, compensation decisions are made by the Compensation Committee of the Bank’s Board of Directors. The Compensation Committee currently consists of: John A. Lamon III, Chairman, Raymond S. Crosby, and Konrad M. Wayson. Each of the members of the Bank’s Compensation Committee is independent under the Nasdaq Listing Rules as currently in effect.

The Compensation Committee operates under a written charter adopted by the Company’s Board of Directors. The responsibilities of the Committee include:

●	Formulating, evaluating and approving the compensation of the Company’s executive officers; and
●	Overseeing all compensation programs involving the issuance of the Company’s stock and other equity securities of the Company.

Objectives of the Compensation Program

The primary objectives of the Compensation Committee with respect to executive compensation are:

●	To attract and retain the best possible executive talent;
●	To tie annual and long-term cash and stock incentives to achievement of corporate and individual performance objectives; and
●	To align executives’ incentives with stockholder value creation.

To achieve these objectives, the Compensation Committee has implemented and maintains compensation plans that tie a portion of an executive’s overall compensation to the financial performance of the Company. Overall, the total compensation opportunity is intended to create an executive compensation program that is set at the median competitive levels of comparable publicly traded financial institutions. This is based upon an annual informal survey of similar sized companies established by the Compensation Committee.

Annually, the Bank’s Compensation Committee evaluates profiles of comparable financial institutions to assure that the compensation to the Company’s executive officers is comparable to similarly sized financial institutions in the industry. Other factors used by the Compensation Committee in determining compensation for the executive officers include an assessment of the overall financial condition of the Company and the Bank, including an analysis of our asset quality, interest rate risk exposure, capital position, net income and consistency of earnings. Our return on average assets and return on equity are considered and compared to our peer group. In addition, the Compensation Committee interviews each executive officer individually and collectively to evaluate performance of the Company and the individual executive officers. This input is used to determine the total compensation package for each executive officer, and the allocation between the different components within the compensation package. The complexity of the activities of the executive officers are considered, and intangible items are considered such as the reputation and general standing of the Bank within the community and the likelihood of continuing successful and profitable results.

Say-on-Pay Vote

At the 2020 annual meeting, we held a stockholder advisory vote on the compensation of our named executive officers, commonly referred to as a say-on-pay vote. Our stockholders approved the compensation of our named executive officers at the 2020 annual meeting, with an overwhelming majority of stockholder votes that were cast in favor of our say-on-pay resolution. As we evaluated our compensation practices, we were aware of the strong support our stockholders expressed for our pay for performance compensation philosophy. As a result, following our annual review of our executive compensation philosophy, the Compensation Committee decided to retain our general approach to executive compensation. We believe our executive compensation program for 2020 advanced our goals of recruitment and retention, promoted both short-term and long-term performance of our executive officers and aligned executives’ incentives with stockholder value creation.

Our Board has adopted a policy of holding say-on-pay votes every three years until changed by the advisory vote of stockholders at the next say-on-frequency vote. The next say-on-frequency vote will occur no later than our 2026 annual meeting.

Compensation Components

Compensation consists of the following components:

Base Salary. Base salaries are used to attract and retain employees by providing a portion of compensation that is not considered “at risk.”  Base salaries are designed to reward the performance of our executive officers in the daily fulfillment of their responsibilities to the Company. Base salaries for our executives are established based on the scope of their responsibilities and historical compensation levels, taking into account competitive market compensation paid by other companies for similar positions. Generally, the Company believes that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies in line with the Company’s compensation philosophy. Base salaries are reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

Annual Bonus. The purpose of the annual bonus program is to align the interests of executive officers with Company stockholders by motivating executive officers to achieve superior annual financial and annual operational performance. The Company’s annual bonus plan for its executives provides for a discretionary cash bonus, dependent upon the level of achievement of corporate and personal goals. In addition, the discretionary bonus for the named executive officers is determined based on the Company’s performance compared to budgets and projections. The Board of Directors establishes specific financial and operational goals for the Company at the beginning of each year and annual discretionary bonus funding is in part related to achievement of these annual goals. The Compensation Committee approves any bonus for the Chief Executive Officer and for each other named executive officer. The Compensation Committee retains the right to award discretionary bonuses.

Long-Term Incentive Program. The Compensation Committee believes that long-term performance is achieved through an ownership culture that encourages long-term performance by the Company’s executive officers through the use of stock-based awards. In connection with this, the Board of Directors adopted the Severn Bancorp, Inc. 2019 Equity Incentive Plan (the “2019 Plan”), which was ratified by our stockholders at the 2019 annual meeting. The purpose of the 2019 Plan is to enable the Company to (i) promote the long-term retention of key employees; (ii) further reward key employees, directors and other persons for their contributions to the Company’s growth and expansion; (iii) provide additional incentive to key employees, directors and other persons to continue to make similar contributions in the future; and (iv) further align the interests of key employees, directors and  other persons with those of the Company’s stockholders. These purposes will be achieved by granting to such employees, directors and other persons, in accordance with the 2019 Plan, options, stock appreciation rights, restricted stock or unrestricted stock, deferred stock, restricted stock units or performance awards (collectively the “Awards”), for shares of the Company’s common stock. By encouraging such stock ownership, the Company seeks to attract, retain and motivate the best available personnel for positions of substantial responsibility, and to provide additional incentives to the Company’s directors and key employees to promote the success of our business. No awards were made to any Named Executive Officers in 2020 under the 2019 Plan.

Other Compensation. The Company’s named executive officers participate in other employee benefit plans generally available to all employees, including the following:

●	The Bank maintains a 401(k) plan, a tax-qualified defined contribution retirement plan, and contributes, on behalf of each participating employee, a matching contribution of 50% of salary contributed by an employee, on a pre-tax basis, to the 401(k) plan, up to 6% of each participant’s salary. The Bank’s plan also allows a non-matching profit-sharing contribution to be determined at the discretion of the Board of Directors.
●	The Bank maintains the ESOP for employees of the Bank and its subsidiaries. The ESOP provides an opportunity for the employees of the Bank to become stockholders of the Company and thus provide them with a greater financial interest in the success of the Bank. In addition, the ESOP assists the Bank in attracting and retaining capable personnel. As of December 31, 2020, a total of 551,162 shares of the Company’s common stock were owned by the ESOP, of which all shares were allocated to employees.

In addition, our executive officers receive modest benefits, including health insurance; however, the Compensation Committee in its discretion may revise, amend or add to the officers’ benefits if it deems it advisable. The Compensation Committee believes these benefits are currently at or slightly below median competitive levels for comparable companies. The Compensation Committee has no current plans to make changes to the levels of benefits provided.

Employment Agreement with Vance W. Adkins

Mr. Adkins, Executive Vice President and Chief Financial Officer, is employed by the Company pursuant to an employment agreement effective as of September 16, 2019.  The employment agreement has an initial one-year term. The term will extend automatically for an additional year every anniversary of the effective date of the agreement unless either the Company, the Bank or Mr. Adkins gives notice no later than 90 days prior to the end of the initial term or 30 days prior to the end of an additional term that the term will not be renewed.

The employment agreement specifies Mr. Adkins’s base salary will not be less than $240,000 per year. In addition to the base salary, the agreement provides that Mr. Adkins will be eligible to participate in any bonus or equity plan or arrangement of the Bank in which senior management is eligible to participate. Mr. Adkins is also entitled to participate in all employee benefit plans, arrangements and perquisites offered to employees and officers of the Bank and the reimbursement of reasonable travel and other business expenses incurred in the performance of his duties with the Bank.

The Company and the Bank may terminate the executive’s employment, and Mr. Adkins may resign, at any time with or without good reason. In the event of Mr. Adkins’s (1) termination without cause other than due to death or disability, or (2) voluntary resignation for good reason (a “qualifying termination event”), the Bank would pay Mr. Adkins a cash lump sum payment equal to three months base salary if the qualifying termination event occurs during executive’s first year of employment or six months base salary if the qualifying termination event occurs after the executive’s first year of employment.  In addition, Mr. Adkins would receive medical, dental and vision insurance coverage under the Bank’s group health plan or comparable coverage for 12 months following the qualifying termination event. A “good reason” condition for purposes of the employment agreement would include a material reduction in base salary, a material reduction in authority, duties or responsibilities associated with Mr. Adkins’s position with the Company and the Bank, a relocation of Mr. Adkins’s primary place of employment by more than 50 miles from the Bank’s headquarters or a material breach of the employment agreement by the Company or the Bank.

In the event Mr. Adkins’s qualifying termination event occurs within one year after a change in control of the Company or the Bank, Mr. Adkins would be entitled to (in lieu of the payments and benefits described in the previous paragraph): (1) a severance payment equal to 12 months of executive’s base salary if the change in control occurs within the executive’s first year of employment; or (2) a severance payment equal to 18 months of executive’s base salary if the change in control occurs after the executive’s first year of employment. Such payment will be made in 36 equal semi-monthly installments.  In addition, the Bank (or its successor) will make a cash lump sum payment equal to the product of 12 times the monthly rate of the Bank’s subsidy for medical, dental and vision insurance coverage for comparable active employees in effect on the date of termination. Notwithstanding the foregoing, the payments required under the employment agreement will be reduced to the extent necessary to avoid penalties under Section 280G of the Internal Revenue Code.

The employment agreement would immediately terminate upon the earlier of Mr. Adkins’s voluntary resignation without good reason or termination for cause, and the Company and the Bank would have no obligation to pay any additional severance benefits to Mr. Adkins under the employment agreement.

Upon termination of employment, Mr. Adkins will be required to adhere to one-year non-competition and non-solicitation restrictions as set forth in his employment agreement.

Change in Control Agreements with Executive Officers

On December 30, 2019, the Company and the Bank entered into a change in control agreement with Alan J. Hyatt, President and Chief Executive Officer.  The agreement has an initial one-year term which will automatically renew for an additional year unless either the Company, the Bank or Mr. Hyatt provides written notice that the term will not be renewed at least sixty (60) days prior to the end of the initial term or extended term of the agreement.

Under the agreement, if within twelve (12) months following a change in control (as defined in the agreement), Mr. Hyatt’s employment is terminated without cause (as defined in the agreement) or Mr. Hyatt terminates his employment for good reason (as defined in the agreement), the Company or its successor will pay Mr. Hyatt a payment in an amount equal to the sum of (i) eighteen (18) months of Mr. Hyatt’s base salary that is in effect at the time immediately preceding the termination of Mr. Hyatt’s employment, or if higher, the base salary in effect immediately prior to a change in control and (ii) the amount of the bonus paid to Mr. Hyatt for the preceding calendar year, or if higher, the amount of the bonus paid to Mr. Hyatt for the calendar year preceding the change in control. Such payment will be paid in a lump sum within ten (10) days of the termination of Mr. Hyatt’s employment. Notwithstanding the foregoing, the payment required under the agreement will be reduced to the extent necessary to avoid penalties under Section 280G of the Internal Revenue Code.

On December 30, 2019, the Company and the Bank entered into a change in control agreement with Alan Lancaster, Executive Vice President and Chief Credit Officer.  The agreement has an initial one-year term which will automatically renew for an additional year unless either the Company, the Bank or Mr. Lancaster provides written notice that the term will not be renewed at least sixty (60) days prior to the end of the initial term or extended term of the agreement.

Under the agreement, if within twelve (12) months following a change in control (as defined in the agreement), Mr. Lancaster’s employment is terminated without cause (as defined in the agreement) or Mr. Lancaster terminates his employment for good reason (as defined in the agreement), the Company or its successor will pay Mr. Lancaster a payment in an amount equal to the sum of (i) eighteen (18) months of Mr. Lancaster’s base salary that is in effect at the time immediately preceding the termination of Mr. Lancaster’s employment, or if higher, the base salary in effect immediately prior to a change in control and (ii) the amount of the bonus paid to Mr. Lancaster for the preceding calendar year, or if higher, the amount of the bonus paid to Mr. Lancaster for the calendar year preceding the change in control. Such payment will be paid in a lump sum within ten (10) days of the termination of Mr. Lancaster’s employment. Notwithstanding the foregoing, the payment required under the agreement will be reduced to the extent necessary to avoid penalties under Section 280G of the Internal Revenue Code.

On December 30, 2019, the Company and the Bank entered into a change in control agreement with Erik M. Chick, Executive Vice President and Chief Lending Officer.  The agreement has an initial one-year term which will automatically renew for an additional year unless either the Company, the Bank or Mr. Chick provides written notice that the term will not be renewed at least sixty (60) days prior to the end of the initial term or extended term of the agreement.

Under the agreement, if within twelve (12) months following a change in control (as defined in the agreement), Mr. Chick’s employment is terminated without cause (as defined in the agreement) or Mr. Chick terminates his employment for good reason (as defined in the agreement), the Company or its successor will pay Mr. Chick a payment in an amount equal to the sum of (i) twelve (12) months of Mr. Chick’s base salary that is in effect at the time immediately preceding the termination of Mr. Chick’s employment, or if higher, the base salary in effect immediately prior to a change in control and (ii) the amount of the bonus paid to Mr. Chick for the preceding calendar year, or if higher, the amount of the bonus paid to Mr. Chick for the calendar year preceding the change in control. Such payment will be paid in a lump sum within ten (10) days of the termination of Mr. Chick’s employment. Notwithstanding the foregoing, the payment required under the agreement will be reduced to the extent necessary to avoid penalties under Section 280G of the Internal Revenue Code.

Determination of Executive Compensation

Traditionally, the Compensation Committee reviews our executive compensation program in November of each year, although decisions in connection with new hires and promotions are made on an as-needed basis. As part of the review process, each executive provides input into the performance of the Company and the performance of each executive officer, including himself. However, no executive officer participates in the Compensation Committee’s deliberations or decisions.  Each executive’s current and prior compensation is considered in setting future compensation. In addition, the Compensation Committee performs an informal survey of area companies and banks and reviews the compensation practices of the surveyed companies. To some extent, the compensation plan (base salary, bonus and long-term incentive program) contains elements similar to those used by many companies; however, our additional emphasis on fair treatment of all employees requires that we set executive salaries at levels that do not impede our ability to compete for quality employees.  The exact salary, annual bonus and stock award grants are chosen in an attempt to balance our competing objectives of fairness to all employees and attracting and retaining executive officers.

Summary Compensation Table

The following table sets forth information regarding compensation earned by the Company’s Chief Executive Officer and the other two most highly compensated executive officers that received total compensation of $100,000 or more during the past year ("named executive officers").

Summary Compensation Table

				Option	All Other
Name and Principal Position	Year	Salary(1)	Bonus(1)	Awards	Compensation(3)	Total
Alan J. Hyatt	2020	$467,548	$79,800	$—	$5,482	$552,830
President and Chief Executive	2019	$437,115	$64,890	$—	$5,923	$507,928
Officer
Vance W. Adkins (2)	2020	$249,231	$34,000	$—	$27,366	$310,597
Executive Vice-President and Chief Financial Officer
Erik M. Chick	2020	$225,226	$124,207	$—	$32,724	$382,157
Executive Vice-President and Chief Lending Officer	2019	$196,964	$83,715	$—	$22,963	$303,642
(1)	Amounts reflect compensation for services rendered in year indicated.
(2)	Mr. Adkins was hired by the Company in September of 2019.
(3)	All other compensation for 2020 consisted of the following elements:

		Health Care	401 (k) Matching
Name and Principal Position	Year	Contribution(1)	Contribution(2)	ESOP Plan(3)	Total
Alan J. Hyatt	2020	$—	$3,244	$2,238	$5,482
President and Chief Executive
Officer
Vance W. Adkins	2020	$23,150	$2,181	$2,035	$27,366
Executive Vice President and
Chief Financial Officer
Erik M. Chick	2020	$23,119	$7,367	$2,238	$32,724
Executive Vice-President and
Chief Lending Officer
(1)	Amounts reflect contributions made by the Company for the executive’s health insurance premiums in excess of the amounts the Company would otherwise contribute to employees in general.
(2)	Amounts reflect matching contributions made by the Company to the executive’s 401(k) plan.
(3)	Amounts reflect contributions by the Company to the executive’s ESOP account in 2020 plan year. The value reported is based on a closing price of the Company’s stock of $7.14 as of December 31, 2020.

Outstanding Equity Awards at Year-End Table

The following table includes certain information with respect to the value of all unexercised options awarded to the named executive officers listed in the Summary Compensation Table as of December 31, 2020:

Outstanding Equity Awards at Year End 2020

	Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised		Option
	Option	Options	Options		Exercise	Option
Name and Principal Position	Grant Date	Exercisable	Unexercisable		Price	Expiration
Alan J. Hyatt	12/22/15	20,000	—	(1)	$6.330	12/22/21
President and Chief Executive Officer	11/22/16	16,000	4,000	(2)	$7.480	11/22/22
	12/19/17	12,000	8,000	(3)	$7.810	12/19/23
(1)	The options vest in five equal annual installments of 20% upon each of the first five anniversaries of the date of the grant on December 22, 2015.
(2)	The options vest in five equal annual installments of 20% upon each of the first five anniversaries of the date of the grant on November 22, 2016.
(3)	The options vest in five equal annual installments of 20% upon each of the first five anniversaries of the date of the grant on December 19, 2017.

Director Compensation

For 2020, non-employee directors of the Company received a fee of $750 per attended meeting and non-employee directors of the Bank received $1,550 per attended meeting. Each director of the Company is also a director of the Bank. Meetings of the directors of the Company are held immediately before or after meetings of the directors of the Bank. In addition, each non-employee member of a committee of the Board of Directors received a fee for committee meetings attended in 2020 as follows:

$880 per Compensation Committee meeting; $200 per Loan Committee meeting; $800 per Corporate Governance Committee meeting; and $880 per Audit and Examining Committee meeting. The Chairman of each committee received an additional $270 per meeting. Additionally, the Audit Committee Chairman receives a $1,000 monthly fee. A total of $290,514 was paid as directors’ fees and committee fees for the Company and the Bank in 2020.

The Board of Directors decided that for 2021, there would be no change in any of the fees payable to non-employee directors described above.

The following table sets forth a summary of the compensation the Company paid to our non- employee directors in 2020:

Director Compensation for 2020

	Fees earned
	or paid in	Option	All Other
Name	cash(1)	Awards(2)	Compensation	Total
Raymond S. Crosby	$34,478	—	—	$34,478
		—	—
James H. Johnson, Jr.	$37,028	—	—	$37,028
		—	—
David S. Jones	$31,878	—	—	$31,878
		—	—
Eric M. Keitz	$31,678	—	—	$31,678

John A. Lamon III	$38,938	—	—	$38,938
		—	—
Dale B. Shields	$28,158	—	—	$28,158
		—	—
Mary Kathleen Sulick	$49,878	—	—	$49,878
		—	—
Konrad M. Wayson	$38,478	—	—	$38,478
(1)	Amounts reflect compensation for services rendered in 2020.
(2)	As of December 31, 2020, each non-employee director had the following outstanding stock option awards:

Name	Option Awards
Raymond S. Crosby	9,000
James H. Johnson, Jr.	8,200
David S. Jones	9,000
Eric M. Keitz	27,000
John A. Lamon III	7,000
Dale B. Shields	3,000
Mary Kathleen Sulick	—
Konrad M. Wayson	6,600

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Directors and Executive Officers

The following table shows the beneficial ownership of the Company’s common stock as of April 29, 2021, by (i) each director; (ii) the executive officers; and (iii) all directors and executive officers as a group.

The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the Securities and Exchange Commission (“SEC”) and, accordingly, include securities as to which the person has or shares voting or investment power. Shares of common stock which a person has the right to acquire within 60 days after April 29, 2021 are deemed outstanding for computing the share ownership and percentage ownership of the person having such right, but are not deemed outstanding for computing the percentage of any other person. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities.

Name of Individual	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Vance W. Adkins	2,112	(2)	*
Erik M. Chick	2,595	(3)	*
Raymond S. Crosby	51,150	(4)	*
Alan J. Hyatt	2,728,180	(5)	21.22
James H. Johnson, Jr	7,550	(6)	*
David S. Jones	72,794	(7)	*
Eric M. Keitz	58,300	(8)	*
John A. Lamon, III	78,150	(9)	*
Alan Lancaster	18,800	(10)	*
Dale B. Shields	10,300	(11)	*
Mary Kathleen Sulick	1,500	(12)	*
Konrad M. Wayson	76,775	(13)	*
All directors and executive officers as a group (12 persons)	3,108,206	(14)	24.17

*     Less than 1%.

(1)	Calculated based on 12,857,139 shares issued and outstanding as of April 29, 2021.
(2)	Includes 1,909 shares owned by Mr. Adkins and 203 shares allocated to Mr. Adkins as a participant in the ESOP.
(3)	Includes 1,171 shares owned by Mr. Chick and 1,424 shares allocated to Mr. Chick as a participant in the ESOP.
(4)	Includes 46,050 shares owned by Mr. Crosby and his wife. Also included are 5,100 shares issuable upon exercise of options exercisable within 60 days of April 29, 2021.
(5)	Includes 144,269 shares owned by Mr. Alan Hyatt, 1,376,564 shares owned jointly by Mr. Alan Hyatt and his wife, 7,738 shares owned by Mr. Hyatt’s wife, 12,250 shares held by a company of which Mr. Alan Hyatt is the general partner, 152,169 shares allocated to Mr. Alan Hyatt as a participant in the ESOP, 48,000 shares issuable upon exercise of options exercisable within 60 days of April 29, 2021, and 987,190 shares held by three trusts which Mr. Hyatt is co-trustee.
(6)	Includes 2,450 shares owned by Dr. Johnson and his wife. Also included are 5,100 shares issuable upon exercise of options exercisable within 60 days of April 29, 2021.
(7)	Includes 27,699 shares owned by Southern Drywell, Inc., of which Mr. Jones has a 50% interest as a co-owner, 4,089 shares owned by a trust that Mr. Jones controls as a co-trustee and beneficiary, and 16,619 shares owned by Sonne Capital LLC, of which Mr. Jones is a 20% owner with sons and brother. Also included are 5,100 shares issuable upon exercise of options exercisable within 60 days of April 29, 2021.
(8)	Includes 40,000 shares owned by Mr. Keitz and 18,300 shares issuable upon exercise of options exercisable within 60 days of April 29, 2021.
(9)	Includes 74,250 shares owned jointly by Mr. Lamon and his wife. Also included are 3,900 shares issuable upon exercise of options exercisable within 60 days of April 29, 2021.
(10)	Includes 16,200 shares issuable upon exercise of options exercisable within 60 days of April 29, 2021 and 2,600 shares allocated to Mr. Lancaster as a participant in the ESOP.
(11)	Includes 10,000 shares owned by Mr. Shields. Also included are 300 shares issuable upon exercise of options exercisable within 60 days of April 29, 2021.
(12)	Includes 1,500 shares owned by Ms. Sulick.
(13)	Includes 71,675 shares owned by Mr. Wayson. Also included are 5,100 shares issuable upon exercise of options exercisable within 60 days of April 29, 2021.
(14)	Includes, among the other shares described above, a total of 156,396 shares allocated to the executive officers as participants in the ESOP and a total of 107,100 shares issuable upon exercise of options exercisable within 60 days of April 29, 2021.

Stock Ownership of Certain Beneficial Owners

Shown below is information, known to the Company, with respect to persons or groups that beneficially own more than 5% of the Company’s common stock as of December 31, 2020. This share information is derived from Schedules 13G or Form 13F filed by such persons or groups.

Name	Address	Number of Shares Beneficially Owned	Percent of Class (1)
Fourthstone LLC (2)	13476 Clayton Road St. Louis, MO 63131	1,098,092	8.54%
Alan J. Hyatt (3) Sharon G. Hyatt	200 Westgate Circle, Suite 200 Annapolis, Maryland 21401	2,717,096	21.13%
Jo Ann Hyatt Modlin (4)	200 Westgate Circle, Suite 200 Annapolis, Maryland 21401	1,079,121	8.39%
EJF Capital LLC (5) Emanuel J. Friedman EJF Sidecar Fund, Series LLC – Series E	2107 Wilson Boulevard Suite 410 Arlington, VA 22201	1,000,000	7.78%
(1)	Calculated based on 12,857,139 shares issued and outstanding as of the date of this filing.
(2)	Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 17, 2021. The Schedule 13G reports that, as of December 31, 2020, Fourthstone LLC, in its capacity as an investment adviser has shared voting power and dispositive power with respect to 1,098,092 shares of common stock on behalf of its advisory clients. It reports further that Fourthstone Master Opportunity Fund Ltd has shared voting power and dispositive power with respect to 786,310 shares of common stock, Fourthstone GP LLC has shared voting power and dispositive power with respect to 298,398 shares of common stock, Fourthstone QP Opportunity Fund LP has shared voting power and dispositive power with respect to 278,609 shares of common stock and Fourthstone Small-Cap Financials Fund LP has shared voting power and dispositive power with respect to 19,789 shares of common stock.
(3)	Includes 144,269 shares owned by Mr. Hyatt, 148,823 shares allocated to Mr. Hyatt as a participant in the Company’s Employee Stock Ownership Plan (“ESOP”), 1,376,564 shares jointly owned by Mr. Hyatt and his wife, 48,000 issuable upon exercise of options exercisable within 60 days of December 31, 2020, 12,250 shares held by a company of which Mr. Hyatt is a general partner, and 987,190 shares held by Trusts for which Mr. Hyatt is co-trustee.
(4)	Includes 987,190 shares held by Trusts for which Ms. Modlin is co-trustee, 90,714 shares owned by Ms. Modlin and her husband, and 1,217 shares of common stock allocated to Ms. Modlin as an inactive participant in the ESOP.
(5)	Other than percent of class, this information is based solely upon information as of December 31, 2020 contained in a Schedule 13F filed by EJF Capital LLC, Emanuel J. Friedman and EJF Sidecar Fund, Series LLC-Series E with the Securities and Exchange Commission on February 14, 2021 relating to the beneficial ownership of the Company’s common stock by EJF Capital LLC, Emanuel J. Friedman and EJF Sidecar Fund, Series LLC-Series E. EJF Capital LLC, Emanuel J. Friedman and EJF Sidecar Fund, Series LLC-Series E have shared voting power and shared dispositive power with respect to 1,000,000 shares and no sole voting power or sole dispositive power with respect to any shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board of Directors examines the independence of the Company’s directors on an annual basis in both fact and appearance to promote arms-length oversight. Based upon the definition of an “independent director” under the Nasdaq Listing Rules, the Board of Directors has determined that the Company has a majority of “independent” directors that comprise its Board as required by the corporate governance rules of Nasdaq.  Independent directors consist of: Raymond S. Crosby, James H. Johnson, Jr., David S. Jones, John A. Lamon III, Mary Kathleen Sulick, Dale B. Shields, and Konrad Wayson. The Board determined that these individuals are independent because they are not executive officers or employees of the Company and otherwise satisfy all of the Nasdaq independence requirements and, in the opinion of the Board of Directors, are not individuals having a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. As employees or former employees within the last three years of the Bank, Alan J. Hyatt and Eric M. Keitz are not considered independent. In considering independence for directors, there were no transactions considered that were not required to be disclosed under “Certain Transactions with Related Parties” below.

Certain Transactions with Related Persons

Alan J. Hyatt, who is an affiliated person by virtue of his stock ownership and positions as director and President and Chief Executive Officer of the Company and the Bank, is a partner of the law firm of Hyatt & Weber, P.A., which serves as general counsel to the Company and the Bank. The law firm of Hyatt & Weber, P.A. received fees in the amount of $121,765 and $149,520 for services rendered to the Company and to the Bank and its subsidiaries for the years ended December 31, 2020 and 2019, respectively. The law firm received $7,177 and $121,863 in fees from borrowers who obtained loans from the Bank for the year ended December 31, 2020 and 2019, respectively.  Mr. Hyatt’s interest in these fees is not determinable.

During January, 2007, Hyatt & Weber, P.A. entered into a five year lease agreement with HS West, LLC, a wholly owned subsidiary of the Company to lease office space from the Company. The term of the lease was five years with the option to renew the lease for three additional five-year terms.  The monthly lease payment is $20,056, which increases 2% annually beginning with the third anniversary of the lease.  The second option to renew was exercised in January 2017.  The lease payment for 2021 will be $24,937 per month. Total rental income received by the Company during 2020 and 2019 was $293,379 and $287,626, respectively. In addition, Hyatt & Weber, P.A. reimburses the Company for its share of common area maintenance and utilities. The total reimbursement for 2020 and 2019 was $131,545 and $134,085, respectively.

The Bank has, and expects to continue to have, loan and other banking transactions (including, but not limited to, checking, savings and time deposits) with certain of its directors, officers, certain of their immediate family members and certain corporations or organizations with which they are affiliated. All such loan and other banking transactions (i) have not been classified as nonaccrual, past due, restructured or potential problems, (ii) were made in the ordinary course of business, (iii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to us, and (iv) did not involve more than the normal risk of collectability or present other unfavorable features.

The Company has adopted written policies and procedures regarding approval of transactions between the Company and any employee, officer, director and certain of their family members and other related persons required to be reported under Item 404 of Regulation S-K. Under these policies, a majority of the disinterested members of the Audit and Examining Committee must approve any transaction between the Company and any related party that involves more than $10,000. If a majority of the members of the Audit and Examining Committee are interested in the proposed transaction, then the transaction must be approved by a majority of the disinterested members of the Board (excluding directors who are employees of the Company). The Chair of the Audit and Examining Committee has the delegated authority to pre-approve or ratify (as applicable) any related party transaction in which the aggregate amount involved is expected to be less than $120,000. In determining whether to approve or ratify a related party transaction, the Audit and Examining Committee will take into account, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. The Audit and Examining Committee ratified each of the transactions described above and approved the continuation of such transactions for the current year on substantially the same terms and conditions.

Item 14. Principal Accounting Fees and Services

On April 2, 2020, the Company dismissed BDO USA, LLP (“BDO”) as the Company’s principal accountants. This decision was approved by the Company’s Audit and Examining Committee.

The audit reports of BDO on the Company’s consolidated financial statements as of and for the years ended December 31, 2019 and 2018 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that BDO issued an adverse audit report on the effectiveness of the Company's internal control over financial reporting in its Report of Independent Registered Public Accounting Firm as of December 31, 2018 due to material weaknesses in the Company’s internal control over financial reporting as of December 31, 2018 as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on April 18, 2019.

During the years ended December 31, 2019 and 2018 and the subsequent interim period through April 2, 2020, there were no: (1) disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreements in connection with its audit reports, or (2) reportable events under Item 304(a)(1)(v) of SEC Regulation S-K.

On April 2, 2020, the Audit and Examining Committee of the Company engaged Yount, Hyde & Barbour, P.C. (“YHB”) as the Company’s new principal accountants for the year ending December 31, 2020. During the years ended December 31, 2019 and 2018 and the subsequent interim period prior to engaging YHB, the Company did not consult with YHB regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that YHB concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement or a reportable event, each as defined in Regulation S-K Item 304(a)(1)(v), respectively.

YHB was the Company’s independent registered public accounting firm for 2020. BDO was the Company’s independent registered public accounting firm for 2019.

Audit Fees. The aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2020 and 2019 and the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for 2020 and 2019 totaled $122,000 and $329,751, respectively.

Audit-Related Fees. The aggregate fees billed for professional services rendered for audit-related services that are not disclosed in the paragraph captioned “Audit Fees” above, for the years ended December 31, 2020 and 2019 totaled $23,000 and $23,500, respectively. These services related to the audits of the Company’s benefit plans and Housing and Urban Development (HUD).

Tax Fees. The aggregate fees billed for professional services rendered for tax compliance for the years ended December 31, 2020 and 2019 totaled $21,000 and $37,042, respectively.

Policy on Audit and Examining Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

Among its other duties, the Audit and Examining Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. The Audit and Examining Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent registered public accounting firm. On an ongoing basis, management communicates specific projects and categories of service for which the advance approval of the Audit and Examining Committee is requested. The Audit and Examining Committee reviews these requests and advises management if the Audit and Examining Committee approves the engagement of the independent registered public accounting firm. Pursuant to its pre-approval policies and procedures, the Audit and Examining Committee approved all of the foregoing audit and permissible non-audit services provided by YHB in 2020.

The Audit and Examining Committee reviews summaries of the services provided by YHB and the related fees and has considered whether the provision of non-audit services is compatible with maintaining the independence of YHB.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) and (b) Exhibits Required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this Form 10-K:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Severn Bancorp, Inc., as amended (1)
3.2	Bylaws of Severn Bancorp, Inc., as amended (12)
4.1	Form of Common Stock Certificate (12)
4.2	Description of Common Stock (12)
10.1+	Stock Option Plan (2)
10.2+	Employee Stock Ownership Plan (3)
10.3+	Form of Common Stock Option Agreement (4)
10.4+	2019 Equity Incentive Plan (7)
10.5+	Form of Subscription Agreement (6)
10.6	Form of Subordinated Note (6)
10.7+	Form of Restricted Stock Award Agreement (5)
10.8+	Form of Incentive Stock Option Award Agreement (5)
10.9+	Employment Agreement by and between Severn Bancorp, Inc, Severn Bank, and Vance W. Adkins dated August 27, 2019 (9)
10.10+	Form of Non-Qualified Stock Option Award Agreement (5)
10.11+	Separation Agreement and Release by and between Severn Savings Bank, FSB and Paul Susie dated June 10, 2019 (10)
10.12+	Change In Control Agreement by and between Severn Bancorp, Inc., Severn Bank, and Alan J. Hyatt, dated December 30, 2019 (11)
14.1	Code of Ethics (8)
21.1*	Subsidiaries of Severn Bancorp, Inc.
23.1*	Consent of Yount, Hyde & Barbour, P.C.
23.2*	Consent of BDO USA, LLP
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.4	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+     Denotes management contract, compensatory plan, or arrangement.

*     Previously included with the Company’s annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 31, 2021.

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

SEVERN BANCORP, INC.
April 30, 2021	/s/ Alan J. Hyatt
Alan J. Hyatt
Chairman of the Board, President, and
Chief Executive Officer

/s/ Vance W. Adkins
Vance W. Adkins, Executive Vice
President and Chief Financial Officer
(Principal Financial and Accounting Officer)