Form 10-Q
period 2021-03-31
SEVERN BANCORP INC
filed 2021-05-17
CIK 868271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value - 12,858,339 shares outstanding as of May 13, 2021

SEVERN BANCORP, INC. AND SUBSIDIARIES

Glossary of Defined Terms

The following terms may be used throughout this Quarterly Report on Form 10-Q, including the unaudited consolidated financial statements and related notes.

2035 Debentures	Junior Subordinated Debt Securities
2035 Indenture	Indenture dated December 17, 2004 pursuant to which the 2035 Debentures were issued
ADC	Acquisition, development, and construction loans
AFS	Available for sale
Allowance	Allowance for loan losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Severn Savings Bank and subsidiaries
Basel III	Certain provisions of the Dodd-Frank Act
BOLI	Bank owned life insurance
Capital Securities	Corporation-obligated mandatorily redeemable capital securities
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CDs	Certificates of deposit
CECL	Current expected credit losses
CEO	Chief executive officer
CFO	Chief financial officer
Commitments	Commitments to extend credit and unused portions of lines of credit, collectively.
Company	Severn Bancorp, Inc. and subsidiaries
COVID-19	Novel coronavirus
Crownsville	Crownsville Development Corporation
DTAs	Deferred tax assets
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Atlanta
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
HTM	Held to maturity
IRLC(s)	Interest rate lock commitment(s)
LCM	Lower of cost or market
LHFS	Mortgage loans held for sale
LTV	Loan to value
MBS	Mortgage-backed securities
MSELF	Main Street expanded Loan Facility
MSNLF	Main Street New Loan Facility
MSRs	Mortgage servicing rights
NOLs	Net operating losses
NPA(s)	Nonperforming asset(s)
OCC	Office of the Comptroller of the Currency
OTTI	Other than temporary impairment
Plan	Stock compensation plan of Severn Bancorp, Inc.
PPP	Paycheck Protection Program
PPPLF	PPP Loan Facility
SBA	United States Small Business Administration
SBI	SBI Mortgage Company
SEC	Securities and Exchange Commission
Shore	Shore Bancshares, Inc. and subsidiaries
TDR(s)	Troubled debt restructuring(s)
Title Company	Mid-Maryland Title Company, Inc.
Trust	Severn Capital Trust 1
U.S.	United States of America

Unless the context otherwise requires, the terms “we,” “us,” “our,” and “Company” refer to Severn Bancorp, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as other periodic reports filed with the SEC, and written or oral communications made from time to time by or on behalf of the Company, may contain statements relating to future events or future results of the Company that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend,” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.” Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth, and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.

Forward-looking statements reflect our expectation or prediction of future conditions, events, or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2020 Annual Report on Form 10-K, Item 1A of Part II of this Quarterly Report on Form 10-Q, and the following:

●	general business and economic conditions nationally or in the markets that the Company serves could adversely affect, among other things, real estate prices, unemployment levels, and consumer and business confidence, which could lead to decreases in the demand for loans, deposits, and other financial services that we provide and increases in loan delinquencies and defaults;
●	changes or volatility in the capital markets and interest rates may adversely impact the value of securities, loans, deposits, and other financial instruments and the interest rate sensitivity of our balance sheet as well as our liquidity;
●	our liquidity requirements could be adversely affected by changes in our assets and liabilities;
●	our investment securities portfolio is subject to credit risk, market risk, and liquidity risk as well as changes in the estimates we use to value certain of the securities in our portfolio;
●	the effect of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance, and other aspects of the financial services industry;
●	competitive factors among financial services companies, including product and pricing pressures, and our ability to attract, develop, and retain qualified banking professionals;
●	the effect of fiscal and governmental policies of the U.S. federal government;
●	the effect of any mergers, acquisitions, or other transactions to which we or our subsidiaries may from time to time be a party;
●	potential delays or the failure to obtain the necessary regulatory and stockholder approvals for the merger with Shore;
●	costs and potential disruption or interruption of operations due to cyber-security incidents;
●	the effect of any change in federal government enforcement of federal laws affecting the medical-use cannabis industry;
●	costs and potential disruption or interruption of operations due to global pandemics such as COVID-19;

●	the effect of changes in accounting policies and practices, as may be adopted by FASB, the SEC, the Public Company Accounting Oversight Board, and other regulatory agencies; and;
●	geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism, and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad.

Forward-looking statements speak only as of the date of this report. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events except as required by federal securities laws.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$6,248	$4,819
Federal funds sold and interest-bearing deposits in other banks	250,847	151,790
Cash and cash equivalents	257,095	156,609
CDs held for investment	3,330	3,580
AFS securities, at fair value	132,698	65,098
HTM securities (fair value of $15,094 and $16,603 at March 31, 2021 and December 31, 2020, respectively)	14,516	15,943
LHFS, at fair value	50,124	36,299
Loans receivable	621,512	642,882
Allowance	(8,135)	(8,670)
Loans, net	613,377	634,212
Real estate acquired through foreclosure	1,010	1,010
Restricted stock investments	970	1,236
Premises and equipment, net	20,653	20,940
Accrued interest receivable	2,439	2,576
Deferred income taxes	882	1,145
BOLI	5,550	5,517
Goodwill	770	1,104
Other assets	9,555	7,284
Total assets	$1,112,969	$952,553
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest bearing	$337,141	$245,093
Interest-bearing	626,955	561,363
Total deposits	964,096	806,456
Long-term borrowings	10,000	10,000
Subordinated debentures	20,619	20,619
Accrued expenses and other liabilities	7,181	5,831
Total liabilities	1,001,896	842,906
Stockholders' Equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 12,856,989 and 12,843,349 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	129	128
Additional paid-in capital	66,359	66,251
Retained earnings	46,485	43,216
Accumulated other comprehensive (loss) income	(1,900)	52
Total stockholders' equity	111,073	109,647
Total liabilities and stockholders' equity	$1,112,969	$952,553

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Interest income:
Loans	$8,244	$8,338
Securities	292	219
Other earning assets	73	359
Total interest income	8,609	8,916
Interest expense:
Deposits	784	1,797
Borrowings and subordinated debentures	167	364
Total interest expense	951	2,161
Net interest income	7,658	6,755
(Reversal of) provision for loan losses	(750)	750
Net interest income after (reversal of) provision for loan losses	8,408	6,005
Noninterest income:
Mortgage-banking revenue	4,396	1,634
Real estate commissions	161	310
Real estate management fees	—	165
Deposit service charges	601	561
Title company revenue	335	238
ATM surcharges	87	62
Income from BOLI	33	37
Other noninterest income	146	18
Total noninterest income	5,759	3,025
Noninterest expense:
Compensation and related expenses	6,222	5,461
Occupancy	471	518
Legal fees	—	166
Write-downs, losses, and costs of real estate acquired through foreclosure, net of gains	2	74
FDIC insurance premiums	56	—
Professional fees	151	303
Advertising	198	220
Data processing	462	460
Credit report and appraisal fees	60	67
Licensing and software	240	218
Loss on disposal of premises and equipment	—	76
Internal audit and compliance	133	64
Office expenses, printing, and postage	88	109
Telecommunications	105	105
Merger expenses	238	—
Other noninterest expense	380	411
Total noninterest expense	8,806	8,252
Net income before income tax provision	5,361	778
Income tax provision	1,450	213
Net income	$3,911	$565
Net income per common share - basic	$0.30	$0.04
Net income per common share - diluted	$0.30	$0.04

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$3,911	$565
Other comprehensive income item:
Unrealized holding (losses) gains on AFS securities arising during the period (net of tax (benefit) expense of $(742) and $56)	(1,956)	149
Realized losses on AFS securities arising during the period (net of tax benefit of $1)	4	—
Total other comprehensive (loss) income	(1,952)	149
Total comprehensive income	$1,959	$714

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31, 2021
	Number of				Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2021	12,843,349	$128	$66,251	$43,216	$52	$109,647
Net income	—	—	—	3,911	—	3,911
Stock-based compensation	—	—	23	—	—	23
Dividends paid on common stock at $0.05 per share	—	—	—	(642)	—	(642)
Exercise of stock options	13,640	1	85	—	—	86
Other comprehensive loss	—	—	—	—	(1,952)	(1,952)
Balance at March 31, 2021	12,856,989	$129	$66,359	$46,485	$(1,900)	$111,073

	Three Months Ended March 31, 2020
	Number of				Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	(Loss) Income	Equity
Balance at January 1, 2020	12,810,926	$128	$65,944	$38,560	$(45)	$104,587
Net income	—	—	—	565	—	565
Stock-based compensation	—	—	34	—	—	34
Dividends paid on common stock at $0.04 per share	—	—	—	(513)	—	(513)
Exercise of stock options	2,050	—	14	—	—	14
Other comprehensive income	—	—	—	—	149	149
Balance at March 31, 2020	12,812,976	$128	$65,992	$38,612	$104	$104,836

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net income	$3,911	$565
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	389	394
Amortization of deferred loan fees	(875)	(506)
Net amortization (accretion) of premiums and discounts on securities	435	(83)
(Reversal of) provision for loan losses	(750)	750
Write-downs and losses on real estate acquired through foreclosure, net of gains	—	80
Gain on sale of mortgage loans	(4,396)	(1,634)
Loss on disposal of property	—	76
Loss on sale of Hyatt Commercial assets	34	—
Proceeds from sale of LHFS	91,625	33,764
Originations of LHFS	(101,314)	(43,216)
Stock-based compensation	23	34
Increase in cash surrender value of bank-owned life insurance	(33)	(37)
Deferred income taxes	1,004	1
Decrease in accrued interest receivable	137	183
Increase in other assets	(2,304)	(1,160)
Increase in accrued expenses and other liabilities	1,349	1,024
Net cash used in operating activities	(10,765)	(9,765)
Cash flows from investing activities:
Redemption of CDs held for investment	250	—
Loan principal repayments, net of (disbursements)	22,720	10,271
Redemption of restricted stock investments	266	132
Purchases of premises and equipment, net	(102)	(57)
Activity in HTM securities:
Maturities/calls/repayments	1,198	3,202
Activity in AFS securities:
Purchases	(80,454)	(7,852)
Sales	4,451	—
Maturities/calls/repayments	5,504	2,225
Proceeds from sale of Hyatt Commercial	334	—
Proceeds from sales of real estate acquired through foreclosure	—	623
Net cash (used in) provided by investing activities	(45,833)	8,544
Cash flows from financing activities:
Net increase in deposits	157,640	29,163
Common stock dividends	(642)	(513)
Exercise of stock options	86	14
Net cash provided by financing activities	157,084	28,664
Increase in cash and cash equivalents	100,486	27,443
Cash and cash equivalents at beginning of period	156,609	88,193
Cash and cash equivalents at end of period	$257,095	$115,636
Supplemental Noncash Disclosures:
Interest paid on deposits and borrowed funds	$955	$2,170
Income taxes paid	—	493
Transfers of mortgage loans held for sale to loan portfolio	260	—

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

See the Glossary of Defined Terms at the beginning of this Quarterly Report on Form 10-Q for terms used throughout the consolidated financial statements and related notes of this Quarterly Report on Form 10-Q.

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of the Company conform to GAAP and prevailing practices within the financial services industry for interim financial information and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. In the opinion of management, all adjustments (comprising only of those of a normal recurring nature) necessary for a fair presentation of the results of operations for the interim periods presented have been made. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or any other interim or future period. Events occurring after the date of the financial statements up to the date the financial statements were available to be issued were considered in the preparation of the consolidated financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2020 Annual Report on Form 10-K as filed with the SEC.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Severn Bancorp, Inc., and its wholly-owned subsidiaries, Mid-Maryland Title Company, Inc., SBI Mortgage Company, and Severn Savings Bank, FSB, along with the Bank’s subsidiaries, Homeowners Title and Escrow Corporation, Severn Financial Services Corporation, SSB Realty Holdings, LLC, SSB Realty Holdings II, LLC, and HS West, LLC. Also included are the accounts of SBI Mortgage Company’s subsidiary, Crownsville Development Corporation, and its subsidiary, Crownsville Holdings I, LLC. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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

Cash Flows

For reporting purposes, assets grouped in the Consolidated Statements of Financial Condition under the captions “Cash and due from banks” and “Federal funds sold and interest-bearing deposits in other banks” are considered cash or cash equivalents. For financial statement purposes, these assets are carried at cost. Federal funds sold and interest-bearing deposits in other banks generally have overnight maturities and are in excess of amounts that would be recoverable under FDIC insurance.

Reclassifications

Certain reclassifications have been made to amounts previously reported to conform to current period presentation.

2020 Correction of Prior Period Immaterial Error

As disclosed in the Company’s 2020 Annual Report on Form 10-K, during 2020, the Company corrected an immaterial accounting error related to $885,000 of DTAs related to NOLs recorded in years prior to 2020 by the holding company and which accumulated over the span of many years. As the holding company has not previously generated taxable income and continues to generate no taxable income, it has no ability to utilize the NOLs. To correct this immaterial accounting error, the Company recorded an adjustment to reduce 2019's opening retained earnings in the amount of $793,000 and additional tax expense of $92,000 (the amounts deemed applicable for 2019) for the year ended December 31, 2019. These adjustments then affected the beginning balances of March 31, 2020 retained earnings and total stockholders’ equity, both of which amounts are shown in this Quarterly Report on Form 10-Q reduced by $885,000 from the amounts previously stated.

COVID-19 Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the U.S. and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 has adversely impacted and could continue to adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to a target range of 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak has affected and may continue to adversely affect the Company’s financial condition and results of operations. As a result of the spread of COVID-19, economic uncertainties have arisen which could negatively impact net interest income, noninterest income, credit quality, the Allowance, and the provision for loan losses. Additionally, there could be a potential for goodwill impairment. Other financial impact could occur though such potential impact is unknown at this time.

On May 12, 2021, the Governor of Maryland lifted all remaining COVID-19 related restrictions, with the exception of wearing masks indoors, effective May 15, 2021. On May 14, 2021, the Governor also lifted the mask mandate effective May 15, 2021.

Asset Sale

On January 1, 2021, we sold the majority of the assets of our real estate company, Hyatt Commercial, with the exception of cash and certain fixed assets. At the time of the sale, Hyatt Commercial had $1.6 million in assets, $1.1 million of which was in cash that stayed with the Company. The remainder of the net assets were sold for $334,000 and we realized a loss of approximately $34,000.

Proposed Merger with Shore Bancshares, Inc.

On March 3, 2021, the Company and Shore entered into an agreement and plan of merger that provides that the Company will merge with and into Shore, with Shore as the surviving corporation (the “Merger”). Following the Merger, the Bank will merge with and into Shore’s wholly-owned bank subsidiary, Shore United Bank, with Shore United Bank as the surviving bank (the “Bank Merger”). At the effective time of the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive (i) 0.6207 shares of Shore common stock and (ii) $1.59 in cash, together with cash in lieu of fractional shares, if any. The merger consideration is 85% stock and 15% cash.

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

Recent Accounting Pronouncements

Pronouncements Adopted

In December 2019, FASB issued ASU No. 2019-12, Simplifying the Accounting for Taxes, which simplifies the accounting for incomes taxes by removing certain exceptions in the current codification. The standard was effective for fiscal years beginning after December 15, 2020. The adoption of ASU No. 2019-12 did not have a material impact on our financial position, results of operations, or cash flows.

In January 2020, FASB issued ASU No. 2020-01, Investments – Equity securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarifies the interaction between the three Topics. The standard was effective for fiscal years beginning after December 15, 2020. The adoption of ASU No. 2020-01 did not have a material impact on our financial position, results of operations, or cash flows.

Pronouncements Issued

In September 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, which sets forth the CECL model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU was originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In July 2019, the FASB issued a proposal to delay the implementation for smaller reporting companies such as us until January 2023. In October, 2019, that proposal was finalized with the issuance of ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 was issued to address concerns with the adoption of ASU 2016-13. ASU 2019-05 gives entities the ability to irrevocably elect the fair value option in Subtopic 825-10 for certain existing financial assets upon transition to ASU 2016-03. Financial assets that are eligible for this fair value election are those that qualify under Subtopic 825-10 and are within the scope of Subtopic 326-10, Financial Instruments - Credit Losses - Measured at Amortized Costs. An exception to this is HTM debt securities, which do not qualify for this transition election. The effective date for the amendment is the same as the effective date in ASU 2016-03. In November 2019, FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. ASU 2019-10 was issued to defer the effective dates for certain guidance for certain entities. The amendments in this update amend the mandatory effective dates for ASC 326, Financial Instruments - Credit Losses, for entities eligible to be smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2022, including interim reporting periods within that reporting period.

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

Note 2 - Securities

The amortized cost and fair values of our AFS securities portfolio were as follows:

	March 31, 2021
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(dollars in thousands)
U.S. government agency notes	$9,366	$1	$192	$9,175
Corporate obligations	2,000	21	—	2,021
MBS	123,953	82	2,533	121,502
	$135,319	$104	$2,725	$132,698

	December 31, 2020
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(dollars in thousands)
U.S. government agency notes	$6,640	$45	$25	$6,660
Corporate obligations	2,000	34	—	2,034
MBS	56,385	339	320	56,404
	$65,025	$418	$345	$65,098

The amortized cost and fair values of our HTM securities portfolio were as follows:

	March 31, 2021
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(dollars in thousands)
U.S. government agency notes	$1,987	$130	$—	$2,117
MBS	12,529	448	—	12,977
	$14,516	$578	$—	$15,094

	December 31, 2020
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(dollars in thousands)
U.S. government agency notes	$1,986	$145	$—	$2,131
MBS	13,957	515	—	14,472
	$15,943	$660	$—	$16,603

Gross unrealized losses and fair value by length of time that the individual AFS securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	March 31, 2021
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

	(dollars in thousands)
U.S. government agency notes	8	$9,056	$192	—	$—	$—	8	$9,056	$192
MBS	61	103,718	2,523	1	511	10	62	104,229	2,533
	69	$112,774	$2,715	1	$511	$10	70	$113,285	$2,725

	December 31, 2020
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

	(dollars in thousands)
U.S. government agency notes	5	$4,015	$25	—	$—	$—	5	$4,015	$25
MBS	27	27,454	320	—	—	—	27	27,454	320
	32	$31,469	$345	—	$—	$—	32	$31,469	$345

We did not have any HTM securities in an unrealized loss position at either March 31, 2021 or December 31, 2020.

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

Contractual maturities of debt securities at March 31, 2021 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS Securities		HTM Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(dollars in thousands)
Due after one through five years	$118	$119	$1,987	$2,117
Due after five years through ten years	7,874	7,815	—	—
Due after 10 years	3,374	3,262	—	—
MBS	123,953	121,502	12,529	12,977
	$135,319	$132,698	$14,516	$15,094

During the three months ended March 31, 2021, we sold $4.5 million in securities and recognized $35,000 and $40,000 in gross unrealized gains and losses, respectively. We did not sell any securities during the three months ended March 31, 2020.

We had $2.9 million and $3.1 million fair value of securities pledged as collateral against certain deposits as of March 31, 2021 and December 31, 2020, respectively.

Note 3 - Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows:

	March 31,	December 31,
	2021	2020

	(dollars in thousands)
Residential mortgage	$186,591	$209,659
Commercial	74,617	63,842
Commercial real estate	243,521	243,435
ADC	103,487	112,938
Home equity/2nds	15,173	14,712
Consumer	1,565	1,485
Total loans receivable, before net unearned fees	624,954	646,071
Unearned loan fees	(3,442)	(3,189)
Loans receivable	$621,512	$642,882

Certain loans in the amount of $123.5 million have been pledged under a blanket floating lien to the FHLB as collateral against advances at March 31, 2021.

At March 31, 2021, the Bank was servicing $215.4 million in loans for FNMA and $42.6 million in loans for FHLMC. At December 31, 2020, the Bank was servicing $159.8 million in loans for FNMA and $36.9 million in loans for FHLMC. These loans are not included in the table above. Also not included in the table above were MSRs of $2.9 million and $1.5 million as of March 31, 2021 and December 31, 2020, respectively.

Credit Quality

An Allowance is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible based on evaluations of the collectability of loans and prior loan loss experience. Management has an established methodology to determine the adequacy of the Allowance that assesses the risks and losses inherent in the loan portfolio. The methodology takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Determining the amount of the Allowance requires the use of estimates and assumptions. Actual results could differ significantly from those estimates. While management uses all available information to estimate losses on loans, future additions to the Allowance may be necessary based on changes in economic conditions and our actual loss experience. In addition, various regulatory agencies periodically review the Allowance as an integral part of their examination process. Such agencies may require us to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of March 31, 2021 and December 31, 2020.

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

Inherent Credit Risks

The inherent credit risks within the loan portfolio vary depending upon the loan class as follows:

Residential mortgage - secured by one to four family dwelling units. The loans generally have limited risk as they are secured by first mortgages on the unit, which are generally the primary residence of the borrower, and are generally at a LTV of 80% or less.

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

SBA PPP - We are participating in the PPP and began origination of such loans that are expected to be 100% guaranteed by the SBA. These loans have a 2 year (origination prior to June 5, 2020) or 5 year (originated after June 5, 2020) term at a 1.0% rate of interest with forgiveness by the SBA at the end of the term. This loan program was designed to assist our commercial customers in remaining operational during this time of uncertainty surrounding the COVID-19 pandemic. As of March 31, 2021, we held $39.0 million in PPP loans in our loan portfolio, all of which have interest forbearance.

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

COVID-19 - The COVID-19 pandemic has created additional risk for all loan segments due to the economic downturn, both nationally and locally. Many businesses were temporarily shut down and many people were unemployed during the national and local “stay at home” orders that were in place in many areas during the beginning of the second quarter of 2020. Although most “stay at home” orders have since been lifted, many businesses are operating at significantly reduced capacities and many people remain unemployed. During this time of economic uncertainty, borrowers have faced and could continue to face extended periods of unemployment and may not be able to meet their loan obligations. Additionally, real estate collateral values could significantly decline and full repayment of loans could be in doubt. We have adjusted some of our economic qualitative factors that affect our Allowance calculation to reflect our best estimate of these risks. Management will continue to evaluate the adequacy of the Allowance as more economic data becomes available and as changes within our portfolio are known. To date, we have not experienced a significant increase in delinquencies or NPAs.  However, the ongoing pandemic could still result in a deterioration in credit quality. The effects of the pandemic may require us to fund additional increases in the Allowance in future periods.

Section 4013 of the CARES Act provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to U.S. GAAP in certain circumstances. In addition, OCC Bulletin 2020-35 provides more limited circumstances in which a loan modification is not subject to classification as a TDR.

CARES Act Section 4013 and OCC Bulletin 2020-35 forbearance agreements are available to both qualified commercial and consumer loan borrowers. Due to the widespread impact of COVID-19, we have had loan borrowers seek loan forbearance or loan modification agreements under the CARES Act. We held $12.4 million in loans modified under the CARES Act as of March 31, 2021, most of which have an interest deferral component. Such deferral periods range from one month to six months. We have recorded $117,000 in interest that has not yet been collected on $10.5 million in loans due to the forbearance agreements.

The following tables present, by portfolio segment, the changes in the Allowance and the recorded investment in loans:

	Three Months Ended March 31, 2021
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total

	(dollars in thousands)
Beginning Balance	$2,259	$1,670	$1,516	$2,947	$168	$—	$110	$8,670
Charge-offs	—	—	—	(34)	—	—	—	(34)
Recoveries	65	5	174	—	4	1	—	249
Net recoveries (charge-offs)	65	5	174	(34)	4	1	—	215
(Reversal of) provision for loan losses	(525)	105	(237)	(208)	47	(1)	69	(750)
Ending Balance	$1,799	$1,780	$1,453	$2,705	$219	$—	$179	$8,135

Ending balance - individually evaluated for impairment	$226	$—	$—	$29	$—	$—	$—	$255
Ending balance - collectively evaluated for impairment	1,573	1,780	1,453	2,676	219	—	179	7,880
	$1,799	$1,780	$1,453	$2,705	$219	$—	$179	$8,135

Ending loan balance -individually evaluated for impairment	$6,791	$—	$630	$298	$473	$62		$8,254
Ending loan balance -collectively evaluated for impairment	179,800	74,617	242,891	103,189	14,700	1,503		616,700
	$186,591	$74,617	$243,521	$103,487	$15,173	$1,565		$624,954

	December 31, 2020
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total

	(dollars in thousands)
Ending balance - individually evaluated for impairment	$542	$—	$—	$29	$—	$—	$—	$571
Ending balance - collectively evaluated for impairment	1,717	1,670	1,516	2,918	168	—	110	8,099
	$2,259	$1,670	$1,516	$2,947	$168	$—	$110	$8,670

Ending loan balance - individually evaluated for impairment	$10,131	$—	$547	$308	$491	$63		$11,540
Ending loan balance - collectively evaluated for impairment	199,528	63,842	242,888	112,630	14,221	1,422		634,531
	$209,659	$63,842	$243,435	$112,938	$14,712	$1,485		$646,071

	Three Months Ended March 31, 2020
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total

	(dollars in thousands)
Beginning Balance	$2,264	$1,421	$984	$2,286	$134	$—	$49	$7,138
Charge-offs	—	—	—	—	—	(15)	—	(15)
Recoveries	3	5	32	—	2	3	—	45
Net recoveries (charge-offs)	3	5	32	—	2	(12)	—	30
Provision for loan losses	217	139	24	329	15	12	14	750
Ending Balance	$2,484	$1,565	$1,040	$2,615	$151	$—	$63	$7,918

Ending balance - individually evaluated for impairment	$742	$—	$62	$29	$—	$—	$—	$833
Ending balance - collectively evaluated for impairment	1,742	1,565	978	2,586	151	—	63	7,085
	$2,484	$1,565	$1,040	$2,615	$151	$—	$63	$7,918

Ending loan balance - individually evaluated for impairment	$14,385	$—	$1,208	$428	$548	$68		$16,637
Ending loan balance - collectively evaluated for impairment	246,596	43,490	219,446	99,433	11,651	1,406		622,022
	$260,981	$43,490	$220,654	$99,861	$12,199	$1,474		$638,659

The following tables present the credit quality breakdown of our loan portfolio by class:

	March 31, 2021
		Special
	Pass	Mention	Substandard	Total

	(dollars in thousands)
Residential mortgage	$185,245	$—	$1,346	$186,591
Commercial	73,417	1,200	—	74,617
Commercial real estate	242,639	85	797	243,521
ADC	103,044	—	443	103,487
Home equity/2nds	15,076	—	97	15,173
Consumer	1,565	—	—	1,565
	$620,986	$1,285	$2,683	$624,954

	December 31, 2020
		Special
	Pass	Mention	Substandard	Total

	(dollars in thousands)
Residential mortgage	$205,225	$—	$4,434	$209,659
Commercial	62,642	1,200	—	63,842
Commercial real estate	242,435	86	914	243,435
ADC	112,479	—	459	112,938
Home equity/2nds	14,606	—	106	14,712
Consumer	1,485	—	—	1,485
	$638,872	$1,286	$5,913	$646,071

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans, excluding any CARES Act forbearance loans that may be contractually past due, but not considered such due to the legal forbearance:

	March 31, 2021
	Past Due
	30-59	60-89	90+				Non-
	Days	Days	Days	Total	Current	Total	Accrual

	(dollars in thousands)
Residential mortgage	$—	$—	$331	$331	$186,260	$186,591	$910
Commercial	—	—	—	—	74,617	74,617	—
Commercial real estate	—	—	126	126	243,395	243,521	213
ADC	—	—	—	—	103,487	103,487	54
Home equity/2nds	59	—	97	156	15,017	15,173	106
Consumer	—	—	—	—	1,565	1,565	—
	$59	$—	$554	$613	$624,341	$624,954	$1,283

	December 31, 2020
	Past Due
	30-59	60-89	90+				Non-
	Days	Days	Days	Total	Current	Total	Accrual

	(dollars in thousands)
Residential mortgage	$674	$213	$3,393	$4,280	$205,379	$209,659	$4,080
Commercial	—	—	—	—	63,842	63,842	—
Commercial real estate	5	87	126	218	243,217	243,435	126
ADC	—	—	—	—	112,938	112,938	60
Home equity/2nds	60	—	106	166	14,546	14,712	114
Consumer	—	—	—	—	1,485	1,485	—
	$739	$300	$3,625	$4,664	$641,407	$646,071	$4,380

We did not have any loans greater than 90 days past due and still accruing as of March 31, 2021 or December 31, 2020.

The interest which would have been recorded on the above nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $151,000 and $467,000 for the three months ended March 31, 2021 and 2020, respectively. The actual interest earned on those loans amounted to $31,000 and $60,000 for the three months ended March 31, 2021 and 2020, respectively.

The following tables summarize impaired loans:

	March 31, 2021			December 31, 2020
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance

With no related Allowance:	(dollars in thousands)
Residential mortgage	$6,211	$5,793	$—	$7,432	$7,152	$—
Commercial	—	—	—	—	—	—
Commercial real estate	631	630	—	548	547	—
ADC	205	197	—	212	206	—
Home equity/2nds	896	473	—	910	491	—
Consumer	62	62	—	63	63	—
With a related Allowance:
Residential mortgage	998	998	226	3,104	2,979	542
Commercial	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
ADC	101	101	29	102	102	29
Home equity/2nds	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Totals:
Residential mortgage	7,209	6,791	226	10,536	10,131	542
Commercial	—	—	—	—	—	—
Commercial real estate	631	630	—	548	547	—
ADC	306	298	29	314	308	29
Home equity/2nds	896	473	—	910	491	—
Consumer	62	62	—	63	63	—

	Three Months Ended March 31,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no related Allowance:	(dollars in thousands)
Residential mortgage	$5,848	$83	$9,648	$89
Commercial	—	—	—	—
Commercial real estate	632	9	664	15
ADC	200	3	235	5
Home equity/2nds	292	7	553	6
Consumer	63	1	82	1
With a related Allowance:
Residential mortgage	1,000	16	4,571	57
Commercial	—	—	—	—
Commercial real estate	—	—	549	8
ADC	101	1	104	1
Home equity/2nds	—	—	—	—
Consumer	—	—	2	1
Totals:
Residential mortgage	6,848	99	14,219	146
Commercial	—	—	—	—
Commercial real estate	632	9	1,213	23
ADC	301	4	339	6
Home equity/2nds	292	7	553	6
Consumer	63	1	84	2

There were no consumer mortgage properties included in real estate acquired through foreclosure at March 31, 2021 or December 31, 2020. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction totaled $505,000 as of March 31, 2021 and $3.6 million as of December 31, 2020.

TDRs

See discussion above in this Note regarding the CARES Act relating to loan modifications during the COVID-19 pandemic.

Our portfolio of TDRs was accounted for under the following methods:

	March 31, 2021
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications

	(dollars in thousands)
Residential mortgage	21	$5,618	2	$159	23	$5,777
Commercial real estate	1	417	—	—	1	417
ADC	1	127	—	—	1	127
Home equity/2nds	1	187	—	—	1	187
Consumer	1	62	—	—	1	62
	25	$6,411	2	$159	27	$6,570

	December 31, 2020
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications

	(dollars in thousands)
Residential mortgage	22	$5,787	2	$163	24	$5,950
Commercial real estate	1	421	—	—	1	421
ADC	1	128	—	—	1	128
Home equity/2nds	1	190	—	—	1	190
Consumer	1	63	—	—	1	63
	26	$6,589	2	$163	28	$6,752

We did not modify any loans that would qualify as TDRs during the three months ended March 31, 2021 or 2020.

There were no TDRs that defaulted during the three months ended March 31, 2021 or 2020 which were modified during the previous 12 month period.

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

In July 2013, federal bank regulatory agencies issued final rules to revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III. On January 1, 2015, the Basel III rules became effective and included transition provisions which implement certain portions of the rules through January 1, 2019. Under the final rules, the effects of certain accumulated other comprehensive income items are not excluded, however, banking organizations like us that are not considered “advanced approaches” banking organizations may make a one-time permanent election to continue to exclude these items, which we have done.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. A financial institution can elect to be subject to this new definition, which we did on January 1, 2020. The CARES Act temporarily lowered this ratio to 8% beginning in the second quarter of 2020. The ratio then rose to 8.5% for 2021 and re-establishes at 9% on January 1, 2022.

As of the date of our last regulatory exam, the Bank was considered “well capitalized” and as of March 31, 2021, the Bank continued to meet the requirements to be considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements.

The Bank’s regulatory capital amounts and ratios were as follows:

			To be Well
			Capitalized Under
			Prompt Corrective
	Actual		Action Provision
	Amount	Ratio	Amount	Ratio

March 31, 2021	(dollars in thousands)
Community bank leverage ratio	$125,768	12.1%	88,419	8.5%

December 31, 2020
Community bank leverage ratio	$122,196	13.7%	71,495	8.0%

Note 5 - Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. There were 10,500 shares that were anti-dilutive for the three months ended March 31, 2020. There were no anti-dilutive shares for the three months ended March 31, 2021.

Information relating to the calculations of our income per common share is summarized as follows:

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands, except for per share data)
Weighted-average shares outstanding - basic	12,847,418	12,812,642
Dilution	54,067	37,499
Weighted-average share outstanding - diluted	12,901,485	12,850,141

Net income	$3,911	$565
Net income per share - basic	$0.30	$0.04
Net income per share - diluted	$0.30	$0.04

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

We account for stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the Statement of Income at fair value. Additionally, we are required to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award. The expense is recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense included in the Consolidated Statements of Income for the three months ended March 31, 2021 and 2020 totaled $23,000 and $34,000, respectively.

Information regarding our stock-based compensation plan is as follows as of and for the three months ended March 31:

	2021				2020
			Weighted-				Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of period	220,250	$6.89			234,173	$6.60
Granted	—	—			10,500	8.26
Exercised	(13,640)	6.28		$79	(2,050)	6.78		$—
Outstanding at end of period	206,610	$6.93	1.2	$1,069	242,623	$6.67	2.7	$69
Exercisable at end of period	155,306	$6.78	0.8	$827	159,884	$6.37	2.3	$69

The stock-based compensation expense amounts and fair values of options at the time of the grants were derived using the Black-Scholes option-pricing model. The following weighted average assumptions were used to value options granted for the three months ended March 31, 2020. There were no options granted in 2021.

Expected life	5.5 years
Risk-free interest rate	0.95%
Expected volatility	27.83%
Expected dividend yield	$1.95
Weighted average per share fair value of options granted	$1.75

As of March 31, 2021, there was $129,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over the next 23 months.

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

	March 31, 2021	December 31, 2020

	(dollars in thousands)
Standby letters of credit	$2,804	$3,251
Home equity lines of credit	18,678	17,005
Unadvanced construction commitments	84,866	74,626
Lines of credit	30,510	30,190
Loans sold and serviced with limited repurchase provisions	38,877	41,800

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements and are limited to real estate transactions. The majority of these standby letters of credit expire within twelve months, with automatic one year renewals. The Bank has the option to stop any automatic renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes, except for certain standby letters of credit, that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of both March 31, 2021 and December 31, 2020 for guarantees under standby letters of credit issued was $8,000.

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

The Bank has entered into several agreements to sell mortgage loans to third parties. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within a period ranging generally from 120 to 180 days after the sale date depending on the investor agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. We did not repurchase any loans during the three months ended March 31, 2021 or 2020.

Other Contingencies

The Company provides banking services to customers who do business in the medical-use cannabis industry. While the growing, processing, and sales of medical-use cannabis is legal in the state of Maryland, the business currently violates Federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. The strict enforcement of Federal laws regarding medical-use cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the Company’s consolidated financial statements if the Federal government takes actions against the Company. As of March 31, 2021, the Company has not accrued an amount for the potential impact of any such actions.

Following is a summary of the level of business activities with our medical-use cannabis customers:

●	Deposit and loan balances at March 31, 2021 were approximately $60.7 million, or 6.3% of total deposits, and $22.9 million, or 3.7% of total loans, respectively. Deposit and loan balances at December 31, 2020 were approximately $42.8 million, or 5.3% of total deposits, and $18.7 million, or 2.9% of total loans, respectively.
●	Interest and noninterest income for the three months ended March 31, 2021 were approximately $219,000 and $564,000, respectively. Interest and noninterest income for the three months ended March 31, 2020 were approximately $155,000 and $519,000, respectively.
●	The volume of deposits in the accounts of medical-use cannabis customers for the three months ended March 31, 2021 and 2020 was approximately $171.3 million and $100.8 million, respectively.

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

Information pertaining to the carrying amounts of our derivative financial instruments follows:

	March 31, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value

	(dollars in thousands)
Asset - IRLCs	$46,317	$781	$44,243	$1,128
Asset - mandatory forward contracts	17,553	94	—	—
Asset - TBA securities	78,000	1,465	—	—

Liability - mandatory forward contracts	$67,928	$1,061	$—	$—
Liability - TBA securities	2,500	4	79,500	557

Note 9 – Segments

We are in the business of providing financial services and we operate in two business segments – commercial and consumer banking and mortgage-banking. Commercial and consumer banking is conducted through the Bank and involves delivering a broad range of financial services, including lending and deposit taking, to individuals and commercial enterprises. This segment also includes our treasury and administrative functions. Mortgage-banking is conducted through the Bank’s secondary marketing department and involves originating first- and second-lien residential mortgages for sale in the secondary market and to the Bank.

The following tables present certain information regarding our business segments for the three months ended March 31, 2021 and 2020:

	2021
	Commercial and	Mortgage-
	Consumer Banking	Banking	Total

	(dollars in thousands)
Interest income	$8,354	$255	$8,609
Interest expense	(912)	(39)	(951)
Net interest income	7,442	216	7,658
Reversal of provision for loan losses	750	—	750
Net interest income after reversal of provision for loan losses	8,192	216	8,408
Noninterest income	1,363	4,396	5,759
Noninterest expense	(6,562)	(2,244)	(8,806)
Net income before income taxes	2,993	2,368	5,361
Income tax provision	(798)	(652)	(1,450)
Net income	$2,195	$1,716	$3,911
Total Assets	$1,062,845	$50,124	$1,112,969

	2020
	Commercial and	Mortgage-
	Consumer Banking	Banking	Total

	(dollars in thousands)
Interest income	$8,785	$131	$8,916
Interest expense	(2,117)	(44)	(2,161)
Net interest income	6,668	87	6,755
Provision for loan losses	(750)	—	(750)
Net interest income after provision for loan losses	5,918	87	6,005
Noninterest income	1,391	1,634	3,025
Noninterest expense	(7,189)	(1,063)	(8,252)
Net income before income taxes	120	658	778
Income tax provision	(32)	(181)	(213)
Net income	$88	$477	$565
Total Assets	$834,474	$21,996	$856,470

Note 10 - Fair Value

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

Assets Measured on a Recurring Basis

The following table presents fair value measurements for assets that are measured at fair value on a recurring basis as of and for the three months ended March 31, 2021:

			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
	Value	(Level 1)	(Level 2)	(Level 3)	Period Income

Assets:	(dollars in thousands)
AFS securities - U.S. government agency notes	$9,175	$—	$9,175	$—	$—
AFS securities - corporate obligations	2,021	—	2,021	—	—
AFS securities - MBS	121,502	—	121,502	—	—
LHFS	50,124	—	50,124	—	305
MSRs	2,927	—	—	2,927	826
IRLCs	781	—	—	781	(347)
Best efforts forward contracts	26	—	26	—	25
Mandatory forward contracts	94	—	94	—	(736)
TBA securities	1,465	—	1,465	—	1,465
Liabilities:
Mandatory forward contracts	1,061	—	1,061	—	1,055
TBA securities	4	—	4	—	553

The following table presents fair value measurements for assets and liabilities that are measured at fair value on a recurring basis as of and for the year ended December 31, 2020:

			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
	Value	(Level 1)	(Level 2)	(Level 3)	Period Income

Assets:	(dollars in thousands)
AFS securities - U.S. government agency notes	6,660	$—	$6,660	$—	$—
AFS securities - corporate obligations	2,034	—	2,034	—	—
AFS securities - MBS	56,404	—	56,404	—	—
LHFS	36,299	—	36,299	—	323
MSRs	1,451	—	—	1,451	(1,013)
IRLCs	1,128	—	—	1,128	949
Liabilities:
TBA securities	557	—	557	—	(557)

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Fair Value	Valuation		Range
	Estimate	Technique	Unobservable Input	(Weighted-Average)

March 31, 2021:	(dollars in thousands)
MSRs (1)	$2,927	Market Approach	Weighted average prepayment speed	155%
IRLCs - net asset	781	Market Approach	Range of pull through rate	78% - 100%
			Average pull through rate	97%

December 31, 2020:
MSRs (1)	$1,451	Market Approach	Weighted average prepayment speed	326%
IRLCs - net asset	1,128	Market Approach	Range of pull through rate	77% - 100%
			Average pull through rate	93%
(1)	The weighted average was calculated with reference to the principal balance of the underlying mortgages.

The following table shows the activity in the MSRs:

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Beginning balance	$1,451	$323
Additions	650	—
Valuation adjustment	826	(83)
Ending balance	$2,927	$240

The following table shows the activity in the IRLCs:

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Beginning balance	$1,128	$179
Valuation adjustment	(347)	(240)
Ending balance	$781	$(61)

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

Assets Measured on a Nonrecurring Basis

March 31, 2021
Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average (2)

(dollars in thousands)
Impaired loans	$844	$—	$—	$844	12% - 14%	12%

December 31, 2020
Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average (2)

(dollars in thousands)
Impaired loans	$2,510	$—	$—	$2,510	0% - 14%	9%
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

Fair Value of All Financial Instruments

The carrying value and fair value of all financial instruments are summarized in the following tables:

	March 31, 2021
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

Assets:	(dollars in thousands)
Cash and cash equivalents	$257,095	$257,095	$—	$—	$257,095
CDs held for investment	3,330	3,330	—	—	3,330
AFS securities	132,698	—	132,698	—	132,698
HTM securities	14,516	—	15,094	—	15,094
LHFS	50,124	—	50,124	—	50,124
Loans receivable, net	613,377	—	—	618,858	618,858
Restricted stock investments	970	—	970	—	970
Accrued interest receivable	2,439	—	2,439	—	2,439
MSRs	2,927	—	—	2,927	2,927
IRLCs	781	—	—	781	781
Best effort forward contracts	26	—	26	—	26
Mandatory forward contracts	94	—	94	—	94
TBA securities	1,465	—	1,465	—	1,465
Liabilities:
Deposits	964,096	—	970,488	—	970,488
Accrued interest payable	160	—	160	—	160
Borrowings	10,000	—	10,273	—	10,273
Subordinated debentures	20,619	—	—	16,276	16,276
Mandatory forward contracts	1,061	—	1,061	—	1,061
TBA securities	4	—	4	—	4

	December 31, 2020
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

Assets:	(dollars in thousands)
Cash and cash equivalents	$156,609	$156,609	$—	$—	$156,609
CDs held for investment	3,580	3,580	—	—	3,580
AFS securities	65,098	—	65,098	—	65,098
HTM securities	15,943	—	16,603	—	16,603
LHFS	36,299	—	36,299	—	36,299
Loans receivable, net	634,212	—	—	639,597	639,597
Restricted stock investments	1,236	—	1,236	—	1,236
Accrued interest receivable	2,576	—	2,576	—	2,576
MSRs	1,451	—	—	1,451	1,451
IRLCs	1,128	—	—	1,128	1,128
Liabilities:
Deposits	806,456	—	806,444	—	806,444
Accrued interest payable	164	—	164	—	164
Borrowings	10,000	—	10,313	—	10,313
Subordinated debentures	20,619	—	—	16,157	16,157
TBA securities	557	—	557	—	557

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

There were no transfers between any of Levels 1, 2 and 3 for the three months ended March 31, 2021 or 2020 or for the year ended December 31, 2020.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Severn Bancorp’s Annual Report on Form 10-K as of and for the year ended December 31, 2020. See the Glossary of Defined Terms at the beginning of this Report for terms used throughout the consolidated financial statements and related notes of this Quarterly Report on Form 10-Q.

The Company

The Company is a savings and loan holding company chartered as a corporation in the state of Maryland in 1990. It conducts business primarily through three subsidiaries, the Bank, the Title Company, and SBI. The Title Company is a real estate settlement company that handles commercial and residential real estate settlements in Maryland. SBI holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville, which is doing business as Annapolis Equity Group and acquires real estate for syndication and investment purposes. We maintained seven branches in Anne Arundel County, Maryland at March 31, 2021. The branches offer a full range of deposit products and we originate mortgages in the Bank’s primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware, and Virginia. As of March 31, 2021, we had 181 full-time equivalent employees.

Asset Sale

On January 1, 2021, we sold the majority of the assets of our real estate company, Hyatt Commercial, with the exception of cash and certain fixed assets. At the time of the sale, Hyatt Commercial had $1.6 million in assets, $1.1 million of which was in cash that stayed with the Company. The remainder of the net assets were sold for $334,000 and we realized a loss of approximately $34,000.

Proposed Merger with Shore Bancshares, Inc.

On March 3, 2021, the Company and Shore entered into an agreement and plan of merger that provides that the Company will merge with and into Shore, with Shore as the surviving corporation (the “Merger”). Following the Merger, the Bank will merge with and into Shore’s wholly-owned bank subsidiary, Shore United Bank, with Shore United Bank as the surviving bank (the “Bank Merger”). At the effective time of the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive (i) 0.6207 shares of Shore common stock and (ii) $1.59 in cash, together with cash in lieu of fractional shares, if any. The merger consideration is 85% stock and 15% cash.

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

Significant Developments - COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the U.S. and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The COVID-19 pandemic in the U.S. has had and may continue to have a complex and significant adverse impact on the economy, the banking industry, and the Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas

Our commercial and consumer banking products and services are offered primarily in Maryland, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity since March

2020. In Maryland, the Governor issued a series of orders, including ordering schools to close for an indefinite period of time and an order that, subject to limited exceptions, all individuals stay at home and non-essential businesses cease all activities for an indeterminate amount of time. Since June 2020, many of these restrictions have been removed and some non-essential businesses were allowed to re-open in a limited capacity, adhering to social distancing and disinfection guidelines. The Bank has remained open during these orders because banks have been identified as essential services. The Bank had been serving its customers through its drive-ups, ATMs, and in all of its branch offices by appointment only. On May 3, 2021, we re-opened our branches to customers unrestricted except for social distancing and masks. On May 12, 2021, the Governor of Maryland lifted all remaining COVID-19 related restrictions, with the exception of wearing masks indoors, effective May 15, 2021. On May 14, 2021, the Governor also lifted the mask mandate effective May 15, 2021.

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

●

On March 27, 2020, the President of the U.S. signed the CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $659.0 billion loan program (revised by subsequent legislation) administered through the SBA, referred to as the PPP. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals were able to apply for forgivable loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. PPP loans have an interest rate of 1.0%, a two-year or five-year loan term to maturity, and principal and interest payments deferred until the lender receives the applicable forgiven amount or the end of the borrower's loan forgiveness. PPP loans are 100% guaranteed by the SBA. The Bank participates as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. The Consolidated Appropriations Act of 2021 extended the period established by the CARES Act for consideration of TDR identification to January 1, 2022 or 60 days after the date the national COVID-19 pandemic emergency terminates.

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

●

On April 9, 2020, the FRB announced additional measures aimed at supporting small and mid-sized businesses, as well as state and local governments impacted by COVID-19. The FRB announced the Main Street Business Lending Program, which established two new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the MSNLF and (2) the MSELF. MSNLF loans were unsecured term loans originated on or after April 8, 2020, while MSELF loans were provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program was $600.0 billion. The program was designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers had to confirm that they were seeking financial support because of COVID-19 and that they would not use proceeds from the loan to pay off debt. The FRB also stated that it would provide additional funding to banks offering PPP loans to help struggling small businesses. The PPPLF was created by the FRB on April 9, 2020 to facilitate lending by participating financial institutions to small businesses under the PPP of the CARES Act. Under the facility, the FRB lent to participating financial institutions on a non-recourse basis, taking PPP loans as collateral. Lenders participating in the PPP were able to exclude loans financed by the facility from their leverage ratio. Due to our high liquidity levels, we did not participate in the PPPLF.

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

Effects on Our Business

The COVID-19 pandemic and the specific developments referred to above have had and could continue to have a significant impact on our business. The outbreak of COVID-19 could continue to adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant, and retail industries will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels, and results of operations could be adversely affected. As of March 31, 2021, we held $4.1 million, $15.5 million, and $49.1 million in hotel, restaurant, and retail industry loans, respectively.

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

●

acted as a participating lender in the PPP as well as the second round of PPP that was extended until May 31, 2021. However, on May 4, 2021, the SBA announced that the PPP had run out of funds for most banks. We believe it is our responsibility as a community bank to assist the SBA in the distribution of funds authorized under the CARES Act and subsequent legislation to our customers and communities, which we have carried out in a prudent and responsible manner. As of March 31, 2021, we held $39.0 million in PPP loans in our loan portfolio, and are working diligently with customers on the loan forgiveness aspect of the program (see “Notes to Consolidated Financial Statements – Note 3 – Loans Receivable and the Allowance” in this Quarterly Report on Form 10-Q and “Financial Condition – Credit Risk Management and the

Allowance – TDRs” later in this Item for more information regarding PPP loans and loan modifications under the CARES Act); and

●

closing all branches to customer activity until May 3, 2021, except for drive-up and appointment only services. On May 3, 2021, we re-opened our branches to customers unrestricted except for social distancing and masks. We have continued to pay all employees according to their normal work schedule, even if their work has been reduced. No employees have been furloughed. Employees whose job responsibilities can be effectively carried out remotely are working from home. Employees whose critical duties require their continued presence on-site are observing social distancing and cleaning protocols.

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

We have experienced increased profitability during the three months ended March 31, 2021, primarily due to mortgage-banking activities. Additionally, we reversed $750,000 in provision for loan losses. Net interest income increased primarily due to a declining interest rate environment, resulting from rate reductions by the FRB in response to the COVID-19 pandemic, which significantly reduced our interest expense. Noninterest expenses increased for the three months ended March 31, 2021 due primarily to increased investments in staff and increased commissions corresponding to the increased mortgage production. Additionally, we recognized $238,000 in merger related expenses. See discussion of pending merger above.

The Company expects to experience similar market conditions during the remainder of 2021, provided interest rates do not increase or decrease rapidly. If interest rates change rapidly, demand for loans may fluctuate and our interest rate spread could change significantly. Additionally, significant changes in interest rates could also affect the origination volumes related to our mortgage-banking activities. We continue to manage loan and deposit pricing against the potential risks of rising costs of our deposits and borrowings. Interest rates are outside of our control, so we must attempt to balance the pricing and duration of the loan portfolio against the risks of rising or declining costs of our deposits and borrowings. The continued success and attraction of Anne Arundel County, Maryland, and vicinity, will also be important to our ability to originate and grow loans and deposits, as will our continued focus on maintaining a low overhead. If volatility in the market and the economy continues to occur, our business, financial condition, results of operations, access to funds, and the price of our stock could be materially and adversely impacted. We believe the Company is well prepared for the economic and social consequences of the COVID-19 global pandemic in future periods.

Critical Accounting Policies

Our accounting and financial reporting policies conform to GAAP and prevailing practices within the banking industry. Accordingly, preparation of the financial statements requires management to exercise significant judgment or discretion or make significant assumptions and estimates based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The accounting policies we view as critical are those relating to the Allowance, the valuation of real estate acquired through foreclosure, and the valuation of deferred tax assets and liabilities. Significant accounting policies are discussed in detail in “Notes to Consolidated Financial Statements - Note 1 - Summary of Significant Account Policies” in our Annual Report on Form 10-K as of and for the year ended December 31, 2020. There have been no material changes to the significant accounting policies as described in the Annual Report other than those that may be mentioned in Note 1 to the consolidated financial statements in this Quarterly Report on Form 10-Q. Disclosures regarding the effects of new accounting pronouncements are included in Note 1 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Net Income

Net income increased by $3.3 million, or 592.2%, to $3.9 million for the three months ended March 31, 2021 compared to $565,000 for the three months ended March 31, 2020. Basic and diluted income per share were $0.30 for the three months ended March 31, 2021, compared to $0.04 for the three months ended March 31, 2020. The increase in net income reflected increased net interest income, a decrease in provision for loan losses, and increased noninterest income, partially offset by increased noninterest expenses.

Net Interest Income

Net interest income was significantly impacted by a declining interest rate environment directly related to the COVID-19 pandemic. The abrupt decline in interest rates during 2020 not only reduced interest income on floating-rate commercial loans and other liquid assets, but it also reduced competitive pressures and depositor expectations concerning deposit interest rates. Because of the need to maintain higher levels of liquidity and delays in business investment activity due to COVID-19 disruptions, some further compression of our net interest margin is likely in future periods, but a reasonably robust recovery in business conditions could enable us to deploy our additional asset generation resources and thus reallocate some of our excess liquidity. Additionally, at March 31, 2021, we held $39.0 million in low-yielding PPP loans, which reduced our net interest margin. Our average yields, net interest spread, and net interest margin could be affected in future periods by the effect of the forgiveness aspect of the PPP loans as the recognition of the net origination fees will be accelerated once payments are received.

Net interest income increased by $903,000 or 13.4%, to $7.7 million for the three months ended March 31, 2021, compared to $6.8 million for the same period of 2020 as a result of the decrease in interest expense due to the decrease in the average rate of interest-bearing liabilities. Our net interest margin decreased from 3.38% for the three months ended March 31, 2020 to 3.08% for the three months ended March 31, 2021.

Interest Income

Interest income decreased by $307,000, or 3.4%, to $8.6 million for the three months ended March 31, 2021, compared to $8.9 million for the three months ended March 31, 2020, due primarily to the low interest rate environment created by the COVID-19 pandemic.

The average yield on interest-earning assets decreased 100 basis points to 3.46% for the three months ended March 31, 2021 from 4.46% for the three months ended March 31, 2020. The average yield on other interest-earning assets decreased to 0.11% for the three months ended March 31, 2021 from 1.25% for the three months ended March 31, 2020, primarily due to a change in the mix of other interest-earning asset types and the decreased rate environment. We held less CDs held for investment during the three months ended March 31, 2021 than during the three months ended March 31, 2020. Average interest-earning assets increased from $803.2 million for the three months ended March 31, 2020 to $1.0 billion for the three months ended March 31, 2021, due primarily to an increase in average other interest-earning assets of $115.2 million and an increase in average AFS securities of $75.6 million. The increase in average other interest-earning assets resulted primarily from increased average interest-earning deposits in banks, which was the result of increased deposits from our medical-use cannabis customers. The increase in average AFS securities was due to utilization of excess liquidity through security purchases during the first quarter of 2021.

Average loans outstanding decreased $10.4 million as a result of significant loan payoffs in the first quarter of 2021. Average LHFS increased $35.1 million due to increased mortgage-banking originations.

Interest Expense

Total interest expense was $951,000 for the three months ended March 31, 2021 and $2.2 million for the three months ended March 31, 2020. The decrease in interest expense was primarily due to the decreased interest rate environment. The average rate on interest-bearing liabilities decreased 91 basis points from 1.51% for the three months ended March 31, 2020 to 0.60% for the three months ended March 31, 2021. Average rates decreased in all interest-bearing liability categories. Partially offsetting the decrease in average rates were increased average interest-bearing liabilities which increased from $575.1 million for the three months ended March 31, 2020 to $640.6 million for the three months ended March 31, 2021. The average balance of interest-bearing checking and savings accounts increased from $323.7 million for the three months ended March 31, 2020 to $453.8 million for the three months ended March 31, 2021, primarily due to increases in our medical-use cannabis related accounts. The average balance of CDs decreased from $195.7 million for the three months ended March 31, 2020 to $156.1 million for the same period of 2021 due to runoff from maturing CDs. Average borrowings decreased $25.0 during the three months ended March 31, 2021 compared to the same period of 2020 due to payoffs of FHLB advances.

The following table sets forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and average rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended March 31,
	2021			2020
	Average		Yield/	Average		Yield/
	Balance	Interest (2)	Rate (4)	Balance	Interest (2)	Rate (4)

ASSETS	(dollars in thousands)
Loans (1)	$633,698	$8,142	5.21%	$644,087	$8,240	5.15%
LHFS	48,632	102	0.85%	13,528	98	2.91%
AFS securities	89,822	212	0.96%	14,247	81	2.29%
HTM securities	15,275	80	2.12%	24,267	138	2.29%
Other interest-earning assets (3)	219,828	62	0.11%	104,614	325	1.25%
Restricted stock investments, at cost	1,198	11	3.72%	2,431	34	5.63%
Total interest-earning assets	1,008,453	8,609	3.46%	803,174	8,916	4.46%
Allowance	(8,737)			(7,156)
Cash and other noninterest-earning assets	43,339			45,497
Total assets	$1,043,055	8,609		$841,515	8,916

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Checking and savings	$453,841	132	0.12%	$323,709	661	0.82%
CDs	156,141	652	1.69%	195,722	1,136	2.33%
Total interest-bearing deposits	609,982	784	0.52%	519,431	1,797	1.39%
Borrowings	30,619	167	2.21%	55,619	364	2.63%
Total interest-bearing liabilities	640,601	951	0.60%	575,050	2,161	1.51%
Noninterest-bearing deposits	287,828			150,628
Other noninterest-bearing liabilities	4,642			8,085
Stockholders' equity	109,984			107,752
Total liabilities and stockholders' equity	$1,043,055	951		$841,515	2,161
Net interest income/net interest spread		$7,658	2.86%		$6,755	2.95%
Net interest margin			3.08%			3.38%

(1)	Nonaccrual loans are included in average loans. Amortization of loan fees included in interest income amounted to $875,000 and $506,000 for the three months ended March 31, 2021 and 2020, respectively.

(2)	There are no tax equivalency adjustments.
(3)	Other interest-earning assets include interest-earning deposits, federal funds sold, and CDs held for investment.
(4)	Annualized.

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

	Three Months Ended March 31,
	2021 vs. 2020
	Due to Variances in
	Rate	Volume	Total

Interest earned on:	(dollars in thousands)
Loans	$428	$(526)	$(98)
LHFS	(438)	442	4
AFS securities	(327)	458	131
HTM Securities	(10)	(48)	(58)
Other interest-earning assets	(1,421)	1,158	(263)
Restricted stock investments, at cost	(9)	(14)	(23)
Total interest income	(1,777)	1,470	(307)

Interest paid on:
Interest-bearing deposits:
Checking and savings	(1,815)	1,286	(529)
CDs	(279)	(205)	(484)
Total interest-bearing deposits	(2,094)	1,081	(1,013)
Borrowings	(52)	(145)	(197)
Total interest expense	(2,146)	936	(1,210)
Net interest income	$369	$534	$903

Provision for Loan Losses

Our loan portfolio is subject to varying degrees of credit risk and an Allowance is maintained to absorb losses inherent in our loan portfolio. Credit risk includes, but is not limited to, the potential for borrower default and the failure of collateral to be worth what we determined it was worth at the time of the granting of the loan. We monitor loan delinquencies at least monthly. All loans that are delinquent and all loans within the various categories of our portfolio as a group are evaluated. Management, with the advice and recommendation of the Company’s Board of Directors, estimates an Allowance to be set aside for probable losses inherent in the loan portfolio. Included in determining the calculation are such factors as historical losses for each loan portfolio, current market value of the loan’s underlying collateral, inherent risk contained within the portfolio after considering the state of the general economy, economic trends, consideration of particular risks inherent in different kinds of lending and consideration of known information that may affect loan collectability.

We recorded a reversal of provision for loan losses of $750,000 for the three months ended March 31, 2021 and a provision for loan losses of $750,000 for the three months ended March 31, 2020. In 2020, we recorded the provision primarily due to economic factors related to the COVID-19 pandemic. In 2021, we adjusted those factors as the losses we originally projected related to COVID-19 have not been realized. Additionally in the first quarter of 2021, we experienced a significant drop in loan volume, which also contributed to the provision reversal.

See additional information about the provision for loan losses under “Credit Risk Management and the Allowance” later in this Item.

Noninterest Income

Total noninterest income increased by $2.7 million or 90.4%, to $5.8 million for the three months ended March 31, 2021, compared to $3.0 million for the three months ended March 31, 2020, with the majority of the increase from mortgage-banking revenue. Mortgage-banking revenue increased $2.8 million or 169.0%, due to the increased volume of loans originated from $43.2 million during the three months ended March 31, 2020 to $101.3 million during the three months ended March 31, 2021. A significant portion of the originations were refinances due to the drop in interest rates. The Title Company generated $335,000 in revenue during the three months ended March 31, 2021 compared to $238,000 for the three months ended March 31, 2020. Servicing fee income (included in other noninterest income) increased $107,000 from $33,000 for the three months ended March 31, 2020 to $140,000 for the same period of 2021 as the volume of loans serviced for FHLMC and FNMA increased during the first quarter of 2021. Real estate commissions decreased $149,000 and real estate management fees decreased $165,000 during the three months ended March 31, 2021 compared to the same period of 2020 as we wound down the operations of the Bank’s subsidiary, Louis Hyatt, Inc. after the Hyatt Commercial asset sale on January 1, 2021.

Noninterest Expense

Total noninterest expense increased $554,000, or 6.7%, to $8.8 million for the three months ended March 31, 2021, compared to $8.3 million for the three months ended March 31, 2020, primarily due to increases in compensation and related expenses and merger costs related to the pending merger with Shore Bank. Compensation and related expenses increased by $761,000, or 13.9%, to $6.2 million for the three months ended March 31, 2021, compared to $5.5 million for the three months ended March 31, 2020. This increase was primarily due to annual salary increases, additional hirings, primarily in the mortgage-banking division, and increased commission expense that corresponds with our increased mortgage-banking volumes. Merger expenses amounted to $238,000 for the three months ended March 31, 2021, primarily consisting of legal fees. Professional fees decreased $152,000 primarily due to decreased external audit and consulting fees in the first quarter of 2021. Additionally, we recognized a $34,000 loss on the sale of Hyatt Commercial during the three months ended March 31, 2021.

Income Tax Provision

We recorded a $1.5 million tax provision on net income before income taxes of $5.4 million for the three months ended March 31, 2021 for an effective tax rate of 27.1%, compared to an income tax provision of $213,000 on net income before income taxes of $778,000 for the three months ended March 31, 2020, for an effective tax rate of 27.4%.

Financial Condition

Total assets increased $160.4 million to $1.1 billion at March 31, 2021, compared to $952.6 million at December 31, 2020. This increase was primarily due to a $100.5 million, or 64.2%, increase in cash and cash equivalents, to $257.1 million at March 31, 2021 from $156.6 million at December 31, 2020 due primarily to increased deposits. Additionally, AFS securities increased $67.6 million as we as we redirected some of our excess liquidity in the form of security purchases. Partially offsetting the increase in total assets was a $21.4 million decrease in total loans in the first quarter of 2021 as a result of significant pay offs. Total deposits increased $157.6 million, or 19.5%, to $964.1 million at March 31, 2021 compared to $806.5 million at December 31, 2020 primarily due to deposits from medical-cannabis related customers. Stockholders’ equity increased $1.4 million to $111.1 million at March 31, 2021 compared to $109.6 million at December 31, 2020, due to net income to date for the year, partially offset by dividends paid to stockholders and an increased accumulated other comprehensive loss.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals. We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios. We held $132.7 million and $65.1 million in AFS securities as of March 31, 2021 and December 31, 2020, respectively. We held $14.5 million and $15.9 million, respectively, in HTM securities as of March 31, 2021 and December 31, 2020.

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries impact the securities market. Quarterly, we review each security in our portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as OTTI. For the three months ended March 31, 2021, we determined that no OTTI charges were required.

All of the AFS and HTM securities that are temporarily impaired as of March 31, 2021 were so due to declines in fair values resulting from changes in interest rates or decreased credit/liquidity spreads compared to the time they were purchased. We have the intent to hold these securities to maturity (including those designated as AFS) and it is more likely than not that we will not be required to sell the securities before recovery of value. As such, management considers the impairments to be temporary.

Our securities portfolio composition is as follows:

	AFS		HTM
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020

	(dollars in thousands)
U.S. government agency notes	$9,175	$6,660	$1,987	$1,986
Corporate obligations	2,021	2,034	—	—
MBS	121,502	56,404	12,529	13,957
	$132,698	$65,098	$14,516	$15,943

LHFS

We originate residential mortgage loans for sale on the secondary market. Such LHFS, which are carried at fair value, amounted to $50.1 million at March 31, 2021 and $36.3 million at December 31, 2020, the majority of which are subject to purchase commitments from investors. The increase in LHFS was primarily due to increased originations and to the timing of loans pending sale on the secondary market.

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total interest-earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio before net unearned loan fees:

	March 31, 2021		December 31, 2020
		Percent		Percent
	Amount	of Total	Amount	of Total

	(dollars in thousands)
Residential Mortgage	$186,591	29.9%	$209,659	32.4%
Commercial	74,617	11.9%	63,842	9.9%
Commercial real estate	243,521	39.0%	243,435	37.7%
ADC	103,487	16.6%	112,938	17.5%
Home equity/2nds	15,173	2.4%	14,712	2.3%
Consumer	1,565	0.2%	1,485	0.2%
Loans receivable, before net unearned fees	$624,954	100.0%	$646,071	100.0%

Total loans, net of unearned loan fees, decreased by $21.4 million, or 3.3%, to $621.5 million at March 31, 2021, compared to $642.9 million at December 31, 2020. This decrease was due primarily to increased payoffs of residential real estate and ADC loans, partially offset by increased commercial loan originations (primarily PPP loans).

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

Management has an established methodology to determine the adequacy of the Allowance that assesses the risks and losses inherent in the loan portfolio. Our Allowance methodology employs management’s assessment as to the level of future losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers’ current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and/or lines of business. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. In addition, we evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors. Our risk management practices are designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may inherently exist within the loan portfolio. The assessment aspects involved in analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses. In 2020, we adjusted our economic risk factors to incorporate the current economic implications and rising unemployment rate from the COVID-19 pandemic. In 2021, we re-adjusted those economic factors as we experienced the benefit of improving economic conditions. For more detailed information about our Allowance methodology and risk rating system, see Note 3 to the Consolidated Financial Statements.

The following table summarizes the activity in our Allowance by portfolio segment:

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Allowance, beginning of period	$8,670	$7,138
Charge-offs:
Residential mortgage	—	—
Commercial	—	—
Commercial real estate	—	—
ADC	(34)	—
Home equity/2nds	—	—
Consumer	—	(15)
Total charge-offs	(34)	(15)
Recoveries:
Residential mortgage	65	3
Commercial	5	5
Commercial real estate	174	32
ADC	—	—
Home equity/2nds	4	2
Consumer	1	3
Total recoveries	249	45
Net recoveries	215	30
(Reversal of) provision for loan losses	(750)	750
Allowance, end of period	$8,135	$7,918
Loans:
Period-end balance	$621,512	$635,950
Average balance during period	633,698	644,087
Allowance as a percentage of period-end loan balance (1)	1.31%	1.25%
Percent of average loans (annualized):
(Reversal of) provision for loan losses	(0.48)%	0.47%
Net recoveries	0.14%	0.02%
(1)	The Allowance at March 31, 2021, as a percentage of total loans, excluding PPP loans was 1.40%

The following table summarizes our allocation of the Allowance by loan segment:

	March 31, 2021			December 31, 2020
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
	Amount	of Total	Loans	Amount	of Total	Loans

	(dollars in thousands)
Residential mortgage	$1,799	22.1%	29.9%	$2,259	26.0%	32.4%
Commercial	1,780	21.9%	11.9%	1,670	19.3%	9.9%
Commercial real estate	1,453	17.9%	39.0%	1,516	17.5%	37.7%
ADC	2,705	33.2%	16.6%	2,947	34.0%	17.5%
Home equity/2nds	219	2.7%	2.4%	168	1.9%	2.3%
Consumer	—	—%	0.2%	—	—%	0.2%
Unallocated	179	2.2%	—%	110	1.3%	—%
Total	$8,135	100.0%	100.0%	$8,670	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the Allowance as a best estimate of inherent losses within the portfolio. The Allowance totaled $8.1 million at March 31, 2021 and  $8.7 million at December 31, 2020. Any changes in the Allowance from period to period reflect management’s ongoing application of its methodologies to establish the Allowance, which, for the three months ended March 31, 2021, resulted in decreased allocated Allowances for the majority of the loan segments, with the exception of commercial loans and home equity/2nds.

As a result of our Allowance analysis, we recorded a (reversal of) provision for loan losses of $(750,000) and $750,000 during the three months ended March 31, 2021 and 2020, respectively. In 2020, we recorded the provision primarily due to economic factors related to the COVID-19 pandemic. In 2021, we adjusted those factors as the losses we originally projected related to COVID-19 have not been realized. Additionally in the first quarter of 2021, we experienced a significant drop in loan volume, which also contributed to the provision reversal.

We recorded net recoveries of $215,000 and $30,000, respectively, during the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, annualized net recoveries as a percentage of average loans outstanding amounted to 0.14% and 0.02%, respectively. The Allowance as a percentage of outstanding loans was 1.31% as of March 31, 2021 compared to 1.35% as of  December 31, 2020, the decrease in which was primarily the result of the reversal of provision for loan losses.

PPP loans are fully guaranteed by the SBA and, therefore, not required to have an allocated Allowance. The Allowance as a percentage of outstanding loans less PPP loans amounted to 1.40% at March 31, 2021.

Although management uses available information to establish the appropriate level of the Allowance, future additions or reductions to the Allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions, and other factors. As a result, our Allowance may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our Allowance and related methodology. Such agencies may require us to recognize adjustments to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of March 31, 2021 and is sufficient to address the credit losses inherent in the current loan portfolio. Management will continue to evaluate the adequacy of the Allowance as more economic data becomes available and as changes within our portfolio are known. The effects of the COVID-19 pandemic may still require us to fund additional increases in the Allowance in future periods.

NPAs

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

NPAs, expressed as a percentage of total assets, totaled 0.2% at March 31, 2021 and 0.6% at December 31, 2020. The ratio of the Allowance to nonperforming loans was 634.1% at March 31, 2021 and 197.9% at December 31, 2020.

The distribution of our NPAs is illustrated in the following table. We did not have any loans greater than 90 days past due and still accruing at March 31, 2021 or December 31, 2020.

	March 31, 2021	December 31, 2020

Nonaccrual Loans:	(dollars in thousands)
Residential mortgage	$910	$4,080
Commercial real estate	213	126
ADC	54	60
Home equity/2nds	106	114
Consumer	—	—
	1,283	4,380
Real Estate Acquired Through Foreclosure:
Commercial real estate	452	452
ADC	558	558
	1,010	1,010
Total NPAs	$2,293	$5,390

Nonaccrual loans totaled $1.3 million, or 0.21% of total loans, at March 31, 2021 and $4.4 million, or 0.68% of total loans at December 31, 2020. Significant activity in nonaccrual loans during the three months ended March 31, 2021 included the addition of three loans in the amount of $138,000 to nonaccrual and the payoff of two loans that were in nonaccrual status at December 31, 2020 in the amount of $3.1 million.

Real estate acquired through foreclosure remained unchanged at $1.0 million at both March 31, 2021 and December 31, 2020.

The activity in our real estate acquired through foreclosure was as follows:

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Balance at beginning of period	$1,010	$2,387
Write-downs and losses on real estate acquired through foreclosure	—	(80)
Proceeds from sales of real estate acquired through foreclosure	—	(623)
Balance at end of period	$1,010	$1,684

TDRs

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. See Significant Developments – COVID-19 for information regarding the CARES Act and its effect on modifications.

The composition of our TDRs is illustrated in the following table:

	March 31, 2021	December 31, 2020

Residential mortgage:	(dollars in thousands)
Nonaccrual	$159	$163
<90 days past due/current	5,618	5,787
Commercial real estate:
Nonaccrual	—	—
<90 days past due/current	417	421
ADC:
Nonaccrual	—	—
<90 days past due/current	127	128
Home equity/2nds:
Nonaccrual	—	—
<90 days past due/current	187	190
Consumer:
Nonaccrual	—	—
<90 days past due/current	62	63
Totals:
Nonaccrual	159	163
<90 days past due/current	6,411	6,589
	$6,570	$6,752

CARES Act Loans

In the wake of the COVID-19 pandemic, loan modifications requests have been granted to defer principal and/or interest payments or modify interest rates. These loans are not classified as TDRs according to Section 4013 of the CARES Act, as long as the specific criteria set forth in the Cares Act are met. The table below presents information related to loan modifications made in compliance with the CARES Act for the three months ended March 31, 2021:

	Residential	Commercial	Commercial Real Estate	Home Equity/2nds	Consumer	Total

	(dollars in thousands)
Balance at beginning of period	$6,009	$2,052	$14,990	$141	$158	$23,350
Additional modifications granted	455	398	3,694	—	157	4,704
Principal payments net of draws on active deferred loans	(5,917)	(1,035)	(8,365)	(141)	(158)	(15,616)
Balance at end of period	$547	$1,415	$10,319	$—	$157	$12,438

See additional information on TDRs in Note 3 to the Consolidated Financial Statements herein.

Deposits

Deposits totaled $964.1 million at March 31, 2021 and $806.5 million at December 31, 2020. The $157.6 million increase was primarily the result of short-term medical-use cannabis related funds (funds that have not yet actually been used in the medical-use cannabis industry) that account holders have placed at the Bank temporarily while looking for desired investments in the industry. Management is aware of the short-term nature of such medical-use cannabis related deposits and offset those funds by maintaining short-term liquidity to meet any deposit outflows.

The deposit breakdown is as follows:

	March 31, 2021		December 31, 2020
		Percent		Percent
	Balance	of Total	Balance	of Total

	(dollars in thousands)
NOW	$188,968	19.6%	$106,589	13.2%
Money market	177,898	18.4%	191,506	23.7%
Savings	65,451	6.8%	63,464	7.9%
Certificates of deposit	194,638	20.2%	199,804	24.8%
Total interest-bearing deposits	626,955	65.0%	561,363	69.6%
Noninterest-bearing deposits	337,141	35.0%	245,093	30.4%
Total deposits	$964,096	100.0%	$806,456	100.0%

The following table provides the maturities of CDs in amounts of $250,000 or more:

	March 31, 2021	December 31, 2020

Maturing in:	(dollars in thousands)
3 months or less	$3,054	$5,230
Over 3 months through 6 months	5,137	2,798
Over 6 months through 12 months	6,276	6,217
Over 12 months	9,400	9,575
	$23,867	$23,820

Total deposits with balances of $250,000 or more amounted to $528.3 million and $377.8 million at March 31, 2021 and December 31, 2020, respectively. Total uninsured deposits amounted to $467.0 million and $353.0 million at March 31, 2021 and December 31, 2020, respectively.

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

At March 31, 2021, our total credit line with the FHLB was  $285.0 million. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public. Our outstanding FHLB advance balance at both March 31, 2021 and December 31, 2020 was $10.0 million.

At March 31, 2021, we also maintained a line of credit with a bankers’ bank in the amount of $11.0 million, which we had not drawn upon.

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB as of March 31, 2021:

Principal
Amount (in thousands)	Rate	Maturity
$10,000	2.19%	2022

Certain loans in the amount of $123.5 million have been pledged under a blanket floating lien to the FHLB as collateral against advances at March 31, 2021.

Subordinated Debentures

As of both March 31, 2021 and December 31, 2020, the Company had outstanding $20.6 million in principal amount of 2035 Debentures. The 2035 Debentures were issued pursuant to the 2035 Indenture between the Company and Wells Fargo Bank, National Association as Trustee. The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR plus 200 basis points, and mature on January 7, 2035. Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture. The 2035 Debentures became redeemable, in whole or in part, by the Company on January 7, 2010.

The 2035 Debentures were issued and sold to the Trust, of which 100% of the common equity is owned by the Company. The Trust was formed for the purpose of issuing Capital Securities to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures. The 2035 Debentures held by the Trust are the sole assets of the Trust. Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures. The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures. We have entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee.

Under the terms of the 2035 Debentures, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing. As of March 31, 2021, we were current on all interest due on the 2035 Debentures.

Capital Resources

Total stockholders’ equity increased $1.4 million to $111.1 million at March 31, 2021 compared to $109.6 million as of December 31, 2020. The increase was the result of 2021 net income to date, partially offset by an increase in accumulated other comprehensive loss and dividends paid to stockholders during the three months ended March 31, 2021.

Capital Adequacy

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2021 and December 31, 2020, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.” As of January 1, 2020, the Bank elected to follow the Community Bank Leverage Ratio. See details of our capital ratios in Note 4 to the Consolidated Financial Statements.

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

In addition to our ability to generate deposits, we have external sources of funds, which may be drawn upon when desired. The primary source of external liquidity is an available line of credit with the FHLB. The Bank’s total credit availability under the FHLB’s credit availability program was $285.0 million at March 31, 2021, of which $10.0 million was outstanding. In addition, at March 31, 2021, we also maintained a line of credit with a bankers’ bank in the amount of $11.0 million, which we had not drawn upon.

The borrowing requirements of customers include commitments which totaled $134.1 million at March 31, 2021. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. We expect to fund these commitments from the sources of liquidity described above.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity. As of March 31, 2021, we had no material commitments for capital expenditures.

Our ability to acquire deposits or borrow could be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. As of March 31, 2021, we have not experienced any negative impact on our liquidity due to COVID-19. At March 31, 2021, management considered the Company’s liquidity level to be sufficient for the purposes of meeting our cash flow requirements. We are not aware of any undisclosed known trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in our liquidity.

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

Inflation

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with GAAP and practices within the banking industry which require the measurement of financial condition and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. As a financial institution, virtually all of our assets and liabilities are monetary in nature and interest rates have a more significant impact on our performance than the effects of general levels of inflation. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless mitigated by a corresponding increase in our revenues. However, we believe that the impact of inflation on our operations was not material for the three months ended March 31, 2021 and 2020.

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

The matching of maturity or repricing of interest-earning assets and interest-bearing liabilities may be analyzed by examining the extent to which these assets and liabilities are interest rate sensitive and by monitoring the Bank’s interest rate sensitivity gap. An interest-earning asset or interest-bearing liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. The difference between rate sensitive assets and rate sensitive liabilities represents the Bank’s interest sensitivity gap. At March 31, 2021, we had a one-year cumulative negative gap of $30.0 million.

Exposure to interest rate risk is actively monitored by management. The objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. We use the PROFITstar® model to monitor our exposure to interest rate risk, which calculates changes in the EVE.

The following table represents our EVE as of March 31, 2021:

Change in Rates		Amount	$ Change	% Change

		(dollars in thousands)
+400	bp	$232,146	$(30,756)	(11.7)%
+300	bp	230,812	(32,090)	(12.2)%
+200	bp	223,246	(39,656)	(15.1)%
+100	bp	234,062	(28,840)	(11.0)%
0	bp	262,902
-100	bp	144,939	(117,963)	(44.9)%

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

Item 4.    Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s CEO and CFO, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

In the normal course of business, we are party to litigation arising from the banking, financial, and other activities we conduct. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from these matters will have a material effect on the Company’s financial condition, operating results, or liquidity as of March 31, 2021.

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report on Form 10-K of Severn Bancorp as of and for the year ended December 31, 2020.  There have been no material changes in our risk factors since the filing of our December 31, 2020 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVERN BANCORP, INC.

May 17, 2021	/s/ Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 17, 2021	/s/ Vance W. Adkins
Vance W. Adkins, Chief Financial Officer
(Principal Financial and Accounting Officer)