Form 10-Q
period 2021-06-30
SEVERN BANCORP INC
filed 2021-08-16
CIK 868271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Common Stock, $0.01 par value - 12,864,339 shares outstanding as of August 12, 2021

SEVERN BANCORP, INC. AND SUBSIDIARIES

Glossary of Defined Terms

The following terms may be used throughout this Quarterly Report on Form 10-Q, including the unaudited consolidated financial statements and related notes.

2035 Debentures	Junior subordinated debt securities
2035 Indenture	Indenture dated December 17, 2004 pursuant to which the 2035 Debentures were issued
ADC	Acquisition, development, and construction loans
AFS	Available for sale
Allowance	Allowance for loan losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Severn Savings Bank and Subsidiaries
Basel III	Certain provisions of the Dodd-Frank Act
BOLI	Bank owned life insurance
Capital Securities	Corporation-obligated mandatorily redeemable capital securities
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CDs	Certificates of deposit
CECL	Current expected credit losses
CEO	Chief executive officer
CFO	Chief financial officer
Commitments	Commitments to extend credit and unused portions of lines of credit, collectively.
Company	Severn Bancorp, Inc. and Subsidiaries
COVID-19	Novel coronavirus
Crownsville	Crownsville Development Corporation
DTAs	Deferred tax assets
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Atlanta
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GSE	Government-sponsored enterprises
HTM	Held to maturity
IRLC(s)	Interest rate lock commitment(s)
LCM	Lower of cost or market
LHFS	Mortgage loans held for sale
LTV	Loan to value
MBS	Mortgage-backed securities
MSELF	Main Street Expanded Loan Facility
MSNLF	Main Street New Loan Facility
MSRs	Mortgage servicing rights
NOLs	Net operating losses
NPAs	Nonperforming assets
OCC	Office of the Comptroller of the Currency
OTTI	Other than temporary impairment
Plan	Stock compensation plan of Severn Bancorp, Inc.
PPP	Paycheck Protection Program
PPPLF	PPP Loan Facility
SBA	United States Small Business Administration
SBI	SBI Mortgage Company
SEC	Securities and Exchange Commission
Shore	Shore Bancshares, Inc. and Subsidiaries
TBA	To be announced
TDR(s)	Troubled debt restructure(s)
Title Company	Mid Maryland Title Company, Inc.
Trust	Severn Capital Trust 1
U.S.	United States of America

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

Forward-looking statements reflect our expectation or prediction of future conditions, events, or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of the Company’s 2020 Annual Report on Form 10-K, Item 1A of Part II of the Company’s March 31, 2021 Quarterly Report on Form 10-Q, Item 1A of Part II of this Quarterly Report on Form 10-Q, and the following:

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$4,057	$4,819
Federal funds sold and interest-bearing deposits in other banks	305,746	151,790
Cash and cash equivalents	309,803	156,609
CDs held for investment	844	3,580
AFS securities, at fair value	21,278	65,098
HTM securities (fair value of $134,052 and $16,603 at June 30, 2021 and December 31, 2020, respectively)	133,657	15,943
LHFS, at fair value	32,869	36,299
Loans receivable	613,329	642,882
Allowance	(7,878)	(8,670)
Loans, net	605,451	634,212
Real estate acquired through foreclosure	1,010	1,010
Restricted stock investments	970	1,236
Premises and equipment, net	20,278	20,940
Accrued interest receivable	2,336	2,576
Deferred income taxes	692	1,145
BOLI	5,583	5,517
Goodwill	770	1,104
Other assets	8,160	7,284
Total assets	$1,143,701	$952,553
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest bearing	$354,855	$245,093
Interest-bearing	640,867	561,363
Total deposits	995,722	806,456
Long-term borrowings	10,000	10,000
Subordinated debentures	20,619	20,619
Accrued expenses and other liabilities	4,725	5,831
Total liabilities	1,031,066	842,906
Stockholders' Equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 12,858,339 and 12,843,349 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	129	128
Additional paid-in capital	66,392	66,251
Retained earnings	47,561	43,216
Accumulated other comprehensive (loss) income	(1,447)	52
Total stockholders' equity	112,635	109,647
Total liabilities and stockholders' equity	$1,143,701	$952,553

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Interest income:
Loans	$7,378	$8,078	$15,622	$16,416
Securities	426	216	718	435
Other earning assets	79	67	152	426
Total interest income	7,883	8,361	16,492	17,277
Interest expense:
Deposits	707	1,383	1,491	3,180
Borrowings and subordinated debentures	166	333	333	697
Total interest expense	873	1,716	1,824	3,877
Net interest income	7,010	6,645	14,668	13,400
(Reversal of) provision for loan losses	(325)	—	(1,075)	750
Net interest income after (reversal of) provision for loan losses	7,335	6,645	15,743	12,650
Noninterest income:
Mortgage-banking revenue	2,300	1,990	6,696	3,624
Real estate commissions	7	130	168	440
Real estate management fees	—	155	—	320
Deposit service charges	605	570	1,206	1,131
Title Company revenue	442	226	777	464
ATM surcharges	108	71	195	133
Income from BOLI	33	36	66	73
Loss on sales of AFS securities	—	—	(5)	—
Other noninterest income	261	59	406	77
Total noninterest income	3,756	3,237	9,509	6,262
Noninterest expense:
Compensation and related expenses	5,829	5,171	12,051	10,632
Occupancy	486	445	957	963
Legal fees	34	17	34	183
Write-downs, losses, and costs of real estate acquired through foreclosure, net of gains	44	16	46	90
FDIC insurance premiums	88	37	144	37
Professional fees	156	171	307	474
Advertising	196	231	394	451
Data processing	458	396	920	856
Credit report and appraisal fees	131	36	191	103
Licensing and software	294	238	534	456
Loss on disposal of premises and equipment	—	—	—	76
Internal audit and compliance	200	71	333	135
Office expenses, printing, and postage	46	139	134	248
Telecommunications	105	85	210	190
Merger expenses	91	—	329	—
Other noninterest expense	514	434	888	845
Total noninterest expense	8,672	7,487	17,472	15,739
Net income before income tax provision	2,419	2,395	7,780	3,173
Income tax provision	699	658	2,149	871
Net income	$1,720	$1,737	$5,631	$2,302
Net income per common share - basic	$0.13	$0.14	$0.44	$0.18
Net income per common share - diluted	$0.13	$0.14	$0.44	$0.18

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$1,720	$1,737	$5,631	$2,302
Other comprehensive income item:
Unrealized holding gains (losses) on AFS securities arising during the period (net of tax expense (benefit) of $172, $1, $(571), and $57)	453	1	(1,503)	150
Realized losses on AFS securities arising during the period (net of tax benefit of $1)	—	—	4	—
Total other comprehensive income (loss)	453	1	(1,499)	150
Total comprehensive income	$2,173	$1,738	$4,132	$2,452

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30, 2021
	Number of				Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Loss	Equity
Balance at April 1, 2021	12,856,989	$129	$66,359	$46,485	$(1,900)	$111,073
Net income	—	—	—	1,720	—	1,720
Stock-based compensation	—	—	23	—	—	23
Dividends paid on common stock at $0.05 per share	—	—	—	(644)	—	(644)
Exercise of stock options	1,350	—	10	—	—	10
Other comprehensive income	—	—	—	—	453	453
Balance at June 30, 2021	12,858,339	$129	$66,392	$47,561	$(1,447)	$112,635

	Three Months Ended June 30, 2020
	Number of				Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity
Balance at April 1, 2020	12,812,976	$128	$65,992	$38,612	$104	$104,836
Net income	—	—	—	1,737	—	1,737
Stock-based compensation	—	—	34	—	—	34
Dividends paid on common stock at $0.04 per share	—	—	—	(511)	—	(511)
Other comprehensive income	—	—	—	—	1	1
Balance at June 30, 2020	12,812,976	$128	$66,026	$39,838	$105	$106,097

	Six Months Ended June 30, 2021
	Number of				Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2021	12,843,349	$128	$66,251	$43,216	$52	$109,647
Net income	—	—	—	5,631	—	5,631
Stock-based compensation	—	—	46	—	—	46
Dividends paid on common stock at $0.10 per share	—	—	—	(1,286)	—	(1,286)
Exercise of stock options	14,990	1	95	—	—	96
Other comprehensive loss	—	—	—	—	(1,499)	(1,499)
Balance at June 30, 2021	12,858,339	$129	$66,392	$47,561	$(1,447)	$112,635

	Six Months Ended June 30, 2020
	Number of				Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	(Loss) Income	Equity
Balance at January 1, 2020	12,810,926	$128	$65,944	$38,560	$(45)	$104,587
Net income	—	—	—	2,302	—	2,302
Stock-based compensation	—	—	68	—	—	68
Dividends paid on common stock at $0.08 per share	—	—	—	(1,024)	—	(1,024)
Exercise of stock options	2,050	—	14	—	—	14
Other comprehensive income	—	—	—	—	150	150
Balance at June 30, 2020	12,812,976	$128	$66,026	$39,838	$105	$106,097

See accompanying notes to consolidated financial statements

Severn Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net income	$5,631	$2,302
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	778	788
Amortization of deferred loan fees	(1,511)	(1,024)
Net amortization (accretion) of premiums and discounts on securities	431	(36)
(Reversal of) provision for loan losses	(1,075)	750
Write-downs and losses on real estate acquired through foreclosure, net of gains	—	551
Gain on sale of mortgage loans	(6,696)	(3,624)
Loss on disposal of property	—	76
Loss on sale of Hyatt Commercial assets	34	—
Loss on sale of AFS securities	5	—
Proceeds from sale of LHFS	198,761	126,925
Originations of LHFS	(188,895)	(123,820)
Stock-based compensation	46	68
Increase in cash surrender value of BOLI	(66)	(73)
Deferred income taxes	1,023	(25)
Decrease (increase) in accrued interest receivable	240	(20)
Increase in other assets	(910)	(358)
(Decrease) increase in accrued expenses and other liabilities	(1,106)	1,167
Net cash provided by operating activities	6,690	3,647
Cash flows from investing activities:
Redemption of CDs held for investment	2,736	1,466
Loan principal repayments, net of (disbursements)	31,607	(14,382)
Redemption of restricted stock investments	266	132
Purchases of premises and equipment, net	(116)	(262)
Activity in HTM securities:
Purchases	(1,967)	—
Maturities/calls/repayments	2,812	4,603
Activity in AFS securities:
Purchases	(90,889)	(7,857)
Sales	4,634	—
Maturities/calls/repayments	9,011	5,247
Proceeds from sale of Hyatt Commercial	334	—
Proceeds from sales of real estate acquired through foreclosure	—	826
Net cash used in investing activities	(41,572)	(10,227)
Cash flows from financing activities:
Net increase in deposits	189,266	87,867
Common stock dividends	(1,286)	(1,024)
Exercise of stock options	96	14
Net cash provided by financing activities	188,076	86,857
Increase in cash and cash equivalents	153,194	80,277
Cash and cash equivalents at beginning of period	156,609	88,193
Cash and cash equivalents at end of period	$309,803	$168,470
Supplemental Noncash Disclosures:
Interest paid on deposits and borrowed funds	$1,829	$3,918
Income taxes paid	2,352	493
Transfers of mortgage loans held for sale to loan portfolio	260	—
Transfers of securities from AFS to HTM	118,659	—

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

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of the Company conform to GAAP and prevailing practices within the financial services industry for interim financial information and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. In the opinion of management, all adjustments (comprising only of those of a normal recurring nature) necessary for a fair presentation of the results of operations for the interim periods presented have been made. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or any other interim or future period. Events occurring after the date of the financial statements up to the date the financial statements were available to be issued were considered in the preparation of the consolidated financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2020 Annual Report on Form 10-K as filed with the SEC.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Severn Bancorp, Inc., and its wholly-owned subsidiaries, Mid Maryland Title Company, Inc., SBI Mortgage Company, and Severn Savings Bank, FSB, along with the Bank’s subsidiaries, Homeowners Title and Escrow Corporation, Severn Financial Services Corporation, SSB Realty Holdings, LLC, SSB Realty Holdings II, LLC, and HS West, LLC. Also included are the accounts of SBI Mortgage Company’s subsidiary, Crownsville Development Corporation, and its subsidiary, Crownsville Holdings I, LLC. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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

2020 Correction of Prior Period Immaterial Error

As disclosed in the Company’s 2020 Annual Report on Form 10-K, during 2020, the Company corrected an immaterial accounting error related to $885,000 of DTAs for state NOLs recorded in years prior to 2020 by the holding company and which accumulated over the span of many years. As the holding company has not previously generated taxable income and continues to generate no taxable income, it has no ability to utilize the NOLs. In this Quarterly Report on Form 10-Q, the correction of this immaterial accounting error is reflected in the opening retained earnings and total stockholders’ equity balances for 2020, which are $885,000 lower than the amounts previously report in the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020.

COVID-19 Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread in different variants throughout the U.S. and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 has adversely impacted and could continue to adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. In March 2020, the Federal Open Market Committee reduced the target federal funds rate to a target range of 0% to 0.25% to assist the deteriorating economy brought about by the pandemic. The reduction in interest rates and other effects of the COVID-19 outbreak have not significantly negatively impacted our financial condition or results of operations to date. However, the pandemic persists and effects of it may adversely affect the Company’s financial condition and results of operations in the future. As a result of the spread of COVID-19, economic uncertainties have arisen which could negatively impact net interest income, noninterest income, credit quality, the Allowance, and the provision for loan losses. Additionally, there could be a potential for goodwill impairment. Other financial impact could occur though such potential impact is unknown at this time. We continue to monitor the environment and, in particular, our loan portfolio, including segments that are most vulnerable to the effects of the pandemic.

In May 2021, the Governor of Maryland lifted all COVID-19 related restrictions. The State of Emergency in Maryland declared at the beginning of the pandemic ended July 1, 2021.

Due to the COVID-19 Delta Variant and the uptick in positive cases of the virus, at the beginning of August, certain local jurisdictions (including Anne Arundel County, Maryland, our primary market area) have issued indoor mask mandates for all government buildings, libraries, and senior centers and strongly encourage mask wearing in all other indoor areas. At this time, it is unknown how long the mandates will stay in place.

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

The completion of the Merger and the Bank Merger are subject to customary closing conditions, including approval by the Company’s stockholders, Shore’s stockholders, and the receipt of regulatory approvals or waivers from the OCC and the Board of Governors of the Federal Reserve System. Prior to the completion of the Bank Merger, Shore United Bank must obtain the approval of the OCC to convert to a national banking association. The Merger is expected to be completed in the fourth quarter of 2021.

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

Note 2 - Securities

The amortized cost and fair values of our AFS securities portfolio were as follows:

	June 30, 2021
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(dollars in thousands)
U.S. government agency notes	$4,731	$67	$—	$4,798
Corporate obligations	2,000	33	—	2,033
MBS	14,435	69	57	14,447
	$21,166	$169	$57	$21,278

	December 31, 2020
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(dollars in thousands)
U.S. government agency notes	$6,640	$45	$25	$6,660
Corporate obligations	2,000	34	—	2,034
MBS	56,385	339	320	56,404
	$65,025	$418	$345	$65,098

The amortized cost and fair values of our HTM securities portfolio were as follows:

	June 30, 2021
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(dollars in thousands)
U.S. government agency notes	$8,702	$141	$10	$8,833
MBS	124,955	500	236	125,219
	$133,657	$641	$246	$134,052

	December 31, 2020
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(dollars in thousands)
U.S. government agency notes	$1,986	$145	$—	$2,131
MBS	13,957	515	—	14,472
	$15,943	$660	$—	$16,603

Near the end of the second quarter of 2021, we transferred $118.7 million in AFS securities that had unrealized losses of $2.1 million at the time the securities were transferred. The unrealized losses at the time of transfer continue to be reported in accumulated other comprehensive loss and will be amortized over the remaining lives of the securities.

Gross unrealized losses and fair value by length of time that the individual AFS securities have been in an unrealized loss position at the dates indicated are presented in the following tables:

	June 30, 2021
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

	(dollars in thousands)
MBS	6	$8,477	$57	—	$—	$—	6	$8,477	$57
	6	$8,477	$57	—	$—	$—	6	$8,477	$57

	December 31, 2020
	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

	(dollars in thousands)
U.S. government agency notes	5	$4,015	$25	—	$—	$—	5	$4,015	$25
MBS	27	27,454	320	—	—	—	27	27,454	320
	32	$31,469	$345	—	$—	$—	32	$31,469	$345

Gross unrealized losses and fair value by length of time that the individual HTM securities have been in an unrealized loss position at the dates indicated are presented in the following table as of June 30, 2021:

	Less than 12 months			12 months or more			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

	(dollars in thousands)
U.S. government agency notes	3	$3,822	$10	—	$—	$—	3	$3,822	$10
MBS	51	95,965	231	3	1,579	5	54	97,544	236
	54	$99,787	$241	3	$1,579	$5	57	$101,366	$246

We did not have any HTM securities in an unrealized loss position at December 31, 2020. While there were no securities classified as HTM in an unrealized loss position at December 31, 2020, certain securities are shown as being in an unrealized loss position for 12 months or more at June 30, 2021, due to the transfer of securities from AFS to HTM, as previously mentioned.

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

Contractual maturities of debt securities at June 30, 2021 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS Securities		HTM Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(dollars in thousands)
Due after one through five years	$117	$119	$2,644	$2,757
Due after five years through ten years	5,771	5,866	3,178	3,169
Due after 10 years	843	846	2,880	2,907
MBS	14,435	14,447	124,955	125,219
	$21,166	$21,278	$133,657	$134,052

During the three and six months ended June 30, 2021, we sold $4.6 million in securities and recognized $34,000 and $39,000 in gross realized gains and losses, respectively. We did not sell any securities during the three or six months ended June 30, 2020.

We had $3.0 million and $3.1 million fair value of securities pledged as collateral against certain deposits as of June 30, 2021 and December 31, 2020, respectively.

Note 3 - Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows:

	June 30,	December 31,
	2021	2020

	(dollars in thousands)
Residential mortgage	$171,484	$209,659
Commercial	72,073	63,842
Commercial real estate	244,563	243,435
ADC	112,814	112,938
Home equity/2nds	15,011	14,712
Consumer	1,070	1,485
Total loans receivable, before net unearned fees	617,015	646,071
Unearned loan fees	(3,686)	(3,189)
Loans receivable	$613,329	$642,882

Certain loans in the amount of $106.9 million have been pledged under a blanket floating lien to the FHLB as collateral against advances at June 30, 2021.

At June 30, 2021, the Bank was servicing $279.1 million in loans for FNMA and $49.5 million in loans for FHLMC. At December 31, 2020, the Bank was servicing $159.8 million in loans for FNMA and $36.9 in loans for FHLMC. These loans are not included in the table above. Also not included in the table above were MSRs of $3.6 million and $1.5 million as of June 30, 2021 and December 31, 2020, respectively.

Credit Quality

An Allowance is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible based on evaluations of the collectability of loans and prior loan loss experience. Management has an established methodology to determine the adequacy of the Allowance that assesses the risks and losses inherent in the loan portfolio. The methodology takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Determining the amount of the Allowance requires the use of estimates and assumptions. Actual results could differ significantly from those estimates. While management uses all available information to estimate losses on loans, future additions to the Allowance may be necessary based on changes in economic conditions and our actual loss experience. In addition, various regulatory agencies periodically review the Allowance as an integral part of their examination process. Such agencies may require us to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of June 30, 2021 and December 31, 2020.

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

Inherent Credit Risks

The inherent credit risks within the loan portfolio vary depending upon the loan class as follows:

Residential mortgage - secured by one to four family dwelling units. The loans generally have limited risk as they are secured by first mortgages on the unit, which are generally the primary residence of the borrower, and are generally at an LTV of 80% or less.

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

SBA PPP - We have participated in the PPP and have originated such loans that are expected to be 100% guaranteed by the SBA. These loans have a 2 year (origination prior to June 5, 2020) or 5 year (originated after June 5, 2020) term at a 1.0% rate of interest with forgiveness by the SBA at the end of the term. This loan program was designed to assist our commercial customers in remaining operational during this time of uncertainty surrounding the COVID-19 pandemic. As of June 30, 2021, we held $36.9 million in PPP loans in our loan portfolio, all of which have interest forbearance.

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

COVID-19 - The COVID-19 pandemic has created additional risk for all loan segments due to the economic downturn, both nationally and locally. Many businesses were temporarily shut down and many people were unemployed during the national and local “stay at home” orders that were in place in many areas during the beginning of the second quarter of 2020. Although the Governor of the State of Maryland has lifted all COVID-19 related restrictions, many businesses are operating at reduced capacities and many people remain unemployed. During this continuing time of economic uncertainty, borrowers have faced and could continue to face extended periods of unemployment and may not be able to meet their loan obligations. Additionally, real estate collateral values could significantly decline and full repayment of loans could be in doubt. At this time, we have not experienced any negative impact to asset quality as a result of the pandemic. However, the ongoing pandemic could still result in a deterioration in credit quality. The effects of the pandemic may require us to fund additional increases in the Allowance in future periods. Management will continue to evaluate the adequacy of the Allowance as more economic data becomes available and as changes within our portfolio are known.

Section 4013 of the CARES Act provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to GAAP in certain circumstances. In addition, OCC Bulletin 2020-35 provides more limited circumstances in which a loan modification is not subject to classification as a TDR.

CARES Act Section 4013 and OCC Bulletin 2020-35 forbearance agreements are available to both qualified commercial and consumer loan borrowers. Due to the widespread impact of COVID-19, we have had loan borrowers seek loan forbearance or loan modification agreements under the CARES Act. As the COVID-19 restrictions have ended and the State of Maryland is returning to relatively normal capacities, such loans have significantly reduced. We held $1.4 million in loans modified under the CARES Act as of June 30, 2021 compared to $23.4 million at December 31, 2020. These loans have an interest deferral component the range of which is from one month to six months. We have recorded $88,000 in interest that has not yet been collected on $6.2 million in loans due to the forbearance agreements.

The following tables present, by portfolio segment, the changes in the Allowance and the recorded investment in loans:

	Three Months Ended June 30, 2021
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total

	(dollars in thousands)
Beginning Balance	$1,799	$1,780	$1,453	$2,705	$219	$—	$179	$8,135
Charge-offs	—	—	—	—	—	(154)	—	(154)
Recoveries	2	4	21	—	182	13	—	222
Net recoveries (charge-offs)	2	4	21	—	182	(141)	—	68
(Reversal of) provision for loan losses	(326)	(22)	(84)	245	(218)	142	(62)	(325)
Ending Balance	$1,475	$1,762	$1,390	$2,950	$183	$1	$117	$7,878

	Six Months Ended June 30, 2021
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total

	(dollars in thousands)
Beginning Balance	$2,259	$1,670	$1,516	$2,947	$168	$—	$110	$8,670
Charge-offs	—	—	—	(34)	—	(154)	—	(188)
Recoveries	67	9	195	—	186	14	—	471
Net recoveries (charge-offs)	67	9	195	(34)	186	(140)	—	283
(Reversal of) provision for loan losses	(851)	83	(321)	37	(171)	141	7	(1,075)
Ending Balance	$1,475	$1,762	$1,390	$2,950	$183	$1	$117	$7,878

Ending balance - individually evaluated for impairment	$—	$—	$—	$29	$—	$—	$—	$29
Ending balance - collectively evaluated for impairment	1,475	1,762	1,390	2,921	183	1	117	7,849
	$1,475	$1,762	$1,390	$2,950	$183	$1	$117	$7,878

Ending loan balance -individually evaluated for impairment	$6,150	$—	$624	$288	$513	$61		$7,636
Ending loan balance -collectively evaluated for impairment	165,334	72,073	243,939	112,526	14,498	1,009		609,379
	$171,484	$72,073	$244,563	$112,814	$15,011	$1,070		$617,015

	December 31, 2020
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total

	(dollars in thousands)
Ending balance - individually evaluated for impairment	$542	$—	$—	$29	$—	$—	$—	$571
Ending balance - collectively evaluated for impairment	1,717	1,670	1,516	2,918	168	—	110	8,099
	$2,259	$1,670	$1,516	$2,947	$168	$—	$110	$8,670

Ending loan balance - individually evaluated for impairment	$10,131	$—	$547	$308	$491	$63		$11,540
Ending loan balance - collectively evaluated for impairment	199,528	63,842	242,888	112,630	14,221	1,422		634,531
	$209,659	$63,842	$243,435	$112,938	$14,712	$1,485		$646,071

	Three Months Ended June 30, 2020
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total

	(dollars in thousands)
Beginning Balance	$2,484	$1,565	$1,040	$2,615	$151	$—	$63	$7,918
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	177	3	70	—	1	—	—	251
Net recoveries	177	3	70	—	1	—	—	251
(Reversal of) provision for loan losses	(239)	109	(32)	174	13	—	(25)	—
Ending Balance	$2,422	$1,677	$1,078	$2,789	$165	$—	$38	$8,169

	Six Months Ended June 30, 2020
	Residential		Commercial		Home Equity/
	Mortgage	Commercial	Real Estate	ADC	2nds	Consumer	Unallocated	Total

	(dollars in thousands)
Beginning Balance	$2,264	$1,421	$984	$2,286	$134	$—	$49	$7,138
Charge-offs	—	—	—	—	—	(15)	—	(15)
Recoveries	180	8	102	—	3	3	—	296
Net recoveries (charge-offs)	180	8	102	—	3	(12)	—	281
(Reversal of) provision for loan losses	(22)	248	(8)	503	28	12	(11)	750
Ending Balance	$2,422	$1,677	$1,078	$2,789	$165	$—	$38	$8,169

Ending balance - individually evaluated for impairment	$675	$—	$60	$29	$—	$—	$—	$764
Ending balance - collectively evaluated for impairment	1,747	1,677	1,018	2,760	165	—	38	7,405
	$2,422	$1,677	$1,078	$2,789	$165	$—	$38	$8,169

Ending loan balance - individually evaluated for impairment	$12,713	$—	$1,278	$385	$526	$65		$14,967
Ending loan balance - collectively evaluated for impairment	224,553	87,931	224,310	100,427	11,501	1,319		650,041
	$237,266	$87,931	$225,588	$100,812	$12,027	$1,384		$665,008

The following tables present the credit quality breakdown of our loan portfolio by class:

	June 30, 2021
		Special
	Pass	Mention	Substandard	Total

	(dollars in thousands)
Residential mortgage	$170,181	$—	$1,303	$171,484
Commercial	70,763	1,310	—	72,073
Commercial real estate	243,691	83	789	244,563
ADC	112,385	—	429	112,814
Home equity/2nds	14,920	—	91	15,011
Consumer	1,070	—	—	1,070
	$613,010	$1,393	$2,612	$617,015

	December 31, 2020
		Special
	Pass	Mention	Substandard	Total

	(dollars in thousands)
Residential mortgage	$205,225	$—	$4,434	$209,659
Commercial	62,642	1,200	—	63,842
Commercial real estate	242,435	86	914	243,435
ADC	112,479	—	459	112,938
Home equity/2nds	14,606	—	106	14,712
Consumer	1,485	—	—	1,485
	$638,872	$1,286	$5,913	$646,071

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

	June 30, 2021
	Past Due
	30-59	60-89	90+				Non-
	Days	Days	Days	Total	Current	Total	Accrual

	(dollars in thousands)
Residential mortgage	$741	$—	$321	$1,062	$170,422	$171,484	$822
Commercial	—	—	—	—	72,073	72,073	—
Commercial real estate	—	—	126	126	244,437	244,563	210
ADC	—	—	—	—	112,814	112,814	47
Home equity/2nds	—	—	91	91	14,920	15,011	155
Consumer	—	—	—	—	1,070	1,070	—
	$741	$—	$538	$1,279	$615,736	$617,015	$1,234

	December 31, 2020
	Past Due
	30-59	60-89	90+				Non-
	Days	Days	Days	Total	Current	Total	Accrual

	(dollars in thousands)
Residential mortgage	$674	$213	$3,393	$4,280	$205,379	$209,659	$4,080
Commercial	—	—	—	—	63,842	63,842	—
Commercial real estate	5	87	126	218	243,217	243,435	126
ADC	—	—	—	—	112,938	112,938	60
Home equity/2nds	60	—	106	166	14,546	14,712	114
Consumer	—	—	—	—	1,485	1,485	—
	$739	$300	$3,625	$4,664	$641,407	$646,071	$4,380

We did not have any loans greater than 90 days past due and still accruing as of June 30, 2021 or December 31, 2020.

The interest which would have been recorded on the above nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $194,000 and $547,000 for the six months ended June 30, 2021 and 2020, respectively. The actual interest earned on those loans amounted to $68,000 and $74,000 for the six months ended June 30, 2021 and 2020, respectively.

The following tables summarize impaired loans:

	June 30, 2021			December 31, 2020
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance

With no related Allowance:	(dollars in thousands)
Residential mortgage	$6,586	$6,150	$—	$7,432	$7,152	$—
Commercial	—	—	—	—	—	—
Commercial real estate	628	624	—	548	547	—
ADC	197	188	—	212	206	—
Home equity/2nds	939	513	—	910	491	—
Consumer	61	61	—	63	63	—
With a related Allowance:
Residential mortgage	—	—	—	3,104	2,979	542
Commercial	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
ADC	100	100	29	102	102	29
Home equity/2nds	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Totals:
Residential mortgage	6,586	6,150	—	10,536	10,131	542
Commercial	—	—	—	—	—	—
Commercial real estate	628	624	—	548	547	—
ADC	297	288	29	314	308	29
Home equity/2nds	939	513	—	910	491	—
Consumer	61	61	—	63	63	—

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized

With no related Allowance:	(dollars in thousands)
Residential mortgage	$6,185	$85	$8,835	$53	$6,254	$178	$8,860	$133
Commercial	—	—	—	—	—	—	—	—
Commercial real estate	625	12	733	5	629	20	735	20
ADC	192	3	225	2	196	6	230	6
Home equity/2nds	337	8	337	8	344	16	345	15
Consumer	219	2	65	1	220	5	82	2
With a related Allowance:
Residential mortgage	—	—	3,939	30	—	—	3,951	78
Commercial	—	—	—	—	—	—	—	—
Commercial real estate	—	—	544	11	—	—	547	19
ADC	100	1	104	—	101	3	104	1
Home equity/2nds	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Totals:
Residential mortgage	6,185	85	12,774	83	6,254	178	12,811	211
Commercial	—	—	—	—	—	—	—	—
Commercial real estate	625	12	1,277	16	629	20	1,282	39
ADC	292	4	329	2	297	9	334	7
Home equity/2nds	337	8	337	8	344	16	345	15
Consumer	219	2	65	1	220	5	82	2

There were no consumer mortgage properties included in real estate acquired through foreclosure at June 30, 2021 or December 31, 2020. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction totaled $124,000 as of June 30, 2021 and $3.6 million as of December 31, 2020.

TDRs

See discussion above in this Note regarding the CARES Act relating to loan modifications during the COVID-19 pandemic.

Our portfolio of TDRs was accounted for under the following methods:

	June 30, 2021
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications

	(dollars in thousands)
Residential mortgage	19	$5,055	2	$155	21	$5,210
Commercial real estate	1	414	—	—	1	414
ADC	1	126	—	—	1	126
Home equity/2nds	1	183	—	—	1	183
Consumer	1	61	—	—	1	61
	23	$5,839	2	$155	25	$5,994

	December 31, 2020
					Total	Total
	Number of	Accrual	Number of	Nonaccrual	Number of	Balance of
	Modifications	Status	Modifications	Status	Modifications	Modifications

	(dollars in thousands)
Residential mortgage	22	$5,787	2	$163	24	$5,950
Commercial real estate	1	421	—	—	1	421
ADC	1	128	—	—	1	128
Home equity/2nds	1	190	—	—	1	190
Consumer	1	63	—	—	1	63
	26	$6,589	2	$163	28	$6,752

We did not modify any loans that would qualify as TDRs during the three or six months ended June 30, 2021 or 2020.

There were no TDRs that defaulted during the three or six months ended June 30, 2021 or 2020 which were modified during the previous 12 month period.

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

As of the date of our last regulatory exam, the Bank was considered “well capitalized” and as of June 30, 2021, the Bank continued to meet the requirements to be considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements.

The Bank’s regulatory capital amounts and ratios were as follows:

			To be Well
			Capitalized Under
			Prompt Corrective
	Actual		Action Provision
	Amount	Ratio	Amount	Ratio

June 30, 2021	(dollars in thousands)
Community bank leverage ratio	$126,659	11.9%	90,767	8.5%

December 31, 2020
Community bank leverage ratio	$122,196	13.7%	71,495	8.0%

Note 5 - Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. There were 173,250 shares that were anti-dilutive for the three and six months ended June 30, 2020. There were no anti-dilutive shares for the six months ended June 30, 2021.

Information relating to the calculations of our income per common share is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands, except for per share data)
Weighted-average shares outstanding - basic	12,858,076	12,812,976	12,852,741	12,812,808
Dilution	86,568	5,580	70,443	21,540
Weighted-average share outstanding - diluted	12,944,644	12,818,556	12,923,184	12,834,348

Net income	$1,720	$1,737	$5,631	$2,302
Net income per share - basic	$0.13	$0.14	$0.44	$0.18
Net income per share - diluted	$0.13	$0.14	$0.44	$0.18

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

We account for stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the Statement of Income at fair value. Additionally, we are required to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award. The expense is recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense included in the Consolidated Statements of Income for the three months ended June 30, 2021 and 2020 totaled $23,000 and $34,000, respectively. Stock-based compensation expense included in the Consolidated Statements of Income for the six months ended June 30, 2021 and 2020 totaled $46,000 and $68,000, respectively.

Information regarding our stock-based compensation plan is as follows as of and for the six months ended June 30:

	2021				2020
			Weighted-				Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of period	220,250	$6.89			234,173	$6.60
Granted	—	—			10,500	8.26
Exercised	(14,990)	6.36		$83	(2,050)	6.78		$—
Forfeited	—	—			(1,000)	7.10
Outstanding at end of period	205,260	$6.93	1.1	$1,021	241,623	$6.67	2.4	$75
Exercisable at end of period	161,992	$6.80	0.7	$826	171,356	$6.39	2.0	$75

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

As of June 30, 2021, there was $106,000 of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over the next 22 months.

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

	June 30, 2021	December 31, 2020

	(dollars in thousands)
Standby letters of credit	$5,807	$3,251
Home equity lines of credit	21,432	17,005
Unadvanced construction commitments	97,701	74,626
Lines of credit	39,432	30,190
Loans sold and serviced with limited repurchase provisions	45,390	41,800

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements and are limited to real estate transactions. The majority of these standby letters of credit expire within twelve months, with automatic one year renewals. The Bank has the option to stop any automatic renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes, except for certain standby letters of credit, that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2021 and December 31, 2020 for guarantees under standby letters of credit issued was $8,000.

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

The Bank has entered into several agreements to sell mortgage loans to third parties. These agreements contain limited provisions that require the Bank to repurchase a loan if the loan becomes delinquent within a period ranging generally from 120 to 180 days after the sale date depending on the investor agreement. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. We did not repurchase any loans during the six months ended June 30, 2021 or 2020.

Other Contingencies

The Company provides banking services to customers who do business in the medical-use cannabis industry. While the growing, processing, and sales of medical-use cannabis is legal in the state of Maryland, the business currently violates Federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. The strict enforcement of Federal laws regarding medical-use cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the Company’s consolidated financial statements if the Federal government takes actions against the Company. As of June 30, 2021, the Company has not accrued an amount for the potential impact of any such actions.

Following is a summary of the level of business activities with our medical-use cannabis customers:

●	Deposit and loan balances at June 30, 2021 were approximately $68.4 million, or 6.9% of total deposits, and $18.9 million, or 3.1% of total loans, respectively. Deposit and loan balances at December 31, 2020 were approximately $42.8 million, or 5.3% of total deposits, and $18.7 million, or 2.9% of total loans, respectively.
●	Interest and noninterest income for the three months ended June 30, 2021 were approximately $258,000 and $567,000, respectively. Interest and noninterest income for the three months ended June 30, 2020 were approximately $358,000 and $1.1 million, respectively.
●	Interest and noninterest income for the six months ended June 30, 2021 were approximately $477,000 and $1.1 million, respectively. Interest and noninterest income for the six months ended June 30, 2020 were approximately $513,000 and $1.6 million, respectively.
●	The volume of deposits in the accounts of medical-use cannabis customers for the three and six months ended June 30, 2021 was approximately $172.7 million and $344.0 million, respectively. The volume of deposits in the accounts of medical-use cannabis customers for the three and six months ended June 30, 2020 was approximately $132.0 million and $232.8 million, respectively.

Note 8 - Derivatives

We maintain and account for derivatives, in the form of IRLCs and forward contracts, in accordance with the FASB guidance on accounting for derivative instruments and hedging activities. We recognize gains and losses on IRLCs and forward contracts through mortgage-banking revenue in the Consolidated Statements of Income.

IRLCs on mortgage loans that we intend to sell in the secondary market are considered derivatives. We are exposed to price risk from the time a mortgage loan closes until the time the loan is sold. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 14 days to 120 days. For these IRLCs, as well as our closed loan inventory, we attempt to protect the Bank from changes in interest rates through the use of TBA securities, which are forward contracts, as well as loan level commitments in the form of best efforts and mandatory delivery forward contracts, where applicable. These assets and liabilities are included in the Consolidated Statements of Financial Condition in other assets and accrued expenses and other liabilities, respectively.

Information pertaining to the carrying amounts of our derivative financial instruments follows:

	June 30, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value

	(dollars in thousands)
Asset - IRLCs	$30,273	$731	$44,243	$1,128
Asset - TBA securities	5,500	8	—	—

Liability - IRLCs	$4,950	$(37)	$—	$—
Liability - TBA securities	40,000	$(107)	$79,500	$(557)

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

The following tables present certain information regarding our business segments for the three months ended June 30, 2021 and 2020:

	2021
	Commercial and	Mortgage-
	Consumer Banking	Banking	Total

	(dollars in thousands)
Interest income	$7,673	$210	$7,883
Interest expense	(849)	(24)	(873)
Net interest income	6,824	186	7,010
Reversal of provision for loan losses	325	—	325
Net interest income after reversal of provision for loan losses	7,149	186	7,335
Noninterest income	1,456	2,300	3,756
Noninterest expense	(6,584)	(2,088)	(8,672)
Net income before income taxes	2,021	398	2,419
Income tax provision	(590)	(109)	(699)
Net income	$1,431	$289	$1,720
Total Assets	$1,110,832	$32,869	$1,143,701

	2020
	Commercial and	Mortgage-
	Consumer Banking	Banking	Total

	(dollars in thousands)
Interest income	$8,201	$160	$8,361
Interest expense	(1,672)	(44)	(1,716)
Net interest income	6,529	116	6,645
Provision for loan losses	—	—	—
Net interest income after provision for loan losses	6,529	116	6,645
Noninterest income	1,247	1,990	3,237
Noninterest expense	(5,926)	(1,561)	(7,487)
Net income before income taxes	1,850	545	2,395
Income tax provision	(508)	(150)	(658)
Net income	$1,342	$395	$1,737
Total Assets	$911,349	$11,429	$922,778

The following tables present certain information regarding our business segments for the six months ended June 30, 2021 and 2020:

	2021
	Commercial and	Mortgage-
	Consumer Banking	Banking	Total

	(dollars in thousands)
Interest income	$16,027	$465	$16,492
Interest expense	(1,761)	(63)	(1,824)
Net interest income	14,266	402	14,668
Reversal of provision for loan losses	1,075	—	1,075
Net interest income after reversal of provision for loan losses	15,341	402	15,743
Noninterest income	2,813	6,696	9,509
Noninterest expense	(13,140)	(4,332)	(17,472)
Net income before income taxes	5,014	2,766	7,780
Income tax provision	(1,388)	(761)	(2,149)
Net income	$3,626	$2,005	$5,631
Total Assets	$1,110,832	$32,869	$1,143,701

	2020
	Commercial and	Mortgage-
	Consumer Banking	Banking	Total

	(dollars in thousands)
Interest income	$16,986	$291	$17,277
Interest expense	(3,789)	(88)	(3,877)
Net interest income	13,197	203	13,400
Provision for loan losses	(750)	—	(750)
Net interest income after provision for loan losses	12,447	203	12,650
Noninterest income	2,639	3,623	6,262
Noninterest expense	(13,116)	(2,623)	(15,739)
Net income before income taxes	1,970	1,203	3,173
Income tax provision	(540)	(331)	(871)
Net income	$1,430	$872	$2,302
Total Assets	$911,349	$11,429	$922,778

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

Assets Measured on a Recurring Basis

The following table presents fair value measurements for assets that are measured at fair value on a recurring basis as of and for the six months ended June 30, 2021:

			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
	Value	(Level 1)	(Level 2)	(Level 3)	Period Income

Assets:	(dollars in thousands)
AFS securities - U.S. government agency notes	$4,798	$—	$4,798	$—	$—
AFS securities - corporate obligations	2,033	—	2,033	—	—
AFS securities - MBS	14,447	—	14,447	—	—
LHFS	32,869	—	32,869	—	5
MSRs	3,565	—	—	3,565	816
IRLCs	731	—	—	731	62
TBA securities	8	—	8	—	150
Liabilities:
IRLCs	37	—	—	37	(496)
TBA securities	107	—	107	—	436

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

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Fair Value	Valuation		Range
	Estimate	Technique	Unobservable Input	(Weighted-Average)

June 30, 2021:	(dollars in thousands)
MSRs (1)	$3,565	Market Approach	Weighted average prepayment speed	173%
IRLCs - net asset	694	Market Approach	Range of pull through rate	78% - 100%
			Average pull through rate	90%

December 31, 2020:
MSRs (1)	$1,451	Market Approach	Weighted average prepayment speed	326%
IRLCs - net asset	1,128	Market Approach	Range of pull through rate	77% - 100%
			Average pull through rate	93%
(1)	The weighted average was calculated with reference to the principal balance of the underlying mortgages.

The following table shows the activity in the MSRs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Beginning balance	$2,927	$240	$1,451	$323
Additions	648	788	1,298	788
Valuation adjustment	(10)	(413)	816	(496)
Ending balance	$3,565	$615	$3,565	$615

The following table shows the activity in the IRLCs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Beginning balance	$781	$(61)	$1,128	$179
Valuation adjustment	(87)	607	(434)	367
Ending balance	$694	$546	$694	$546

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

Forward Contracts

To avoid interest rate risk, we hedge the open locked/closed positions with TBA forward trades. On a regular basis, we allocate disbursed loans to mandatory commitments with government-sponsored enterprises (“GSE”) and private investors delivering the loans within 120 days of origination to maximize interest earnings. For a small percentage of our business, we enter into best efforts forward sales commitments with investors at the time we make an IRLC to a borrower. Once a loan has been closed and funded, the best efforts commitments convert to mandatory forward sales commitments. The mandatory commitments are derivatives and we measure and report them at fair value. Fair value is based on the gain or loss that would occur if we were to pair-off the transaction with the investor at the measurement date. This is a level 2 input. We have elected to measure and report best efforts commitments, where applicable, at fair value using a valuation methodology similar to that used for mandatory commitments.

Market assumptions utilized in the fair value measurement of the reporting entity’s residential mortgage derivatives, inclusive of IRLCs, Closed Loan Inventory, TBA derivative trades, and Mandatory Forwards may be subject to investor overlays that may result in a significantly lower fair value measurement. Generally such overlays are announced with advance notice in order to include the risk adjuster, however, there are times when announcements are mandated resulting in a lower fair value measurement. Additionally market assumptions such as spec pool payups may result in a significantly higher fair value measurement at time of loan allocation to specific trades.

Assets Measured on a Nonrecurring Basis

June 30, 2021
Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average (2)

(dollars in thousands)
Impaired loans	$71	$—	$—	$71	14% - 14%	14%

December 31, 2020
Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs	Range of	Weighted
	Value	(Level 1)	(Level 2)	(Level 3)	Discount (1)	Average (2)

(dollars in thousands)
Impaired loans	$2,510	$—	$—	$2,510	0% - 14%	9%
(1)	Discount based on current market conditions and estimated selling costs.
(2)	Inputs are weighted based on the relative fair values of the instruments.

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

Fair Value of All Financial Instruments

The carrying value and fair value of all financial instruments are summarized in the following tables:

	June 30, 2021
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

Assets:	(dollars in thousands)
Cash and cash equivalents	$309,803	$309,803	$—	$—	$309,803
CDs held for investment	844	844	—	—	844
AFS securities	21,278	—	21,278	—	21,278
HTM securities	133,657	—	134,052	—	134,052
LHFS	32,869	—	32,869	—	32,869
Loans receivable, net	605,451	—	—	612,162	612,162
Restricted stock investments	970	—	970	—	970
Accrued interest receivable	2,336	—	2,336	—	2,336
MSRs	3,565	—	—	3,565	3,565
IRLCs	731	—	—	731	731
TBA securities	8	—	8	—	8
Liabilities:
Deposits	995,722	—	1,001,910	—	1,001,910
Accrued interest payable	159	—	159	—	159
Borrowings	10,000	—	10,234	—	10,234
Subordinated debentures	20,619	—	—	16,192	16,192
IRLCs	37	—	—	37	37
TBA securities	107	—	107	—	107

	December 31, 2020
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

Assets:	(dollars in thousands)
Cash and cash equivalents	$156,609	$156,609	$—	$—	$156,609
CDs held for investment	3,580	3,580	—	—	3,580
AFS securities	65,098	—	65,098	—	65,098
HTM securities	15,943	—	16,603	—	16,603
LHFS	36,299	—	36,299	—	36,299
Loans receivable, net	634,212	—	—	639,597	639,597
Restricted stock investments	1,236	—	1,236	—	1,236
Accrued interest receivable	2,576	—	2,576	—	2,576
MSRs	1,451	—	—	1,451	1,451
IRLCs	1,128	—	—	1,128	1,128
Liabilities:
Deposits	806,456	—	806,444	—	806,444
Accrued interest payable	164	—	164	—	164
Borrowings	10,000	—	10,313	—	10,313
Subordinated debentures	20,619	—	—	16,157	16,157
TBA securities	557	—	557	—	557

At June 30, 2021 and December 31, 2020, the Bank had loan funding commitments of $158.6 million and $121.8 million, respectively, and standby letters of credit outstanding of $5.8 million and $3.3 million, respectively. The fair value of these commitments is nominal.

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

There were no transfers between any of Levels 1, 2 and 3 for the three or six months ended June 30, 2021 or 2020 or for the year ended December 31, 2020.

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

The Company

The Company is a savings and loan holding company chartered as a corporation in the state of Maryland in 1990. It conducts business primarily through three subsidiaries, the Bank, the Title Company, and SBI. The Title Company is a real estate settlement company that handles commercial and residential real estate settlements in Maryland. SBI holds mortgages that do not meet the underwriting criteria of the Bank, and is the parent company of Crownsville, which is doing business as Annapolis Equity Group and acquires real estate for syndication and investment purposes. We maintained seven branches in Anne Arundel County, Maryland at June 30, 2021. The branches offer a full range of deposit products and we originate mortgages in the Bank’s primary market of Anne Arundel County, Maryland and, to a lesser extent, in other parts of Maryland, Delaware, and Virginia. As of June 30, 2021, we had 175 full-time equivalent employees.

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

The completion of the Merger and the Bank Merger are subject to customary closing conditions, including approval by the Company’s stockholders, Shore’s stockholders, and the receipt of regulatory approvals or waivers from the OCC and the Board of Governors of the Federal Reserve System. Prior to the completion of the Bank Merger, Shore United Bank must obtain the approval of the OCC to convert to a national banking association. The Merger is expected to be completed in the fourth quarter of 2021.

Significant Developments - COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread in different variants throughout the U.S. and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The COVID-19 pandemic in the U.S. has had a complex and significant adverse impact on the economy. To date, we have not experienced any significant adverse effects in our financial condition or results of operations due to the COVID-19 pandemic, but it may still have an adverse impact on the banking industry and the Company in future fiscal periods.

Effects on Our Market Areas

Our commercial and consumer banking products and services are offered primarily in Maryland, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity since March 2020. In Maryland, the Governor issued a series of orders, including ordering schools to close for an indefinite period of time and an order that, subject to limited exceptions, all individuals stay at home and non-essential businesses cease all activities for an indeterminate amount of time. In May 2021, the Governor of Maryland lifted all COVID-19 related restrictions and lifted the State of Emergency in Maryland effective July 1, 2021.

Due to the COVID-19 Delta Variant and the uptick in positive cases of the virus, at the beginning of August, certain local jurisdictions (including Anne Arundel County, Maryland, our primary market area) have issued indoor mask mandates for all government buildings, libraries, and senior centers and strongly encourage mask wearing in all other indoor areas. At this time, it is unknown how long the mandates will stay in place.

We have experienced an increase in unemployment levels in our market area as a result of the curtailment of business activities, the levels of which have not substantially dropped since the end of the COVID-19 related restrictions. It is unknown how far into the future to expect the unemployment levels in our market area to remain elevated.

Policy and Regulatory Developments

Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The FRB decreased the range for the federal funds target rate in March 2020 to the current target range of 0.0% - 0.25%.

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

Effects on Our Business

The COVID-19 pandemic and the specific developments referred to above have not had a significant impact on our financial condition or results of operations. The continuing pandemic could, however, continue to adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant, and retail industries could continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels, and results of operations could be adversely affected. As of June 30, 2021, we held $4.1 million, $15.5 million, and $49.1 million in hotel, restaurant, and retail industry loans, respectively.

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

●

acted as a participating lender in both rounds of the PPP. We believe it is our responsibility as a community bank to assist the SBA in the distribution of funds authorized under the CARES Act and subsequent legislation to our customers and communities, which we have carried out in a prudent and responsible manner. As of June 30, 2021, we held $36.9 million in PPP loans in our loan portfolio, and are working diligently with customers on the loan forgiveness aspect of the program (see “Notes to Consolidated Financial Statements – Note 3 – Loans Receivable and the Allowance” in this Quarterly Report on Form 10-Q and “Financial Condition – Credit Risk Management and the Allowance – TDRs” later in this Item for more information regarding PPP loans and loan modifications under the CARES Act); and

●

closing all branches to customer activity until May 3, 2021, except for drive-up and appointment only services. On May 3, 2021, we re-opened our branches to customers unrestricted except for social distancing and masks. On July 1, 2021, we re-opened our branches without restrictions. We have continued to pay all employees according to their normal work schedule, even if their work has been reduced. No employees have been furloughed. Employees whose job responsibilities can be effectively carried out remotely are working from home. Employees whose critical duties require their continued presence on-site are observing social distancing and cleaning protocols.

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

We have experienced increased profitability during the six months ended June 30, 2021, primarily due to mortgage-banking activities. Additionally, we reversed $1.1 million in provision for loan losses. Net interest income increased $1.3 million primarily due to a declining interest rate environment, resulting from rate reductions by the FRB in response to the COVID-19 pandemic, which significantly reduced our interest expense. Noninterest expenses increased for the six months ended June 30, 2021 due primarily to increased investments in staff and increased commissions corresponding to the increased mortgage production. Additionally, we recognized $329,000 in merger related expenses. See discussion of pending merger above.

The Company expects to experience similar market conditions during the remainder of 2021, provided interest rates do not increase or decrease rapidly. If interest rates change rapidly, demand for loans may fluctuate and our interest rate spread could change significantly. Additionally, significant changes in interest rates could also affect the origination volumes related to our mortgage-banking activities. We continue to manage loan and deposit pricing against the potential risks of rising costs of our deposits and borrowings. Interest rates are outside of our control, so we must attempt to balance the pricing and duration of the loan portfolio against the risks of rising or declining costs of our deposits and borrowings. The continued success and attraction of Anne Arundel County, Maryland, and vicinity, will also be important to our ability to originate and grow loans and deposits, as will our continued focus on maintaining a low overhead. If volatility in the market and the economy continues to occur, our business, financial condition, results of operations, access to funds, and the price of our stock could be materially and adversely impacted. Although we are still in a global pandemic, we believe the Company is well prepared for the economic and social consequences of the COVID-19 pandemic in future periods.

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

Results of Operations

Net Income

Three Months Ended June 30:

Net income remained relatively stable at $1.7 million for both the three months ended June 30, 2021 and 2020. Basic and diluted income per share were $0.13 for the three months ended June 30, 2021, compared to $0.14 for the three months ended June 30, 2020.

Six Months Ended June 30:

Net income increased by $3.3 million, or 144.6% to $5.6 million for the six months ended June 30, 2021 compared to $2.3 million for the six months ended June 30, 2020. Basic and diluted income per share were $0.44 for the six months ended June 30, 2021, compared to $0.18 for the six months ended June 30, 2020. The increase in net income reflected increased net interest income, a decrease in provision for loan losses, and increased noninterest income, partially offset by increased noninterest expenses.

Net Interest Income

Net interest income was significantly impacted by a declining interest rate environment directly related to the COVID-19 pandemic. The abrupt decline in interest rates beginning in 2020 not only reduced interest income on our liquid assets, but it also reduced our interest expense on both deposits and borrowings. Because of the need to maintain higher levels of liquidity and delays in business investment activity due to COVID-19 disruptions, some further compression of our net interest margin is possible in future periods, but a reasonably robust recovery in business conditions should enable us to deploy our additional asset generation resources and thus reallocate some of our excess liquidity. Additionally, at June 30, 2021, we held $36.9 million in low-yielding PPP loans, which reduced our net interest margin. We could experience compression of our average yields, net interest spread, and net interest margin in future periods by the effect of the forgiveness aspect of the PPP loans as the recognition of the net origination fees will be accelerated once payments are received.

Three Months Ended June 30:

Net interest income increased by $365,000 or 5.5%, to $7.0 million for the three months ended June 30, 2021, compared to $6.6 million for the same period of 2020 as a result of the decrease in interest expense due to the decrease in the average rate of interest-bearing liabilities and also the increase in volume of average interest-earning assets. Our net interest margin decreased from 3.22% for the three months ended June 30, 2020 to 2.71% for the three months ended June 30, 2021.

Six Months Ended June 30:

Net interest income increased by $1.3 million or 9.5%, to $14.7 million for the six months ended June 30, 2021, compared to $13.4 million for the same period of 2020 as a result of the decrease in interest expense due to the decrease in the average rate of interest-bearing liabilities and also the increase in volume of average interest-earning assets. Our net interest margin decreased from 3.30% for the six months ended June 30, 2020 to 2.89% for the six months ended June 30, 2021.

Interest Income

Three Months Ended June 30:

Interest income decreased by $478,000 or 5.7%, to $7.9 million for the three months ended June 30, 2021, compared to $8.4 million for the three months ended June 30, 2020, due primarily to the low interest rate environment created by the COVID-19 pandemic. We experienced decreased yields in most interest-earning asset categories.

The average yield on interest-earning assets decreased 100 basis points to 3.05% for the three months ended June 30, 2021 from 4.05% for the three months ended June 30, 2020. Average interest-earning assets increased from $830.4 million for the three months ended June 30, 2020 to $1.0 billion for the three months ended June 30, 2021, due primarily to an increase in average other interest-earning assets of $121.6 million and an increase in average total securities of $89.8 million. The increase in average other interest-earning assets resulted primarily from increased average interest-earning deposits in banks, which was the result of increased deposits from our medical-use cannabis customers. The increase in average total securities was due to utilization of excess liquidity through securities purchases during the second quarter of 2021.

Average loans outstanding decreased $30.1 million as a result of significant loan payoffs in the second quarter of 2021, primarily in commercial loans due to PPP loan forgiveness. Average LHFS increased $26.3 million due to increased mortgage-banking originations.

Six Months Ended June 30:

Interest income decreased by $785,000, or 4.5%, to $16.5 million for the six months ended June 30, 2021, compared to $17.3 million for the six months ended June 30, 2020, due primarily to the low interest rate environment created by the COVID-19 pandemic. We experienced decreased yields in all interest-earning asset categories.

The average yield on interest-earning assets decreased 100 basis points to 3.25% for the six months ended June 30, 2021 from 4.25% for the six months ended June 30, 2020. The average yield on other interest-earning assets decreased to 0.11% for the six months ended June 30, 2021 from 0.66% for the six months ended June 30, 2020, primarily due to a change in the mix of other interest-earning asset types and the decreased rate environment. We held less CDs held for investment during the six months ended June 30, 2021 than during the six months ended June 30, 2020. Average interest-earning assets increased from $816.8 million for the six months ended June 30, 2020 to $1.0 billion for the six months ended June 30, 2021, due primarily to an increase in average other interest-earning assets of $118.4 million and an increase in average total securities of $78.2 million. The increase in average other interest-earning assets resulted primarily from increased average interest-earning deposits in banks due to increased deposits from our medical-use cannabis customers. The increase in average total securities was due to utilization of excess liquidity through securities purchases during the first half of 2021.

Average loans outstanding decreased $20.3 million as a result of significant loan payoffs in the first half of 2021, primarily in commercial loans due to PPP loan forgiveness. Average LHFS increased $30.7 million due to increased mortgage-banking originations.

Interest Expense

Three Months Ended June 30:

Total interest expense was $873,000 for the three months ended June 30, 2021 and $1.7 million for the three months ended June 30, 2020. The decrease in interest expense was primarily due to the decreased interest rate environment. The average rate on interest-bearing liabilities decreased 68 basis points from 1.24% for the three months ended June 30, 2020 to 0.56% for the three months ended June 30, 2021. Average rates decreased in all interest-bearing liability categories. Partially offsetting the decrease in average rates were increased average interest-bearing liabilities which increased from $556.8 million for the three months ended June 30, 2020 to $621.6 million for the three months ended June 30, 2021. The average balance of interest-bearing checking and savings accounts increased from $307.4 million for the three months ended June 30, 2020 to $436.8 million for the three months ended June 30, 2021, primarily due to increases in our medical-use cannabis related accounts and increased customer savings during the ongoing pandemic. The average balance of CDs decreased from $193.8 million for the three months ended June 30, 2020 to $154.2 million for the same period of 2021 due to runoff from maturing CDs. Average borrowings decreased $25.0 million during the three months ended June 30, 2021 compared to the same period of 2020 due to payoffs of FHLB advances.

Six Months Ended June 30:

Total interest expense was $1.8 million for the six months ended June 30, 2021 and $3.9 million for the six months ended June 30, 2020. The decrease in interest expense was primarily due to the decreased interest rate environment. The average rate on interest-bearing liabilities decreased 80 basis points from 1.38% for the six months ended June 30, 2020 to 0.58% for the six months ended June 30, 2021. Average rates decreased in all interest-bearing liability categories. Partially offsetting the decrease in average rates were increased average interest-bearing liabilities which increased from $565.9 million for the six months ended June 30, 2020 to $631.1 million for the six months ended June 30, 2021. The average balance of interest-bearing checking and savings accounts increased from $315.5 million for the six months ended June 30, 2020 to $445.3 million for the six months ended June 30, 2021, primarily due to increases in our medical-use cannabis related accounts and increased customer savings during the ongoing pandemic. The average balance of CDs decreased from $194.8 million for the six months ended June 30, 2020 to $155.2 million for the same period of 2021 due to runoff from maturing CDs. Average borrowings decreased $25.0 million during the six months ended June 30, 2021 compared to the same period of 2020 due to payoffs of FHLB advances.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and average rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended June 30,
	2021			2020
	Average		Yield/	Average		Yield/
	Balance	Interest (2)	Rate (4)	Balance	Interest (2)	Rate (4)

ASSETS	(dollars in thousands)
Loans (1)	$625,222	$7,353	4.72%	$655,366	$7,972	4.89%
LHFS	44,747	25	0.22%	18,463	106	2.31%
AFS securities	61,861	51	0.33%	16,021	94	2.36%
HTM securities	67,137	375	2.24%	23,222	122	2.11%
Other interest-earning assets (3)	236,584	67	0.11%	114,973	35	0.12%
Restricted stock investments, at cost	1,083	12	4.44%	2,364	32	5.44%
Total interest-earning assets	1,036,634	7,883	3.05%	830,409	8,361	4.05%
Allowance	(8,462)			(7,593)
Cash and other noninterest-earning assets	42,680			44,868
Total assets	$1,070,852	7,883		$867,684	8,361

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Checking and savings	$436,805	185	0.17%	$307,363	372	0.49%
Certificates of deposit	154,184	522	1.36%	193,846	1,011	2.10%
Total interest-bearing deposits	590,989	707	0.48%	501,209	1,383	1.11%
Borrowings	30,619	166	2.17%	55,619	333	2.41%
Total interest-bearing liabilities	621,608	873	0.56%	556,828	1,716	1.24%
Noninterest-bearing deposit accounts	333,625			195,283
Other noninterest-bearing liabilities	3,624			8,243
Stockholders' equity	111,995			107,330
Total liabilities and stockholders' equity	$1,070,852	873		$867,684	1,716
Net interest income/net interest spread		$7,010	2.49%		$6,645	2.81%
Net interest margin			2.71%			3.22%

	Six Months Ended June 30,
	2021			2020
	Average		Yield/	Average		Yield/
	Balance	Interest (2)	Rate (4)	Balance	Interest (2)	Rate (4)

ASSETS	(dollars in thousands)
Loans (1)	$629,460	$15,495	4.96%	$649,726	$16,212	5.02%
LHFS	46,689	127	0.55%	15,996	204	2.56%
AFS securities	56,442	81	0.29%	15,134	175	2.33%
HTM securities	60,606	637	2.12%	23,744	260	2.20%
Other interest-earning assets (3)	228,206	129	0.11%	109,794	360	0.66%
Restricted stock investments, at cost	1,140	23	4.07%	2,398	66	5.53%
Total interest-earning assets	1,022,543	16,492	3.25%	816,792	17,277	4.25%
Allowance	(8,600)			(7,374)
Cash and other noninterest-earning assets	43,010			45,182
Total assets	$1,056,953	16,492		$854,600	17,277

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Checking and savings	$445,323	317	0.14%	$315,536	1,033	0.66%
CDs	155,163	1,174	1.53%	194,784	2,147	2.22%
Total interest-bearing deposits	600,486	1,491	0.50%	510,320	3,180	1.25%
Borrowings	30,619	333	2.19%	55,619	697	2.52%
Total interest-bearing liabilities	631,105	1,824	0.58%	565,939	3,877	1.38%
Noninterest-bearing deposits	310,726			172,955
Other noninterest-bearing liabilities	4,132			8,165
Stockholders' equity	110,990			107,541
Total liabilities and stockholders' equity	$1,056,953	1,824		$854,600	3,877
Net interest income/net interest spread		$14,668	2.67%		$13,400	2.87%
Net interest margin			2.89%			3.30%

(1)	Nonaccrual loans are included in average loans. Amortization of loan fees included in interest income amounted to $636,000 and $518,000 for the three months ended June 30, 2021 and 2020, respectively, and $1.5 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively.
(2)	There are no tax equivalency adjustments.
(3)	Other interest-earning assets include interest-earning deposits, federal funds sold, and CDs held for investment.
(4)	Annualized.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021 vs. 2020			2021 vs. 2020
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total

Interest earned on:	(dollars in thousands)
Loans	$(271)	$(348)	$(619)	$(183)	$(534)	$(717)
LHFS	(503)	422	(81)	(480)	403	(77)
AFS securities	(514)	471	(43)	(570)	476	(94)
HTM Securities	8	245	253	441	(64)	377
Other interest-earning assets	(15)	47	32	(778)	547	(231)
Restricted stock investments, at cost	(5)	(15)	(20)	(14)	(29)	(43)
Total interest income	(1,300)	822	(478)	(1,584)	799	(785)

Interest paid on:
Interest-bearing deposits:
Checking and savings	(879)	692	(187)	(1,589)	873	(716)
CDs	(309)	(180)	(489)	(589)	(384)	(973)
Total interest-bearing deposits	(1,188)	512	(676)	(2,178)	489	(1,689)
Borrowings	(29)	(138)	(167)	(82)	(282)	(364)
Total interest expense	(1,217)	374	(843)	(2,260)	207	(2,053)
Net interest income	$(83)	$448	$365	$676	$592	$1,268

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

Three Months Ended June 30:

We recorded a reversal of provision for loan losses of $325,000 for the three months ended June 30, 2021 and no provision for loan losses three months ended June 30, 2020 primarily due to significant loan runoff and a reduction in required specific reserves.

Six Months Ended June 30:

We recorded a (reversal of) provision for loan losses of $(1.1 million) and $750,000 for the six months ended June 30, 2021 and 2020, respectively. In 2020, we recorded the provision primarily due to economic factors related to the COVID-19 pandemic. In the first half of 2021, we experienced a significant drop in loan volume and a reduction in required specific reserves, which were the most significant contributors to the provision reversal.

See additional information about the provision for loan losses under “Credit Risk Management and the Allowance” later in this Item.

Noninterest Income

Three Months Ended June 30:

Total noninterest income increased by $519,000 or 16.0%, to $3.8 million for the three months ended June 30, 2021, compared to $3.2 million for the three months ended June 30, 2020, with the majority of the increase from mortgage-banking revenue and Title Company revenue. Mortgage-banking revenue increased $310,000 or 15.6%, due to the increased volume of loans originated from $80.6 million during the three months ended June 30, 2020 to $87.6 million during the three months ended June 30, 2021. The Title Company generated $442,000 in revenue during the three months ended June 30, 2021 compared to $226,000 for the three months ended June 30, 2020, the increase of which was due to increased settlement volumes. Servicing fee income (included in other noninterest income) increased $159,000 from $35,000 for the three months ended June 30, 2020 to $194,000 for the same period of 2021 as the volume of loans serviced for FHLMC and FNMA increased during the second quarter of 2021. Real estate commissions decreased $123,000 and real estate management fees decreased $155,000 during the three months ended June 30, 2021 compared to the same period of 2020 as we wound down the operations of the Bank’s subsidiary, Louis Hyatt, Inc. after the Hyatt Commercial asset sale on January 1, 2021.

Six Months Ended June 30:

Total noninterest income increased by $3.2 million or 51.9%, to $9.5 million for the six months ended June 30, 2021, compared to $6.3 million for the six months ended June 30, 2020, with the majority of the increase from mortgage-banking revenue and Title Company revenue. Mortgage-banking revenue increased $3.1 million or 84.8%, due to the increased volume of loans originated from $123.8 million during the six months ended June 30, 2020 to $188.9 million during the six months ended June 30, 2021. The Title Company generated $777,000 in revenue during the six months ended June 30, 2021 compared to $464,000 for the six months ended June 30, 2020, the increase of which was due to increased settlement volumes. Servicing fee income (included in other noninterest income) increased $266,000 from $68,000 for the six months ended June 30, 2020 to $334,000 for the same period of 2021 as the volume of loans serviced for FHLMC and FNMA increased during the first half of 2021. Real estate commissions decreased $272,000 and real estate management fees decreased $320,000 during the six months ended June 30, 2021 compared to the same period of 2020 as we wound down the operations of Louis Hyatt, Inc.

Noninterest Expense

Three Months Ended June 30:

Total noninterest expense increased $1.2 million, or 15.8%, to $8.7 million for the three months ended June 30, 2021, compared to $7.5 million for the three months ended June 30, 2020, primarily due to increases in compensation and related expenses, internal audit and compliance fees, and merger costs related to the pending merger with Shore. Compensation and related expenses increased by $658,000, or 12.7%, to $5.8 million for the three months ended June 30, 2021, compared to $5.2 million for the three months ended June 30, 2020. This increase was primarily due to annual salary increases, additional hirings, primarily in the mortgage-banking division, and increased commission expense that corresponds with our increased mortgage-banking volumes. Internal audit and compliance fees increased $129,000 due to increased internal audit costs. Merger expenses amounted to $91,000 for the three months ended June 30, 2021, primarily consisting of legal fees.

Six Months Ended June 30:

Total noninterest expense increased $1.7 million, or 11.0%, to $17.5 million for the six months ended June 30, 2021, compared to $15.7 million for the six months ended June 30, 2020, primarily due to increases in compensation and related expenses, internal audit and compliance fees, and merger costs. Compensation and related expenses increased by $1.4 million, or 13.3%, to $12.1 million for the six months ended June 30, 2021, compared to $10.6 million for the six months ended June 30, 2020, primarily due to annual salary increases, additional hirings, and increased mortgage-banking related commission expense. Internal audit and compliance fees increased $198,000 due to increased internal audit costs.  Merger expenses amounted to $329,000 for the six months ended June 30, 2021, primarily consisting of legal fees. Professional fees decreased $167,000 for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to decreased external audit and consulting fees in the first half of 2021. Additionally, we recognized a $34,000 loss on the sale of Hyatt Commercial during the six months ended June 30, 2021.

Income Tax Provision

Three Months Ended June 30:

We recorded a $699,000 tax provision on net income before income taxes of $2.4 million for the three months ended June 30, 2021 for an effective tax rate of 28.9%, compared to an income tax provision of $658,000 on net income before income taxes of $2.4 for the three months ended June 30, 2020, for an effective tax rate of 27.5%.

Six Months Ended June 30:

We recorded a $2.1 million tax provision on net income before income taxes of $7.8 million for the six months ended June 30, 2021 for an effective tax rate of 27.6%, compared to an income tax provision of $871,000 on net income before income taxes of $3.2 million for the six months ended June 30, 2020, for an effective tax rate of 27.5%.

Financial Condition

Total assets increased $191.1 million to $1.1 billion at June 30, 2021, compared to $952.6 million at December 31, 2020. This increase was primarily due to a $153.2 million, or 97.8%, increase in cash and cash equivalents, to $309.8 million at June 30, 2021 from $156.6 million at December 31, 2020 due primarily to increased deposits. Additionally, total securities increased $73.9 million as we redirected some of our excess liquidity in the form of securities purchases. Partially offsetting the increase in total assets was a $29.6 million decrease in total loans in the first half of 2021 as a result of significant payoffs. Total deposits increased $189.3 million, or 23.5%, to $995.7 million at June 30, 2021 compared to $806.5 million at December 31, 2020 primarily due to deposits from medical-cannabis related customers, as well as to customers maintaining higher savings balances during the ongoing pandemic. Stockholders’ equity increased $3.0 million to $112.6 million at June 30, 2021 compared to $109.6 million at December 31, 2020, due to net income to date for the year, partially offset by dividends paid to stockholders and the accumulated other comprehensive loss during the period.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals. We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios. We held $21.3 million and $65.1 million in AFS securities as of June 30, 2021 and December 31, 2020, respectively. We held $133.7 million and $15.9 million, respectively, in HTM securities as of June 30, 2021 and December 31, 2020, respectively.

Near the end of the second quarter of 2021, we transferred $118.7 million in AFS securities that had unrealized losses of $2.1 million at the time the securities were transferred. The unrealized losses at the time of transfer continue to be reported in accumulated other comprehensive loss and will be amortized over the remaining lives of the securities.

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries impact the securities market. Quarterly, we review each security in our portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as OTTI. For the three and six months ended June 30, 2021, we determined that no OTTI charges were required.

All of the AFS and HTM securities that are temporarily impaired as of June 30, 2021 were so due to declines in fair values resulting from changes in interest rates or decreased credit/liquidity spreads compared to the time they were purchased. We have the intent to hold these securities to maturity (including those designated as AFS) and it is more likely than not that we will not be required to sell the securities before recovery of value. As such, management considers the impairments to be temporary.

Our securities portfolio composition is as follows:

	AFS		HTM
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020

	(dollars in thousands)
U.S. government agency notes	$4,798	$6,660	$8,702	$1,986
Corporate obligations	2,033	2,034	—	—
MBS	14,447	56,404	124,955	13,957
	$21,278	$65,098	$133,657	$15,943

LHFS

We originate residential mortgage loans for sale on the secondary market. Such LHFS, which are carried at fair value, amounted to $32.9 million at June 30, 2021 and $36.3 million at December 31, 2020, the majority of which are subject to purchase commitments from investors. The decrease in LHFS was primarily due to the timing of loans pending sale on the secondary market.

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total interest-earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio before net unearned loan fees:

	June 30, 2021		December 31, 2020
		Percent		Percent
	Amount	of Total	Amount	of Total

	(dollars in thousands)
Residential Mortgage	$171,484	27.8%	$209,659	32.4%
Commercial	72,073	11.7%	63,842	9.9%
Commercial real estate	244,563	39.6%	243,435	37.7%
ADC	112,814	18.3%	112,938	17.5%
Home equity/2nds	15,011	2.4%	14,712	2.3%
Consumer	1,070	0.2%	1,485	0.2%
Loans receivable, before net unearned fees	$617,015	100.0%	$646,071	100.0%

Total loans, net of unearned loan fees, decreased by $29.6 million, or 4.6%, to $613.3 million at June 30, 2021, compared to $642.9 million at December 31, 2020. This decrease was due primarily to increased payoffs of residential real estate and consumer loans, partially offset by increased commercial loan originations (primarily PPP loans).

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

The following table summarizes the activity in our Allowance by portfolio segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Allowance, beginning of period	$8,135	$7,918	$8,670	$7,138
Charge-offs:
Residential mortgage	—	—	—	—
Commercial	—	—	—	—
Commercial real estate	—	—	—	—
ADC	—	—	(34)	—
Home equity/2nds	—	—	—	—
Consumer	(154)	—	(154)	(15)
Total charge-offs	(154)	—	(188)	(15)
Recoveries:
Residential mortgage	2	177	67	180
Commercial	4	3	9	8
Commercial real estate	21	70	195	102
ADC	—	—	—	—
Home equity/2nds	182	1	186	3
Consumer	13	—	14	3
Total recoveries	222	251	471	296
Net recoveries	68	251	283	281
(Reversal of) provision for loan losses	(325)	—	(1,075)	750
Allowance, end of period	$7,878	$8,169	$7,878	$8,169
Loans:
Period-end balance	$613,329	$661,372	$613,329	$661,372
Average balance during period	625,222	655,366	629,460	649,726
Allowance as a percentage of period-end loan balance (1)	1.28%	1.24%	1.28%	1.24%
Percent of average loans (annualized):
(Reversal of) provision for loan losses	(0.21)%	—%	(0.34)%	0.23%
Net recoveries	0.04%	0.15%	0.09%	0.09%
(1)	The Allowance at June 30, 2021, as a percentage of total loans, excluding PPP loans was 1.37%. The Allowance at June 30, 2020, as a percentage of total loans, excluding PPP loans was 1.33%.

The following table summarizes our allocation of the Allowance by loan segment:

	June 30, 2021			December 31, 2020
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
	Amount	of Total	Loans	Amount	of Total	Loans

	(dollars in thousands)
Residential mortgage	$1,475	18.7%	27.8%	$2,259	26.0%	32.4%
Commercial	1,762	22.4%	11.7%	1,670	19.3%	9.9%
Commercial real estate	1,390	17.6%	39.6%	1,516	17.5%	37.7%
ADC	2,950	37.5%	18.3%	2,947	34.0%	17.5%
Home equity/2nds	183	2.3%	2.4%	168	1.9%	2.3%
Consumer	1	—%	0.2%	—	—%	0.2%
Unallocated	117	1.5%	—%	110	1.3%	—%
Total	$7,878	100.0%	100.0%	$8,670	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the Allowance as a best estimate of inherent losses within the portfolio. The Allowance totaled $7.9 million at June 30, 2021 and $8.7 million at December 31, 2020. Any changes in the Allowance from period to period reflect management’s ongoing application of its methodologies to establish the Allowance, which, for the six months ended June 30, 2021, resulted in a decreased allocated Allowance for residential mortgage and commercial real estate loans and an increased allocated Allowance for commercial loans.

As a result of our Allowance analysis, we recorded a reversal of provision for loan losses of $325,000 during the three months ended June 30, 2021. We did not record any provision or reversal of provision for loan losses during the three months ended June 30, 2020. We recorded a (reversal of) provision for loan losses of $(1.1 million) and $750,000 during the six months ended June 30, 2021 and 2020, respectively. In 2020, we recorded the provision primarily due to economic factors related to the COVID-19 pandemic. In the first half of 2021, we experienced a significant drop in loan volume and specific reserves, which were the most significant contributors to the reversal of provision.

We recorded net recoveries of $68,000 and $251,000 during the three months ended June 30, 2021 and 2020, respectively, and net recoveries of $283,000 and $281,000 during the six months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021 and 2020, annualized net recoveries as a percentage of average loans outstanding amounted to 0.04% and 0.15%, respectively. During both the six months ended June 30, 2021 and 2020, annualized net recoveries as a percentage of average loans outstanding amounted to 0.09%. The Allowance as a percentage of outstanding loans was 1.28% as of June 30, 2021 compared to 1.35% as of December 31, 2020.

PPP loans are fully guaranteed by the SBA and, therefore, not required to have an allocated Allowance. The Allowance as a percentage of outstanding loans less PPP loans amounted to 1.37% and 1.42% at June 30, 2021 and December 31, 2020, respectively.

Although management uses available information to establish the appropriate level of the Allowance, future additions or reductions to the Allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions, and other factors. As a result, our Allowance may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our Allowance and related methodology. Such agencies may require us to recognize adjustments to the Allowance based on their judgments about information available to them at the time of their examination. Management believes the Allowance is adequate as of June 30, 2021 and is sufficient to address the credit losses inherent in the current loan portfolio. Management will continue to evaluate the adequacy of the Allowance as more economic data becomes available and as changes within our portfolio are known. The effects of the COVID-19 pandemic may still require us to fund additional increases in the Allowance in future periods.

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

NPAs, expressed as a percentage of total assets, totaled 0.2% at June 30, 2021 and 0.6% at December 31, 2020. The ratio of the Allowance to nonperforming loans was 638.4% at June 30, 2021 and 197.9% at December 31, 2020.

The distribution of our NPAs is illustrated in the following table. We did not have any loans greater than 90 days past due and still accruing at June 30, 2021 or December 31, 2020.

	June 30, 2021	December 31, 2020

Nonaccrual Loans:	(dollars in thousands)
Residential mortgage	$822	$4,080
Commercial real estate	210	126
ADC	47	60
Home equity/2nds	155	114
	1,234	4,380
Real Estate Acquired Through Foreclosure:
Commercial real estate	452	452
ADC	558	558
	1,010	1,010
Total NPAs	$2,244	$5,390

Nonaccrual loans totaled $1.2 million, or 0.2% of total loans, at June 30, 2021 and $4.4 million, or 0.7% of total loans at December 31, 2020. Significant activity in nonaccrual loans during the six months ended June 30, 2021 included the addition of four loans in the amount of $187,000 to nonaccrual and the payoff of two residential mortgage loans that were in nonaccrual status at December 31, 2020 in the amount of $3.1 million.

Real estate acquired through foreclosure remained unchanged at $1.0 million at both June 30, 2021 and December 31, 2020.

TDRs

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. See Significant Developments – COVID-19 for information regarding the CARES Act and its effect on modifications.

The composition of our TDRs is illustrated in the following table:

	June 30, 2021	December 31, 2020

Residential mortgage:	(dollars in thousands)
Nonaccrual	$155	$163
<90 days past due/current	5,055	5,787
Commercial real estate:
Nonaccrual	—	—
<90 days past due/current	414	421
ADC:
Nonaccrual	—	—
<90 days past due/current	126	128
Home equity/2nds:
Nonaccrual	—	—
<90 days past due/current	183	190
Consumer:
Nonaccrual	—	—
<90 days past due/current	61	63
Totals:
Nonaccrual	155	163
<90 days past due/current	5,839	6,589
	$5,994	$6,752

CARES Act Loans

In the wake of the COVID-19 pandemic, loan modification requests have been granted to defer principal and/or interest payments or modify interest rates. These loans are not classified as TDRs according to Section 4013 of the CARES Act, as long as the specific criteria set forth in the CARES Act are met. The table below presents information related to loan modifications made in compliance with the CARES Act for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021
	Residential	Commercial	Commercial Real Estate	Home Equity/2nds	Consumer	Total

	(dollars in thousands)
Balance at beginning of period	$547	$1,415	$10,319	$—	$157	$12,438
Additional modifications granted	1,457	—	—	—	—	1,457
CARES Act modifications returned to normal payment status	(455)	(1,396)	(3,843)	—	(157)	(5,851)
Principal payments net of draws on active deferred loans	(120)	(4)	(6,476)	—	—	(6,600)
Balance at end of period	$1,429	$15	$—	$—	$—	$1,444

	Six Months Ended June 30, 2021
	Residential	Commercial	Commercial Real Estate	Home Equity/2nds	Consumer	Total

	(dollars in thousands)
Balance at beginning of period	$6,009	$2,052	$14,990	$141	$158	$23,350
Additional modifications granted	1,912	398	3,694	—	157	6,161
CARES Act modifications returned to normal payment status	(455)	(1,396)	(3,843)	—	(157)	(5,851)
Principal payments net of draws on active deferred loans	(6,037)	(1,039)	(14,841)	(141)	(158)	(22,216)
Balance at end of period	$1,429	$15	$—	$—	$—	$1,444

See additional information on TDRs in Note 3 to the Consolidated Financial Statements herein.

Deposits

Deposits totaled $995.7 million at June 30, 2021 and $806.5 million at December 31, 2020. The $189.3 million increase was primarily the result of short-term medical-use cannabis related funds (funds that have not yet actually been used in the medical-use cannabis industry) that account holders have placed at the Bank temporarily while looking for desired investments in the industry. Management is aware of the short-term nature of such medical-use cannabis related deposits and offset those funds by maintaining short-term liquidity to meet any deposit outflows. Additionally, customers have been maintaining higher savings balances during the ongoing pandemic.

The deposit breakdown is as follows:

	June 30, 2021		December 31, 2020
		Percent		Percent
	Balance	of Total	Balance	of Total

	(dollars in thousands)
NOW	$190,839	19.2%	$106,589	13.2%
Money market	64,362	6.5%	191,506	23.7%
Savings	194,951	19.6%	63,464	7.9%
Certificates of deposit	190,715	19.1%	199,804	24.8%
Total interest-bearing deposits	640,867	64.4%	561,363	69.6%
Noninterest-bearing deposits	354,855	35.6%	245,093	30.4%
Total deposits	$995,722	100.0%	$806,456	100.0%

The following table provides the maturities of CDs in amounts of $250,000 or more:

	June 30, 2021	December 31, 2020

Maturing in:	(dollars in thousands)
3 months or less	$5,471	$5,230
Over 3 months through 6 months	3,269	2,798
Over 6 months through 12 months	6,644	6,217
Over 12 months	8,527	9,575
	$23,911	$23,820

Total deposits with balances of $250,000 or more amounted to $593.2 million and $377.8 million at June 30, 2021 and December 31, 2020, respectively. Total uninsured deposits amounted to $512.2 million and $353.0 million at June 30, 2021 and December 31, 2020, respectively.

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

At June 30, 2021, our total credit line with the FHLB was $333.1 million. The Bank, from time to time, utilizes the line of credit when interest rates are more favorable than obtaining deposits from the public. Our outstanding FHLB advance balance at both June 30, 2021 and December 31, 2020 was $10.0 million.

At June 30, 2021, we also maintained a line of credit with a bankers’ bank in the amount of $11.0 million, which we had not drawn upon.

The following table sets forth information concerning the interest rates and maturity dates of the advances from the FHLB as of June 30, 2021:

Principal
Amount (in thousands)	Rate	Maturity
$10,000	2.19%	2022

Certain loans in the amount of $106.9 million have been pledged under a blanket floating lien to the FHLB as collateral against advances at June 30, 2021.

Subordinated Debentures

As of both June 30, 2021 and December 31, 2020, the Company had outstanding $20.6 million in principal amount of 2035 Debentures. The 2035 Debentures were issued pursuant to the 2035 Indenture between the Company and Wells Fargo Bank, National Association as Trustee. The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR plus 200 basis points, and mature on January 7, 2035. Payments of principal, interest, premium and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture. The 2035 Debentures became redeemable, in whole or in part, by the Company on January 7, 2010.

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

Under the terms of the 2035 Debentures, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing. As of June 30, 2021, we were current on all interest due on the 2035 Debentures.

Capital Resources

Total stockholders’ equity increased $3.0 million to $112.6 million at June 30, 2021 compared to $109.6 million as of December 31, 2020. The increase was the result of 2021 net income to date, partially offset by dividends paid to stockholders and the accumulated other comprehensive loss during the six months ended June 30, 2021.

Capital Adequacy

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2021 and December 31, 2020, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.” As of January 1, 2020, the Bank elected to follow the Community Bank Leverage Ratio. See details of our capital ratios in Note 4 to the Consolidated Financial Statements.

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

In addition to our ability to generate deposits, we have external sources of funds, which may be drawn upon when desired. The primary source of external liquidity is an available line of credit with the FHLB. The Bank’s total credit availability under the FHLB’s credit availability program was $333.1 million at June 30, 2021, of which $10.0 million was outstanding. In addition, at June 30, 2021, we also maintained a line of credit with a bankers’ bank in the amount of $11.0 million, which we had not drawn upon.

The borrowing requirements of customers include commitments which totaled $158.9 million at June 30, 2021. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. We expect to fund these commitments from the sources of liquidity described above.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings.

In addition to the foregoing, the payment of dividends is a use of cash, but is not expected to have a material effect on liquidity. As of June 30, 2021, we had no material commitments for capital expenditures.

Our ability to acquire deposits or borrow could be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. As of June 30, 2021, we have not experienced any negative impact on our liquidity due to COVID-19. At  June 30, 2021, management considered the Company’s liquidity level to be sufficient for the purposes of meeting our cash flow requirements. We are not aware of any undisclosed known trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in our liquidity.

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

Derivatives

We maintain and account for derivatives, in the form of IRLCs and mandatory forward contracts, in accordance with the FASB guidance on accounting for derivative instruments and hedging activities. We recognize gains and losses on IRLCs forward contracts on the loan pipeline through mortgage-banking revenue in the Consolidated Statements of Income.

IRLCs on mortgage loans that we intend to sell in the secondary market are considered derivatives. We are exposed to price risk from the time a mortgage loan closes until the time the loan is sold. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 14 days to 60 days. For these IRLCs, we attempt to protect the Bank from changes in interest rates through the use of forward contracts, primarily consisting of TBA securities.

See Note 8 to the consolidated financial statements for more detailed information on our derivatives.

Inflation

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with GAAP and practices within the banking industry which require the measurement of financial condition and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. As a financial institution, virtually all of our assets and liabilities are monetary in nature and interest rates have a more significant impact on our performance than the effects of general levels of inflation. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless mitigated by a corresponding increase in our revenues. However, we believe that the impact of inflation on our operations was not material for the three and six months ended June 30, 2021 and 2020.

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

The matching of maturity or repricing of interest-earning assets and interest-bearing liabilities may be analyzed by examining the extent to which these assets and liabilities are interest rate sensitive and by monitoring the Bank’s interest rate sensitivity gap. An interest-earning asset or interest-bearing liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. The difference between rate sensitive assets and rate sensitive liabilities represents the Bank’s interest sensitivity gap. At June 30, 2021, we had a one-year cumulative positive gap of $16.9 million.

Exposure to interest rate risk is actively monitored by management. The objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. We use the PROFITstar® model to monitor our exposure to interest rate risk, which calculates changes in the EVE.

The following table represents our EVE as of June 30, 2021:

Change in Rates		Amount	$ Change	% Change

		(dollars in thousands)
+400	bp	$242,777	$2,515	1.0%
+300	bp	237,260	(3,002)	(1.2)%
+200	bp	224,377	(15,885)	(6.6)%
+100	bp	227,242	(13,020)	(5.4)%
0	bp	240,262
-100	bp	100,938	(139,324)	(58.0)%

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

Item 4.    Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s CEO and CFO, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

In the normal course of business, we are party to litigation arising from the banking, financial, and other activities we conduct. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from these matters will have a material effect on the Company’s financial condition, operating results, or liquidity as of June 30, 2021.

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

SEVERN BANCORP, INC.

August 16, 2021	/s/ Alan J. Hyatt
Alan J. Hyatt, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

August 16, 2021	/s/ Vance W. Adkins
Vance W. Adkins, Chief Financial Officer
(Principal Financial and Accounting Officer)